Form 10-Q
period 2010-09-30
Home Federal Bancorp, Inc. of Louisiana
filed 2010-12-10
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2010
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 333-169230

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

(318) 222-1145
(Registrant’s telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                              [   ]  Yes     [X]  No

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                  [   ]  Yes     [   ]  No

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ] Accelerated filer [ ]
Non-accelerated filer [ ] Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [X] No
    As of December 9, 2010, there were no shares of common stock of the Registrant outstanding (the Registrant became subject to the filing requirements of Sections 13 and 15(d) when its registration statement on Form S-1 was declared effective on November 5, 2010.)

EXPLANATORY NOTE

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation (the “Registrant” or “Home Federal Bancorp (New)”), was organized by Home Federal Bancorp, Inc of Louisiana, a  federal corporation (“Home Federal Bancorp”) and the current mid-tier holding company for Home Federal Bank (the “Bank”) to facilitate the “second-step” conversion of the Bank from the mutual holding company structure to the fully public stock holding company structure (the “Conversion and Reorganization”).  After the Conversion and Reorganization is consummated, Home Federal Bancorp (New) will become the holding company for the Bank and will own all of the issued and outstanding shares of the Bank’s common stock.  As part of the Conversion and Reorganization, shares of common stock of Home Federal Bancorp (New) will be issued and sold in an offering to certain depositors of the Bank and others and will also be issued in exchange, pursuant to an exchange ratio, for the currently issued and outstanding shares of Home Federal Bancorp held by the “public” shareholders, that is all shareholders except Home Federal Mutual Holding Company of Louisiana.  Home Federal Bancorp (New) filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) on September 3, 2010 (File No. 333-169230), as amended, which was declared effective by the SEC on November 5, 2010.  The Registrant is in organization, has engaged in no operations to date and has not issued any shares of stock; accordingly, no financial statements of Home Federal Bancorp (New) have been included herein.

Part I – Financial Information

Item 1.                    Financial Statements.

The information required herein is incorporated by reference from the information appearing after the same heading at pages 1 through 18 in the Quarterly Report on Form 10-Q of Home Federal Bancorp, Inc. of Louisiana (File No. 000-51117) for the quarter ended September 30, 2010 as filed with the SEC on November 15, 2010.  Home Federal Bancorp (New) has evaluated events and transactions occurring subsequent to September 30, 2010, for items that should potentially be recognized or disclosed in the financial statements incorporated herein.  The evaluation was conducted through the date hereof.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required herein is incorporated by reference from the information appearing after the same heading at pages 19 through 22 in the Quarterly Report on Form 10-Q of Home Federal Bancorp, Inc. of Louisiana (File No. 000-51117) for the quarter ended September 30, 2010 as filed with the SEC on November 15, 2010.

Item 3.                  Quantitative and Qualitative Disclosures about Market Risk.

The information required herein is incorporated by reference from the information appearing after the same heading at page 23 in the Quarterly Report on Form 10-Q of Home Federal Bancorp, Inc. of Louisiana (File No. 000-51117) for the quarter ended September 30, 2010 as filed with the SEC on November 15, 2010.

Item 4.                  Controls and Procedures.

The information required herein is incorporated by reference from the information appearing after the same heading at page 23 in the Quarterly Report on Form 10-Q of Home Federal Bancorp, Inc. of Louisiana (File No. 000-51117) for the quarter ended September 30, 2010 as filed with the SEC on November 15, 2010.

Part II – Other Information

Item 1.                  Legal Proceedings.

The information required herein is incorporated by reference from the information appearing after the same heading at page 24 in the Quarterly Report on Form 10-Q of Home Federal Bancorp, Inc. of Louisiana (File No. 000-51117) for the quarter ended September 30, 2010 as filed with the SEC on November 15, 2010.

Item 1A.	Risk Factors.

The information required herein is incorporated by reference from the information appearing after the same heading at pages 16 through 21 in the Prospectus of Home Federal Bancorp (New), dated November 5, 2010, as filed with the SEC pursuant to Rule 424(b)(3) on November 12, 2010.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds.

The information required herein is incorporated by reference from the information appearing after the same heading at page 24 in the Quarterly Report on Form 10-Q of Home Federal Bancorp, Inc. of Louisiana (File No. 000-51117) for the quarter ended September 30, 2010 as filed with the SEC on November 15, 2010.

Item 3.                   Defaults Upon Senior Securities.

The information required herein is incorporated by reference from the information appearing after the same heading at page 25 in the Quarterly Report on Form 10-Q of Home Federal Bancorp, Inc. of Louisiana (File No. 000-51117) for the quarter ended September 30, 2010 as filed with the SEC on November 15, 2010.

Item 4.                   [Removed and Reserved]

Item 5.                   Other Information

The information required herein is incorporated by reference from the information appearing after the same heading at page 25 in the Quarterly Report on Form 10-Q of Home Federal Bancorp, Inc. of Louisiana (File No. 000-51117) for the quarter ended September 30, 2010 as filed with the SEC on November 15, 2010.

Item 6.                   Exhibits

(a)          The following exhibits are filed as part of this report:

No.	Description
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: December 10, 2010	By:	/s/ Daniel R. Herndon
Daniel R. Herndon
President and Chief Executive Officer

Date: December 10, 2010	By:	/s/ Clyde D. Patterson
Clyde D. Patterson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)