Form 10-Q
period 2010-12-31
Home Federal Bancorp, Inc. of Louisiana
filed 2011-02-14
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-35019
HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101

(Address of principal executive offices)	(Zip Code)
(318) 222-1145
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Shares of common stock, par value $.01 per share, outstanding as of February 14, 2011: The registrant had 3,045,913 shares of common stock outstanding.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	December 31,	June 30,
	2010	2010
	(In Thousands)
ASSETS

Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $4,645 and $4,698 for December 31, 2010 and June 30, 2010, Respectively)	$36,406	$8,837
Securities Available-for-Sale	51,163	63,688
Securities Held-to-Maturity	1,785	2,138
Loans Held-for-Sale	5,451	13,403
Loans Receivable, Net	111,196	93,056
Accrued Interest Receivable	620	560
Premises and Equipment, Net	3,934	3,049
Other Assets	388	414

Total Assets	$210,943	$185,145

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	132,979	117,722
Advances from Borrowers for Taxes and Insurance	126	205
Advances from Federal Home Loan Bank of Dallas	25,981	31,507
Other Accrued Expenses and Liabilities	946	1,425
Deferred Tax Liability	327	921

Total Liabilities	160,359	151,780

STOCKHOLDERS’ EQUITY
Preferred Stock — No Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	—	—
Common Stock — 40,000,000 Shares of $.01 Par Value Authorized; 3,045,913 Shares Issued; 3,045,913 Shares and 3,050,244 Shares Outstanding at December 31, 2010 and June 30, 2010, Respectively (1)	32	14
Additional Paid-in Capital	31,092	13,655
Treasury Stock, at Cost — 0 Shares at December 31, 2010; 191,967 Shares at June 30, 2010 (1)	—	(2,094)
Unearned ESOP Stock	(1,965)	(826)
Unearned RRP Trust Stock	(29)	(145)
Retained Earnings	20,356	20,665
Accumulated Other Comprehensive Income	1,098	2,096

Total Stockholders’ Equity	50,584	33,365

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$210,943	$185,145

(1)	Prior period per shares issued and outstanding figures were adjusted for comparability using the conversion ratio of 0.9110 due to completion of second step offering on December 22, 2010.
See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, Including Fees	$1,894	$1,189	$3,692	$2,228
Investment Securities	12	17	24	36
Mortgage-Backed Securities	631	1,027	1,354	2,157
Other Interest-Earning Assets	7	2	11	4

Total Interest Income	2,544	2,235	5,081	4,425

INTEREST EXPENSE
Deposits	566	556	1,140	1,134
Federal Home Loan Bank Borrowings	238	312	495	643

Total Interest Expense	804	868	1,635	1,777

Net Interest Income	1,740	1,367	3,446	2,648

PROVISION FOR LOAN LOSSES	151	—	223	—

Net Interest Income after
Provision for Loan Losses	1,589	1,367	3,223	2,648

NON-INTEREST INCOME
Gain on Sale of Loans	451	85	1,030	129
Gain on Sale of Investments	82	186	311	186
Other Income	247	14	273	24

Total Non-Interest Income	780	285	1,614	339

NON-INTEREST EXPENSE
Compensation and Benefits	984	817	2,001	1,429
Occupancy and Equipment	120	87	244	180
Data Processing	52	22	88	46
Audit and Professional Fees	90	117	182	177
Franchise and Bank Shares Tax	55	37	55	75
Other Expense	309	195	530	321

Total Non-Interest Expense	1,610	1,275	3,100	2,228

Income Before Income Taxes	759	377	1,737	759

PROVISION FOR INCOME TAX EXPENSE	257	128	589	258

Net Income	$502	$249	$1,148	$501

EARNINGS PER COMMON SHARE(1):
Basic	$0.17	$0.08	$0.39	$0.17

Diluted	$0.17	$0.08	$0.39	$0.17

DIVIDENDS DECLARED	$0.06	$0.06	$0.12	$0.12

(1)
Prior period earnings per share and weighted average shares outstanding figures were adjusted for comparability using the conversion ratio of 0.9110 due to completion of second step offering on December 22, 2010.

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

				Unearned			Accumulated
		Additional	Unearned	RRP			Other	Total
	Common	Paid-in	ESOP	Trust	Retained	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Stock	Stock	Earnings	Stock	(Loss) Income	Equity
	(In Thousands)

BALANCE — June 30, 2009	$14	$13,608	$(883)	$(269)	$20,288	$(1,887)	$439	$31,310

Net Income	—	—	—	—	501	—	—	501
Other Comprehensive Income:
Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	—	—	—	—	—	—	713	713

RRP Shares Earned	—	—	—	124	—	—	—	124

Stock Options Vested	—	28	—	—	—	—	—	28

ESOP Compensation Earned	—	(5)	29	—	—	—	—	24

Dividends Declared	—	—	—	—	(147)	—	—	(147)

Acquisition Treasury Stock	—	—	—	—	—	(207)	—	(207)

BALANCE — December 31, 2009	$14	$13,631	$(854)	$(145)	$20,642	$(2,094)	$1,152	$32,346

BALANCE — June 30, 2010	$14	$13,655	$(826)	$(145)	$20,665	$(2,094)	$2,096	$33,365

COMMON STOCK ISSUANCE	20	18,253	(1,167)					17,106

Net Income	—	—	—	—	1,148	—	—	1,148
Other Comprehensive Loss:
Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	—	—	—	—	—	—	(998)	(998)

RRP Shares Earned	—	—	—	116	—	—	—	116

Stock Options Vested	—	11	—	—	—	—	—	11

ESOP Compensation Earned	—	(1)	28	—	—	—	—	27

Dividends Declared	—	—	—	—	(145)	—	—	(145)

TREASURY STOCK RETIREMENT	(2)	(826)	—	—	(1,312)	2,140	—	—

Acquisition Treasury Stock	—	—	—	—	—	(46)	—	(46)

BALANCE — December 31, 2010	$32	$31,092	$(1,965)	$(29)	$20,356	$—	$1,098	$50,584

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2010	2009
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,148	$501
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
Net Amortization and Accretion on Securities	(123)	(168)
Gain on Sale of Securities	(311)	(186)
Gain on Sale of Loans	(1,030)	(129)
Amortization of Deferred Loan Fees	(35)	(103)
Depreciation of Premises and Equipment	85	48
ESOP Expense	27	23
Stock Option Expense	11	29
Recognition and Retention Plan Expense	16	63
Deferred Income Tax	(80)	(5)
Provision for Loan Losses	223	—
Changes in Assets and Liabilities:
Loans Held-for-Sale — Originations and Purchases	(74,741)	(21,364)
Loans Held-for-Sale — Sale and Principal Repayments	83,723	21,230
Accrued Interest Receivable	(60)	(20)
Other Operating Assets	27	(226)
Other Operating Liabilities	(1,558)	18

Net Cash Provided by (Used in) Operating Activities	7,322	(289)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(18,395)	(23,474)
Deferred Loan Fees Collected	67	121
Acquisition of Premises and Equipment	(971)	(1,945)
Activity in Available-for-Sale Securities:
Proceeds from Sales of Securities	6,805	4,663
Principal Payments on Mortgage-Backed Securities	8,609	8,558
Purchases of Securities	(3,967)	—
Activity in Held-to-Maturity Securities:
Redemption Proceeds	558	—
Principal Payments on Mortgage-Backed Securities	49	39
Purchases of Securities	(253)	(31)

Net Cash Used in Investing Activities	(7,498)	(12,069)

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	December 31,
	2010	2009
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	15,256	9,648
Proceeds from Federal Home Loan Bank Advances	—	15,500
Repayments of Advances from Federal Home Loan Bank	(5,526)	(8,955)
Net Decrease in Mortgage-Escrow Funds	(79)	(72)
Dividends Paid	(145)	(147)
Acquisition of Treasury Stock	(46)	(207)

Net Proceeds from Stock Issuance	18,285	—

Net Cash Provided by Financing Activities	27,745	15,767

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,569	3,409

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	8,837	10,007

CASH AND CASH EQUIVALENTS — END OF PERIOD	$36,406	$13,416

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$1,661	$1,817
Income Taxes Paid	677	177
Market Value Adjustment for Gain (Loss) on Securities
Available-for-Sale	(1,512)	1,081
See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (the “Bank”). These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six month period ended December 31, 2010, is not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2011. Certain items previously reported have been reclassified to conform with the current reporting period’s format. Prior period earnings per share and weighted average shares outstanding figures were adjusted for comparability using the conversion ratio of 0.9110 due to completion of second step offering on December 22, 2010.
The Company follows accounting standards set by the Financial Accounting Standards Board (the “FASB”). The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (the “Codification” or the “ASC”).
In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2010. In preparing these financial statements, the company evaluated the events and transactions that occurred from December 31, 2010 through February 14, 2011, the date these financial statements were issued.
Use of Estimates
In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Statements of Financial Condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses.
Nature of Operations
On December 22, 2010, Home Federal Bancorp, Inc. of Louisiana, completed its conversion and reorganization from the mutual holding company form of organization to the fully public stock holding structure and formed Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation (the “Company”) to serve as the stock holding company for the Bank. In connection with the conversion and reorganization, the Company sold 1,945,220 shares of its common stock in a subscription and community offering and syndicated community offering at a price of $10.00 per share. The Company also issued 1,100,693 shares of common stock in exchange for shares of the former holding company, other than shares held by Home Federal Mutual Holding Company of Louisiana, which were cancelled. The Company received net proceeds of $18.3 million, after offering expenses. The Bank is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of Thrift Supervision. Services are provided to its customers by four full-service banking offices and one agency office, which are located in the Caddo and Bossier Parishes, Louisiana. The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of December 31, 2010, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which is currently inactive.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. Summary of Accounting Policies (continued)
Cash and Cash Equivalents
For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, balances due from banks, and federal funds sold, all of which mature within ninety days.
Securities
The Company classifies its debt and equity investment securities into one of three categories: held-to-maturity, available-for-sale, or trading. Investments in nonmarketable equity securities and debt securities, in which the Company has the positive intent and ability to hold to maturity, are classified as held-to-maturity and carried at amortized cost. Investments in debt securities that are not classified as held-to-maturity and marketable equity securities that have readily determinable fair values are classified as either trading or available-for-sale securities. Securities that are acquired and held principally for the purpose of selling in the near term are classified as trading securities. Investments in securities not classified as trading or held-to-maturity are classified as available-for-sale.
Trading account and available-for-sale securities are carried at fair value. Unrealized holding gains and losses on trading securities are included in earnings while net unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the term of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
Loans Held-for-Sale
Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.
Loans
Loans receivable are stated at unpaid principal balances, less allowances for loan losses and unamortized deferred loan fees. Net nonrefundable fees (loan origination fees, commitment fees, discount points) and costs associated with lending activities are being deferred and subsequently amortized into income as an adjustment of yield on the related interest earning assets using the interest method. Interest income on contractual loans receivable is recognized on the accrual method. Unearned discount on property improvement and automobile loans is deferred and amortized on the interest method over the life of the loan.
Allowance for Loan Losses
The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral and prevailing economic conditions. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

1. Summary of Accounting Policies (continued)
Allowance for Loan Losses (continued)
A loan is considered impaired when, based on current information or events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. When a loan is impaired, the measurement of such impairment is based upon the present value of expected future cash flows or the fair value of the collateral of the loan. If the present value of expected future cash flows or fair value of the collateral is less than the recorded investment in the loan, the Bank will recognize the impairment by creating a valuation allowance with a corresponding charge against earnings.
An allowance is also established for uncollectible interest on loans classified as substandard. Loans are classified as substandard and placed on non-accrual status when they are in excess of ninety days delinquent. The allowance is established by a charge to interest income equal to all interest previously accrued and income is subsequently recognized only to the extent that cash payments are received. When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is back to normal, the loan is returned to accrual status.
It should be understood that estimates of future loan losses involve an exercise of judgment. While it is possible that in particular periods, the Company may sustain losses, which are substantial relative to the allowance for loan losses, it is the judgment of management that the allowance for loan losses reflected in the accompanying statements of condition is adequate to absorb possible losses in the existing loan portfolio.
Off-Balance Sheet Credit Related Financial Instruments
In the ordinary course of business, the Bank has entered into commitments to extend credit. Such financial instruments are recorded when they are funded.
Foreclosed Assets
Assets acquired through, or in lieu of, loan foreclosure are held-for-sale and are transferred to other real estate owned at the lower of cost or current fair value minus estimated cost to sell as of the date of foreclosure. Cost is defined as the lower of the fair value of the property or the recorded investment in the loan. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.
Premises and Equipment
Land is carried at cost. Buildings and equipment are carried at cost less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets.
Income Taxes
The Company and its wholly-owned subsidiary file a consolidated Federal income tax return on a fiscal year basis. Each entity will pay its pro-rata share of income taxes in accordance with a written tax-sharing agreement.
The Company accounts for income taxes on the asset and liability method. Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. Current taxes are measured by applying the provisions of enacted tax laws to taxable income to determine the amount of taxes receivable or payable.

1. Summary of Accounting Policies (continued)
Income Taxes (continued)
While the Bank is exempt from Louisiana income tax, it is subject to the Louisiana Ad Valorem Tax, commonly referred to as the Louisiana Shares Tax, which is based on stockholders’ equity and net income.
Comprehensive Income
Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the Consolidated Statements of Financial Condition, such items, along with net income, are components of comprehensive income.
2. Securities
The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$2,325	$105	$—	$2,430
FNMA Mortgage-Backed Certificates	45,775	1,538		47,313
GNMA Mortgage-Backed Certificates	108		—	108

Total Debt Securities	48,208	1,643		49,851

Equity Securities
176,612 Shares, AMF ARM Fund	1,291	21	—	1,312

Total Securities Available-for-Sale	$49,499	$1,664	$—	$51,163

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$158	$21	$—	$179
FNMA Mortgage-Backed Certificates	67	2		69
FHLMC Mortgage-Backed Certificates	24	2	—	26

Total Debt Securities	249	25	—	274

Equity Securities (Non-Marketable
630 Shares-First National Bankers Bankshares, Inc.	250	—	—	250
12,856 Shares — Federal Home Loan Bank	1,286	—	—	1,286

Total Equity Securitie	1,536	—	—	1,536

Total Securities Held-to-Maturity	$1,785	$25	$—	$1,810

2. Securities (continued)

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$3,031	$175	$—	$3,206
FNMA Mortgage-Backed Certificates	55,828	2,980		58,808
GNMA Mortgage-Backed Certificates	115	1	1	115

Total Debt Securities	58,974	3,156	1	62,129

Equity Securities
210,350 Shares, AMF ARM Fund	1,538	21	—	1,559

Total Securities Available-for-Sale	$60,512	$3,177	$1	$63,688

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$196	$22	$—	$218
FNMA Mortgage-Backed Certificates	75	2	—	77
FHLMC Mortgage-Backed Certificates	27	1	—	28

Total Debt Securities	298	25	—	323

Equity Securities (Non-Marketable)
18,402 Shares — Federal Home Loan Bank	1,840	—	—	1,840

Total Securities Held-to- Maturity	$2,138	$25	$—	$2,163

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2010, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Within One Year or Less	$	$	$1	$1
One through Five Years			14	15
After Five through Ten Years	667	681	103	110
Over Ten Years	47,541	49,170	131	148

Total	$48,208	$49,851	$249	$274

For the six months ended December 31, 2010 and 2009, proceeds from the sale of securities available-for-sale amounted to $6.8 million and $4.7 million, respectively. Gross realized gains amounted to $311,000 and $186,000 for the six months ended December 31, 2010 and 2009, respectively.

2. Securities (continued)
The following tables show information pertaining to gross unrealized losses on securities available-for-sale at December 31, 2010 and June 30, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position. There were no unrealized losses on securities held-to-maturity at December 31, 2010 or June 30, 2010.

December 31, 2010
	Less than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Debt Securities
Mortgage-Backed Securities	$—	$—	$—	$—

Marketable Equity Securities	—	—	—	—

Total Securities Available-for-Sale	$—	$—	$—	$—

June 30, 2010
	Less than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Debt Securities
Mortgage-Backed Securities	$—	$—	$1	$89

Marketable Equity Securities	—	—	—	—

Total Securities Available-for-Sale	$—	$—	$1	$89

The Company’s investment in equity securities consists primarily of shares of an adjustable rate mortgage loan mutual fund. During the year ended June 30, 2010, the Company made a determination that the impairment of this investment was other-than-temporary based upon conditions which indicated that a significant recovery in fair value of this investment would not occur. Accordingly, the Company recognized an impairment charge against earnings in the amount of $627,000. No impairment charges were recognized during the six months ended December 31, 2010.
At December 31, 2010, securities with a carrying value of $3.1 million were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $50.1 million were pledged to secure FHLB advances.

3. Earnings Per Share
Basic earnings per common share are computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Prior period share amounts were adjusted for comparability using the conversion ratio of 0.9110 due to completion of second step offering on December 22, 2010. Earnings per share for the three and six months ended December 31, 2010 and 2009 were calculated as follows:

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
	Basic	Diluted	Basic	Diluted

Net income	$501,358	$501,358	$249,500	$249,500
Weighted average shares outstanding	2,965,576	2,965,576	2,945,673	2,945,673
Effect of unvested common stock awards	—	—	—	—

Adjusted weighted average shares used in earnings per share computation	2,965,576	2,965,576	2,945,673	2,945,673

Earnings per share	$0.17	$0.17	$0.08	$0.08

	Six Months Ended		Six Months Ended
	December 31, 2010		December 31, 2009
	Basic	Diluted	Basic	Diluted

Net income	$1,147,673	$1,147,673	$501,250	$501,250
Weighted average shares outstanding	2,962,061	2,962,061	2,951,958	2,951,958

Effect of unvested common stock awards
Adjusted weighted average shares used in earnings per share computation	2,962,061	2,962,061	2,951,958	2,951,958

Earnings per share	$0.39	$0.39	$0.17	$0.17

For the three months ended December 31, 2010 and 2009, there were outstanding options to purchase 174,389 and 158,134 shares, respectively, at a weighted average exercise price of $9.85 per share and for the six months ended December 31, 2010 and 2009, there were weighted-average outstanding options to purchase 168,429 and 158,134 shares, respectively, at $9.85 per share. For the quarter ended December 31, 2010, the options were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market value price of the common shares during the period.
4. Recognition and Retention Plan
On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement (the “Recognition Plan”) as an incentive to retain personnel of experience and ability in key positions. The aggregate number of shares of the Company’s common stock subject to award under the Recognition Plan totaled 63,547 shares (as adjusted). As the shares were acquired for the Recognition Plan, the purchase price of these shares was recorded as a contra equity account. As the shares are distributed, the contra equity account is reduced. During the six months ended December 31, 2010, 10,758 shares vested and were released from the Recognition Plan Trust and 2,808 shares remained in the Recognition Plan Trust at December 31, 2010.
Recognition Plan shares are earned by recipients at a rate of 20% of the aggregate number of shares covered by the Recognition Plan award over five years. Generally, if the employment of an employee or service as a non-employee director is terminated prior to the fifth anniversary of the date of grant of Recognition Plan share award, the recipient shall forfeit the right to any shares subject to the award that have not been earned. In the case of death or disability of the recipient or a change in control of the Company, the Recognition Plan awards will be vested and shall be distributed as soon as practicable thereafter.

4. Recognition and Retention Plan (continued)
The present cost associated with the Recognition Plan is based on share prices of $10.82 and $10.93, which represent the market price of the Company’s stock on August 18, 2005 and August 19, 2010, the dates on which the Recognition Plan shares were granted, as adjusted for the exchange ratio of 0.9110 on December 22, 2010. The cost is recognized over the five year vesting period.
5. Stock Option Plan
On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the “Option Plan”) for the benefit of directors, officers, and other key employees. The aggregate number of shares of common stock reserved for issuance under the Option Plan totaled 158,868 (as adjusted). Both incentive stock options and non-qualified stock options may be granted under the Option Plan.
On August 18, 2005, the Company granted 158,868 options to directors and employees. Under the Option Plan, the exercise price of each option cannot be less than the fair market value of the underlying common stock as of the date of the option grant, which was $10.82, and the maximum term is ten years. On August 19, 2010, 21,616 options, which had been forfeited, were granted at an exercise price of $10.93 per share. Incentive stock options and non-qualified stock options granted under the Option Plan become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted. No vesting shall occur after an employee’s employment or service as a director is terminated. As of December 31, 2010, 2,121 stock options were available for future grant. In the event of the death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable. The Company accounts for the Option Plan under the guidance of FASB ASC Topic 718, Compensation — Stock Compensation.
6. Fair Value of Financial Instruments
The following disclosure is made in accordance with the requirements of ASC 825, Financial Instruments. Financial instruments are defined as cash and contractual rights and obligations that require settlement, directly or indirectly, in cash. In cases where quoted market prices are not available, fair values have been estimated using the present value of future cash flows or other valuation techniques. The results of these techniques are highly sensitive to the assumptions used, such as those concerning appropriate discount rates and estimates of future cash flows, which require considerable judgment. Accordingly, estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current settlement of the underlying financial instruments.
ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. These disclosures should not be interpreted as representing an aggregate measure of the underlying value of the Company.
The following methods and assumptions were used by the Bank in estimating fair values of financial instruments:
Cash and Cash Equivalents
The carrying amount approximates the fair value of cash and cash equivalents.
Securities to be Held-to-Maturity and Available-for-Sale
Fair values for investment securities, including mortgage-backed securities, are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying values of restricted or non-marketable equity securities approximate their fair values. The carrying amount of accrued investment income approximates its fair value.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Fair Value of Financial Instruments (continued)
Mortgage Loans Held-for-Sale
Because these loans are normally disposed of within ninety days of origination, their carrying value closely approximates the fair value of such loans.
Loans Receivable
For variable-rate loans that re-price frequently and with no significant changes in credit risk, fair value approximates the carrying value. Fair values for other loans are estimated using the discounted value of expected future cash flows. Interest rates used are those being offered currently for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest receivable approximates its fair value.
Deposit Liabilities
The fair values for demand deposit accounts are, by definition, equal to the amount payable on demand at the reporting date, that is, their carrying amounts. Fair values for other deposit accounts are estimated using the discounted value of expected future cash flows. The discount rate is estimated using the rates currently offered for deposits of similar maturities.
Advances from Federal Home Loan Bank
The carrying amount of short-term borrowings approximates their fair value. The fair value of long-term debt is estimated using discounted cash flow analyses based on current incremental borrowing rates for similar borrowing arrangements.
Off-Balance Sheet Credit-Related Instruments
Fair values for outstanding mortgage loan commitments to lend are based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements, customer credit quality, and changes in lending rates.
The fair value of interest rate floors and caps contained in some loan servicing agreements and variable rate mortgage loan contracts are considered immaterial within the context of fair value disclosure requirements. Accordingly, no fair value estimate is provided for these instruments.
The carrying amount and estimated fair values of the Bank’s financial instruments were as follows:

	December 31, 2010		June 30, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$36,406	$36,406	$8,837	$8,837
Securities Available-for-Sale	51,163	51,163	63,688	63,688
Securities to be Held-to-Maturity	1,785	1,810	2,138	2,163
Loans Held-for-Sale	5,451	5,451	13,403	13,403
Loans Receivable	111,196	125,652	93,056	109,322

Financial Liabilities
Deposits	132,979	137,633	117,722	120,460
Advances from FHLB	25,981	27,774	31,507	33,175

Off-Balance Sheet Items
Mortgage Loan Commitments	—	82	—	142
The estimated fair values presented above could be materially different than net realizable value and are only indicative of the individual financial instrument’s fair value. Accordingly, these estimates should not be considered an indication of the fair value of the Bank taken as a whole.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Fair Value Accounting
On July 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurement, now codified in FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 affirms a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 was issued to establish a uniform definition of fair value. The definition of fair value is market-based as opposed to company-specific, and includes the following:
•
Defines fair value as the price that would be received to sell an asset or paid to transfer a liability, in either case, through an orderly transaction between market participants at a measurement date and establishes a framework for measuring fair value;

•	Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date;

•
Nullifies the guidance in EITF 02-3, which required the deferral of profit at inception of a transaction involving a derivative financial instrument in the absence of observable data supporting the valuation technique;

•	Eliminates large position discounts for financial instruments quoted in active markets and requires consideration of the company’s creditworthiness when valuing liabilities; and

•	Expands disclosures about instrument that are measured at fair value.
ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy favors the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
•	Level 1 — Fair value is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets in which the Company can participate.

•
Level 2 — Fair value is based upon (a) quoted prices for similar assets or liabilities in active markets; (b) quoted prices for identical or similar assets or liabilities in markets that are not active, that is, markets in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly; (c) inputs other than quoted prices that are observable for the asset or liability or (d) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•
Level 3 — Fair value is based upon inputs that are unobservable for the asset or liability. These inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). These inputs are developed based on the best information available in the circumstances, which include the Company’s own data. The Company’s own data used to develop unobservable inputs are adjusted if information indicates that market participants would use different assumptions.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Fair Value Accounting (continued)
Fair values of assets and liabilities measured on a recurring basis at December 31, 2010 and June 30, 2010 are as follows:

	Fair Value Measurements Using:
	Quoted Prices in	Significant
	Active Markets for	Other Observable
	Identical Assets	Inputs
December 31, 2010	(Level 1)	(Level 2)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$	$2,430	$2,430
FNMA		47,313	47,313
GNMA		108	108
Equity Securities
ARM Fund	1,312		1,312

Total	$1,312	$49,851	$51,163

	Fair Value Measurements Using:
	Quoted Prices in	Significant
	Active Markets for	Other Observable
	Identical Assets	Inputs
June 30, 2010	(Level 1)	(Level 2)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$—	$3,206	$3,206
FBNA	—	58,808	58,808
GNMA	—	115	115
Equity Securities
ARM Fund	1,559	—	1,559

Total	$1,559	$62,129	$63,688

8. Second Step Conversion
On December 22, 2010, the Company completed its second step conversion from the mutual holding company form of organization to the stock holding company form of organization pursuant to a Plan of Conversion and Reorganization. Upon completion of the conversion, Home Federal Bancorp, Inc. of Louisiana, a newly formed Louisiana chartered corporation, became the holding company for Home Federal Bank and Home Federal Mutual Holding Company of Louisiana and the former Home Federal Bancorp, Inc. of Louisiana ceased to exist. As part of the conversion and in accordance with the Plan of Conversion, all outstanding shares of the former Home Federal Bancorp, Inc. of Louisiana common stock (other than those owned by Home Federal Mutual Holding Company) were converted into the right to receive 0.9110 of a share of the newly formed Home Federal Bancorp, Inc. of Louisiana common stock resulting in 1,100,693 shares issued in the exchange. In addition, a total of 1,945,220 shares of common stock, par value $0.01 per share, of Home Federal Bancorp, Inc. of Louisiana were sold in subscription, community and syndicated community offerings to certain depositors and borrowers of the Bank and other investors for $10.00 per share, or $19.45 million in the aggregate. Treasury stock held was cancelled. The net proceeds of the offering were approximately $18.3 million, after offering expenses.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
The Company was formed by the Bank in connection with the Bank’s reorganization into the mutual holding company form of organization and commenced operations on January 18, 2005. The Company completed its conversion from the mutual holding company form of organization to the fully public stock holding company form on December 22, 2010. As a result of the conversion, Home Federal Bancorp, Inc. of Louisiana, a newly formed Louisiana-chartered corporation, became the holding company for Home Federal Bank, and Home Federal Mutual Holding Company and the former Home Federal Bancorp, Inc. of Louisiana ceased to exist. As part of the conversion, all outstanding shares of the former Home Federal Bancorp, Inc. of Louisiana common stock (other than those owned by Home Federal Mutual Holding Company) were converted into the right to receive 0.9110 of a share of the newly formed Home Federal Bancorp, Inc. of Louisiana common stock resulting in 1,100,693 shares issued in the exchange. In addition, a total of 1,945,220 shares of common stock were sold in the subscription, community and syndicated community offerings at the price of $10.00 per share. The completion of the Company’s public offering raised approximately $18.3 million in net proceeds.
The Company’s results of operations are primarily dependent on the results of the Bank, which became a wholly owned subsidiary upon completion of the reorganization. The Bank’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by provisions for loan losses and loan sale activities. Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial conditions and results of operations.
Critical Accounting Policies
Allowance for Loan Losses. The Company has identified the calculation of the allowance for loan losses as a critical accounting policy, due to the higher degree of judgment and complexity than its other significant accounting policies. Provisions for loan losses are based upon management’s periodic valuation and assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at a level believed by management to represent all known and inherent losses in the portfolio that are both probable and reasonably estimable. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change.
Income Taxes. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and gives current recognition to changes in tax rates and laws. The realization of our deferred tax assets principally depends upon our achieving projected future taxable income. We may change our judgments regarding future profitability due to future market conditions and other factors. We may adjust our deferred tax asset balances if our judgments change.
Discussion of Financial Condition Changes from June 30, 2010 to December 31, 2010
At December 31, 2010, total assets amounted to $210.9 million compared to $185.1 million at June 30, 2010, an increase of approximately $25.8 million, or 13.9%. This increase was primarily due to an increase in loans receivable, net, of $18.1 million, or 19.5%, and an increase in cash and cash equivalents of $27.6 million or 312.0%, partially offset by a decrease in the Company’s investment and mortgage-backed securities available-for-sale and held-to-maturity of $12.9 million, or 19.6%, and a decrease in loans available for sale of $7.9 million, or 59.3%.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Discussion of Financial Condition Changes from June 30, 2010 to December 31, 2010 (continued)
The increase in loans was primarily due to the origination of new loans by the commercial lending department. The decrease in securities was caused by normal principal paydowns and sales amounting to $15.7 million, and a decrease in the fair value of the securities of $1.5 million, partially offset by new security acquisitions of $4.2 million.
The Company’s total liabilities amounted to $160.4 million at December 31, 2010, an increase of approximately $8.6 million, or 5.7%, compared to total liabilities of $151.8 million at June 30, 2010. The primary reason for the increase in liabilities was due to an increase in deposits of $15.3 million, or 13.0%, partially offset by a $5.5 million, or 17.5%, decrease in advances from the Federal Home Loan Bank and a decrease in other liabilities of $1.2 million.
Stockholders’ equity increased $17.2 million, or 51.6%, to $50.6 million at December 31, 2010 compared to $33.4 million at June 30, 2010. This increase was primarily the result of the recognition of net income of $1.1 million for the six months ended December 31, 2010, the distribution of shares associated with the Company’s Recognition Plan of $155,000 and proceeds from a common stock issuance of $18.3 million. These increases were offset by dividends of $145,000 paid during the six months ended December 31, 2010, and the acquisition of treasury shares of $46,000, and a decrease of $998,000 in the Company’s accumulated other comprehensive income associated with unrealized gain on securities available for sale.
The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (“OTS”). At December 31, 2010, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements.
Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2010 and 2009
General
Net income amounted to $502,000 for the three months ended December 31, 2010 compared to $249,000 for the same period in 2009, an increase of $253,000, or 101.6%. The increase was primarily due to a $373,000, or 27.3%, increase in net interest income for the three months ended December 31, 2010 compared to the same period in 2009, a $262,000 increase in gain on sales of investments and loans for the 2010 period compared to $271,000 for the same period in 2009 and a $233,000 increase in other income, partially offset by increases of $335,000 in non-interest expense, $129,000 in income taxes, and $151,000 in the provision for loan losses. The increase in net interest income for the three months ended December 31, 2009 was primarily due to an increase in interest income and fees from higher loan originations as a result of the hiring of additional loan officers since 2009, and a decrease in the Company’s cost of funds for the three months ended December 31, 2010, compared to the prior year period. The increase in non-interest expense was primarily due to an increase in compensation and benefits expense and other expenses associated with the Company’s growth, including the hiring of officers in connection with the commencement of commercial lending activities and the expansion and improvement of the Company’s offices.
For the six months ended December 31, 2010, net income amounted to $1.1 million, compared to $501,000 for the same period in 2009, an increase of $647,000, or 129.1%. The increase was primarily due to an $798,000, or 30.1%, increase in net interest income and a $1.3 million increase in non-interest income, partially offset by increases of $872,000 in non-interest expense, $331,000 in income taxes, and a $223,000 charge to the provision for loan losses. The increase in non-interest expense was primarily attributable to an increase of $572,000, or 40.0%, in compensation and benefits. Similar to the increase for the quarter ended December 31, 2010, the increase in net interest income for the six month period was primarily due to an increase in interest income and fees from higher loan originations and a decrease in the Company’s cost of funds. The $223,000 charge to the provision for loan losses during the six months ended December 31, 2010, reflects the increase in loan loss allowances deemed necessary by management for risks associated with the increasing volume of non-residential and commercial loans.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2010 and 2009 (continued)
Net Interest Income
Net interest income for the three months ended December 31, 2010 was $1.7 million, an increase of $373,000, or 27.3%, in comparison to $1.4 million for the three months ended December 31, 2009. This increase was primarily due to an increase of $309,000 in total interest income and a decrease of $64,000 in the Company’s cost of funds. The increase in total interest income was primarily due to an increase in interest income generated from loans of $705,000, partially offset by decreases in interest income from mortgage-backed securities of $396,000. The cost of funds from and Federal Home Loan Bank borrowings decreased during the period while interest paid on deposits increased slightly during the same period.
Net interest income for the six months ended December 31, 2010, was $3.4 million, an increase of $798,000, or 30.1%, in comparison to $2.6 million for the six months ended December 31, 2009. This increase was primarily due to an increase of $656,000 in total interest income, and a decrease of $142,000 in total interest expense. The increase in total interest income was primarily due to an increase in interest income generated from loans of $1.5 million, partially offset by decreases in interest income generated from mortgage-backed securities of $803,000. The cost of funds from Federal Home Loan Bank borrowings decreased during this period while interest paid on deposit increased slightly during the same period.
The Company’s average interest rate spread was 3.31% and 3.38% for the three and six months ended December 31, 2010, compared to 2.50% and 2.82% for the three and six months ended December 31, 2009. The Company’s net interest margin was 3.65% and 3.72% for the three and six months ended December 31, 2010, compared to 2.56% and 3.33% for the three and six months ended December 31, 2009. The increase in net interest margin and average interest rate spread is attributable primarily to the increase in commercial loan volume and related income in conjunction with a decrease in cost associated with deposits and advances from the Federal Home Loan Bank. While the interest rate spread remained relatively stable, net interest income increased primarily due to the increase in volume of average interest-earning assets.
Provision for Losses on Loans
Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Home Federal’s market area and other factors related to the collectibility of Home Federal’s loan portfolio, a provision for loan losses of $151,000 and $223,000 was made during the three and six months ended December 31, 2010, respectively, compared to none made during the three and six months ended December 31, 2009. Home Federal’s allowance for loan losses was $712,000, or 0.64% of total loans, at December 31, 2010 compared to $453,000, or 0.64%, of total loans at December 31, 2009. At December 31, 2010, Home Federal had two non-performing loans in the amount of $113,000. At December 31, 2009, Home Federal had one non-performing loan of $15,000 and no other non-performing assets or troubled-debt restructurings. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future.
Non-interest Income
Total non-interest income amounted to $780,000 for the three months ended December 31, 2010, compared to $285,000 for the same period in 2009. The increase was primarily due to an increase of $366,000 in gain on sale of loans and an increase of $233,000 in other income for the three months ended December 31, 2010, partially offset by a decrease of $104,000 in gain on sale of investments for the same period compared to 2009. The increase in other non-interest income resulted primarily from the reversal of previously accrued bank shares tax expense in the amount of $221,000.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2010 and 2009 (continued)
Total non-interest income increased $1.3 million to $1.6 million for the six months ended December 31, 2010, compared to $339,000 for the same period in 2009. The increase was primarily due to an increase in gain on sale of securities of $125,000, an increase in gain on sale of loans of $901,000 and an increase in other non-interest income of $249,000.
Non-interest Expense
Total non-interest expense increased $335,000, or 26.3%, for the three months ended December 31, 2010 compared to the prior year period. The increase in non-interest expense was primarily due to an increase in compensation and benefits expense of $167,000, or 20.4%, over the prior year period and an increase in other operating expenses of $168,000, or 36.7%.
Total non-interest expense increased $872,000, or 39.1%, for the six months ended December 31, 2010 compared to the prior year period. The increase was primarily due to an increase of $572,000 or 40.0%, in compensation and benefits expense and an increase in other operating expense of $300,000. The increase in all non-interest expense categories for the three and six month periods ended December 31, 2010 are primarily attributable to the hiring of new personnel and operating costs of new and expanding commercial loan activities.
The increase in compensation and benefits expense was a result of normal compensation increases including stock options and recognition and retention plan expense and the hiring of additional commercial loan officers. Compensation expense recognized by the Company for its Stock Option and Recognition and Retention Plans amounted to $6,000 and $15,000, respectively, for the three months ended December 31, 2010 and 2009, and $28,000 and $29,000, respectively, for the six months ended December 31, 2010 and 2009.
Effective January 1, 2006, the Company, through its subsidiary Home Federal Bank, became subject to the Louisiana bank shares tax. This tax is assessed on the Bank’s equity and earnings. For the three and six months ended December 31, 2010, the Company recognized franchise and bank shares tax expense of $54,000 and $84,000, respectively.
Income Taxes
Income taxes amounted to $257,000 and $128,000 for the three months ended December 31, 2010 and 2009, respectively, resulting in effective tax rates of 34.0% for both periods. Income taxes amounted to $589,000 and $258,000 for the six months ended December 31, 2010 and 2009, respectively, resulting in an effective tax rate of 34.0% for both periods.
Liquidity and Capital Resources
Home Federal Bank maintains levels of liquid assets deemed adequate by management. The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments. Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.
Home Federal Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Home Federal Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $4.6 million at December 31, 2010.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Liquidity and Capital Resources (continued)
A significant portion of Home Federal Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents. Home Federal Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts. If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds. At December 31, 2010, Home Federal Bank had $26 million in advances from the Federal Home Loan Bank of Dallas.
At December 31, 2010, Home Federal Bank had outstanding loan commitments of $8.2 million to originate loans. At December 31, 2010, certificates of deposit scheduled to mature in less than one year, totaled $36.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal, in a rising interest rate environment. Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities. If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale as needed.
Home Federal Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At December 31, 2010, Home Federal Bank exceeded each of its capital requirements with ratios of 18.98%, 18.98% and 38.45%, respectively.
Off-Balance Sheet Arrangements
At December 31, 2010, the Company did not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules.
Impact of Inflation and Changing Prices
The financial statements and related financial data presented herein have been prepared in accordance with instructions to Form 10-Q, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.
Unlike most industrial companies, virtually all of the Company’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than does the effect of inflation.
Forward-Looking Statements
This Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in those and other portions of this document, the words “anticipate,” “believe,” “estimate,” “except,” “intend,” “should” and similar expressions, or the negative thereof, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosures Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the applicable time periods specified by the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company.
ITEM 1A. RISK FACTORS
Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) On December 22, 2010, Home Federal Bancorp completed its stock offering in connection with the second step conversion of Home Federal Mutual Holding Company of Louisiana. As part of the conversion, Home Federal Bancorp, Inc. of Louisiana succeeded the former Home Federal Bancorp, Inc. as the stock holding company of Home Federal Bank, and Home Federal Mutual Holding Company and the former Home Federal Bancorp, Inc. ceased to exist. In the stock offering, a total of 1,945,220 shares representing Home Federal Mutual Holding Company’s ownership interest in Home Federal Bancorp were sold by Home Federal Bancorp, Inc. in a subscription offering, community offering and syndicated offering. Pursuant to a registration statement on Form S-1 (No. 333-169230) which was declared effective by the Securities and Exchange Commission on November 5, 2010, shares of Home Federal Bancorp were sold for a purchase price of $10.00 per share. In addition, each share of Home Federal Bancorp, Inc. common stock which was outstanding as of December 22, 2010 was exchanged for exactly 0.9110 shares of Home Federal Bancorp, Inc. of Louisiana common stock or an aggregate of 1,100,693 shares were issued in exchange (cash was issued in lieu of fractional shares).
Stifel, Nicolaus & Company, Incorporated (“Stifel”) was engaged to assist in the marketing of the common stock. For their services, Stifel received a management fee of $30,000 and a success fee equal to 1% of the dollar amount of common stock sold in the subscription and community offerings other than shares purchased by Home Federal Bank’s officers, directors, or employees (or members of their immediate family), Home Federal Bank’s Employee Stock Ownership Plan Trust (“ESOP”), tax-qualified or stock based compensation plans or similar plans created by Home Federal Bank or Home Federal Bancorp for some or all of their directors or employees, for which no fee was to be paid and a fee of 1.0% of the dollar amount of common stock sold in the syndicated community Offering, which fee, plus the fee paid to selected dealers, which may include Stifel, did not exceed 6.0%.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Expenses related to the offering were approximately $1.2 million as of December 31, 2010, including the expenses paid to Stifel described above, none of which were paid to officers or directors of Home Federal Bancorp, Home Federal Bank or associates of such persons. Additional expenses related to the offering, estimated to be some $225,000, are expected to be paid during the third quarter of the June 2011 fiscal year. No underwriting discounts, commissions or finders fees were paid in connection with the offering. Net proceeds of the offering were approximately $18.3 million. As a result of completion of the offering, 3,045,913 shares of Home Federal Bancorp common stock were outstanding as of December 31, 2010.
Fifty percent of the net proceeds of the stock offering were contributed to Home Federal Bank. Additionally, $1.2 million, an amount necessary to allow the ESOP to purchase 116,713 shares of Home Federal Bancorp common stock at $10.00 per share, was loaned to the ESOP. All further proceeds were retained at the holding company level for future capital needs.
Initially, both Home Federal Bancorp and Home Federal Bank have invested the net proceeds from the stock offering in short-term investments and mortgage-backed and asset-backed securities until these proceeds can be deployed for other purposes.
Home Federal Bancorp’s common stock is quoted on the Nasdaq Certified Market under the symbol “HFBL.”
(c) Purchases of Equity Securities
The following table represents the repurchasing activity of the stock repurchase program during the second quarter of fiscal 2011:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
Month #1 October 1, 2010 – October 31, 2010	$—	$—	—	81,080
Month #2 November 1, 2010 – November 30, 2010	—	—	—	81,080
Month #3 December 1, 2010 – December 31, 2010	—	—	—	0

Total	—	—	—	0

Notes to this table:

(a)	On August 26, 2008, the Company issued a press release announcing that the Board of Directors authorized a stock repurchase program (the “program”) on August 13, 2008.

(b)	The Company was authorized to repurchase 10% or 113,875 of the outstanding shares other than shares held by Home Federal Mutual Holding Company, as adjusted for the 0.9110 exchange ratio.

(c)	The stock repurchase program was cancelled effective December 22, 2010, the date of completion of the Company’s conversion and reorganization to a fully public stock holding structure.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. [REMOVED AND RESERVED]
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
The following Exhibits are filed as part of this report:

No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Certification Pursuant to 18 U.S.C Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Date: February 14, 2011	By:	/s/ Daniel R. Herndon
Daniel R. Herndon
President and Chief Executive Officer

Date: February 14, 2011	By:	/s/ Clyde D. Patterson
Clyde D. Patterson
Executive Vice President and Chief Financial Officer (Principal Financial And Accounting Officer)