Form 10-Q
period 2011-03-31
Home Federal Bancorp, Inc. of Louisiana
filed 2011-05-12
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2011
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

(318) 222-1145
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   [X]    No   [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes     [   ]    No     [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ] Accelerated filer [ ]
Non-accelerated filer [ ] Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [ ]
Shares of common stock, par value $.01 per share, outstanding as of May 12, 2011: The registrant had 3,045,913 shares of common stock outstanding.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31, 2011	June 30, 2010
	(In Thousands, Except Share Data)
ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing
Deposits with Other Banks of $4,742 and $4,698 for
March 31, 2011 and June 30, 2010, Respectively)	$10,602	$8,837
Securities Available-for-Sale	80,178	63,688
Securities Held-to-Maturity	5,723	2,138
Loans Held-for-Sale	1,080	13,403
Loans Receivable, Net of Allowance for Loan Losses of $748 and $489, respectively	114,755	93,056
Accrued Interest Receivable	779	560
Premises and Equipment, Net	3,994	3,049
Other Assets	479	414

Total Assets	$217,590	$185,145

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$142,079	117,722
Advances from Borrowers for Taxes and Insurance	132	205
Advances from Federal Home Loan Bank of Dallas	23,947	31,507
Other Accrued Expenses and Liabilities	770	1,425
Deferred Tax Liability	251	921
Total Liabilities	167,179	151,780

STOCKHOLDERS’ EQUITY
Preferred Stock – No Par Value; 10,000,000 Shares	--	--
Authorized; None Issued and Outstanding
Common Stock – 40,000,000 Shares of $.01 Par Value
Authorized; 3,045,913 Shares Issued; 3,045,913 Shares
and 3,050,244 Shares Outstanding at March 31, 2011 and
June 30, 2010, Respectively (1)	32	14
Additional Paid-in Capital	30,881	13,655
Treasury Stock, at Cost – none at March 31, 2011;
191,967 Shares at June 30, 2010 (1)	--	(2,094)
Unearned ESOP Stock	(1,936)	(826)
Unearned RRP Trust Stock	(29)	(145)
Retained Earnings	20,486	20,665
Accumulated Other Comprehensive Income	977	2,096

Total Stockholders’ Equity	50,411	33,365

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$217,590	$185,145
_______________________
(1)	Prior period per shares issued and outstanding figures were adjusted for comparability using the conversion ratio of 0.9110 due to completion of second step offering on December 22, 2010.

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, Including Fees	$1,847	$1,304	$5,539	$3,532
Investment Securities	42	17	66	53
Mortgage-Backed Securities	610	933	1,963	3,090
Other Interest-Earning Assets	8	3	19	7
Total Interest Income	2,507	2,257	7,587	6,682

INTEREST EXPENSE
Deposits	555	544	1,694	1,678
Federal Home Loan Bank Borrowings	216	298	711	941
Total Interest Expense	771	842	2,405	2,619
Net Interest Income	1,736	1,415	5,182	4,063

PROVISION FOR LOAN LOSSES	36	--	259	--
Net Interest Income after Provision for Loan Losses	1,700	1,415	4,923	4,063

NON-INTEREST INCOME (LOSS)
Gain on Sale of Loans	352	193	1,382	322
Gain on Sale of Investments	--	308	311	494
Impairment charge on investment securities	--	(627)	--	(627)
Other Income	79	15	352	39
Total Non-Interest Income (loss)	431	(111)	2,045	228

NON-INTEREST EXPENSE
Compensation and Benefits	1,026	921	3,027	2,350
Occupancy and Equipment	149	111	393	291
Data Processing	57	31	145	77
Audit and Professional Fees	109	132	291	309
Franchise and Bank Shares Tax	74	38	159	113
Other Expense	242	199	742	520
Total Non-Interest Expense	1,657	1,432	4,757	3,660
Income (loss) Before Income Taxes	474	(128)	2,211	631

PROVISION FOR INCOME TAX EXPENSE	161	164	751	422
Net Income (loss)	$313	$(292)	$1,460	$209
EARNINGS (LOSS) PER COMMON SHARE(1):
Basic	$0.11	$(0.10)	$0.49	$0.07
Diluted	$0.11	$(0.10)	$0.49	$0.07
DIVIDENDS DECLARED	$0.06	$0.06	$0.18	$0.18
____________________
(1)
Prior period earnings per share and weighted average shares outstanding figures were adjusted for comparability using the conversion ratio of 0.9110 due to completion of second step offering on December 22, 2010.

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
				(In Thousands)

BALANCE – June 30, 2009	$14	$13,608	$(883)	$(269)	$20,288	$(1,887)	$439	$31,310

Net Income	--	--	--	--	209	--	--	209
Other Comprehensive Income:
Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	--	794	794

RRP Shares Earned	--	--	--	124	--	--	--	124

Stock Options Vested	--	43	--	--	--	--	--	43

ESOP Compensation Earned	--	(8)	43	--	--	--	--	35

Dividends Declared	--	--	--	--	(220)	--	--	(220)

Acquisition Treasury Stock	--	--	--	--	--	(207)	--	(207)

BALANCE – March 31, 2010	$14	$13,643	$(840)	$ (145)	$20,277	$(2,094)	$1,233	$32,088

BALANCE – June 30, 2010	$14	$13,655	$(826)	$(145)	$20,665	$(2,094)	$2,096	$33,365

COMMON STOCK ISSUANCE	20	18,034	(1,167)					16,887

Net Income	--	--	--	--	1,460	--	--	1,460
Other Comprehensive Loss:
Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	--	(1,119)	(1,119)

RRP Shares Earned	--	--	--	116	--	--	--	116

Stock Options Vested	--	14		--	--	--	--	14

ESOP Compensation Earned	--	5	57	--	--	--	--	62

Dividends Declared	--	--	--	--	(328)	--	--	(328)

TREASURY STOCK RETIREMENT	(2)	(827)	--	--	(1,311)	2,140	--	--

Acquisition Treasury Stock	--	--	--	--	--	(46)	--	(46)

BALANCE – March 31, 2011	$32	$30,881	$(1,936)	$(29)	$20,486	$--	$977	$50,411

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2011	2010
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,460	$209
Adjustments to Reconcile Net Income to Net
Cash Provided by (Used in) Operating Activities
Net Amortization and Accretion on Securities	(151)	(259)
Gain on Sale of Securities	(311)	(494)
Gain on Sale of Loans	(1,382)	(322)
Amortization of Deferred Loan Fees	(117)	(166)
Impairment charge on investment securities	--	627
Depreciation of Premises and Equipment	131	82
ESOP Expense	63	35
Stock Option Expense	14	43
Recognition and Retention Plan Expense	18	93
Deferred Income Tax	(93)	(18)
Provision for Loan Losses	259	--
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(89,334)	(40,003)
Loans Held-for-Sale – Sale and Principal Repayments	103,039	38,150
Accrued Interest Receivable	(219)	2
Other Operating Assets	(65)	(208)
Other Operating Liabilities	(556)	238

Net Cash Provided by (Used in) Operating Activities	12,756	(1,991)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(21,961)	(29,711)
Deferred Loan Fees Collected	120	204
Acquisition of Premises and Equipment	(1,076)	(2,187)
Activity in Available-for-Sale Securities:
Proceeds from Sales of Securities	6,805	12,997
Principal Payments on Mortgage-Backed Securities	12,401	11,791
Purchases of Securities	(36,932)	--
Activity in Held-to-Maturity Securities:
Redemption Proceeds	558	--
Principal Payments on Mortgage-Backed Securities	83	60
Purchases of Securities	(4,225)	(32)

Net Cash Used in Investing Activities	$(44,227)	$(6,878)

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES	(In Thousands)

Net Increase in Deposits	$24,356	$16,657
Proceeds from Federal Home Loan Bank Advances	--	19,500
Repayments of Advances from Federal Home Loan Bank	(7,560)	(21,462)
Net Decrease in Mortgage-Escrow Funds	(73)	(22)
Dividends Paid	(328)	(220)
Acquisition of Treasury Stock	(46)	(207)
Gross Proceeds from Stock Issuance	18,285	--
Stock Issuance Expenses Paid	(1,398)	--

Net Cash Provided by Financing Activities	33,236	14,246

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,765	5,377

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	8,837	10,007

CASH AND CASH EQUIVALENTS - END OF PERIOD	$10,602	$15,384

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$2,425	$2,649
Income Taxes Paid	915	177
Market Value Adjustment for Gain (Loss) on Securities
Available-for-Sale	(1,697)	1,203

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (the “Bank”).  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the nine month period ended March 31, 2011, is not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2011. Certain items previously reported have been reclassified to conform with the current reporting period’s format.  Prior period earnings per share and weighted average shares outstanding figures were adjusted for comparability using the conversion ratio of 0.9110 due to completion of second step offering on December 22, 2010.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2011.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Nature of Operations

On December 22, 2010, Home Federal Bancorp, Inc. of Louisiana, completed its conversion and reorganization from the mutual holding company form of organization to the fully public stock holding structure and formed Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation (the “Company”) to serve as the stock holding company for the Bank.  In connection with the conversion and reorganization, the Company sold 1,945,220 shares of its common stock in a subscription and community offering and syndicated community offering at a price of $10.00 per share.  The Company also issued 1,100,693 shares of common stock in exchange for shares of the former holding company, other than shares held by Home Federal Mutual Holding Company of Louisiana, which were cancelled. The Company received net proceeds of $16.9 million, after offering expenses. The Bank is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of Thrift Supervision.  Services are provided to its customers by four full-service banking offices and one agency office, which are located in the Caddo and Bossier Parishes, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of March 31, 2011, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which is currently inactive.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.           Summary of Accounting Policies (continued)

Allowance for Loan Losses (continued)

value of the underlying collateral and prevailing economic conditions.  The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The Company accounts for income taxes on the asset and liability method.  Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years.  Although realization is not assured, management believes it is more likely

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.           Summary of Accounting Policies (continued)

Income Taxes (continued)

than not that all of the deferred tax assets will be realized.  Current taxes are measured by applying the provisions of enacted tax laws to taxable income to determine the amount of taxes receivable or payable.

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

2.           Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$1,935	$79	$--	$2,014
FNMA Mortgage-Backed Certificates	38,485	1,392	--	39,877
GNMA Mortgage-Backed Certificates	106	1	--	107
FHLB Notes	3,149	5	--	3,154
FHMC Notes	21,517	2	14	21,505
FNDB Notes	12,216	3	6	12,213

Total Debt Securities	77,408	1,482	20	78,870

Equity Securities
176,612 Shares, AMF ARM Fund	1,291	17	--	1,308

Total Securities Available-for-Sale	$78,699	$1,499	$20	$80,178

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$151	$22	$--	$173
FNMA Mortgage-Backed Certificates	4,011	2	160	3,853
FHLMC Mortgage-Backed Certificates	23	1	--	24

Total Debt Securities	4,185	25	160	4,050

Equity Securities (Non-Marketable
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250
12,883 Shares – Federal Home Loan Bank	1,288	--	--	1,288

Total Equity Securities	1,538	--	--	1,538

Total Securities Held-to-Maturity	$5,723	$25	$160	$5,588

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.Securities (continued)

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$3,031	$175	$--	$3,206
FNMA Mortgage-Backed Certificates	55,828	2,980		58,808
GNMA Mortgage-Backed Certificates	115	1	1	115

Total Debt Securities	58,974	3,156	1	62,129

Equity Securities
210,350 Shares, AMF ARM Fund	1,538	21	--	1,559

Total Securities Available-for-Sale	$60,512	$3,177	$1	$63,688

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$196	$22	$--	$218
FNMA Mortgage-Backed Certificates	75	2	--	77
FHLMC Mortgage-Backed Certificates	27	1	--	28

Total Debt Securities	298	25	--	323

Equity Securities (Non-Marketable)
18,402 Shares – Federal Home Loan Bank	1,840	--	--	1,840

Total Securities Held-to- Maturity	$2,138	$25	$--	$2,163

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2011, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Within One Year or Less	$--	$--	$--	$--
One through Five Years	36,884	36,875	13	13
After Five through Ten Years	643	655	107	115
Over Ten Years	39,881	41,340	4,065	3,922

Total	$77,408	$78,870	$4,185	$4,050

For the nine months ended March 31, 2011 and 2010, proceeds from the sale of securities available-for-sale amounted to $6.8 million and $13.0 million, respectively. Gross realized gains amounted to $311,000 and $494,000 for the nine months ended March 31, 2011 and 2010, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.Securities (continued)

The following tables show information pertaining to gross unrealized losses on securities available-for-sale and held-to-maturity at March 31, 2011 and June 30, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position.  There were no unrealized losses on securities held-to-maturity at June 30, 2010.

	March 31, 2011
	Less than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale:

Debt Securities
Mortgage-Backed Securities	$--	$--	$--	$--
Federal Agency Notes	20	21,311	--	--

Marketable Equity Securities	--	--	--	--

Total Securities Available-for-Sale	$20	$21,311	$--	$--

Securities Held-to-Maturity:

Debt Securities
Mortgage-Backed Securities	$160	$3,947	$--	$--

Non-Marketable Equity Securities	--	--	--	--

Total Securities Held-to-Maturity	$160	$3,947	$--	$--

June 30, 2010
	Less than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Debt Securities
Mortgage-Backed Securities	$--	$--	$1	$89

Marketable Equity Securities	--	--	--	--

Total Securities Available-for-Sale	$--	$--	$1	$89

The Company’s investment in equity securities consists primarily of shares of an adjustable rate mortgage loan mutual fund.  During the year ended June 30, 2010, the Company made a determination that the impairment of this investment was other-than-temporary based upon conditions which indicated that a significant recovery in fair value of this investment would not occur.  Accordingly, the Company recognized an impairment charge against earnings in the amount of $627,000. No impairment charges were recognized during the nine months ended March 31, 2011.

At March 31, 2011, securities with a carrying value of $3.3 million were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $54.8 million were pledged to secure FHLB advances.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.           Earnings Per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Prior period share amounts were adjusted for comparability using the conversion ratio of 0.9110 due to completion of second step offering on December 22, 2010. Earnings per share for the three and nine months ended March 31, 2011 and 2010 were calculated as follows:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Basic	Diluted	Basic	Diluted
	(In Thousands, Except Share Data)

Net income (loss)	$313	$313	$(292)	$(292)
Weighted average shares outstanding	2,966,904	2,966,904	2,953,027	2.953,027
Effect of unvested common stock awards	--	10,537	--	--
Adjusted weighted average shares used in earnings per share computation	2,966,904	2,977,441	2,953,027	2,953,027
Earnings (loss) per share	$0.11	$0.11	$(0.10)	$(0.10)

	Nine Months Ended March 31, 2011		Nine Months Ended March 31, 2010
	Basic	Diluted	Basic	Diluted
	(In Thousands, Except Share Data)

Net income	$1,460	$1,460	$209	$209
Weighted average shares outstanding	2,963,622	2,963,622	2,958,749	2,958,749
Effect of unvested common stock awards	--	10,537	--	--
Adjusted weighted average shares used in earnings per share computation	2,963,622	2,974,159	2,958,749	2,958,749
Earnings per share	$0.49	$0.49	$0.07	$0.07

For the three months ended March 31, 2011 and 2010, there were outstanding options to purchase 174,389 and 158,134 shares, respectively, at a weighted average exercise price of $9.86 per share and for the nine months ended March 31, 2011 and 2010, there were weighted-average outstanding options to purchase 170,380 and 158,134 shares, respectively, at $9.86 per share. For the quarter and nine months ended March 31, 2011, 10,537 options were included in the computation of diluted earnings per share.

4.           Recognition and Retention Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement (the “Recognition Plan”) as an incentive to retain personnel of experience and ability in key positions.  The aggregate number of shares of the Company’s common stock subject to award under the Recognition Plan totaled 63,547 shares (as adjusted).  As the shares were acquired for the Recognition Plan, the purchase price of these shares was recorded as a contra equity account.  As the shares are distributed, the contra equity account is reduced.  During the nine months ended March 31, 2011, 13,567 shares vested and were released from the Recognition Plan Trust and no shares remained in the Recognition Plan Trust at March 31, 2011.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

On August 18, 2005, the Company granted 158,868 (as adjusted) options to directors and employees.  Under the Option Plan, the exercise price of each option cannot be less than the fair market value of the underlying common stock as of the date of the option grant, which was $10.82 (as adjusted), and the maximum term is ten years.  On August 19, 2010, 21,616 options, which had been forfeited, were granted at an exercise price of $10.93 per share. Incentive stock options and non-qualified stock options granted under the Option Plan become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted.  No vesting shall occur after an employee’s employment or service as a director is terminated.  As of March 31, 2011, 2,121 stock options were available for future grant.  In the event of the death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable.  The Company accounts for the Option Plan under the guidance of FASB ASC Topic 718, Compensation – Stock Compensation.

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

The carrying amount and estimated fair values of the Bank’s financial instruments were as follows:

	March 31, 2011		June 30, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets	(In Thousands)

Cash and Cash Equivalents	$10,602	$10,602	$8,837	$8,837
Securities Available-for-Sale	80,178	80,178	63,688	63,688
Securities to be Held-to-Maturity	5,723	5,588	2,138	2,163
Loans Held-for-Sale	1,080	1,080	13,403	13,403
Loans Receivable	114,755	125,772	93,056	109,322

Financial Liabilities
Deposits	142,079	155,292	117,722	120,460
Advances from FHLB	23,947	25,000	31,507	33,175

Off-Balance Sheet Items
Mortgage Loan Commitments	--	147	--	142

The estimated fair values presented above could be materially different than net realizable value and are only indicative of the individual financial instrument’s fair value.  Accordingly, these estimates should not be considered an indication of the fair value of the Bank taken as a whole.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.Fair Value Accounting

On July 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurement, now codified in FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820").  ASC 820 affirms a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 was issued to establish a uniform definition of fair value.  The definition of fair value is market-based as opposed to company-specific, and includes the following:

■
Defines fair value as the price that would be received to sell an asset or paid to transfer a liability, in either case, through an orderly transaction between market participants at a measurement date and establishes a framework for measuring fair value;

■	Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date;

■
Nullifies the guidance in EITF 02-3, which required the deferral of profit at inception of a transaction involving a derivative financial instrument in the absence of observable data supporting the valuation technique;

■	Eliminates large position discounts for financial instruments quoted in active markets and requires consideration of the company’s creditworthiness when valuing liabilities; and

■             Expands disclosures about instrument that are measured at fair value.

ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy favors the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

■	Level 1 – Fair value is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets in which the Company can participate.

■
Level 2 – Fair value is based upon (a) quoted prices for similar assets or liabilities in active markets; (b) quoted prices for identical or similar assets or liabilities in markets that are not active, that is, markets in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly; (c) inputs other than quoted prices that are observable for the asset or liability or (d) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

■
Level 3 – Fair value is based upon inputs that are unobservable for the asset or liability.  These inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).  These inputs are developed based on the best information available in the circumstances, which include the Company’s own data. The Company’s own data used to develop unobservable inputs are adjusted if information indicates that market participants would use different assumptions.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.Fair Value Accounting (continued)

Fair values of assets and liabilities measured on a recurring basis at March 31, 2011 and June 30, 2010 are as follows:

	Fair Value Measurements Using:
March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC Mortgage-Backed Certificates	$--	$2,014	$2,014
FNMA Mortgage-Backed Certificates	--	39,877	39,877
GNMA Mortgage-Backed Certificates	--	107	107
Federal Agency Notes	--	36,872	36,872
Equity Securities
ARM Fund	1,308	--	1,308

Total	$1,308	$78,870	$80,178

	Fair Value Measurements Using:
June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC Mortgage-Backed Certificates	$--	$3,206	$3,206
FBNA Mortgage-Backed Certificates	--	58,808	58,808
GNMA Mortgage-Backed Certificates	--	115	115
Equity Securities
ARM Fund	1,559	--	1,559

Total	$1,559	$62,129	$63,688

8.             Second Step Conversion

On December 22, 2010, the Company completed its second step conversion from the mutual holding company form of organization to the stock holding company form of organization pursuant to a Plan of Conversion and Reorganization.  Upon completion of the conversion, Home Federal Bancorp, Inc. of Louisiana, a newly formed Louisiana chartered corporation, became the holding company for Home Federal Bank and Home Federal Mutual Holding Company of Louisiana and the former Home Federal Bancorp, Inc. of Louisiana ceased to exist.  As part of the conversion and in accordance with the Plan of Conversion, all outstanding shares of the former Home Federal Bancorp, Inc. of Louisiana common stock (other than those owned by Home Federal Mutual Holding Company) were converted into the right to receive 0.9110 of a share of the newly formed Home Federal Bancorp, Inc. of Louisiana common stock resulting in 1,100,693 shares issued in the exchange. In addition, a total of 1,828,507 shares of common stock, par value $0.01 per share, of Home Federal Bancorp, Inc. of Louisiana were sold in subscription, community and syndicated community offerings to certain depositors and borrowers of the Bank and other investors for $10.00 per share, or $18.3 million in the aggregate.  Treasury stock held was cancelled.  The net proceeds of the offering were approximately $16.9 million, after offering expenses.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company was formed by the Bank in connection with the Bank’s reorganization into the mutual holding company form of organization and commenced operations on January 18, 2005. The Company completed its conversion from the mutual holding company form of organization to the fully public stock holding company form on December 22, 2010. As a result of the conversion, Home Federal Bancorp, Inc. of Louisiana, a newly formed Louisiana-chartered corporation, became the holding company for Home Federal Bank, and Home Federal Mutual Holding Company and the former Home Federal Bancorp, Inc. of Louisiana ceased to exist. As part of the conversion, all outstanding shares of the former Home Federal Bancorp, Inc. of Louisiana common stock (other than those owned by Home Federal Mutual Holding Company) were converted into the right to receive 0.9110 of a share of the newly formed Home Federal Bancorp, Inc. of Louisiana common stock resulting in 1,100,693 shares issued in the exchange. In addition, a total of 1,828,507 shares of common stock were sold in the subscription, community and syndicated community offerings at the price of $10.00 per share. The completion of the Company’s public offering raised approximately $16.9 million in net proceeds.

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

Discussion of Financial Condition Changes from June 30, 2010 to March 31, 2011

At March 31, 2011, total assets amounted to $217.6 million compared to $185.1 million at June 30, 2010, an increase of approximately $32.4 million, or 17.5%.  This increase was primarily due to an increase in loans receivable, net, of $21.7 million, or 23.3%, an increase in cash and cash equivalents of $1.8 million or 20.0% and an increase in investment securities of $20.1 million, or 30.5%, partially offset by a decrease in loans available for sale of $12.3 million.  Management attributes the decrease in loans held for sale at quarter end to expedited procedures with correspondent banks which resulted in a lower amount of loans held for sale at period end.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 2010 to March 31, 2011 (continued)

The increase in loans was primarily due to the origination of new loans by the commercial lending department.  The increase in securities was caused by new security acquisitions of $41.2 million, partially offset by normal principal paydowns and sales amounting to $19.8 million and a decrease in the fair value of securities of $1.1 million.

The Company’s total liabilities amounted to $167.2 million at March 31, 2011, an increase of approximately $15.4 million, or 10.1%, compared to total liabilities of $151.8 million at June 30, 2010.  The primary reason for the increase in liabilities was due to an increase in deposits of $24.4 million, or 20.7%, partially offset by a $7.6 million, or 24.1%, decrease in advances from the Federal Home Loan Bank and a decrease in other liabilities of $1.4 million.

Stockholders’ equity increased $17.0 million, or 51.1%, to $50.4 million at March 31, 2011 compared to $33.4 million at June 30, 2010.  This increase was primarily the result of the recognition of net income of $1.5 million for the nine months ended March 31, 2011, the distribution of shares associated with the Company’s Recognition Plan of $116,000 and proceeds from a common stock issuance of $16.9 million.  These increases were offset by dividends of $328,000 paid during the nine months ended March 31, 2011, the acquisition of treasury shares of $46,000, and a decrease of $1.1 million in the Company’s accumulated other comprehensive income associated with unrealized gain on securities available for sale.

The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (“OTS”).  At March 31, 2011, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2011 and 2010

General

Net income amounted to $313,000 for the three months ended March 31, 2011 compared to a net loss of $292,000 for the same period in 2010, an increase of $605,000.  The increase was primarily due to a $321,000, or 22.7%, increase in net interest income for the three months ended March 31, 2011 compared to the same period in 2010, and a $542,000 increase in non-interest income for the 2011 period compared to for the same period in 2010, partially offset by increases of $225,000 in non-interest expense, and $36,000 in the provision for loan losses.  The increase in net interest income for the three months ended March 31, 2011 was primarily due to an increase in interest income and fees from higher loan originations as a result of the hiring of additional loan officers since 2010, and a decrease in the Company’s cost of funds for the three months ended March 31, 2011, compared to the prior year period.  The increase in non-interest expense was primarily due to an increase in compensation and benefits expense and other expenses associated with the Company’s growth, including the hiring of officers in connection with the commencement of commercial lending activities and the expansion and improvement of the Company's offices.

For the nine months ended March 31, 2011, net income amounted to $1.5 million, compared to $209,000 for the same period in 2010, an increase of $1.3 million.  The increase was primarily due to a $1.1 million or 27.5%, increase in net interest income and a $1.8 million increase in non-interest income, partially offset by increases of $1.1 million in non-interest expense, $329,000 in income taxes, and a $259,000 charge to the provision for loan losses. The increase in non-interest expense was primarily attributable to an increase of $677,000, or 28.8%, in compensation and benefits.  Similar to the increase for the quarter ended March 31, 2011, the increase in net interest income for the nine month period was primarily due to an increase in interest income and fees from higher loan originations and a decrease in the Company’s cost of funds.  The $259,000 charge to the provision for loan losses during the nine months ended March 31, 2011, reflects the increase in loan loss allowances deemed necessary by management for risks associated with the increasing volume of non-residential and commercial loans.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2011 and 2010 (continued)

Net Interest Income

Net interest income for the three months ended March 31, 2011 was $1.7 million, an increase of $321,000, or 22.7%, in comparison to $1.4 million for the three months ended March 31, 2010.  This increase was primarily due to an increase of $250,000 in total interest income and a decrease of $71,000 in the Company’s cost of funds.  The increase in total interest income was primarily due to an increase in interest income generated from loans of $543,000, partially offset by decreases in interest income from mortgage-backed securities of $323,000. The cost of funds from and Federal Home Loan Bank borrowings decreased $82,000 during the period while interest paid on deposits increased $11,000 during the same period.

Net interest income for the nine months ended March 31, 2011, was $5.2 million, an increase of $1.1 million, or 27.5%, in comparison to $4.1 million for the nine months ended March 31, 2010.  This increase was primarily due to an increase of $905,000 in total interest income, and a decrease of $214,000 in total interest expense.  The increase in total interest income was primarily due to an increase in interest income generated from loans of $2.0 million, partially offset by decreases in interest income generated from mortgage-backed securities of $1.1 million. The cost of funds from Federal Home Loan Bank borrowings decreased $230,000 during this period while interest paid on deposit increased $16,000 during the same period.

The Company’s average interest rate spread was 3.00% and 3.25% for the three and nine months ended March 31, 2011, compared to 3.04% and 2.89% for the three and nine months ended March 31, 2010.  The Company’s net interest margin was 3.40% and 3.60% for the three and nine months ended March 31, 2011, compared to 3.47% and 3.37% for the three and nine months ended March 31, 2010.  The increase in net interest margin and average interest rate spread for the nine month period is attributable primarily to the increase in commercial loan volume and related income in conjunction with a decrease in cost associated with deposits and advances from the Federal Home Loan Bank. While the interest rate spread remained relatively stable, net interest income increased primarily due to the increase in volume of average interest-earning assets.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Home Federal’s market area and other factors related to the collectability of Home Federal’s loan portfolio, a provision for loan losses of $36,000 and $259,000 was made during the three and nine months ended March 31, 2011, respectively, compared to none made during the three and nine months ended March 31, 2010.  Home Federal’s allowance for loan losses was $748,000, or 0.65% of total loans, at March 31, 2011 compared to $453,000, or 0.57%, of total loans at March 31, 2010.  At March 31, 2011, Home Federal had two non-performing loans in the amount of $183,000.  At March 31, 2010, Home Federal had one non-performing loan of $15,000 and no other non-performing assets or troubled-debt restructurings.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future.

Non-interest Income

Total non-interest income amounted to $431,000 for the three months ended March 31, 2011, an increase of $542,000 compared to a loss of $111,000 for the same period in 2010.  The increase was primarily due to an increase of $159,000 in gain on sale of loans, an increase of $64,000 in other income, and a decrease in an impairment loss on securities of $627,000 for the three months ended March 31, 2011, partially offset by a decrease of $308,000 in gain on sale of investments for the same period compared to 2010.  The increase in other non-interest income resulted primarily from the reversal of previously accrued bank shares tax expense in the amount of $42,000.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2011 and 2010 (continued)

Total non-interest income increased $1.8 million to $2.0 million for the nine months ended March 31, 2011, compared to $228,000 for the same period in 2010.  The increase was primarily due to an increase in gain on sale of loans of $1.1 million, an increase in other non-interest income of $313,000, and a decrease in an impairment loss on securities of $627,000, partially offset by a decrease in gain on sale of investments of $183,000.  The increase in other non-interest income resulted primarily from the reversal of previously accrued bank shares tax expense in the amount of $263,000.

Non-interest Expense

Total non-interest expense increased $225,000, or 15.7%, for the three months ended March 31, 2011 compared to the prior year period.  The increase in non-interest expense was primarily due to an increase in compensation and benefits expense of $105,000, or 11.4%, over the prior year period, as well as increases of $38,000 in occupancy and equipment expenses, $36,000 in franchise and bank taxes, $26,000 in data processing costs and $43,000 in miscellaneous non-interest expenses attributable to office overhead expense increase.

Total non-interest expense increased $1.1 million, or 30.0%, for the nine months ended March 31, 2011 compared to the prior year period.  The increase was primarily due to an increase of $677,000 or 28.8%, in compensation and benefits expense and an increase all in other operating expenses of $420,000. The increase in all non-interest expense categories for the three and nine month periods ended March 31, 2011 are primarily attributable to the hiring of new personnel and operating costs of new and expanding commercial loan activities.

The increase in compensation and benefits expense was a result of normal compensation increases including stock options and recognition and retention plan expense and the hiring of additional commercial loan officers.  The aggregate compensation expense recognized by the Company for its Stock Option and Recognition and Retention Plans amounted to $4,000 and $14,000, respectively, for the three months ended March 31, 2011 and 2010, and $32,000 and $43,000, respectively, for the nine months ended March 31, 2011 and 2010.

Effective January 1, 2006, the Company, through its subsidiary Home Federal Bank, became subject to the Louisiana bank shares tax.  This tax is assessed on the Bank’s equity and earnings.  For the three and nine months ended March 31, 2011, the Company recognized franchise and bank shares tax expense of $74,000 and $159,000 respectively.

Income Taxes

Income taxes amounted to $161,000 and $164,000 for the three months ended March 31, 2011 and 2010, respectively, resulting in effective tax rates of 34.0% and 128.1%, respectively. Income taxes amounted to $751,000 and $422,000 for the nine months ended March 31, 2011 and 2010, respectively, resulting in an effective tax rate of 34.0% and 66.9%, respectively.  Effective income tax rates for the three and nine months ended March 31, 2010, reflect management’s position that a full tax benefit from the investment impairment loss of $627,000 recognized during the quarter ended March 31, 2010, may ultimately not be realized. A deferred tax benefit valuation allowance of $205,000 was recorded to recognize the estimated tax benefit that may be lost in the event that this loss is not fully deductible for tax purposes. Income tax expense for the March 31, 2010 quarter increased $205,000 as a result of the valuation allowance.

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (continued)

Home Federal Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  Home Federal Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $4.7 million at March 31, 2011.

A significant portion of Home Federal Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents.  Home Federal Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At March 31, 2011, Home Federal Bank had $23.9 million in advances from the Federal Home Loan Bank of Dallas.

At March 31, 2011, Home Federal Bank had outstanding loan commitments of $14.7 million to originate loans.  At March 31, 2011, certificates of deposit scheduled to mature in less than one year, totaled $34.1 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal, in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale as needed.

Home Federal Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively.  At March 31, 2011, Home Federal Bank exceeded each of its capital requirements with ratios of 19.26%, 19.26% and 40.82%, respectively.

Off-Balance Sheet Arrangements

At March 31, 2011, the Company did not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules.

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

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management.  In addition, in those and other portions of this document, the words “anticipate,” “believe,” “estimate,” “except,” “intend,” “should” and similar expressions, or the negative thereof, as they relate to the Company or the Company’s

HOME FEDERAL BANCORP, INC. OF LOUISIANA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

ITEM 1A.               RISK FACTORS

Not applicable.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           Not applicable.

(b)           Not applicable.

(c)	Not applicable.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                 [REMOVED AND RESERVED]

ITEM 5.                 OTHER INFORMATION

Not applicable.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: May 12, 2011	By:	/s/Daniel R. Herndon
Daniel R. Herndon
President and Chief Executive Officer

Date: May 12, 2011	By:	/s/Clyde D. Patterson
Clyde D. Patterson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)