Form 10-K
period 2011-06-30
Home Federal Bancorp, Inc. of Louisiana
filed 2011-09-27
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2011
OR
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815346
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

624 Market Street, Shreveport, Louisiana	71101
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code:	(318) 222-1145

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (par value $.01 per share) Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes [ ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 5(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                     Yes  [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                   Yes  [  ]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                    [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)		Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ] No [X]
The aggregate value of the 2,655,075 shares of Common Stock of the Registrant issued and outstanding on December 31, 2010, which excludes an aggregate of 390,754 shares held by all directors and executives officers of the Registrant, the Registrant's Employee Stock Ownership Plan ("ESOP"), the Recognition and Retention Plan (“RRP”) and Employees' Savings and Profit Sharing Plan ("401(k) Plan") as a group, was approximately $30.5 million.  This figure is based on the closing sales price of $11.50 per share of the Registrant's Common Stock on December 31, 2010, the last business day of the Registrant’s second fiscal quarter.  Although directors and executive officers, the ESOP, RRP and 401(k) Plan were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of September 26, 2011: 3,051,881
DOCUMENTS INCORPORATED BY REFERENCE
Set forth below are the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.
(1) Portions of the Annual Report to Shareholders are incorporated into Part II, Items 5 through 8 and Part IV, Item 15 of this Form 10-K.
(2) Portions of the Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14.

Home Federal Bancorp Inc. of Louisiana
Form 10-K
For the Year Ended June 30, 2011

i

PART I

Item 1. Business

On December 22, 2010, Home Federal Bank (“Home Federal Bank” or the “Bank”) completed its second step conversion from the mutual holding company form of organization to the stock holding company form of organization pursuant to a Plan of Conversion and Reorganization.  Upon completion of the conversion, Home Federal Bancorp, Inc. of Louisiana, a newly formed Louisiana chartered corporation (“Home Federal Bancorp” or the “Company”), became the holding company for Home Federal Bank and Home Federal Mutual Holding Company of Louisiana and the former Home Federal Bancorp, Inc. of Louisiana, a federal corporation, ceased to exist.  As part of the conversion and in accordance with the Plan of Conversion and Reorganization, all outstanding shares of the former Home Federal Bancorp, Inc. of Louisiana common stock (other than those owned by Home Federal Mutual Holding Company) were converted into the right to receive 0.9110 of a share of the newly formed Home Federal Bancorp, Inc. of Louisiana common stock resulting in approximately 1,100,609 shares issued in the exchange and cash in lieu of fractional shares. In addition, a total of 1,945,220 shares of common stock, par value $0.01 per share, of Home Federal Bancorp, Inc. of Louisiana were sold in subscription, community and syndicated community offerings to certain depositors and borrowers of the Bank, the Bank's Employee Stock Ownership Plan and other investors for $10.00 per share, or $19.5 million in the aggregate.  Treasury stock held was cancelled.  The net proceeds of the offering were approximately $18.0 million, after offering expenses.

Home Federal Bank is a federally chartered stock savings bank originally organized in 1924 as Home Federal Savings and Loan Association of Shreveport.  The Bank reorganized into the mutual holding company structure in January 2005 and changed its name to “Home Federal Bank” in 2009 as part of its business strategy to be recognized as a community bank.  Home Federal Bank’s headquarters and main office, three full service branch offices and agency office are located in Shreveport and Bossier City, Louisiana and serve the Shreveport-Bossier City metropolitan area.  Home Federal Bank’s business primarily consists of attracting deposits from the general public and using those funds to originate loans.  At our agency office, we offer security brokerage and advisory services through a third party provider. Home Federal Bank’s market area is Caddo Parish, Louisiana, which includes the city of Shreveport, and neighboring communities in Bossier Parish, Louisiana.

Home Federal Bancorp’s only business activities are to hold all of the outstanding common stock of Home Federal Bank. Home Federal Bancorp is authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies, which may include the issuance of additional shares of common stock to raise capital or to support mergers or acquisitions and borrowing funds for reinvestment in Home Federal Bank.

Home Federal Bancorp does not own or lease any property, but instead uses the premises, equipment and furniture of Home Federal Bank. At the present time, Home Federal Bancorp employs only persons who are officers of Home Federal Bank to serve as officers of Home Federal Bancorp and may also use the support staff of Home Federal Bank from time to time. These persons are not separately compensated by Home Federal Bancorp.

Pursuant to the regulations under Sections 23A and 23B of the Federal Reserve Act, Home Federal Bank and Home Federal Bancorp have entered into an expense sharing agreement. Under this agreement, Home Federal Bancorp will reimburse Home Federal Bank for the time that employees of Home Federal Bank devote to activities of Home Federal Bancorp, the portion of the expense of the annual independent audit attributable to Home Federal Bancorp and all expenses attributable to Home Federal Bancorp’s public filing obligations under the Securities Exchange Act of 1934. If Home Federal Bancorp commences any significant activities other than holding all of the outstanding common stock of Home Federal Bank, Home Federal Bancorp and Home Federal Bank will amend the expense sharing agreement to provide for the equitable sharing of all expenses of such other activities that may be attributable to Home Federal Bancorp.

Market Area

The primary market area of Home Federal Bancorp for loans and deposits is in northwest Louisiana, particularly Caddo Parish and neighboring communities in Bossier Parish, which are located in the Shreveport-Bossier City metropolitan statistical area.

Shreveport and Bossier City are located in northern Louisiana on Interstate 20, approximately fifteen miles from the Texas state border and 185 miles east of Dallas Texas.  Our primary market area has a diversified economy with employment in services, government and wholesale/retail trade constituting the basis of the local economy, with service jobs being the largest component.  The majority of the services are health care related as Shreveport has become a regional hub for health care.  The casino gaming industry also supports a significant number of the service jobs.  The energy sector has a prominent role in the regional economy, resulting from oil and gas exploration and drilling.

The Shreveport-Bossier City metropolitan statistical area is considered the economic and healthcare center for northwest Louisiana, east Texas and southwest Arkansas.  The primary employers in our market area are the Louisiana Department of Civil Service, Barksdale Air Force Base, Louisiana State University Medical Center and the Willis-Knighton Health System.  The gaming industry also supports service sector employment.

Competition.  We face significant competition both in attracting deposits and in making loans. Our most direct competition for deposits has come historically from commercial banks, credit unions and other savings institutions located in our primary market area, including many large financial institutions which have greater financial and marketing resources available to them. In addition, we face significant competition for investors’ funds from short-term money market securities, mutual funds and other corporate and government securities. We do not rely upon any individual group or entity for a material portion of our deposits. Our ability to attract and retain deposits depends on our ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

Our competition for real estate loans comes principally from mortgage banking companies, commercial banks, other savings institutions and credit unions. We compete for loan originations primarily through the interest rates and loan fees we charge, and the efficiency and quality of services we provide borrowers. Factors which affect competition include general and local economic conditions, current interest rate levels and volatility in the mortgage markets. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

Lending Activities

General.  At June 30, 2011, our net loan portfolio amounted to $125.4 million, representing approximately 53.7% of total assets at that date. Historically, our principal lending activity was the origination of one- to four-family residential loans. At June 30, 2011, one- to four-family residential loans amounted to $45.6 million, or 36.0% of the total loan portfolio. As part of our desire to diversify the loan portfolio, we began to offer commercial real estate loans and commercial business loans in fiscal 2009, which amounted to $32.8 million and $10.2 million, respectively, at June 30, 2011.

The types of loans that we may originate are subject to federal and state laws and regulations. Interest rates charged on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by our competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative and tax policies, and governmental budgetary matters.

A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. In addition, upon application the Office of the Comptroller of the Currency permits a savings institution to lend up to an additional 15% of unimpaired capital and surplus to one borrower to develop domestic residential housing units. At June 30, 2011, our regulatory limit on loans-to-one borrower was $6.2 million and the five largest loans or groups of loans-to-one borrower, including related entities, aggregated $4.6 million, $4.4 million, $4.1 million, $4.0 million and $3.9 million. Each of our five largest loans or groups of loans was originated with strong guarantor support to known borrowers in our market area and performing in accordance with its terms at June 30, 2011. The $4.6 million group of loans is to a limited partnership established by the Housing Authority of Bossier City, Louisiana. The loans are secured by a first mortgage lien on real estate and low to moderate income rental units in Bossier City, Louisiana as well as a conditional assignment of rents.

Loans to or guaranteed by general obligations of a state or political subdivision are not subject to the foregoing lending limits.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	June 30,
	2011		2010
		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential(1)	$45,567	36.02%	$36,257	38.65%
Commercial-real estate secured:
Owner occupied	32,763	25.90	14,550	15.51
Non-owner occupied	--	--	872	0.93
Total commercial-real estate secured	32,763	25.90	15,422	16.44
Multi-family residential	8,360	6.61	9,079	9.68
Land	11,254	8.90	8,442	9.00
Construction	10,325	8.16	7,793	8.31
Home equity loans and second mortgage loans	1,519	1.20	2,963	3.16
Equity lines of credit	5,974	4.73	4,069	4.33
Total real estate loans	115,762	91.52	84,025	89.57
Commercial business	10,237	8.09	9,454	10.08
Consumer non-real estate loans:
Savings accounts	328	0.26	285	0.30
Automobile and other consumer loans	163	0.13	48	0.05
Total non-real estate loans	491	0.39	333	0.35
Total loans	126,490	100.00%	93,812	100.00%
Less:
Allowance for loan losses	(842)		(489)
Deferred loan fees	(277)		(267)
Net loans receivable(1)	$125,371		$93,056

_________________
(1)	Does not include loans held-for-sale amounting to $6.7 million and $13.4 million at June 30, 2011 and June 30, 2010, respectively.

Origination of Loans.  Our lending activities are subject to the written underwriting standards and loan origination procedures established by the board of directors and management. Loan originations are obtained through a variety of sources, primarily from existing customers and referrals from existing customers. Written loan applications are taken by one of our loan officers. The loan officer also supervises the procurement of credit reports, appraisals and other documentation involved with a loan. As a matter of practice, we obtain independent outside appraisals on substantially all of our loans although we may prepare an in-house valuation depending on the characteristics of the loan and the profile of the borrower. Under our lending policy, a title opinion must be obtained for each real estate loan. We also require fire and extended coverage casualty insurance in order to protect the properties securing the real estate loans. Borrowers must also obtain flood insurance policies when the property is in a flood hazard area.

Our loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the value of the property that will secure the loan. Residential loans up to $417,000, the Fannie Mae conforming loan limit for single-family mortgage loans for 2011, must be approved by our Residential Loan Committee which currently consists of Home Federal Bank's Chief Executive Officer, the President, the Chief Financial Officer, the Senior Vice President Mortgage Lending and the Vice President of Lending. Residential loans in excess of $417,000 must be approved by the board of directors. Commercial real estate secured loans and lines of credit and commercial business loans up to $1.0 million must be approved by the President or the Chief Executive Officer, up to $2.0 million by both the President and the Chief Executive Officer, up to $3.0 million by the Commercial Loan Committee and in excess of $3.0 million by the Executive Loan Committee. In accordance with past practice, all loans are ratified by our board of directors.

Historically, we purchased loans from a mortgage originator secured by single-family housing primarily located in predominantly rural areas of Texas and to a lesser extent, Tennessee, Arkansas, Alabama, Louisiana and Mississippi. No such mortgage loans were purchased during fiscal 2010 or fiscal 2011. The loans were generally secured by rural properties and the seller retained servicing rights. Although the loans were originated with fixed-rates, Home Federal Bank receives an adjustable-rate of interest equal to the Federal Housing Finance Board rate, with rate floors and ceilings of approximately 5.0% and 8.0%, respectively. Under the terms of the loan agreements, the seller must repurchase any loan that becomes more than 90 days delinquent. At June 30, 2011, we had approximately $8.8 million of such loans in our portfolio with an average age of approximately eight years.

In recent periods, we have originated and sold substantially all of our fixed-rate conforming mortgages to correspondent banks. For the year ended June 30, 2011, we originated $123.0 million of one- to four-family residential loans and sold $116.5 million of such loans. Our residential loan originations primarily consist of rural development, FHA and VA loans.

The following table shows total loans originated, sold and repaid during the periods indicated.

	2011	2010

Loan originations:
One- to four-family residential	$122,981	$113,753
Commercial — real estate secured (owner occupied and non-owner occupied)	20,575	8,645
Multi-family residential	3,964	7,780
Commercial business	14,034	12,877
Land	6,400	7,561
Construction	15,367	11,569
Home equity loans and lines of credit and other consumer	10,688	6,488
Total loan originations	194,009	168,673
Loans purchased	--	--
Total loan originations and loans purchased	194,009	168,673
Loans sold	(116,503)	(71,554)
Loan principal repayments	(44,828)	(50,844)
Total loans sold and principal repayments	(161,331)	(122,398)
Increase (decrease) due to other items, net(1)	(363)	(167)
Net increase in loan portfolio	$32,315	$46,108
 ___________________
(1)           Other items consist of deferred loan fees, the allowance for loan losses and loans held-for-sale at year end.

Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, we concentrate our lending activity in our primary market area in Caddo Parish, Louisiana and the surrounding area. Subject to our loans-to-one borrower limitation, we are permitted to invest without limitation in residential mortgage loans and up to 400% of our capital in loans secured by non-residential or commercial real estate. We also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, we may invest up to 10% of our total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At June 30, 2011, we were within each of the above lending limits.

During fiscal 2011 and 2010, we sold $116.5 million and $71.6 million of loans, respectively. We recognized gain on sale of loans of $1.8 million during fiscal 2011 and $644,000 during fiscal 2010. Loans were sold during these periods primarily to other financial institutions. Such loans were sold against forward sales commitments with servicing released and without recourse after a certain amount of time, typically 90 days. The loans sold primarily consisted of long-term, fixed rate residential real estate loans. These loans were originated during a period of historically low interest rates and were sold to reduce our interest rate risk. We will continue to sell loans in the future to the extent we believe the interest rate environment is unfavorable and interest rate risk is unacceptable.

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of June 30, 2011, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

							Home
							Equity Loans
							and Lines
	One- to	Commercial —	Multi-				of Credit
	Four-Family	Real Estate	Family	Commercial			and Other
	Residential	Secured	Residential	Business	Land	Construction	Consumer	Total
	(In thousands)
Amounts due after June 30, 2011 in:
One year or less	$2,296	$808	$97	$4,946	$8,681	$6,892	$1,791	$25,511
After one year through two years	2,655	414	--	1,661	2,023	3,433	335	10,521
After two years through three years	6,161	9,587	594	1,394	413	--	75	18,224
After three years through five years	12,433	20,876	2,127	2,189	137	--	5,457	43,219
After five years through ten years	2,542	693	--	47	--	--	171	3,453
After ten years through fifteen years	3,565	--	2,179	--	--	--	3	5,747
After fifteen years	15,915	385	3,363	--	--	--	152	19,815

Total	$45,567	$32,763	$8,360	$10,237	$11,254	$10,325	$7,984	$126,490

The following table sets forth the dollar amount of all loans, before net items, due after June 30, 2011 which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed-Rate	Adjustable-Rate	Total

One- to four-family residential	$35,345	$10,222	$45,567
Commercial — real estate secured	32,763	--	32,763
Multi-family residential	8,360	--	8,360
Commercial business	10,237	--	10,237
Land	11,254	--	11,254
Construction	10,325	--	10,325
Home equity loans and lines of credit and other consumer	7,984	--	7,984

Total	$116,268	$10,222	$126,490

Scheduled contractual maturities of loans do not necessarily reflect the actual expected term of the loan portfolio. The average life of mortgage loans is substantially less than their average contractual terms because of prepayments. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on current mortgage loans are lower than existing mortgage loan rates (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstance, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

One- to Four-Family Residential Real Estate Loans.  At June 30, 2011, $45.6 million, or 36.0%, of the total loan portfolio, before net items, consisted of one- to four-family residential loans.

The loan-to-value ratio, maturity and other provisions of the loans made by us generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by us. Our current lending policy on one- to four-family residential loans generally limits the maximum loan-to-value ratio to 90% or less of the appraised value of the property although we will lend up to a 100% loan-to-value ratio with private mortgage insurance. These loans are amortized on a monthly basis with principal and interest due each month, with terms not in excess of 30 years and generally include “due-on-sale” clauses.

At June 30, 2011, $35.3 million, or 77.6%, of our one- to four-family residential mortgage loans were fixed-rate loans. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Our fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation, and other investors in the secondary mortgage market. Consistent with our asset/liability management, we have sold a significant portion of our long-term, fixed rate loans over the past two years.

Although we offer adjustable rate loans, substantially all of the single-family loan originations over the last few years have consisted of fixed-rate loans due to the low interest rate environment. The adjustable-rate loans held in portfolio typically have interest rates which adjust on an annual basis. These loans generally have an annual cap of 2% on any increase or decrease and a cap of 6% above or below the initial rate over the life of the loan. Such loans are underwritten based on the initial rate plus 2%.

Commercial — Real Estate Secured Loans.  As of June 30, 2011, Home Federal Bank had outstanding $32.8 million of loans secured by commercial real estate. It is the current policy of Home Federal Bank to lend in a first lien position on real property occupied as a commercial business property. Home Federal Bank offers fixed and variable rate mortgage loans. Home Federal Bank’s commercial real estate loans are limited to a maximum of 85% of the appraised value and have terms up to 15 years, however, the terms are generally no more than 5 years with amortization periods of 20 years or less. It is our policy that commercial real estate secured lines of credit are limited to a maximum of 85% of the appraised value of the property and shall not exceed 3 to 5 year amortizations.

Multi-Family Residential Loans.  At June 30, 2011, we had outstanding approximately $8.4 million of multi-family residential loans. Our multi-family residential loan portfolio includes income producing properties of 50 or more units and low income housing developments. We obtain personal guarantees on all properties other than those of the public housing authority for which they are not permitted.

Commercial Business Loans.  At June 30, 2011, we had outstanding approximately $10.2 million of non-real estate secured commercial loans. The business lending products we offer include lines of credit, inventory financing and equipment loans. Commercial business loans and lines of credit carry more credit risk than other types of commercial loans. We attempt to limit such risk by making loans predominantly to small- and mid-sized businesses located within our market area and having the loans personally guaranteed by the principals involved. We have established underwriting standards in regard to business loans which set forth the criteria for sources of repayment, borrower’s capacity to repay, specific financial and collateral margins and financial enhancements such as guarantees. Generally, the primary source of repayment is cash flow from the business and the financial strength of the borrower.

Land Loans.  As of June 30, 2011, land loans were $11.3 million, or 8.9% of the total loan portfolio. Land loans include land which has been acquired for the purpose of development and unimproved land. Our loan policy provides for loan-to-value ratios of 50% for unimproved land loans. Land loans are originated with fixed rates and terms up to five years with longer amortizations. Although land loans generally are considered to have greater credit risk than certain other types of loans, we expect to mitigate such risk by requiring personal guarantees and identifying other secondary source of repayment for the land loan other than the sale of the collateral. It is our practice to only originate a limited amount of loans for speculative development to borrowers with whom our lenders have a prior relationship.

Construction Loans.  At June 30, 2011, we had outstanding approximately $10.3 million of construction loans which included loans for the construction of residential and commercial property. Our residential construction loans typically have terms of 6 to eleven months with a takeout letter from Home Federal for the permanent mortgage. Our commercial construction loans include owner occupied commercial properties, pre-sold property and speculative office property. As of June 30, 2011, we held $5.5 million of speculative construction loans, $5.2 million of which related to speculative office condominium projects, which are limited to eight units at any one time.

Home Equity and Second Mortgage Loans.  At June 30, 2011, we held $1.5 million of home equity and second mortgage loans compared to $3.0 million of home equity and second mortgage loans at June 30, 2010. These loans are secured by the underlying equity in the borrower’s residence. We do not require that we hold the first mortgage on the properties that secure the second mortgage loans. The amount of our second mortgage loans generally cannot exceed a loan-to-value ratio of 90% after taking into consideration the first mortgage loan. These loans are typically three-to-five year balloon loans with fixed rates and terms that will not exceed 10 years and contain an on-demand clause that allows us to call the loan in at any time.

Equity Lines of Credit.  We offer lines of credit secured by a borrower’s equity in real estate which loans amounted to $6.0 million, or 4.7% of the total loan portfolio, at June 30, 2011. The rates and terms of such lines of credit depend on the history and income of the borrower, purpose of the loan and collateral. Lines of credit will not exceed 90% of the value of the equity in the collateral.

Consumer Non-real Estate Loans.  We are authorized to make loans for a wide variety of personal or consumer purposes. We originate consumer loans primarily in order to accommodate our customers. The consumer loans at June 30, 2011 consist of loans secured by deposit accounts with us, automobile loans, overdraft and other unsecured loans.

Consumer non-real estate loans generally have shorter terms and higher interest rates than residential mortgage loans, and generally entail greater credit risk than residential mortgage loans, particularly those loans secured by assets that depreciate rapidly, such as automobiles, boats and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the fluctuating demand for used automobiles. Our automobile loans at June 30, 2011 totaled $136,000.

We offer loans secured by deposit accounts held with us, which loans amounted to $328,000, or 0.3% of the total loan portfolio, at June 30, 2011. Such loans are originated for up to 100% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2%. These loans typically are payable on demand with a maturity date of one year.

Loan Origination and Other Fees.  In addition to interest earned on loans, we generally receive loan origination fees or “points” for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan. In accordance with accounting guidance, loan origination fees and points are deferred and amortized into income as an adjustment of yield over the life of the loan.

Asset Quality

General.  During fiscal 2011, we engaged a third party to review loans, policies, and procedures. The scope of the services to be provided includes credit underwriting, adherence to our loan policies as well as regulatory policies, and recommendations regarding reserve allocations. We expect to have such reviews done annually.

Our collection procedures provide that when a loan is 10 days past due, personal contact efforts are attempted, either in person or by telephone. At 15 days past due, a late charge notice is sent to the borrower requesting payment. If the loan is still past due at 30 days, a formal letter is sent to the borrower stating that the loan is past due and that legal action, including foreclosure proceedings, may be necessary. If a loan becomes 60 days past due and no progress has been made in resolving the delinquency, a collection letter from legal counsel is sent and personal contact is attempted. When a loan continues in a delinquent status for 90 days or more, and a repayment schedule has not been made or kept by the borrower, generally a notice of intent to foreclose is sent to the borrower. If the delinquency is not cured, foreclosure proceedings are initiated. In most cases, deficiencies are cured promptly. While we generally prefer to work with borrowers to resolve such problems, we will institute foreclosure or other collection proceedings when necessary to minimize any potential loss.

Loans are placed on non-accrual status when management believes the probability of collection of interest is doubtful. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. We generally discontinue the accrual of interest income when the loan becomes 90 days past due as to principal or interest unless the credit is well secured and we believe we will fully collect.

Real estate and other assets we acquire as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. We held no real estate owned at June 30, 2011 or June 30, 2010.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	June 30, 2011				June 30, 2010
	30-89		90 or More Days		30-89		90 or More Days
	Days Overdue		Overdue		Days Overdue		Overdue
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Dollars in thousands)
One- to four-family residential	24	$2,467	2	$114	4	$265	1	$15
Commercial — real estate secured	--	--	--	--	--	--	--	--
Multi-family residential	--	--	--	--	--	--	--	--
Commercial business	--	--	--	--	--	--	--	--
Land	--	--	--	--	--	--	--	--
Construction	--	--	--	--	--	--	1	345
Home equity loans and lines of credit and other consumer	--	--	--	--	--	--	--	--

Total delinquent loans	24	$2,467	2	$114	4	$265	2	$360

Delinquent loans to total net loans		1.97%		0.09%		0.28%		0.39%
Delinquent loans to total loans		1.95%		0.09%		0.28%		0.38%

Non-Performing Assets.  The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated. We did not have real estate owned or troubled debt restructurings at either of the dates indicated.

	June 30,
	2011	2010
	(Dollars in thousands)
Non-accruing loans:
One- to four-family residential	$15	$15
Commercial — real estate secured	--	--
Multi-family residential	--	--
Commercial business	--	--
Land	--	--
Construction	--	345
Home equity loans and lines of credit and other consumer	--	--
Total non-accruing loans	15	360
Accruing loans 90 days or more past due	99	--
Total non-performing loans(1)	114	360
Real estate owned, net	--	--
Total non-performing assets	$114	$360

Total non-performing loans as a percent of loans, net	0.09%	0.39%
Total non-performing assets as a percent of total assets	0.05%	0.19%
_________________
(1)           Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

Classified Assets.  Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution’s classifications and amounts reserved. At June 30, 2011 we held $100,000 of assets classified special mention and $114,000 classified as substandard. The classified assets are related to four mortgage loans.

Allowance for Loan Losses.  At June 30, 2011, our allowance for loan losses amounted to $842,000. The allowance for loan losses is maintained at a level believed, to the best of our knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on our periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing conditions. We are primarily engaged in originating single-family residential loans. Our management considers the deficiencies of all classified loans in determining the amount of allowance for loan losses required at each reporting date. Our management analyzes the probability of the correction of the substandard loans’ weaknesses and the extent of any known or inherent losses that we might sustain on them. During the fiscal year 2011, we recorded a provision for loan losses of $353,000 as compared to $36,000 recorded for the fiscal year 2010. The 2010 provision reflects our estimate to maintain the allowance for loan losses at a level to cover probable losses inherent in the loan portfolio.

The increase in the provision for fiscal year 2011 reflects the increased risk associated with our commercial lending (both real estate secured and non-real estate secured), as well our consideration of the downturn in the national economy. As noted previously, total non-performing assets decreased by approximately $246,000 over the prior year; however, our loans 30-89 days overdue increased $2.2 million as of June 30, 2011 compared to June 30, 2010, all of which were secured by one- to four-family residential properties.

While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

The following table shows changes in our allowance for loan losses during the periods presented. We had $13,000 of loan charge-offs during fiscal 2010.  There were no loan charge-offs during fiscal 2011.

	At or for the Year Ended
	June 30,
	2011	2010
	(Dollars in thousands)
Total loans outstanding at end of period	$126,490	$93,812
Average loans outstanding	115,505	77,879
Allowance for loan losses, beginning of period	489	466
Provision for loan losses	353	36
Charge-offs	--	(13)
Allowance for loan losses, end of period	$842	$489

Allowance for loan losses as a percent of non-performing loans	738.60%	135.83%
Allowance for loan losses as a percent of loans outstanding	0.67%	0.52%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	June 30,
	2011		2010
		Loan		Loan
		Category		Category
	Amount of	as a % of	Amount of	as a % of
	Allowance	Total Loans	Allowance	Total Loans
	(Dollars in thousands)
One- to four-family residential	$110	36.02%	$30	38.65%
Commercial — real estate secured	125	25.90	95	16.44
Multi-family residential	140	6.61	70	9.68
Commercial business	175	8.09	140	10.08
Land	150	8.90	75	9.00
Construction	130	8.16	74	8.31
Home equity loans and lines of credit and other consumer	12	6.32	5	7.85

Total	$842	100.00%	$489	100.00%

Investment Securities

We have authority to invest in various types of securities, including mortgage-backed securities, U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally insured banks and savings institutions, certain bankers’ acceptances and federal funds. Our investment strategy is established by the board of directors.

The following table sets forth certain information relating to our investment securities portfolio at the dates indicated.

	June 30,
	2011		2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Securities Held-to-Maturity:
FNBB stock	$250	$250	$--	$--
FHLB stock	1,320	1,320	1,840	1,840
Mortgage-backed securities	4,155	4,068	298	323
Total Securities Held-to-Maturity	5,725	5,638	2,138	2,163

Securities Available-for-Sale:
Government agency securities	36,774	36,981	--	--
ARM Fund	1,291	1,308	1,538	1,559
Mortgage-backed securities	34,814	36,750	58,974	62,129

Total Securities Available-for-Sale	72,879	75,039	60,512	63,688

Total Investment Securities	$78,604	$80,677	$62,650	$65,851

The following table sets forth the amount of investment securities which contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2011. The amounts reflect the fair value of our securities at June 30, 2011.

	Amounts at June 30, 2011 which Mature in
			Over One
		Weighted	Year	Weighted	Over Five	Weighted		Weighted
	One Year	Average	Through	Average	Through	Average	Over	Average
	or Less	Yield	Five Years	Yield	Ten Years	Yield	Ten Years	Yield
	(Dollars in thousands)
Bonds and other debt securities:
Government agency securities	$--	--%	$36,981	0.81%	$--	--%	$--	--%
Mortgage-backed securities	--	--	23	7.03	750	3.56	40,045	4.94
Equity securities(1):
ARM Fund	--	--	--	--	--	--	1,308	2.31
FNBB stock	--	--	--	--	--	--	250	1.26
FHLB stock	--	--	--	--	--	--	1,320	0.33

Total investment securities and Bank stocks	$--	--%	$37,004	0.81%	$750	3.56%	$42,923	4.70%

 ____________________
(1)           None of the listed equity securities has a stated maturity.

Our investment in equity securities consists primarily of FHLB stock, a $1.3 million (book value) investment in an adjustable-rate mortgage fund (referred to as the ARM Fund) and shares of First National Bankers Bankshares, Inc. (“FNBB”). The fair value of the ARM Fund has traditionally correlated with the interest rate environment. At June 30, 2011, the unrealized gain on this investment was $17,000. Management will continue to monitor its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

Mortgage-backed securities represent a participation interest in a pool of one- to four-family or multi-family mortgages. The mortgage originators use intermediaries (generally U.S. Government agencies and government-sponsored enterprises) to pool and repackage the participation interests in the form of securities, with investors receiving the principal and interest payments on the mortgages. Such U.S. Government agencies and government-sponsored enterprises guarantee the payment of principal and interest to investors.

Mortgage-backed securities are typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security approximates the life of the underlying mortgages.

Our mortgage-backed securities consist of Ginnie Mae securities (“GNMA”), Freddie Mac securities (“FHLMC”) and Fannie Mae securities (“FNMA”). Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration. The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government. Freddie Mac is a private corporation chartered by the U.S. Government. Freddie Mac issues participation certificates backed principally by conventional mortgage loans. Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities. Freddie Mac and Fannie Mae securities are not backed by the full faith and credit of the U.S. Government. In September 2008, the Federal Housing Finance Agency was appointed as conservator of Fannie Mae and Freddie Mac. The U.S. Department of the Treasury agreed to provide capital as needed to ensure that Fannie Mae and Freddie Mac continue to provide liquidity to the housing and mortgage markets.

Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize our borrowings or other obligations.

The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2011 and 2010.

	June 30,
	2011	2010
	(In thousands)
Fixed rate:
GNMA	$157	$205
FHLMC	1,680	2,812
FNMA	37,784	58,004
Total fixed rate	39,621	61,021
Adjustable rate:
GNMA	115	128
FNMA	732	881
FHLMC	350	422
Total adjustable-rate	1,197	1,431
Total mortgage-backed securities	$40,818	$62,452

Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at June 30, 2011 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2011.

	Amounts at June 30, 2011 which Mature in
		Weighted	Over One	Weighted		Weighted
	One Year	Average	through	Average	Over	Average
	or Less	Yield	Five Years	Yield	Five Years	Yield
	(In thousands)
Fixed rate:
GNMA	$--	--%	$8	10.20%	$149	8.30%
FHLMC	--	--	2	9.17	1,678	4.93
FNMA	--	--	--	--	37,784	4.97

Total fixed-rate	--	--	10	10.03	39,611	4.98%

Adjustable rate:
GNMA	--	--	10	4.47	105	2.53%
FNMA	--	--	3	6.66	729	3.00
FHLMC	--	--	--	--	350	3.05

Total adjustable-rate	--	--	13	4.95	1,184	2.97

Total	$--	--%	$23	7.04%	$40,795	4.93%

The following table sets forth the purchases, sales and principal repayments of our mortgage-backed securities during the periods indicated.

	At or For the
	Year Ended June 30,
	2011	2010
	(Dollars in thousands)
Mortgage-backed securities at beginning of period	$59,272	$89,945
Purchases	3,969	--
Repayments	(14,342)	(14,555)
Sales	(10,103)	(16,420)
Amortizations of premiums and discounts, net	173	302

Mortgage-backed securities at end of period	$38,969	$59,272

Weighted average yield at end of period	4.93%	4.95%

Sources of Funds

General.  Deposits are our primary source of funds for lending and other investment purposes. In addition to deposits, principal and interest payments on loans and investment securities are a source of funds. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds from other sources and on a longer-term basis for general business purposes.

Deposits.  We attract deposits principally from residents of Louisiana and particularly from Caddo Parish and Bossier Parish. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. We have not solicited deposits from outside Louisiana or paid fees to brokers to solicit funds for deposit. With the introduction of commercial lending in fiscal 2009, we commenced a policy of requiring commercial loan customers to have a deposit account relationship with us. This policy resulted in a significant increase in NOW accounts in fiscal 2011.

We establish interest rates paid, maturity terms, service fees and withdrawal penalties on a periodic basis. Management determines the rates and terms based on rates paid by competitors, the need for funds or liquidity, growth goals and federal regulations. We attempt to control the flow of deposits by pricing our accounts to remain generally competitive with other financial institutions in the market area.

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	June 30,
	2011		2010
		Percent of		Percent of
	Amount	Total Deposits	Amount	Total Deposits
Certificate accounts:	(Dollars in thousands)
0.00% - 0.99%	$4,762	3.10%	$12	0.01%
1.00% - 1.99%	24,946	16.24	30,309	25.75
2.00% - 2.99%	29,869	19.44	16,734	14.22
3.00% - 3.99%	20,192	13.15	17,497	14.86
4.00% - 4.99%	1,026	0.67	7,865	6.68
5.00% - 5.99%	4,870	3.17	1,473	1.25

Total certificate accounts	85,665	55.77	73,890	62.77

Transaction accounts:
Passbook savings	7,363	4.79	5,266	4.47
Non-interest bearing demand accounts	14,827	9.65	9,890	8.40
NOW accounts	14,516	9.45	8,240	7.00
Money market	31,245	20.34	20,436	17.36

Total transaction accounts	67,951	44.23	43,832	37.23

Total deposits	$153,616	100.00%	$117,722	100.00%

            The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended June 30,
	2011			2010
			Average			Average
	Average	Interest	Rate	Average	Interest	Rate
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)
Passbook savings	$6,125	$25	0.41%	$5,588	$23	0.41%
Non-interest bearing demand accounts	12,302	--	--	5,940	--	--
NOW accounts	10,384	65	0.63	5,583	22	0.39
Money market	27,542	260	0.94	14,377	183	1.27
Certificates of deposit	78,971	1,929	2.44	67,981	2,010	2.96

Total deposits	$135,324	$2,279	1.68%	$99,469	$2,238	2.25%

The following table shows our savings flows during the periods indicated.

	Year Ended June 30,
	2011	2010
	(In thousands)
Total deposits at beginning of period	$117,722	$86,146
Net deposits (withdrawals)	34,221	30,059
Interest credited	1,673	1,517
Total increase in deposits	$35,894	$31,576

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at June 30, 2011.

	Balance at June 30, 2011
	Maturing in the 12 Months Ending June 30,
Certificates of Deposit	2012	2013	2014	Thereafter	Total
	(In thousands)
0.00% - 0.99%	$4,735	$27	$--	$--	$4,762
1.00% - 1.99%	19,129	5,591	226	--	24,946
2.00% - 2.99%	10,516	4,963	7,697	6,693	29,869
3.00% - 3.99%	1,384	3,667	2,039	13,102	20,192
4.00% - 4.99%	323	281	422	--	1,026
5.00% - 5.99%	3,623	1,247	--	--	4,870
Total certificate accounts	$39,710	$15,776	$10,384	$19,795	$85,665

The following table shows the maturities of our certificates of deposit in excess of $100,000 at June 30, 2011 by time remaining to maturity.

		Weighted
	Amount	Average Rate
	(Dollars in thousands)
September 30, 2011	$4,687	1.75%
December 31, 2011	4,198	1.56
March 31, 2012	2,872	1.78
June 30, 2012	3,955	1.86
After June 30, 2012	15,421	2.78
Total certificates of deposit with balances in excess of $100,000	$31,133	2.25

Borrowings.  We may obtain advances from the Federal Home Loan Bank of Dallas upon the security of the common stock we own in that bank and certain of our residential mortgage loans and mortgage-backed and other investment securities, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

As of June 30, 2011, we were permitted to borrow up to an aggregate total of $118.9 million from the Federal Home Loan Bank of Dallas. We had $26.9 million and $31.5 million of Federal Home Loan Bank advances outstanding at June 30, 2011 and 2010, respectively.  Additionally, at June 30, 2011, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $10.9 million.  There were no amounts purchased under this agreement as of June 30, 2011.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year
	Ended June 30,
	2011	2010
	(Dollars in thousands)
FHLB advances:
Average balance outstanding	$26,630	$35,529
Maximum amount outstanding at any month-end during the period	29,326	42,542
Balance outstanding at end of period	26,891	31,507
Average interest rate during the period	3.41%	3.43%
Weighted average interest rate at end of period	2.85%	3.47%

At June 30, 2011, $16.4 million of our borrowings were short-term (maturities of one year or less). Such short-term borrowings had a weighted average interest rate of 2.17% at June 30, 2011.

The following table shows maturities of Federal Home Loan Bank advances at June 30, 2011, for the years indicated:

Years Ending June 30,	Amount
(In thousands)
2012	$16,422
2013	5,907
2014	1,915
2015	236
2016	247
Thereafter	2,164
Total	$26,891

Subsidiaries

At June 30, 2011, the Company had one subsidiary, the Bank.  The Bank’s only subsidiary at such date was Metro Financial Services, Inc., an inactive, wholly-owned subsidiary.

Employees

Home Federal Bank had 41 full-time employees and three part-time employees at June 30, 2011. None of these employees are covered by a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.

REGULATION

Set forth below is a brief description of certain laws relating to the regulation of Home Federal Bancorp and Home Federal Bank. This description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

General

Home Federal Bank, as a federally chartered savings bank, is subject to federal regulation and oversight by the Office of the Comptroller of the Currency extending to all aspects of its operations. Home Federal Bank also is subject to regulation and examination by the Federal Deposit Insurance Corporation, which insures the deposits of Home Federal Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the Office of the Comptroller of the Currency and are subject to periodic examinations by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The investment and lending authority of savings institutions is prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily are intended for the protection of depositors and not for the purpose of protecting shareholders.

Federal law provides the federal banking regulators, including the Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation, with substantial enforcement powers. The Office of the Comptroller of the Currency’s enforcement authority over all savings institutions includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of the Comptroller of the Currency. Any change in these laws and regulations, whether by the Federal Deposit Insurance Corporation, Office of the Comptroller of the Currency or Congress, could have a material adverse impact on Home Federal Bancorp and Home Federal Bank and our operations.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in 2010, the powers of the Office of Thrift Supervision regarding Home Federal Bank, and Home Federal Bancorp transferred to other federal financial institution regulatory agencies on July 21, 2011. See “— Recently Enacted Regulatory Reform.” As of the transfer date, all of the regulatory functions related to Home Federal Bank that were under the jurisdiction of the Office of Thrift Supervision transferred  to the Office of the Comptroller of the Currency. In addition, as of that same date, all of the regulatory functions related to Home Federal Bancorp, as a savings and loan holding company that were under the jurisdiction of the Office of Thrift Supervision, transferred to the Federal Reserve Board.

2010 Regulatory Reform

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The financial reform and consumer protection act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, the new law changed the jurisdictions of existing bank regulatory agencies and in particular transferred the regulation of federal savings associations from the Office of Thrift Supervision to the Office of Comptroller of the Currency, effective July 21, 2011. Savings and loan holding companies are now regulated by the Federal Reserve Board. The new law also established an independent federal consumer protection bureau within the Federal Reserve Board. The following discussion summarizes significant aspects of the law that may affect Home Federal Bank and Home Federal Bancorp. Many regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the financial reform and consumer protection act are related to the operations of Home Federal Bank:

•
The Office of Thrift Supervision merged into the Office of the Comptroller of the Currency and the authority of the other remaining bank regulatory agencies were restructured. The federal thrift charter is preserved under the jurisdiction of the Office of the Comptroller of the Currency.

•
A new independent consumer financial protection bureau was established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like Home Federal Bank, are subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities was eliminated subject to various grandfathering and transition rules.

•	The prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

•
State law is preempted only if it would have a discriminatory effect on a federal savings association or is preempted by any other federal law. The Office of the Comptroller of the Currency must make a preemption determination on a case-by-case basis with respect to a particular state law or other state law with substantively equivalent terms.

•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts extended through January 1, 2013.

•	Deposit insurance assessment base calculation equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•
The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the Federal Deposit Insurance Corporation is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of Home Federal Bancorp:

•	Authority over savings and loan holding companies transferred to the Federal Reserve Board on July 21, 2011.

•	Leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies were extended to thrift holding companies.

•
The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•
The Securities and Exchange Commission is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

•
Public companies will be required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•
A separate, non-binding shareholder vote will be required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•
Securities exchanges will be required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

•
Stock exchanges, which do not include the OTC Bulletin Board, will be prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•
Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

•	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Regulation of Home Federal Bancorp

Home Federal Bancorp, a Louisiana corporation, is a registered savings and loan holding company within the meaning of Section 10 of the Home Owners’ Loan Act and is subject to examination and supervision by the Federal Reserve Board as well as certain reporting requirements. In addition, because Home Federal Bank is a subsidiary of a savings and loan holding company, it is, subject to certain restrictions in dealing with us and with other persons affiliated with the Bank.

Holding Company Acquisitions.  Home Federal Bancorp is a savings and loan holding company under the Home Owners’ Loan Act, as amended.  Federal law generally prohibits a savings and loan holding company, without prior approval of the Federal Reserve Board, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares of the savings institution or savings and loan holding company. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the Federal Reserve Board.

The Federal Reserve Board may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Holding Company Activities.  Home Federal Bancorp operates as a unitary savings and loan holding company and is permitted to engage only in the activities permitted for financial institution holding companies or for multiple savings and loan holding companies. Multiple savings and loan holding companies are permitted to engage in the following activities: (i) activities permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the Federal Reserve Board prohibits or limits such 4(c) activities); (ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting any insurance agency or escrow business; (iv) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or (vii) activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies. Under the recently enacted legislation, savings and loan holding companies became subject to statutory capital requirements.  While there are no specific restrictions on the payment of dividends or other capital distributions for savings and loan holding companies, federal regulations do prescribe such restrictions on subsidiary savings institutions, as described below. Home Federal Bank will be required to notify the Federal Reserve Board 30 days before declaring any dividend. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Federal Reserve Board and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

All savings associations subsidiaries of savings and loan holding companies are required to meet a qualified thrift lender, or QTL, test to avoid certain restrictions on their operations. If the subsidiary savings institution fails to meet the QTL, as discussed below, then the savings and loan holding company must register with the Federal Reserve Board as a bank holding company, unless the savings institution requalifies as a QTL within one year thereafter.

Federal Securities Laws.  Home Federal Bancorp registered its common stock with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934. Home Federal Bancorp is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934. Pursuant to applicable federal banking regulations and our Plan of Conversion and Reorganization, we have agreed to maintain such registration for a minimum of three years following the conversion and offering.

The Sarbanes-Oxley Act.  As a public company, Home Federal Bancorp is subject to the Sarbanes-Oxley Act of 2002 which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our principal executive officer and principal financial officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

Regulation of Home Federal Bank

General.  Home Federal Bank is subject to the regulation of the Office of the Comptroller of the Currency, as its primary federal regulator and the Federal Deposit Insurance Corporation, as the insurer of its deposit accounts, and, to a limited extent, the Federal Reserve Board.

Insurance of Accounts.  The deposits of Home Federal Bank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. Government. As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions, after giving the Office of the Comptroller of the Currency an opportunity to take such action.

The recently enacted financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most noninterest bearing transaction deposit accounts and to guarantee certain unsecured debt of financial institutions and their holding companies. Under the unsecured debt program, the Federal Deposit Insurance Corporation’s guarantee expires on the earlier of the maturity date of the debt or December 31, 2012.  The unlimited deposit insurance for non-interest-bearing transaction accounts was extended by the recently enacted legislation through the end of 2012 for all insured institutions without a separate insurance assessment (but the cost of the additional insurance coverage will be considered under the risk-based assessment system).  Home Federal Bank participates in the temporary liquidity guarantee program.

The Federal Deposit Insurance Corporation’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. Assessment rates range from seven to 77.5 basis points, with less risky institutions paying lower assessments. The Federal Deposit Insurance Corporation recently amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessments rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category. The amendments became effective for the quarter beginning April 1, 2011 with the new assessment methodology being reflected in the premium invoices due September 30, 2011.

In 2009, the Federal Deposit Insurance Corporation collected a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. The amount of our special assessment, which was paid on September 30, 2009, was $65,000. In 2009, the Federal Deposit Insurance Corporation also required insured deposit institutions on December 30, 2009 to prepay 13 quarters of estimated insurance assessments. Our prepayment totaled $326,000. Unlike a special assessment, this prepayment did not immediately affect bank earnings. Banks will book the prepaid assessment as a non-earning asset and record the actual risk-based premium payments at the end of each quarter. In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2019.

The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository institution, including Home Federal Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the Federal Deposit Insurance Corporation. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the Federal Deposit Insurance Corporation. Management is aware of no existing circumstances which would result in termination of Home Federal Bank’s deposit insurance.

Regulatory Capital Requirements.  Federally insured savings institutions are required to maintain minimum levels of regulatory capital. Current Office of the Comptroller of the Currency capital standards require savings institutions to satisfy a tangible capital requirement, a leverage capital requirement and a risk-based capital requirement. The tangible capital must equal at least 1.5% of adjusted total assets. Leverage capital, also known as “core” capital, must equal at least 3.0% of adjusted total assets for the most highly rated savings associations. An additional cushion of at least 100 basis points is required for all other savings associations, which effectively increases their minimum Tier 1 leverage ratio to 4.0% or more. Under the Office of the Comptroller of the Currency’s regulation, the most highly-rated banks are those that the Office of the Comptroller of the Currency determines are strong associations that are not anticipating or experiencing significant growth and have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. Under the risk-based capital requested, “total” capital (a combination of core and “supplementary” capital) must equal at least 8.0% of “risk-weighted” assets. The Office of the Comptroller of the Currency also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Core capital generally consists of common stockholders’ equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. Home Federal Bank had no intangible assets at June 30, 2011. Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect Home Federal Bank’s regulatory capital.

In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution’s core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights range from 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government to 100% for loans (other than qualifying residential loans weighted at 80%) and repossessed assets.

Savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of capital, as defined by generally accepted accounting principles.

At June 30, 2011, Home Federal Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 18.18%, 18.18% and 35.17%, respectively.

Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the Office of the Comptroller of the Currency or the Federal Deposit Insurance Corporation. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution’s operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The Office of the Comptroller of the Currency’s capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

Prompt Corrective Action.  The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations.

	Total Risk-Based	Tier 1 Risk-Based	Tier 1 Leverage
Capital Category	Capital	Capital	Capital
Well capitalized	10% or more	6% or more	5% or more
Adequately capitalized	8% or more	4% or more	4% or more
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%

In addition, an institution is “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized).

An institution generally must file a written capital restoration plan which meets specified requirements within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.

At June 30, 2011, Home Federal Bank was deemed a well-capitalized institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

Capital Distributions.  Office of the Comptroller of the Currency regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for Office of the Comptroller of the Currency approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Office of the Comptroller of the Currency-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a savings and loan holding company (as well as certain other institutions) must still file a notice with the Office of the Comptroller of the Currency at least 30 days before the board of directors declares a dividend or approves a capital distribution.

An institution that either before or after a proposed capital distribution fails to meet its then applicable minimum capital requirement or that has been notified that it needs more than normal supervision may not make any capital distributions without the prior written approval of the Office of the Comptroller of the Currency. In addition, the Office of the Comptroller of the Currency may prohibit a proposed capital distribution, which would otherwise be permitted by Office of the Comptroller of the Currency regulations, if the Office of the Comptroller of the Currency determines that such distribution would constitute an unsafe or unsound practice.

Under federal rules, an insured depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it is already undercapitalized. In addition, federal regulators have the authority to restrict or prohibit the payment of dividends for safety and soundness reasons. The FDIC also prohibits an insured depository institution from paying dividends on its capital stock or interest on its capital notes or debentures (if such interest is required to be paid only out of net profits) or distributing any of its capital assets while it remains in default in the payment of any assessment due the FDIC. Home Federal Bank is currently not in default in any assessment payment to the FDIC.

Qualified Thrift Lender Test.  All savings institution subsidiaries of savings and loan holding companies are required to meet a qualified thrift lender, or QTL, test to avoid certain restrictions on their operations. A savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in the Internal Revenue Code or meeting the Office of the Comptroller of the Currency QTL test. Currently, the Office of the Comptroller of the Currency QTL test requires that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. To be a qualified thrift lender under the IRS test, the savings institution must meet a “business operations test” and a “60 percent assets test,” each defined in the Internal Revenue Code.

If a savings association fails to remain a QTL, it is immediately prohibited from the following:

•	Making any new investments or engaging in any new activity not allowed for both a national bank and a savings association;

•	Establishing any new branch office unless allowable for a national bank; and

•	Paying dividends unless allowable for a national bank.

Any company that controls a savings institution that is not a qualified thrift lender must register as a bank holding company within one year of the savings institution’s failure to meet the QTL test. Three years from the date a savings association should have become or ceases to be a QTL, the institution must dispose of any investment or not engage in any activity unless the investment or activity is allowed for both a national bank and a savings association. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, a savings institution not in compliance with the QTL test is also prohibited from paying dividends and is subject to an enforcement action for violation of the Home Owners’ Loan Act, as amended.

At June 30, 2011, Home Federal Bank believes that it meets the requirements of the QTL test.

Community Reinvestment Act.  All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could result in restrictions on its activities. Home Federal Bank received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

Limitations on Transactions with Affiliates.  Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act. An affiliate of a savings association is any company or entity which controls the savings association or that is controlled by a company that controls the savings association. In a holding company context, the holding company of a savings association (such as Home Federal Bancorp) and any companies which are controlled by such holding company are affiliates of the savings association. Generally, Section 23A limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings association as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a savings association to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, a savings association is prohibited from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act place restrictions on loans to executive officers, directors and principal shareholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. Home Federal Bank currently is subject to Section 22(g) and (h) of the Federal Reserve Act and at June 30, 2011, was in compliance with the above restrictions.

Anti-Money Laundering.  All financial institutions, including savings associations, are subject to federal laws that are designed to prevent the use of the U.S. financial system to fund terrorist activities. Financial institutions operating in the United States must develop anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs are intended to supplement compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. Home Federal Bank has established policies and procedures to ensure compliance with these provisions.

Federal Home Loan Bank System.  Home Federal Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers a home financing credit function primarily for its members. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. The Federal Home Loan Bank of Dallas is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At June 30, 2011, Home Federal Bank had $26.9 million of Federal Home Loan Bank advances and $92.0 million available on its credit line with the Federal Home Loan Bank.

As a member, Home Federal Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to 0.06% of its total assets. At June 30, 2011, Home Federal Bank had $1.3 million in Federal Home Loan Bank stock, which was in compliance with the applicable requirement.

The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of Federal Home Loan Bank dividends paid in the past and could do so in the future. These contributions also could have an adverse effect on the value of Federal Home Loan Bank stock in the future.

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve Bank. At June 30, 2011, Home Federal Bank had met its reserve requirement.

TAXATION

Federal Taxation

General.  Home Federal Bancorp and Home Federal Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal and state income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. Home Federal Bank’s tax returns have not been audited during the past five years.

Method of Accounting.  For federal income tax purposes, Home Federal Bank reports income and expenses on the accrual method of accounting and used a June 30 tax year in 2010 for filing its federal income tax return.

Bad Debt Reserves.  The Small Business Job Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings associations, effective for taxable years beginning after 1995. Prior to that time, Home Federal Bank was permitted to establish a reserve for bad debts and to make additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the Small Business Job Protection Act of 1996, savings associations must use the experience method in computing their bad debt deduction beginning with their 1996 federal tax return. In addition, federal legislation required the recapture over a six year period of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987.

Taxable Distributions and Recapture.  Prior to the Small Business Job Protection Act of 1996, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Home Federal Bank failed to meet certain thrift asset and definitional tests. New federal legislation eliminated these savings association related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should Home Federal Bank make certain non-dividend distributions or cease to maintain a bank charter.

At June 30, 2011, the total federal pre-1988 reserve was approximately $3.3 million. The reserve reflects the cumulative effects of federal tax deductions by Home Federal Bank for which no federal income tax provisions have been made.

Alternative Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences. The alternative minimum tax is payable to the extent such alternative minimum tax income is in excess of the regular income tax. Net operating losses, of which Home Federal Bank has none, can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Home Federal Bank has not been subject to the alternative minimum tax or any such amounts available as credits for carryover.

Corporate Dividends-Received Deduction.  Home Federal Bancorp may exclude from its income 100% of dividends received from Home Federal Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is 80% in the case of dividends received from corporations which a corporate recipient owns less than 80%, but at least 20% of the distribution corporation. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received.

State Taxation

Home Federal Bancorp is subject to the Louisiana Corporation Income Tax based on our Louisiana taxable income. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, “Louisiana taxable income” means net income which is earned by us within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction. In addition, Home Federal Bank will be subject to the Louisiana Shares Tax which is imposed on the assessed value of a company’s stock. The formula for deriving the assessed value is to calculate 15% of the sum of:

(a) 20% of our capitalized earnings, plus

(b) 80% of our taxable stockholders’ equity, minus

(c) 50% of our real and personal property assessment.

Various items may also be subtracted in calculating a company’s capitalized earnings.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently conduct business from our main office, two full-service banking offices and one agency office located in Shreveport, Louisiana and one full-service banking office located in Bossier City, Louisiana. The following table sets forth certain information relating to Home Federal Bank’s offices and two parcels of land for future branch offices at June 30, 2011.

			Net Book Value	Amount of
Description/Address	Leased/Owned		of Property	Deposits
			(In thousands)
Building
624 Market Street Shreveport, LA	Owned		$225	$51,971
Building/ATM
6363 Youree Dr. Shreveport, LA	Owned	(1)	308	63,164
Building/ATM
9300 Mansfield Rd., Suite 101 Shreveport, LA	Leased		51	29,716
Building/ATM
2555 Viking Drive Bossier City, LA	Owned		2,394	8,765
Agency Office
6425 Youree Drive, Suite 100 Shreveport, LA	Leased		25	—
Lot 2
River Crest, Unit #1 Bossier Parish, LA	Owned		436	—
 _______________
(1)	The building is owned but the land is subject to an operating lease which was renewed on November 30, 2008 for a five-year period.

Item 3. Legal Proceedings

Home Federal Bancorp and Home Federal Bank are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Home Federal Bancorp’s common stock is traded on the Nasdaq Capital Market under the symbol “HFBL.”

Presented below is the high and low sales price information for Home Federal Bancorp’s common stock and cash dividends declared for the periods indicated. Information for periods prior to the conversion on reorganization completed on December 22, 2010 have been restated to reflect current period amounts.

	Stock Price per Share		Cash Dividends
Quarter Ended	High	Low	per Share
Fiscal 2011:
June 30, 2011	$14.00	$12.75	$0.06
March 31, 2011	13.30	11.76	0.06
December 31, 2010	12.19	9.60	0.05
September 30, 2010	10.99	8.45	0.05

Fiscal 2010:
June 30, 2010	$9.87	$8.78	$0.05
March 31, 2010	9.38	8.23	0.05
December 31, 2009	9.87	8.12	0.05
September 30, 2009	8.78	6.92	0.05

At September 26, 2011, Home Federal Bancorp had 205 shareholders of record.

The information for all equity based and individual compensation arrangements is incorporated by reference from Item 11 hereof.

(b)           Not applicable.

(c)           Not applicable:

Item 6. Selected Financial Data

Set forth below is selected consolidated financial and other data of Home Federal Bancorp. The information at or for the years ended June 30, 2011 and 2010 is derived in part from the audited financial statements that appear in this Form 10-K. The information at or for the years ended June 30, 2009, 2008 and 2007, is also derived from audited financial statements that do not appear in this Form 10-K.

	At June 30,
	2011	2010	2009	2008	2007
		(In thousands)
Selected Financial and Other Data:
Total assets	$233,320	$185,145	$154,766	$137,715	$118,785
Cash and cash equivalents	9,599	8,837	10,007	7,363	3,972
Securities available for sale	75,039	63,688	92,647	96,324	83,752
Securities held to maturity	5,725	2,138	2,184	1,688	1,408
Loans held-for-sale	6,653	13,403	1,277	852	--
Loans receivable, net	125,371	93,056	46,948	28,263	26,689
Deposits	153,616	117,722	86,146	78,359	77,710
Federal Home Loan Bank advances	26,891	31,507	35,997	26,876	12,368
Total Stockholders’ equity	51,183	33,365	31,310	27,874	27,812

	As of or for the Year Ended June 30,
	2011	2010	2009	2008	2007
Selected Operating Data:		(Dollars in thousands, except per share amounts)
Total interest income	$10,297	$9,169	$7,596	$7,004	$6,590
Total interest expense	3,186	3,458	3,838	3,968	3,448
Net interest income	7,111	5,711	3,758	3,036	3,142
Provision for loan losses	353	36	240	--	1
Net interest income after provision for loan losses	6,758	5,675	3,518	3,036	3,141
Total non-interest income	2,630	864	363	198	240
Total non-interest expense(1)	6,512	5,196	3,113	3,359	2,417
Income (loss) before income tax expense (benefit)	2,876	1,343	768	(125)	964
Income tax expense (benefit)	938	673	(253)	(43)	327
Net income (loss)	$1,938	$670	$515	$(82)	$637
Earnings (loss) per share of common stock:
Basic	$0.67	$0.21	$0.16	$(0.03)	$0.19
Diluted	$0.67	$0.21	$0.16	$(0.03)	$0.19

Selected Operating Ratios(2):
Average yield on interest-earning assets	5.22%	5.59%	5.21%	5.39%	5.69%

Average rate on interest-bearing liabilities	2.13	2.68	3.32	4.00	3.84

Average interest rate spread(3)	3.09	2.91	1.89	1.39	1.85

Net interest margin(3)	3.60	3.48	2.58	2.33	2.71
Average interest-earning assets to average interest-bearing liabilities	131.85	127.01	126.37	131.06	128.93
Net interest income after provision for loan losses to non-interest expense	103.78	109.22	113.01	90.38	129.95
Total non-interest expense to average assets	3.13	3.08	2.09	2.52	2.00
Efficiency ratio(4)	69.37	79.46	80.21	103.87	71.49
Return on average assets	0.93	0.40	0.35	(0.06)	0.53
Return on average equity	4.47	2.09	1.70	(0.25)	2.13
Average equity to average assets	20.86	18.98	20.35	24.83	24.82
Dividend payout ratio	26.37	43.73	57.86	--	52.90

(Footnotes on following page)

	As of or for the Year Ended June 30,
	2011	2010	2009	2008	2007
Selected Quality Ratios(5):
Non-performing loans as a percent of total loans receivable	0.09%	0.38%	0.72%	--%	0.46%
Non-performing assets as a percent of total assets	0.05	0.19	0.23	0.04	0.10
Allowance for loan losses as a percent of total loans receivable	0.67	0.52	0.98	0.82	0.92
Net charge-offs to average loans receivable	--	0.02	0.03	--	--
Allowance for loan losses as a percent of non-performing loans	738.60	135.83	133.52	--	202.59
Bank Capital Ratios(5):
Tangible capital ratio	18.18%	16.47%	18.93%	20.21%	22.79%
Core capital ratio	18.18	16.47	18.93	20.21	22.79
Total capital ratio	35.17	33.67	54.77	73.08	80.63
Other Data:
Full service offices	5	4	4	3	3
Employees (full-time)	41	39	22	17	17

_________________
(1)	Includes merger and stock issuance related expense of $133,000 and $883,000 for the years ended June 30, 2009 and 2008, respectively.

(2)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.

(3)
Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.

(4)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

(5)	Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our profitability depends primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, investment securities and interest-earning deposits in other institutions, and interest expense on interest-bearing deposits and borrowings from the Federal Home Loan Bank of Dallas. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. Our profitability also depends, to a lesser extent, on non-interest income, provision for loan losses, non-interest expenses and federal income taxes. Home Federal Bancorp, Inc. of Louisiana had net income of $1.9 million in fiscal 2011compared to net income of $670,000 in fiscal 2010.

Historically, our business consisted primarily of originating single-family real estate loans secured by property in our market area. Typically, single-family loans involve a lower degree of risk and carry a lower yield than commercial real estate, construction, commercial business and consumer loans. During fiscal 2009, we hired three commercial loan officers and began to offer commercial real estate loans, commercial business loans and real estate secured lines of credit which typically have higher rates and shorter terms than single-family loans. Although our loans continue to be primarily funded by certificates of deposit, which typically have a higher interest rate than passbook accounts, it is now our policy to require commercial customers to have a deposit relationship with us, which has increased our balance of NOW accounts in recent periods. The combination of these factors has resulted in higher interest rate spreads in fiscal 2011. Due to the low interest rate environment, we have sold substantially all of our fixed rate single-family residential loan originations in recent periods. We have also sold investment securities as available-for-sale to realize gains in the portfolio. Because of a decrease in our cost of funds and the volume increase of interest earning assets, our net interest margin increased during fiscal 2011 and our net interest income increased to $7.1 million for fiscal 2011 as compared to $5.7 million for fiscal 2010. We expect to continue to emphasize consumer and commercial lending in the future in order to improve the yield on our portfolio. In July, 2009, we began offering security brokerage and advisory services at our new agency office through Tipton Wealth Management. In the future, we expect to continue to diversify our services and may add an annuity product at our branch offices and brokered certificates of deposit also offered through Tipton Wealth Management.

Home Federal Bancorp’s operations and profitability are subject to changes in interest rates, applicable statutes and regulations and general economic conditions, as well as other factors beyond our control.

Business Strategy

Our business strategy is focused on operating a growing and profitable community-oriented financial institution. Our current business strategy includes:

•
Continuing to Grow and Diversify Our Loan Portfolio by, among other things, emphasizing our origination of commercial real estate and business loans.  Home Federal Bancorp’s traditional lending activity historically had been concentrated on the origination of single-family residential loans and, to a lesser degree, consumer loans. Beginning in 2009, we hired three senior commercial loan officers to develop a loan portfolio more consistent with that of a community bank. At June 30, 2011, our commercial real estate loans amounted to $32.8 million, or 25.9% of the total loan portfolio, compared to $15.4 million, or 16.4% at June 30, 2010. Our commercial business loans at June 30, 2011 amounted to $10.2 million or 8.1% of the total loan portfolio compared to $9.5 million, or 10.1% at June 30, 2010. Commercial real estate, commercial business, construction and development and consumer loans all typically have higher yields and are more interest sensitive than long-term single-family residential mortgage loans. We plan to continue to grow and diversify our loan portfolio, and we intend to continue to grow our holdings of commercial real estate and business loans.

•
Diversify Our Products and Services.  We intend to continue to emphasize increasing the amount of our commercial business products to provide a full-service banking relationship to our commercial customers. We have also introduced mobile and Internet banking and remote deposit capture, to better serve our commercial clients. Additionally, we have developed new deposit products focused on expanding our deposit base to new types of customers.

•
Managing Our Expenses.  In recent periods, we have incurred significant additional expenses related to personnel and infrastructure. While our total non-interest expense increased $1.3 million in fiscal 2011 compared to 2010, we expect such increases will moderate in the future.

•
Enhancing Core Earnings.  We expect to improve our interest rate spread by emphasizing commercial real estate and business loans which generally bear interest rates higher than residential real estate loans and selling most of our fixed rate residential mortgage loan originations. The weighted average yield on our loan portfolio for the year ended June 30, 2011 was 6.62% and average interest rate spread for the year ended June 30, 2011 was 3.09% as compared to 2.91% for the year ended June 30, 2010.

•
Expanding Our Franchise in our Market Area and Contiguous Communities.  We intend to pursue opportunities to expand our market area by opening additional de novo banking offices and possibly, through acquisitions of other financial institutions and banking related businesses (although we have no current plans, understandings or agreements with respect to any specific acquisitions). We expect to focus on contiguous areas to our current locations in Caddo and Bossier Parishes. Our first branch office in North Bossier opened in October 2010 and we may develop a site in South Bossier in the future.

•
Maintain Our Asset Quality.  At June 30, 2011, our non-performing assets totaled $114,000 or 0.05% of total assets. We had no real estate owned or troubled debt restructurings at June 30, 2011. We intend to continue to stress maintaining high asset quality even as we continue to grow our institution and diversity our loan portfolio.

•
Cross-Selling Products and Services and Emphasizing Local Decision.  We have promoted cross-selling products and services in our branch offices and emphasized our local decision making and streamlined loan approval process.

Critical Accounting Policies

In reviewing and understanding financial information for Home Federal Bancorp, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements. These policies are described in Note 1 of the notes to our consolidated financial statements included in Item 8 of this document. Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

Allowance for Loan Losses.  We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. The allowance for loan losses represents management’s estimate for probable losses that are inherent in our loan portfolio but which have not yet been realized as of the date of our consolidated balance sheet. It is established through a provision for loan losses charged to earnings. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will cover known and inherent losses in the loan portfolio, based on evaluations of the collectability of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impacted loans, value of collateral, estimated losses on our commercial and residential loan portfolios and general amounts for historical loss experience. All of these estimates may be susceptible to significant changes as more information becomes available.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. Historically, our estimates of the allowance for loan loss have not required significant adjustments from management’s initial estimates. In addition, the Office of the Comptroller of the Currency as an integral part of their examination processes, periodically reviews our allowance for loan losses. The Office of the Comptroller of the Currency may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

Income Taxes.  Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and gives current recognition to changes in tax rates and laws. Realizing our deferred tax assets principally depends upon our achieving projected future taxable income. We may change our judgments regarding future profitability due to future market conditions and other factors. We may adjust our deferred tax asset balances if our judgments change.

Changes in Financial Condition

Home Federal Bancorp’s total assets increased $48.2 million, or 26.0%, to $233.3 million at June 30, 2011 compared to $185.1 million at June 30, 2010. This increase was primarily due to an increase in loans receivable, net of $32.3 million, an increase in investment securities of $14.9 million, an increase of $5.6 million in cash surrender value of bank owned life insurance, an increase in premises and equipment of $888,000 and an increase in cash and cash equivalents of $762,000, compared to the prior year.  These increases were partially offset by a decrease in loans available-for-sale of $6.8 million.

Loans receivable, net increased $32.3 million, or 34.7%, from $93.1 million at June 30, 2010 to $125.4 million at June 30, 2011. The increase in loans receivable, net was attributable primarily to increases in commercial real estate of $17.3 million, land loans of $2.8 million, construction loans of $2.5 million and commercial business loans of $783,000, at June 30, 2011 compared to June 30, 2010. One-to-four family residential loans increased $9.3 million, and home equity and second mortgage loans decreased $1.4 million at June 30, 2011 compared to the prior year period. At June 30, 2011, the balance of purchased loans approximated $8.8 million, which consisted solely of one-to-four family residential loans, including $8.7 million of loans from the mortgage originator in Arkansas. We did not purchase any loans in fiscal 2010 or 2011.

As part of implementing our business strategy, in recent periods we diversified the loan products we offer and increased our efforts to originate higher yielding commercial real estate loans and lines of credit and commercial business loans. In February 2009, we hired three commercial loan officers and began offering commercial real estate loans and lines of credit and commercial business loans which were deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans. As of June 30, 2011, Home Federal Bank had $32.8 million of commercial real estate loans and $10.2 million of commercial business loans compared to $15.4 million of commercial real estate loans and $9.5 million of commercial business loans at June 30, 2010. Although commercial loans are generally considered to have greater credit risk than other certain types of loans, we attempt to mitigate such risk by originating such loans in our market area to known borrowers.

Securities available-for-sale increased $11.4 million, or 17.8%, from $63.7 million at June 30, 2010 to $75.0 million at June 30, 2011. This increase resulted primarily from new investment acquisitions of $36.9 million, partially offset by the sale of securities, normal principal paydowns, and by market value declines in the portfolio. During the past two years, there have been significant loan prepayments due to the heavy volume of loan refinancing. However, with interest rates at their cyclical lows, management is reluctant to invest in long-term, fixed rate mortgage loans for the portfolio and instead sold the majority of the long-term, fixed rate mortgage loan production. Prior to fiscal 2010, we attempted to strengthen our interest-rate risk position and favorably structure our balance sheet to take advantage of a rising rate environment by purchasing investment securities classified as available-for-sale.  New investment acquisitions during fiscal 2011 consisted of U.S. Government Agency Notes maturing within three years.

Cash and cash equivalents increased $762,000, or 8.6%, from $8.8 million at June 30, 2010 to $9.6 million at June 30, 2011. The net increase in cash and cash equivalents was attributable primarily to the growth in our deposits and sales and principal payments from our securities, offset by the funding of our loan growth and repayment of advances from the Federal Home Loan Bank.

Total liabilities increased $30.4 million, or 20.0%, from $151.8 million at June 30, 2010 to $182.1 million at June 30, 2011 due primarily to an increase of $35.9 million, or 30.5%, in our deposits, offset by a decrease in advances from the Federal Home Loan Bank of $4.6 million, or 14.7%. The increase in deposits was attributable primarily to increases in our NOW Accounts, money market accounts and certificates of deposit. Money market accounts increased $10.8 million as the result of an expansion of commercial deposit accounts. Certificates of deposit increased $11.8 million, or 15.9%, from $73.9 million at June 30, 2010 to $85.7 million at June 30, 2011. NOW accounts increased $6.3 million from $8.2 million at June 30, 2010 to $14.5 million at June 30, 2011 and non-interest bearing deposit accounts increased $4.9 million from $9.9 million at June 30, 2010 to $14.8 million at June 30, 2011.

Stockholders’ equity increased $17.8 million, or 53.4%, to $51.2 million at June 30, 2011 from $33.4 million at June 30, 2010, due primarily to net proceeds from common stock issuance of $16.9 million from our second step conversion offering completed on December 22, 2010, net income of $1.9 million for the year ended June 30, 2011, and the vesting of restricted stock awards, stock options and release of employee stock ownership plan shares totaling $233,000. These increases were partially offset by decrease in the Company’s accumulated other comprehensive income of $670,000, dividends paid of $511,000 and treasury stock acquisitions of $46,000 during the year ended June 30, 2011. The change in accumulated other comprehensive income was primarily due to the change in net unrealized loss on securities available for sale due to recent declines in interest rates. The net unrealized loss on securities available-for-sale is affected by interest rate fluctuations. Generally, an increase in interest rates will have an adverse impact while a decrease in interest rates will have a positive impact.

Average Balances, Net Interest Income, Yields Earned and Rates Paid.  The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.
		June 30,
	Yield/	2011			2010
	Rate			Average			Average
	at June 30,	Average		Yield/	Average		Yield/
	2011	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	2.91%	$67,024	$2,627	3.92%	$78,880	$3,942	5.00%
Loans receivable	5.65	115,505	7,647	6.62	77,879	5,218	6.70
Interest-earning deposits	0.19	14,793	23	0.16	7,163	9	0.13
Total interest-earning assets	4.46%	197,322	10,297	5.22%	163,922	9,169	5.59%
Non-interest-earning assets		10,444			4,787
Total assets		$207,766			$168,709
Interest-bearing liabilities:
Savings accounts	0.52%	6,125	25	0.41%	5,588	23	0.41%
NOW accounts	0.84	10,384	65	0.63	5,583	22	0.39
Money market accounts	0.96	27,542	260	0.94	14,377	183	1.27
Certificate accounts	2.34	78,971	1,929	2.44	67,981	2,010	2.96
Total deposits	1.78	123,022	2,279	1.85	93,529	2,238	2.39
FHLB advances	2.85	26,630	907	3.41	35,529	1,219	3.43
Total interest-bearing liabilities	1.95%	149,652	3,186	2.13%	129,058	3,457	2.68%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts		12,302			5,940
Other liabilities		2,473			1,696
Total liabilities		164,427			136,694
Total Stockholders’ Equity(1)		43,339			32,015

Total liabilities and equity		$207,766			$168,709

Net interest-earning assets		$47,670			$34,864

Net interest income; average interest rate spread(2)			$7,111	3.09%		$5,712	2.91%

Net interest margin(3)				3.60%			3.48%

Average interest-earning assets to average interest-bearing liabilities				131.85%			127.01%

__________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Rate/Volume Analysis.  The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected Home Federal Bancorp’s interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by current year volume), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	2011 vs. 2010			2010 vs. 2009
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest income:		(In thousands)
Investment securities	$(723)	$(593)	$(1,316)	$39	$(1,427)	$(1,388)
Loans receivable, net	(92)	2,521	2,429	(126)	3,103	2,977
Interest-earning deposits	5	10	15	(23)	7	(16)

Total interest-earning assets	(810)	1,938	1,128	(110)	1,683	1,573

Interest expense:
Savings accounts	--	2	2	(3)	(1)	(4)
NOW accounts	22	21	43	(9)	10	1
Money market accounts	(90)	167	77	55	90	145
Certificate accounts	(406)	325	(81)	(605)	239	(366)

Total deposits	(474)	515	41	(562)	338	(224)
FHLB advances	(8)	(305)	(313)	(145)	(12)	(157)
Total interest-bearing liabilities	(482)	210	(272)	(707)	326	(381)

Increase (Decrease) in net interest income	$(328)	$1,728	$1,400	$597	$1,357	$1,954

Comparison of Operating Results for the Years Ended June 30, 2011and 2010

General.  Net income amounted to $1.9 million for the year ended June 30, 2011, reflecting an increase of $1.3 million compared to net income of $670,000 for the year ended June 30, 2010. This increase was due to an increase of $1.8 million in non-interest income and a $1.1 million increase in net interest income after provision for loan losses, offset by an increase of $1.3 million in non-interest expense, an increase of $265,000 in the provision for income taxes.

Net Interest Income.  Net interest income amounted to $7.1 million for fiscal year 2011, an increase of $1.4 million, or 24.5%, compared to $5.7 million for fiscal year 2010. The increase was due primarily to an increase of $1.1 million in total interest income, and a $272,000 decrease in interest expense.

The average interest rate spread increased from 2.91% for fiscal 2010 to 3.09% for fiscal 2011 while the average balance of net interest-earning assets increased from $34.9 million to $47.7 million during the same periods. The percentage of average interest-earning assets to average interest-bearing liabilities increased to 131.85% for fiscal 2011 compared to 127.01% for fiscal 2010. The increase in the average interest rate spread reflects the decline in interest rates paid on interest bearing liabilities. Home Federal Bancorp’s average cost of funds decreased 59 basis points in fiscal 2011 compared to fiscal 2010. Lower certificate of deposit interest rates in our market area led us to decrease the average rates paid on certificates of deposit 55 basis points in fiscal 2011 compared to fiscal 2010. Net interest margin increased to 3.60% in fiscal 2011 compared to 3.48% for fiscal 2010.

Interest income increased $1.1 million, or 12.3%, to $10.3 million for fiscal 2011 compared to $9.2 million for fiscal 2010. Such increase was primarily due to an increase in the average balance of loans receivable.  A decrease in average yields on interest earning assets primarily resulted from the decrease in the average balance of investment securities due to security sales and normal principal payments and the purchase of low yielding short term U.S. Government agency securities. The increase in the average balance of loans receivable was primarily due to new loans originated by our new commercial lending activities.  The average yield of the loan portfolio decreased 8 basis points during fiscal 2011.

Interest expense decreased $272,000, or 7.9%, to $3.2 million for fiscal 2011 compared to fiscal 2010 primarily as a result of decreases in the average rates paid on interest-bearing liabilities, partially offset by increases in the average balance of interest-bearing deposits.

Provision for Loan Losses.  The allowance for loan losses is established through a provision for loan losses charged to earnings as losses are estimated to have occurred in our loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral and prevailing economic conditions. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information or events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. When a loan is impaired, the measurement of such impairment is based upon the fair value of the collateral of the loan. If the fair value of the collateral is less than the recorded investment in the loan, we will recognize the impairment by creating a valuation allowance with a corresponding charge against earnings.

An allowance is also established for uncollectible interest on loans classified as substandard. Substandard loans are those loans which are in excess of ninety days delinquent. The allowance is established by a charge to interest income equal to all interest previously accrued and income is subsequently recognized only to the extent that cash payments are received. When, in management’s judgment, the borrower’s ability to make interest and principal payments is back to normal, the loan is returned to accrual status.

A provision of $353,000 was made to the allowance during fiscal 2011, primarily in response to our increase in commercial lending during this period compared to a provision of $36,000 in fiscal 2010. We held two residential mortgage loans at June 30, 2011 classified as substandard compared to two also at June 30, 2010.

Non-Interest Income.  Non-interest income amounted to $2.6 million for the year ended June 30, 2011, an increase of $1.8 million, or 204.4%, compared to non-interest income of $864,000 for the year ended June 30, 2010. The increase was primarily due to a $1.2 million increase in gain on sale loans, a $352,000 increase in other non-interest income and the reduction of an impairment charge on investment securities of $627,000, partially offset by a decrease of $394,000 in gain on sale of investments.

Non-Interest Expense.  Non-interest expense increased $1.3 million, or 25.3%, in fiscal 2011, largely due to increases in compensation and benefits of $685,000, data processing expense of $121,000, occupancy expenses of $144,000 and advertising expenses of $120,000. The increase in compensation and benefits expense was primarily attributable to the hiring of new loan officers, additional personnel and operating costs associated with our new and expanding commercial loan activities. Non-interest expense also increased as a result of increases in deposit insurance premiums, examination fees, bankshares tax, and other general overhead expenses, including printing and office supplies expense.

Provision for Income Tax Expense.  The provision for income taxes amounted to $938,000 and $673,000 for the fiscal years ended June 30, 2011 and 2010, respectively. Our effective tax rate was 32.6% for fiscal 2011 and 50.11% for fiscal 2010. The effective tax rate for fiscal 2011 was above the maximum 34% corporation tax rate because no future deferred tax benefit on investment losses could be recognized.

Exposure to Changes in Interest Rates

Our ability to maintain net interest income depends upon our ability to earn a higher yield on interest-earning assets than the rates we pay on deposits and borrowings. Our interest-earning assets consist primarily of securities available-for-sale and long-term residential and commercial mortgage loans which have fixed rates of interest. Consequently, our ability to maintain a positive spread between the interest earned on assets and the interest paid on deposits and borrowings can be adversely affected when market rates of interest rise.

Although long-term, fixed-rate mortgage loans made up a significant portion of our interest-earning assets at June 30, 2011, we sold a substantial amount of our loans we originated for sale and maintained a significant portfolio of securities available-for-sale during the past few years in order to better position Home Federal Bancorp for a rising rate environment in the long-term. At June 30, 2011 and 2010, securities available-for-sale amounted to $75.0 million and $63.7 million, respectively, or 32.2% and 34.4%, respectively, of total assets at such dates. In the third fiscal quarter, we changed our interest rate risk management model which included the laddering of approximately $36.0 million in investment securities with the earliest maturity of 45 days and longest maturity of 24 months. In August 2011, after the Federal Open Market Committee announced that it anticipated economic conditions, including low rates of resource utilization and a subdued outlook for inflation over the medium term, are likely to warrant exceptionally low levels for the federal funds rate at least through mid-2013, we discontinued our laddering strategy and invested in long-term, higher yielding mortgage backed securities with a structured adjustable rate note.

Quantitative Analysis.  The Office of the Comptroller of the Currency provides a quarterly report on the potential impact of interest rate changes upon the market value of portfolio equity. Management reviews the quarterly reports from the Office of the Comptroller of the Currency which show the impact of changing interest rates on net portfolio value. Net portfolio value is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts.

Net Portfolio Value.  Our interest rate sensitivity is monitored by management through the use of a model which internally generates estimates of the change in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of June 30, 2011:

Change in Interest Rates in	Net Portfolio Value			NPV as % of Portfolio Value of Assets
Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
300	$39,894	$(7,940)	(16.60)%	18.03%	(2.36)%
200	42,999	(4,835)	(10.11)	19.03	(1.36)
100	45,710	(2,124)	(4.44)	19.83	(0.56)
Static	47,833	--	--	20.39	--
(50)	48,363	529	1.11	20.48	0.09
(100)	49,000	1,166	2.44	20.63	0.24

Qualitative Analysis.  Our ability to maintain a positive “spread” between the interest earned on assets and the interest paid on deposits and borrowings is affected by changes in interest rates. Our fixed-rate loans generally are profitable if interest rates are stable or declining since these loans have yields that exceed our cost of funds. If interest rates increase, however, we would have to pay more on our deposits and new borrowings, which would adversely affect our interest rate spread. In order to counter the potential effects of dramatic increases in market rates of interest, we have underwritten our mortgage loans to allow for their sale in the secondary market. Total loan originations amounted to $194.0 million for fiscal 2011 and $168.7 million for fiscal 2010, while loans sold amounted to $116.5 million and $71.6 million during the same respective periods. More significantly, we have invested excess funds from loan payments and prepayments and loan sales in investment securities classified as available-for-sale. As a result, Home Federal Bancorp is not as susceptible to rising interest rates as it would be if its interest-earning assets were primarily comprised of long-term fixed rate mortgage loans. With respect to its floating or adjustable rate loans, Home Federal Bancorp writes interest rate floors and caps into such loan documents. Interest rate floors limit our interest rate risk by limiting potential decreases in the interest yield on an adjustable rate loan to a certain level. As a result, we receive a minimum yield even if rates decline farther and the interest rate on the particular loan would otherwise adjust to a lower amount. Conversely, interest rate ceilings limit the amount by which the yield on an adjustable rate loan may increase to no more than six percentage points over the rate at the time of origination. Finally, we intend to place a greater emphasis on shorter-term consumer loans and commercial business loans in the future.

Liquidity and Capital Resources

Home Federal Bancorp maintains levels of liquid assets deemed adequate by management. Our liquidity ratio averaged 45.39% for the quarter ended June 30, 2011. We adjust our liquidity levels to fund deposit outflows, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Our deposit accounts with the Federal Home Loan Bank of Dallas amounted to $1.3 million and $2.8 million at June 30, 2011 and 2010, respectively.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents. Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts. If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Dallas which provide an additional source of funds. At June 30, 2011, we had $26.9 million in advances from the Federal Home Loan Bank of Dallas and had $92.0 million in additional borrowing capacity.  Additionally, at June 30, 2011, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $10.9 million. There were no amounts purchased under this agreement as of June 30, 2011.

At June 30, 2011, the Company had outstanding loan commitments of $18.9 million to originate loans. At June 30, 2011, certificates of deposit scheduled to mature in less than one year, totaled $39.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal, in a rising interest rate environment. We intend to utilize our high levels of liquidity to fund our lending activities. If additional funds are required to fund lending activities, we intend to sell our securities classified as available-for-sale as needed.

Home Federal Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At June 30, 2011, Home Federal Bank exceeded each of its capital requirements with ratios of 18.18%, 18.18% and 35.17%, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules, and have not had any such arrangements during the two years ended June 30, 2011. See Notes 8 and 14 to the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Impact of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein regarding Home Federal Bancorp have been prepared in accordance with accounting principles generally accepted in the United States of America which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on Home Federal Bancorp’s performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     Not applicable.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Home Federal Bancorp, Inc.
of Louisiana and Subsidiary
Shreveport, Louisiana

We have audited the accompanying consolidated balance sheets of Home Federal Bancorp, Inc. of Louisiana (the Company) and its wholly-owned subsidiary Home Federal Bank (the Bank) as of June 30, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home Federal Bancorp, Inc. of Louisiana and Subsidiary, as of June 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ LaPorte, Sehrt, Romig and Hand
A Professional Accounting Corporation

Metairie, Louisiana
September 9, 2011

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Balance Sheets
June 30, 2011 and 2010
	2011	2010
Assets	(In Thousands)
Cash and Cash Equivalents (Includes Interest-Bearing
Deposits with Other Banks of $6,422 and
$4,698 for 2011 and 2010, Respectively)	$9,599	$8,837
Securities Available-for-Sale	75,039	63,688
Securities Held-to-Maturity	5,725	2,138
Loans Held-for-Sale	6,653	13,403
Loans Receivable, Net	125,371	93,056
Accrued Interest Receivable	801	560
Premises and Equipment, Net	3,937	3,049
Bank Owned Life Insurance	5,639	-
Other Assets	556	414

Total Assets	$233,320	$185,145
Liabilities and Stockholders' Equity

Liabilities
Deposits	$153,616	$117,722
Advances from Borrowers for Taxes and Insurance	235	205
Advances from Federal Home Loan Bank of Dallas	26,891	31,507
Other Accrued Expenses and Liabilities	960	1,425
Deferred Tax Liability	435	921

Total Liabilities	182,137	151,780

Stockholders' Equity
Preferred Stock - $.01 Par Value; 10,000,000 Shares Authorized;
None Issued and Outstanding
Common Stock - $.01 Par Value; 40,000,000 Shares Authorized;
3,045,829 Shares Issued; 3,045,829 Shares Outstanding at
June 30, 2011 and 3,348,237 Shares Outstanding at June 30, 2010	32	14
Additional Paid-In Capital	30,880	13,655
Treasury Stock, at Cost - None at June 30, 2011
and 210,721 Shares at June 30, 2010	-	(2,094)
Unearned ESOP Stock	(1,907)	(826)
Unearned RRP Trust Stock	(29)	(145)
Retained Earnings	20,781	20,665
Accumulated Other Comprehensive Income	1,426	2,096

Total Stockholders' Equity	51,183	33,365

Total Liabilities and Stockholders' Equity	$233,320	$185,145

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Operations
For the Years Ended June 30, 2011 and 2010
	2011	2010
(In Thousands, Except Per Share Data)
Interest Income
Loans, Including Fees	$7,647	$5,218
Mortgage-Backed Securities	2,474	3,874
Investment Securities	153	69
Other Interest-Earning Assets	23	8
Total Interest Income	10,297	9,169
Interest Expense
Deposits	2,279	2,238
Federal Home Loan Bank Borrowings	907	1,220
Total Interest Expense	3,186	3,458
Net Interest Income	7,111	5,711
Provision for Loan Losses	353	36
Net Interest Income after
Provision for Loan Losses	6,758	5,675
Non-Interest Income
Gain on Sale of Loans	1,795	644
Gain on Sale of Securities	402	796
Loss on Sale of Real Estate	-	(4)
Income on Bank Owned Life Insurance	26	-
Impairment Charge on Securities	-	(627)
Other Income	407	55
Total Non-Interest Income	2,630	864
Non-Interest Expense
Compensation and Benefits	4,068	3,383
Occupancy and Equipment	550	406
Franchise and Bank Shares Tax	248	150
Advertising	256	136
Data Processing	233	112
Audit and Examination Fees	223	174
Legal Fees	165	203
Loan and Collection Expense	133	68
Other Expenses	636	564
Total Non-Interest Expense	6,512	5,196
Income Before Income Taxes	2,876	1,343
Provision for Income Tax Expense	938	673
Net Income	$1,938	$670
Earnings Per Share
Basic	$0.67	$0.21
Diluted	$0.67	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
For the Years Ended June 30, 2011 and 2010

2011	2010
(In Thousands)

Net Income	$1,938	$670

Other Comprehensive (Loss) Income, Net of Tax
Unrealized Holding (Loss) Gain Arising During the Period	(396)	1,968
Reclassification Adjustment for Gain Included in Net Income	(274)	(311)

Total Other Comprehensive (Loss) Income	(670)	1,657

Total Comprehensive Income	$1,268	$2,327

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended June 30, 2011 and 2010
					Accumulated
		Additional	Unearned		Other	Unearned		Total
	Common	Paid-In	ESOP	Retained	Comprehensive	RRP Trust	Treasury	Stockholders'
	Stock	Capital	Stock	Earnings	Income (Loss)	Stock	Stock	Equity
			(In Thousands)
Balance - June 30, 2009	$ 14	$ 13,608	$ (883)	$ 20,288	$ 439	$ (269)	$ (1,887)	$ 31,310
ESOP Compensation Earned	-	(10)	57	-	-	-	-	47
Distribution of RRP Trust Stock	-	-	-	-	-	124	-	124
Dividends Paid	-	-	-	(293)	-	-	-	(293)
Stock Options Vested	-	57	-	-	-	-	-	57
Acquisition of Treasury Stock	-	-	-	-	-	-	(207)	(207)
Net Income	-	-	-	670	-	-	-	670
Other Comprehensive Income, Net
of Applicable Deferred Income Taxes	-	-	-	-	1,657	-	-	1,657
Balance - June 30, 2010	$ 14	$ 13,655	$ (826)	$ 20,665	$ 2,096	$ (145)	$ (2,094)	$ 33,365
ESOP Compensation Earned	-	15	86	-	-	-	-	101
Common Stock Issuance	20	18,020	(1,167)	-	-	-	-	16,873
Distribution of RRP Trust Stock	-	-	-	-	-	116	-	116
Dividends Paid	-	-	-	(511)	-	-	-	(511)
Stock Options Vested	-	17	-	-	-	-	-	17
Acquisition of Treasury Stock	-	-	-	-	-	-	(46)	(46)
Retirement of Treasury Stock	(2)	(827)	-	(1,311)	-	-	2,140	-
Net Income	-	-	-	1,938	-	-	-	1,938
Other Comprehensive Loss, Net
of Applicable Deferred Income Taxes	-	-	-	-	(670)	-	-	(670)
Balance - June 30, 2011	$ 32	$ 30,880	$ (1,907)	$ 20,781	$ 1,426	$ (29)	$ -	$ 51,183

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Years Ended June 30, 2011 and 2010
	2011	2010
	(In Thousands)
Cash Flows from Operating Activities
Net Income	$1,938	$670
Adjustments to Reconcile Net Income to Net
Cash Provided by (Used in) Operating Activities
Gain on Sale of Loans	(1,795)	(644)
Loss on Sale of Real Estate	-	4
Net Amortization and Accretion on Securities	(16)	(302)
Amortization of Deferred Loan Fees	(101)	(275)
Provision for Loan Losses	353	36
Depreciation of Premises and Equipment	186	126
Gain on Sale of Securities	(402)	(796)
ESOP Compensation Expense	101	47
Deferred Income Tax Benefit	(140)	(27)
Stock Option Expense	17	57
Recognition and Retention Plan Expense	19	118
Impairment Charge on Investments	-	627
Increase in Cash Surrender Value of Bank Owned Life Insurance	(26)	-
Changes in Assets and Liabilities:
Origination and Purchase of Loans Held-for-Sale	(109,753)	(83,679)
Sale and Principal Repayments on Loans Held-for-Sale	118,297	72,198
Accrued Interest Receivable	(241)	(17)
Other Operating Assets	(142)	(249)
Other Operating Liabilities	(367)	348
Net Cash Provided by (Used in) Operating Activities	7,928	(11,758)
Cash Flows from Investing Activities
Loan Originations and Principal Collections, Net	(32,677)	(46,275)
Proceeds from Sale of Real Estate	-	174
Deferred Loan Fees Collected	111	419
Acquisition of Premises and Equipment	(1,075)	(2,371)
Investment in Bank Owned Life Insurance	(5,612)	-
Activity in Available-for-Sale Securities:
Proceeds from Sales of Securities	10,752	17,466
Principal Payments on Mortgage-Backed Securities	14,229	14,474
Purchases	(36,932)	-
Activity in Held-to-Maturity Securities:
Redemption or Maturity Proceeds	558	-
Principal Payments on Mortgage-Backed Securities	113	81
Purchases	(4,257)	(34)
Net Cash Used in Investing Activities	(54,790)	(16,066)

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Cash Flows (Continued)
For the Years Ended June 30, 2011 and 2010

	2011	2010
	(In Thousands)
Cash Flows from Financing Activities
Net Increase in Deposits	35,894	31,576
Proceeds from Advances from Federal Home Loan Bank	5,000	21,000
Repayment of Advances from Federal Home Loan Bank	(9,616)	(25,490)
Dividends Paid	(511)	(293)
Acquisition of Treasury Stock	(46)	(207)
Net Increase Decrease in Advances from Borrowers for
Taxes and Insurance	30	68
Proceeds from Stock Issuance, Net	18,040	-
Acquisition of Stock for Benefit Plans	(1,167)	-

Net Cash Provided by Financing Activities	47,624	26,654

Net Increase (Decrease) in Cash and Cash Equivalents	762	(1,170)

Cash and Cash Equivalents, Beginning of Year	8,837	10,007

Cash and Cash Equivalents, End of Year	$9,599	$8,837

Supplemental Disclosure of Cash Flow Information
Interest Paid on Deposits and Borrowed Funds	$3,212	$3,501
Income Taxes Paid	1,091	614
Market Value Adjustment for (Loss) Gain on Securities
Available-for-Sale	(1,016)	2,511

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1.            Summary of Significant Accounting Policies

Nature of Operations

On January 18, 2005, Home Federal Bank (the Bank), formerly known as Home Federal Savings and Loan Association of Shreveport, completed its reorganization to the mutual holding company form of organization and formed Home Federal Bancorp, Inc. of Louisiana, a federally chartered corporation (the Mid-Tier Company) to serve as the stock holding company for the Bank.  In connection with the reorganization, the Mid-Tier Company sold 1,423,583 shares of its common stock in a subscription and community offering at a price of $10.00 per share.  The Mid-Tier Company also issued 60% of its outstanding common stock in the reorganization to Home Federal Mutual Holding Company of Louisiana, or 2,135,375 shares.

On December 22, 2010, Home Federal Mutual Holding Company completed its second step conversion from the mutual holding company form of organization to the fully public stock holding company structure pursuant to a Plan of Conversion and Reorganization.  Upon completion of the conversion, Home Federal Bancorp, Inc. of Louisiana, a newly formed Louisiana chartered corporation (the Company), became the holding company for Home Federal Bank, and Home Federal Mutual Holding Company of Louisiana and the Mid-Tier Company ceased to exist.  As part of the conversion, all outstanding shares of the Mid-Tier Company common stock (other than those owned by Home Federal Mutual Holding Company) were converted into the right to receive 0.9110 of a share of the newly formed Home Federal Bancorp, Inc. of Louisiana common stock resulting in approximately 1,100,609 shares issued in the exchange and cash in lieu of fractional shares.  In addition, a total of 1,945,220 shares of common stock, par value $0.01 per share, of Home Federal Bancorp, Inc. of Louisiana were sold in subscription, community and syndicated community offerings to certain depositors and borrowers of the Bank, the Bank’s Employee Stock Ownership Plan, and other investors for $10.00 per share, or $19.5 million in aggregate.  Treasury stock held was cancelled in the conversion.  The net proceeds of the offering were approximately $18.0 million, after offering expenses.

The Bank is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency (the OCC).  The Bank provides financial services to individuals, corporate entities and other organizations through the origination of loans and the acceptance of deposits in the form of passbook savings, certificates of deposit, and demand deposit accounts.  Services are provided by four branch offices, three of which are located in Shreveport, Louisiana and one in Bossier City, Louisiana, and one agency office located in Shreveport, Louisiana.

The Bank is subject to competition from other financial institutions, and is also subject to the regulations of certain Federal and State agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Home Federal Bank.  All significant intercompany balances and transactions have been eliminated.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses and deferred taxes.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1.           Summary of Significant Accounting Policies (Continued)

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are provided to customers of the Bank by four branch offices, three of which are located in the city of Shreveport, Louisiana and one in Bossier City, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana.

Cash and Cash Equivalents
For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, balances due from banks, and federal funds sold, all of which mature within ninety days.

At June 30, 2011 and 2010, cash and cash equivalents consisted of the following:

	2011	2010
	(In Thousands)
Cash on Hand	$717	$320
Demand Deposits at Other Institutions	3,785	6,625
Federal Funds Sold	5,097	1,892
Total	$9,599	$8,837

Securities

Securities are being accounted for in accordance with FASB Accounting Standards Codification (“ASC”) 320, Investments - Debt and Equity Securities. ASC 320 requires the classification of securities into one of three categories: Trading, Available-for-Sale, or Held-to-Maturity.  Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates this classification periodically.

Investments in non-marketable equity securities and debt securities, in which the Company has the positive intent and ability to hold to maturity, are classified as held-to-maturity and carried at cost, adjusted for amortization of the related premiums and accretion of discounts, using the interest method.  Investments in debt securities that are not classified as held-to-maturity and marketable equity securities that have readily determinable fair values are classified as either trading or available-for-sale securities.

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

The Company held no trading securities as of June 30, 2011 or 2010.

Purchase premiums and discounts are recognized in interest income using the interest method over the term of the securities.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1.          Summary of Significant Accounting Policies (Continued)

Loans Held-for-Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans

Loans receivable are stated at unpaid principal balances, less allowances for loan losses and unamortized deferred loan fees.  Net non-refundable fees (loan origination fees, commitment fees, discount points) and costs associated with lending activities are being deferred and subsequently amortized into income as an adjustment of yield on the related interest earning assets using the interest method.  Interest income on contractual loans receivable is recognized on the accrual method.  Unearned discounts are deferred and amortized on the interest method over the life of the loan.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral and prevailing economic conditions.  The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information or events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  When a loan is impaired, the measurement of such impairment is based upon the fair value of the collateral of the loan.  If the fair value of the collateral is less than the recorded investment in the loan, the Bank will recognize the impairment by creating a valuation allowance with a corresponding charge against earnings.

An allowance is also established for uncollectible interest on loans classified as substandard. Substandard loans are those which are in excess of ninety days delinquent.  The allowance is established by a charge to interest income equal to all interest previously accrued and income is subsequently recognized only to the extent that cash payments are received.  When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is back to normal, the loan is returned to accrual status.

It should be understood that estimates of future loan losses involve an exercise of judgment.  While it is possible that in particular periods the Company may sustain losses, which are substantial relative to the allowance for loan losses, it is the judgment of management that the allowance for loan losses reflected in the accompanying statements of condition is adequate to absorb known and inherent losses in the existing loan portfolio both probable and reasonable to estimate.

Off-Balance Sheet Credit Related Financial Instruments
In the ordinary course of business, the Bank has entered into commitments to extend credit. Such financial instruments are recorded when they are funded.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies (Continued)

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held-for-sale and are carried at the lower of cost or current fair value minus estimated cost to sell as of the date of foreclosure.  Cost is defined as the lower of the fair value of the property or the recorded investment in the loan.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.

Premises and Equipment

Land is carried at cost.  Buildings and equipment are carried at cost less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets.  Estimated useful lives are as follows:

Buildings and Improvements 10 - 40 Years
Furniture and Equipment 3 - 10 Years

Bank-Owned Life Insurance
The Company  has purchased life insurance contracts on the lives of certain key employees.  The Bank is the beneficiary of these policies.  These contracts are reported at their cash surrender value and changes in the cash surrender value are included in other non-interest income.

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

The Company follows the provisions of the Income Taxes Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740.  ASC 740, prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest, penalties and disclosures required.  The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

While the Bank is exempt from Louisiana income tax, it is subject to the Louisiana Ad Valorem Tax, commonly referred to as the Louisiana Shares Tax, which is based on stockholders’ equity and net income.

Earnings per Share
Earnings per share are computed based upon the weighted average number of common shares outstanding during the year.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies (Continued)

Non-Direct Response Advertising

The Company expenses all advertising costs, except for direct-response advertising, as incurred.  Non-direct response advertising costs were $256,000 and $136,000 for the years ended June 30, 2011 and 2010, respectively.

In the event the Company incurs expense for material direct-response advertising, it will be amortized over the estimated benefit period.  Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits.  For the years ended June 30, 2011 and 2010, the Company did not incur any amount of direct-response advertising.

Stock-Based Compensation

GAAP requires all share-based payments to employees, including grants of employee stock options and recognition and retention share awards, to be recognized as expense in the statement of operations based on their fair values.  The amount of compensation is measured at the fair value of the options or recognition and retention share awards when granted, and this cost is expensed over the required service period, which is normally the vesting period of the options or recognition and retention awards.  This guidance applies to awards granted or modified after January 1, 2006, or any unvested awards outstanding prior to that date.

Reclassification
Certain financial statement balances included in the prior year financial statements have been reclassified to conform to the current year presentation.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the Consolidated Balance Sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

	2011	2010
	(In Thousands)
Unrealized Holding (Loss) Gain on
Available-for-Sale Securities	$(600)	$2,982
Reclassification Adjustment for Gain
Realized in Income	(416)	(471)

Net Unrealized (Loss) Gain	(1,016)	2,511
Tax Effect	346	(854)

Net-of-Tax Amount	$(670)	$1,657

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies (Continued)

Comprehensive Income (Continued)
The components of accumulated other comprehensive income, included in Stockholders’ Equity, are as follows:

	2011	2010
	(In Thousands)
Net Unrealized Gain on Securities
Available-for-Sale	$2,161	$3,176
Tax Effect	(735)	(1,080)

Net-of-Tax Amount	$1,426	$2,096

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.  This ASU amended ASC 820, Fair Value Measurements and Disclosures, to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards.  Additional disclosure requirements in the update include, among other things, the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy.  The amendments in ASU 2011-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this guidance is not expected to have an effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  Under this guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements.  This guidance is effective for fiscal years beginning after December 15, 2011 and interim and annual periods thereafter.  Early adoption is permitted, but full retrospective application is required.  This guidance will not result in a change in the presentation of comprehensive income in the Company’s consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2.            Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed
Certificates	$1,904	$103	$-	$2,007
FNMA Mortgage-Backed
Certificates	32,806	1,832	-	34,638
GNMA Mortgage-Backed
Certificates	104	1	-	105
Government Agency Notes	36,774	207	-	36,981
Total Debt Securities	71,588	2,143	-	73,731
Equity Securities
176,612 Shares, AMF ARM Fund	1,291	17	-	1,308
Total Securities Available-for-Sale	$72,879	$2,160	$-	$75,039

Securities Held-to-Maturity
		(In Thousands)
Debt Securities
GNMA Mortgage-Backed
Certificates	$145	$22	$-	$167
FNMA Mortgage-Backed
Certificates	3,988	2	112	3,878
FHLMC Mortgage-Backed
Certificates	22	1	-	23
Total Debt Securities	4,155	25	112	4,068
Equity Securities (Non-Marketable)
13,195 Shares - Federal Home
Loan Bank	1,320	-	-	1,320
630 Shares - First National Bankers
Bankshares, Inc.	250	-	-	250
Total Equity Securities	1,570	-	-	1,570
Total Securities Held-to-Maturity	$5,725	$25	$112	$5,638

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2.            Securities (Continued)

June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
(In Thousands)
Debt Securities
FHLMC Mortgage-Backed
Certificates	$3,031	$175	$-	$3,206
FNMA Mortgage-Backed
Certificates	55,828	2,980	-	58,808
GNMA Mortgage-Backed
Certificates	115	1	1	115

Total Debt Securities	58,974	3,156	1	62,129

Equity Securities
210,350 Shares, AMF ARM Fund	1,538	21	-	1,559

Total Securities Available-for-Sale	$60,512	$3,177	$1	$63,688

Securities Held-to-Maturity
(In Thousands)
Debt Securities
GNMA Mortgage-Backed
Certificates	$196	$22	$-	$218
FNMA Mortgage-Backed
Certificates	75	2	-	77
FHLMC Mortgage-Backed
Certificates	27	1	-	28

Total Debt Securities	298	25	-	323

Equity Securities (Non-Marketable)
18,402 Shares - Federal Home
Loan Bank	1,840	-	-	1,840

Total Securities Held-to-Maturity	$2,138	$25	$-	$2,163

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2.           Securities (Continued)

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2011, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In Thousands)
Within One Year or Less	$-	$-	$-	$-
One through Five Years	36,775	36,982	22	23
After Five through Ten Years	609	622	116	127
Over Ten Years	34,204	36,127	4,017	3,918

Total	$71,588	$73,731	$4,155	$4,068

For the years ended June 30, 2011 and 2010, proceeds from the sale of securities available-for-sale amounted to $10.8 million and $17.5 million, respectively.  Gross realized gains amounted to $402,000 and $796,000, respectively.

Information pertaining to securities with gross unrealized losses at June 30, 2011 and 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

June 30, 2011
Less Than Twelve Months	Over Twelve Months

	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
Securities Held-To-Maturity	Losses	Value	Losses	Value
(In Thousands)
Debt Securities
Mortgage-Backed Securities	$112	$3,816	$-	$-
Marketable Equity Securities	-	-	-	-
Total Securities Held-to-Maturity	$112	$3,816	$-	$-

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2.            Securities (Continued)

June 30, 2010
Less Than Twelve Months	Over Twelve Months

	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
Securities Available-for-Sale	Losses	Value	Losses	Value
(In Thousands)
Debt Securities
Mortgage-Backed Securities	$-	$-	$1	$89
Marketable Equity
Securities	-	-	-	-

Total Securities
Available-for-Sale	$-	$-	$1	$89

The Company’s investment in equity securities classified as available-for-sale consists of shares of an adjustable rate mortgage loan mutual fund.  During the year ended June 30, 2010, the Company made a determination that the impairment of this investment was other-than-temporary based upon conditions which indicated that a significant recovery in fair value of this investment would not occur.  Accordingly, the Company recognized an impairment charge against earnings in the amount of $627,000 during the year ended June 30, 2010.

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate changes.  The contractual cash flows of these investments are guaranteed by agencies of the U.S. government.  Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2011.

At June 30, 2011, securities with a carrying value of $3.2 million were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $54.6 million were pledged to secure FHLB advances.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 3.	Loans Receivable

Loans receivable at June 30, 2011 and 2010 are summarized as follows:

		2011	2010
		(In Thousands)

Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential		$45,567	$36,257
Commercial		32,763	15,422
Multi-Family Residential		8,360	9,079
Land		11,254	8,442
Construction		10,325	10,095
Equity and Second Mortgage		1,519	2,963
Equity Lines of Credit		5,974	4,069
Total Mortgage Loans		115,762	86,327
Commercial Loans		10,237	7,152
Consumer Loans
Loans on Savings Accounts		328	285
Automobile and Other Consumer Loans		163	48
Total Consumer and Other Loans		491	333
Total Loans		126,490	93,812

Less:	Allowance for Loan Losses	(842)	(489)
Unamortized Loan Fees		(277)	(267)
Net Loans Receivable		$125,371	$93,056

An analysis of the allowance for loan losses follows:

	2011	2010
	(In Thousands)

Balance - Beginning of Year	$489	$466
Provision for Loan Losses	353	36
Loan Charge-Offs	-	(13)

Balance - End of Year	$842	$489

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note  3.       Loans Receivable (Continued)

Fixed rate loans receivable as of June 30, 2011, are scheduled to mature and adjustable rate loans are scheduled to re-price as follows (in thousands):

	Under	Over One	Over Five	Over
	One	to Five	to Ten	Ten
	Year	Years	Years	Years	Total
Loans Secured by One-to-Four
Family Residential
Fixed Rate	$1,100	$20,844	$1,725	$11,676	$35,345
Adjustable Rate	1,196	405	817	7,804	10,222
Other Loans Secured by Real Estate
Fixed Rate	17,967	45,293	864	6,071	70,195
All Other Loans	5,247	5,422	47	12	10,728
Total	$25,510	$71,964	$3,453	$25,563	$126,490

Credit Quality Indicators
The Company segregates loans into risk categories based on the pertinent information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans according to credit risk.  Loans classified as substandard or identified as special mention are reviewed quarterly by management to evaluate the level of deterioration, improvement, and impairment, if any, as well as assign the appropriate risk category.

Loans excluded from the scope of the quarterly review process above are generally identified as pass credits until:  (a) they become past due; (b) management becomes aware of a deterioration in the credit worthiness of the borrower; or (c) the customer contacts the Company for a modification.  In these circumstances, the loan is specifically evaluated for potential classification and the need to allocate reserves or charge-off.  The Company uses the following definitions for risk ratings:

Special Mention - Loans identified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard - Loans classified as substandard are inadequately protected by the current net worth and payment capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful - Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 3.           Loans Receivable (Continued)

Credit Quality Indicators (Continued)
Loss - This classification includes those loans which are considered uncollectible and of such little value that their continuance as loans is not warranted.  Even though partial recovery may be possible in the future, it is not practical or desirable to defer writing off these basically worthless loans.  Accordingly, these loans are charged-off before period end.

The following table presents the grading of loans, segregated by class of loans, as of June 30, 2011:

Credit Quality Indicators as of June 30, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$45,353	$100	$114	$-	$45,567
Commercial	32,763	-	-	-	32,763
Multi-Family Residential	8,360	-	-	-	8,360
Land	11,254	-	-	-	11,254
Construction	10,325	-	-	-	10,325
Equity and Second Mortgage	1,519	-	-	-	1,519
Equity Lines of Credit	5,974	-	-	-	5,974
Commercial Loans	10,237	-	-	-	10,237
Consumer Loans	491	-	-	-	491
Total	$126,276	$100	$114	$-	$126,490

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when contractually due.  Loans that experience insignificant payment delays or payment shortfalls are generally not classified as impaired.  On a case-by-case basis, management determines the significance of payment delays and payment shortfalls, taking into consideration all of the circumstances related to the loan, including:  the length of the payment delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  An aging analysis of past due loans, segregated by class of loans, as of June 30, 2011, is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans :
One-to-Four Family Residential	$ 1,987	$ 480	$ 114	$ 2,581	$ 42,986	$ 45,567	$ 99
Commercial	-	-	-	-	32,763	32,763	-
Multi-Family Residential	-	-	-	-	8,360	8,360	-
Land	-	-	-	-	11,254	11,254	-
Construction	-	-	-	-	10,325	10,325	-
Equity and Second Mortgage	-	-	-	-	1,519	1,519	-
Equity Lines of Credit	-	-	-	-	5,974	5,974	-
Commercial Loans	-	-	-	-	10,237	10,237	-
Consumer Loans	-	-	-	-	491	491	-
Total	$ 1,987	$ 480	$ 114	$ 2,581	$ 123,909	$ 126,490	$ 99

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 3.            Loans Receivable (Continued)

Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings and classified as impaired.  There were no troubled debt restructurings as of June 30, 2011 or 2010.

The allowance for loan losses and recorded investment in loans for the year ended June 30, 2011, was as follows:

	Real Estate Loans
	Residential	Commercial	Multi-Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
Allowance for loan losses:
Beginning Balances	$30	$95	$70	$75	$74	$-	$140	$5	$489
Charge-Offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Current Provision	80	30	70	75	56	-	35	7	353
Ending Balances	$110	$125	$140	$150	$130	$-	$175	$12	$842
Evaluated for Impairment:
Individually	-	-	-	-	-	-	-	-	-
Collectively	110	125	140	150	130	-	175	12	842
Loans Receivable:
Ending Balances - Total	$45,567	$32,763	$8,360	$11,254	$10,325	$7,493	$10,237	$491	$126,490
Ending Balances:
Evaluated for Impairment:
Individually	15	-	-	-	-	-	-	-	15
Collectively	$45,552	$32,763	$8,360	$11,254	$10,325	$7,493	$10,237	$491	$126,475

The following table presents loans individually evaluated for impairment, segregated by class of loans, as of June 30, 2011:

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
(In Thousands)
Real Estate Loans -
One-to-Four Family Residential	$ 15	$ 15	$ -	$ 15	$ -	$ 15
Real Estate Loans -
Commercial	-	-	-	-	-	-
Real Estate Loans - Other	-	-	-	-	-	-
Commercial Loans	-	-	-	-	-	-
Consumer Loans	-	-	-	-	-	-
Total	$ 15	$ 15	$ -	$ 15	$ -	$ 15

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 3.           Loans Receivable (Continued)

Non-accruing loans at June 30, 2011, segregated by class of loans, were as follows:

Loans Receivable on Nonaccrual Status as of June 30, 2011
(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$15
Commercial	-
Multi-Family Residential	-
Land	-
Construction	-
Equity and Second Mortgage	-
Equity Lines of Credit	-
Commercial Loans	-
Consumer Loans	-
Total	$15
Note 4.	Accrued Interest Receivable

Accrued interest receivable at June 30, 2011 and 2010, consisted of the following:

	2011	2010
	(In Thousnds)
Accrued Interest on:
Mortgage Loans	$339	$214
Other Loans	123	109
Investments	189	2
Mortgage-Backed Securities	150	235

Total	$801	$560

Note 5.	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	2011	2010
	(In Thousnds)
Land	$2,051	$2,051
Buildings	2,140	1,224
Investments	919	791

	5,110	4,066
Accumulated Depreciation	(1,173)	(1,017)

Total	$3,937	$3,049

Depreciation expense charged against operations for the years ended June 30, 2011 and 2010, was $186,000 and $126,000, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 6.	Deposits

Deposits at June 30, 2011 and 2010, are summarized as follows:

	Rate at	Rate at	2011		2010
	6/30/2011	6/30/2010	Amount	Percent	Amount	Percent
				(Dollars in Thousands)

Non-Interest Bearing	0.00%	0.00%	$14,827	9.65%	$9,890	8.40%
NOW Accounts	0.84%	0.12%	14,516	9.45	8,240	7.00
Money Market	0.96%	1.19%	31,245	20.34	20,436	17.36
Passbook Savings	0.52%	0.42%	7,363	4.79	5,266	4.47

			67,951	44.23	43,832	37.23
Certificates of Deposit	2.34%	2.66%	85,665	55.77	73,890	62.77

Total Deposits			$153,616	100.00%	$117,722	100.00%

The composition of certificates of deposit accounts by interest rate is as follows:

	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
0.00% to 0.99%	$4,762	5.56%	$12	0.02%
1.00% to 1.99%	24,946	29.12	30,309	41.02
2.00% to 2.99%	29,869	34.87	16,734	22.65
3.00% to 3.99%	20,192	23.57	17,497	23.68
4.00% to 4.99%	1,026	1.20	7,865	10.64
5.00% to 5.99%	4,870	5.68	1,473	1.99

Total Deposits	$85,665	100.00%	$73,890	100.00%

Maturities of certificates of deposit accounts at June 30, 2011, are scheduled as follows:

			Weighted
Year Ending			Average
June 30,	Amount	Percent	Rate
(Dollars in Thousands)
2012	$39,710	46.35%	1.8%
2013	15,776	18.42	2.4%
2014	10,384	12.12	2.8%
2015	10,887	12.71	3.2%
2016	8,908	10.40	2.9%
Total	$85,665	100.00%

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 6.     Deposits (Continued)
Interest expense on deposits for the years ended June 30, 2011 and 2010, was as follows:

	2011	2010
	(In Thousnds)

NOW and Money Market	$325	$205
Passbook Savings	25	23
Certificates of Deposits	1,929	2,010

Total	$2,279	$2,238

Generally, deposits in excess of $250,000 are not federally insured.  At June 30, 2011, there were fifty-two deposit accounts with balances in excess of $250,000 with an aggregate value of $29.7 million, of which $17.2 million would potentially be uninsured.

Note 7.          Advances from Federal Home Loan Bank of Dallas

Pursuant to collateral agreements with the Federal Home Loan Bank of Dallas (FHLB), advances are secured by a blanket floating lien on first mortgage loans.  Total interest expense recognized amounted to $907,000 and $1.2 million, for fiscal years 2011 and 2010, respectively.

Advances at June 30, 2011 and 2010, consisted of the following:

	Advance Total
Contract Rate	2011	2010

0.00% to 0.99%	$5,000	$1,500
1.00% to 1.99%	4,000	4,000
2.00% to 2.99%	2,909	4,203
3.00% to 3.99	6,960	9,763
4,00% to 4.99%	6,298	7,910
5.00% to 5.99%	1,724	4,131

Total	$26,891	$31,507

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 7.          Advances from Federal Home Loan Bank of Dallas (Continued)

Maturities of advances at June 30, 2011 are as follows (in thousands):

Year Ending
June 30,	Amount
2012	$16,422
2013	5,907
2014	1,915
2015	236
2016	247
Thereafter	2,164

Total	$26,891

Note 8.	Commitments

Construction Commitment
During fiscal 2010, the Bank entered into an agreement with a third-party for the construction of a modular building at the site of a future branch.  The original amount of this commitment was $1.0 million.  The amount that was outstanding at June 30, 2010 was $996,000.  Construction was complete and the commitment fulfilled during the year ended June 30, 2011.

Lease Commitments
The Bank leases property for three branch facilities expiring in various years through November 2018.

Future minimum rental payments resulting from the non-cancelable term of these leases are as follows (in thousands):

Year Ending
June 30,	Amount
2012	$128
2013	73
2014	76
2015	76
2016	72
Thereafter	63

Total	$488

Total rent expense paid under the terms of these leases for the years ended June 30, 2011 and 2010, amounted to $96,000 and $55,000, respectively. Rent expense for the years ended June 30, 2011 and 2010, is net of sublease rental income in the amount of $19,000 and $25,000, respectively.  Future rentals to be received under a month-to-month sublease are expected to be $500 per month.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 8.	Commitments (Continued)

Contractual Commitment
The Bank has an agreement with a third-party to provide on-line data processing services.  The agreement, which expires January 31, 2015, contains a minimum monthly service charge of $4,000.  At the end of this term, the agreement will automatically continue for successive periods of five years unless terminated upon written notice given at least twelve months prior to the end of the present term.

The future minimum commitments for the on-line processing services are as follows (in thousands):

Year Ending
June 30,	Amount
2012	$48
2013	48
2014	48
2015	28

Total	$172

Employment Contracts
The Company and the Bank have employment contracts with certain key employees.  These contracts provide for compensation and termination benefits.  The future minimum commitments for employment contracts are as follows (in thousands):

Year Ending
June 30,	Amount
2012	$291
2013	155

Total	$446

Note 9.           Income Taxes

The Company and its subsidiary file consolidated federal income tax returns.  The current provision for federal and state income taxes is calculated on pretax accounting income adjusted by items considered to be permanent differences between book and taxable income.  Income tax expense for the years ended June 30, 2011 and 2010, is summarized as follows:

	2011	2010
	(In Thousnds)

Current	$1,078	$700
Deferred	(140)	(27)

Total	$938	$673

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 9.	Income Taxes (Continued)

The effective federal income tax rate for the years ended June 30, 2011 and 2010, was 32.60% and 50.11%, respectively.  Reconciliations of income tax expense at the statutory rate to the Company’s effective rates are as follows:

	2011	2010
	(In Thousnds)

Computed at Expected Statutory Rate	$978	$457
Capital Gains and Losses	(30)	214
Other	-	2
Non-Taxable Income	(10)	-

Provision for Income Tax Expense	$938	$673

At June 30, 2011 and 2010, temporary differences between the financial statement carrying amount and tax bases of assets that gave rise to deferred tax recognition were related to the effect of loan bad debt deduction differences for tax and book purposes, deferred stock option compensation and non-deductible capital losses.  The deferred tax expense or benefit related to securities available-for-sale has no effect on the Bank's income tax provision since it is charged or credited to the Bank’s other comprehensive income or loss equity component.  A valuation allowance has been established to eliminate the deferred tax benefit of capital losses due to the uncertainty as to whether the tax benefits would be realized in future periods.

The net deferred income tax liability consisted of the following components at June 30, 2011 and 2010:

	2011	2010
	(In Thousands)
Deferred Tax Assets
Stock Option Compensation	$ 105	$ 100
Loans Receivable - Bad Debt Loss Allowance	180	60
Capital Losses	154	185
	439	345
Valuation Allowance	(139)	(185)
Net Deferred Tax Assets	300	160

Deferred Tax Liabilities
Market Value Adjustment to
Available-for-Sale Securities	(735)	(1,081)

Net Deferred Tax Liabilities	$ (435)	$ (921)

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 9.                Income Taxes (Continued)

In computing federal taxes on income under provisions of the Internal Revenue Code in years past, earnings appropriated by savings and loan associations to general reserves were deductible in arriving at taxable income if certain conditions were met.  Bank retained earnings appropriated to the federal insurance reserve at June 30, 2011 and 2010, amounted to $4.0 million.  Included were appropriations of net income of prior years of $3.3 million, for which no provision for federal income taxes has been made.  If this portion of the reserve is used for any purpose other than to absorb losses, a tax liability will be imposed upon the Bank at the then current federal income tax rate.

At June 30, 2011 and 2010, the Company did not have any tax positions which resulted in unrecognized tax benefits.  In addition, the Company had no amount of interest and penalties recognized in the consolidated statements of operations for the years ended June 30, 2011 and 2010, respectively, nor any amount of interest and penalties recognized in the consolidated balance sheets as of June 30, 2011 and 2010, respectively.  As of June 30, 2011 and 2010, the Company had no uncertain tax positions.  As of June 30, 2011, the tax years that remain open for examination by tax jurisdictions include the years ended June 30, 2010, 2009 and 2008.

Note 10.	Employee Benefit Plans

Effective November 15, 2004, the Bank adopted the Home Federal Bank Employees’ Savings and Profit Sharing Plan and Trust administered by the Pentegra Group.  This plan complies with the requirements of Section 401(k) of the Internal Revenue Code.  Those eligible for this defined contribution plan must have completed twelve months of full time service and attained age 21.  Participating employees may make elective salary reduction contributions of up to $16,500, of their eligible compensation.  The Bank will contribute a basic “safe harbor” contribution of 3% of participant plan salary and will match 50% of the first 6% of plan salary elective deferrals.  The Bank is also permitted to make discretionary contributions to be allocated to participant accounts.  Pension costs, including administrative fees, attributable to the Bank’s 401(k) safe harbor plan for the years ended June 30, 2011 and 2010, were $168,000 and $102,000, respectively.

During fiscal 2011, The Company established a Survivor Benefit Plan for the benefit of selected executives.  The purpose of the plan is to provide benefits to designated beneficiaries if a participant dies while employed by the Company.  The plan is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the plan are payable from the general assets of the Company.  At June 30, 2011, there were no obligations requiring accrual for this plan.

Note 11.	Employee Stock Ownership Plan

During fiscal 2005, the Company instituted an employee stock ownership plan.  The Home Federal Bank Employee Stock Ownership Plan (ESOP) enables all eligible employees of the Bank to share in the growth of the Company through the acquisition of stock.  Employees are generally eligible to participate in the ESOP after completion of one year of service and attaining the age of 21.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 11.	Employee Stock Ownership Plan (Continued)

The ESOP purchased the statutory limit of eight percent of the shares sold in the initial public offering of the Mid-Tier Company completed on January 18, 2005, excluding shares issued to Home Federal Mutual Holding Company of Louisiana (113,887 shares of Mid-Tier Company).  This purchase was facilitated by a loan from the Mid-Tier Company to the ESOP in the amount of $1.1 million.  As a result of the second step conversion, the ESOP became a stock benefit plan of the Company and the Mid-Tier Company’s stock was exchanged for shares of the Company.  The corresponding note is being repaid in 80 quarterly debt service payments of $23,000 on the last business day of each quarter, beginning March 31, 2005, at the rate of 5.25%.

As part of the conversion described in Note 1, the ESOP purchased 116,713 shares of the Company, which represented 6.0% of the shares sold in the conversion.  This purchase was facilitated by a loan from the Company to the ESOP in the amount of $1.2 million.  The corresponding note is being repaid in 80 quarterly debt service payments of $20,000 on the last business day of each quarter, beginning March 31, 2011, at the rate of 3.2%.

The loans are secured by a pledge of the ESOP shares.  The shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets.  The notes payable and the corresponding notes receivable have been eliminated in consolidation.

The Company may contribute to the ESOP, in the form of debt service, at the discretion of its board of directors.  Cash dividends on the Company’s unallocated stock shall be used to either repay the loan or be distributed to the participants in the ESOP.  If dividends are used to repay the loan, additional shares will be released from the suspense account and allocated to participants.  Shares are released for allocation to ESOP participants based on principal and interest payments of the note.  Compensation expense is recognized based on the number of shares allocated to ESOP participants each year and the average market price of the stock for the current year.  Released ESOP shares become outstanding for earnings per share computations.

As compensation expense is incurred, the Unearned ESOP Shares account is reduced based on the original cost of the stock.  The difference between the cost and the average market price of shares released for allocation is applied to Additional Paid-In Capital.  ESOP compensation expense for the years ended June 30, 2011 and 2010, was $101,000 and $47,000, respectively.

The ESOP shares as of June 30, 2011, are as follows:

	2011	2010
Allocated Shares	34,166	28,472
Shares Released for Allocation	5,765	2,847
Unreleased Shares	190,669	82,568

Total ESOP Shares	230,600	113,887

Fair Value of Unreleased Shares (In Thousands)	$2,492	$661

Stock Price at June 30, 2011 and 2010, Respectively	$13.07	$8.00

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 12.            Recognition and Retention Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement (the Recognition Plan) as an incentive to retain personnel of experience and ability in key positions.  As a result of the second step conversion, the Recognition Plan became a stock benefit plan of the Company, and the Mid-Tier Company’s common stock was exchanged for stock of the Company.  The aggregate number of shares of the Company’s common stock subject to award under the Recognition Plan totaled 63,547 (as adjusted for the conversion described in Note 1).  As shares were acquired for the Recognition Plan, the purchase price of these shares was recorded as a contra equity account.  As the shares are distributed, the contra equity account is reduced.

Recognition Plan shares are earned by recipients at a rate of 20% of the aggregate number of shares covered by the Recognition Plan award over five years.  If the employment of an employee or service as a non-employee director is terminated prior to the fifth anniversary of the date of grant of Recognition Plan share award for any reason other than the recipient’s death, disability, or following a change in control of the Company, the recipient shall forfeit the right to any shares subject to the awards that have not been earned.

The cost associated with the Recognition Plan is based on a share price of $10.82 (as adjusted), which represents the market price of the Company’s stock on the date on which the Recognition Plan shares were granted.  The cost is being recognized over five years.  Compensation expense pertaining to the Recognition Plan was $19,000 and $118,000, for the years ended June 30, 2011 and 2010, respectively.  The number of shares has been adjusted for the exchange ratio as a result of the second step conversion completed in December 2010.

A summary of the changes in restricted stock follows:

	Unawarded Shares		Awarded Shares
	2011	2010	2011	2010
Balance - Beginning of Year	2,808	2,086	10,759	22,970
Granted	(2,808)	-	2,808	-
Forfeited	-	722	-	(722)
Earned and Issued	-	-	(10,759)	(11,489)

Balance - End of Year	-	2,808	2,808	10,759

Note 13.            Stock Option Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the Option Plan) for the benefit of directors, officers, and other employees.  The aggregate number of shares of common stock reserved for issuance under the Option Plan totaled 158,868 (as adjusted for the conversion described in Note 1).  Both incentive stock options and non-qualified stock options may be granted under the plan.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 13.            Stock Option Plan (Continued)

On August 18, 2005, the Company granted 158,858 options (as adjusted for the conversion described in Note 1), to directors and employees.  Under the Option Plan, the exercise price of each option cannot be less than the fair market value of the underlying common stock as of the date of the option grant, which was $10.82 (as adjusted), and the maximum term is ten years.  On August 19, 2010, the Company granted 21,616 options that were previously forfeited (as adjusted for the conversion), at an exercise price of $10.93 per share.

Incentive stock options and non-qualified stock options granted under the Option Plan become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted.  No vesting shall occur after an employee’s employment or service as a director is terminated.  In the event of death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable.

Following is a summary of the status of the Option Plan (as adjusted for the conversion) during the fiscal years ended June 30, 2011 and 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Shares	Price	Term	Value
Outstanding at June 30, 2010	142,274	$10.82
Granted	21,616	10.93
Exercised	-
Forfeited	(5,022)	10.82
Outstanding at June 30, 2011	158,868	$10.83	4.82	$356,000

Options Exercisable at June 30, 2011	135,131	$10.82	4.29	$303,000

Outstanding at June 30, 2009	144,060	$10.82
Granted	-
Exercised	-
Forfeited	(1,786)	10.82
Outstanding at June 30, 2010	142,274	$10.82	5.13	$ -

Options Exercisable at June 30, 2010	115,248	$10.82	5.13	$ -

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 13.                 Stock Option Plan (Continued)

The fair value of each option granted is estimated on the grant date using the Black-Scholes model.  The following assumptions were made in estimating fair value.  The fair value has been adjusted for the exchange ratio as a result of our second-step conversion:

Dividend Yield 2.0%
Expected Term 10 Years
Risk-Free Interest Rate 4.13%
Expected Life 10 Years
Expected Volatility 8.59%

A summary of the status of the Company’s nonvested options as of June 30, 2011, and changes during the year ended June 30, 2011, is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Nonvested at June 30, 2010	27,027	$10.82
Granted	21,616	10.93
Vested	(19,885)	10.82
Forfeited	(5,022)	10.82

Nonvested at June 30, 2011	23,736	$10.92

The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of the grant.  At June 30, 2011 and 2010, compensation cost charged to operations was $17,000 and $57,000, respectively.

Note 14.                 Off-Balance Sheet Activities

Credit Related Financial Instruments

The Bank is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments consist primarily of commitments to extend credit.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets.

The Bank’s exposure to credit loss in the event of non-performance by the other party to loan commitments is represented by the contractual amount of the commitment.  The Bank follows the same credit policies in making commitments as it does for on-balance sheet instruments.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 14.                 Off-Balance Sheet Activities (Continued)

Credit Related Financial Instruments (Continued)

At June 30, 2011 and 2010, the following financial instruments were outstanding whose contract amounts represent credit risk:

Contract Amount
	2011	2010
(In Thousands)

Commitments to Grant Loans	$ 18,931 $ 14,226
Unfunded Commitments Under Lines of Credit	7,702 5,159
$ 26,633 $ 19,385

Fixed Rate Loans (4.000% - 6.250%)	$ 26,633 $ 19,385
Variable Rate Loans	- -
$ 26,633 $ 19,385

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee.  The commitments for equity lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management’s credit evaluation of the counterparty.

No material gains or losses are anticipated as a result of these transactions.

Cash Deposits

The Company periodically maintains cash balances in financial institutions that are in excess of insured amounts.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Regional Credit Concentration

A substantial portion of the Bank’s lending activity is with customers located within a 100 mile radius of the Shreveport, Louisiana metropolitan area, which includes areas of northwest Louisiana, northeast Texas and southwest Arkansas.  Although concentrated within the region, the Bank has a diversified loan portfolio, which should preclude the Bank from being dependent upon the well being of any particular economic sector to ensure collectability of any significant portion of its debtors’ loan contracts.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 14.                 Off-Balance Sheet Activities (Continued)

Other Credit Concentrations

The Bank has purchased, with recourse from the seller, a significant number of loans from third-party mortgage originators.  These loans are serviced by these entities.  At June 30, 2011 and 2010, the balance of the loans outstanding being serviced by these entities was $8.8 million and $8.9 million, respectively.

Interest Rate Floors and Caps

The Bank writes interest rate floors and caps into its variable rate mortgage loan contracts and loan servicing agreements in an attempt to manage its interest rate exposure.  Such floors and caps enable customers to transfer, modify, or reduce their interest rate risk, which, in turn, creates an off-balance sheet market risk to the Bank.  At June 30, 2011, the Bank's loan portfolio contained approximately $8.9 million of loans in which the loan contracts or servicing agreements possessed interest rate floors and caps.  Of this amount, $8.8 million consisted of purchased loans, which were originated by third-party mortgage originators.

Note 15.	Related Party Events

In the ordinary course of business, the Bank makes loans to its directors and officers.  These loans are made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and do not involve more than normal credit risk or present other unfavorable features.

An analysis of the activity in loans made to such borrowers (both direct and indirect), including lines of credit, is summarized as follows for the years ended June 30, 2011 and 2010:

	2011	2010
	(In Thousnds)

Balance - Beginning of Year	$1,492	$1,621
Additions	974	73
Principal Payments	(756)	(202)

Balance - End of Year	$1,710	$1,492

Deposits from related parties held by the Bank at June 30, 2011 and 2010, amounted to $1.8 million and $1.6 million, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 16.	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly other discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital requirements that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Bank is required to maintain minimum capital ratios under OCC regulatory guidelines in order to ensure capital adequacy.  Management believes, as of June 30, 2011 and 2010, that the Bank met all OCC capital adequacy requirements to which it is subject.

As of June 30, 2011, the most recent notification from the Office of Thrift Supervision, the Bank’s predecessor regulator to the OCC, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum capital ratios, which are different than those required to meet OCC capital adequacy requirements.

There are no conditions or events since that notification that management believes may have changed the Bank’s category.  The Bank was also classified as well capitalized at June 30, 2010.

The Bank’s actual and required capital amounts and ratios for OCC regulatory capital adequacy purposes are presented below as of June 30, 2011 and 2010.

					Required for Capital
		Actual		Adequacy Purposes
		Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
June 30, 2011
Core Capital	(1)	$40,595	18.18%	$ 6,699	3.00%
Tangible Capital	(1)	40,595	18.18%	3,350	1.50%
Total Risk-Based Capital	(2)	41,187	35.17%	9,368	8.00%

June 30, 2010
Core Capital	(1)	$29,989	16.47%	$ 5,462	3.00%
Tangible Capital	(1)	29,989	16.47%	2,731	1.50%
Total Risk-Based Capital	(2)	30,478	33.67%	7,241	8.00%

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 16.	Regulatory Matters (Continued)

The Bank’s actual and required capital amounts and ratios to be well capitalized under prompt corrective action provisions are presented below as of June 30, 2011 and 2010.

				Required to be
		Actual		Well Capitalized
		Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
June 30, 2011
Tier 1 Leverage Capital	(1)	$40,595	18.18%	$ 11,166	5.00%
Tier 1 Risk-Based Capital	(2)	40,595	34.67%	7,026	6.00%
Total Risk-Based Capital	(2)	41,187	35.17%	11,097	10.00%

June 30, 2010
Tier 1 Leverage Capital	(1)	$29,989	16.47%	$ 9,103	5.00%
Tier 1 Risk-Based Capital	(2)	29,989	33.13%	5,431	6.00%
Total Risk-Based Capital	(2)	30,478	33.67%	9,051	10.00%
(1) Amounts and Ratios to Adjusted Total Assets
(2) Amounts and Ratios to Total Risk-Weighted Assets

The actual and required capital amounts and ratios applicable to the Bank for the years ended June 30, 2011 and 2010, are presented in the following tables, including a reconciliation of capital under generally accepted accounting principles (GAAP) to such amounts reported for regulatory purposes.

			Minimum for Capital
	Actual		Adequacy Purposes
June 30, 2011	Ratio	Amount	Ratio	Amount
	(Dollars in Thousands)

Total Equity, and Ratio to Total Assets	18.67%	$42,115
Investments in and Advances to
Nonincludable Subsidiaries		(121)
Unrealized Gains on
Securities Available-for-Sale		(1,399)
Tangible Capital, and Ratio
to Adjusted Total Assets	18.18%	$40,595	1.5%	$3,350
Tier 1 (Core) Capital,
and Ratio to Adjusted Total Assets	18.18%	$40,595	3.0%	$6,699
Tier 1 (Core) Capital,
and Ratio to Risk-Weighted Assets	34.67%	$40,595
Allowance for Loan Losses		842
Equity Investment		(250)
Total Risk-Based Capital, and
Ratio to Risk-Weighted Assets	35.17%	$41,187	8.0%	$9,368
Total Assets		$225,555
Adjusted Total Assets		$223,314
Risk-Weighted Assets		$117,097

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 16.       Regulatory Matters (Continued)
			Minimum for Capital
	Actual		Adequacy Purposes
June 30, 2010	Ratio	Amount	Ratio	Amount
	(Dollars in Thousands)

Total Equity, and Ratio to Total Assets	17.38%	$32,206
Investments in and Advances to
Nonincludable Subsidiaries		(121)
Unrealized Gains on
Securities Available-for-Sale		(2,096)
Tangible Capital, and Ratio
to Adjusted Total Assets	16.47%	$29,989	1.5%	$2,731
Tier 1 (Core) Capital,
and Ratio to Adjusted Total Assets	16.47%	$29,989	3.0%	$5,462
Tier 1 (Core) Capital,
and Ratio to Risk-Weighted Assets	33.13%	$29,989
Allowance for Loan Losses		489
Equity Investment		-

Total Risk-Based Capital, and
Ratio to Risk-Weighted Assets	33.67%	$30,478	8.0%	$7,241
Total Assets		$185,350
Adjusted Total Assets		$182,053
Risk-Weighted Assets		$90,514

Note 17.	Restrictions on Dividends

Federal banking regulations place certain restrictions on dividends paid by the Bank to the Company.  The total amount of dividends which may be paid is generally limited to the net income of the Bank for the year to date, plus the retained net income for the preceding two years.

Note 18.	Fair Value of Financial Instruments

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 18.	Fair Value of Financial Instruments (Continued)

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 18. Fair Value of Financial Instruments (Continued)

Off-Balance Sheet Credit-Related Instruments (Continued)
The fair value of interest rate floors and caps contained in some loan servicing agreements and variable rate mortgage loan contracts are considered immaterial within the context of fair value disclosure requirements.  Accordingly, no fair value estimate is provided for these instruments.

At June 30, 2011 and 2010, the carrying amount and estimated fair values of the Bank’s financial instruments were as follows:

	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)		(In Thousands)
Financial Assets
Cash and Cash Equivalents	$ 9,599	$ 9,599	$ 8,837	$ 8,837
Securities Available-for-Sale	75,039	75,039	63,688	63,688
Securities to be Held-to-Maturity	5,725	5,638	2,138	2,163
Loans Held-for-Sale	6,653	6,653	13,403	13,403
Loans Receivable	125,371	138,168	93,056	109,322

Financial Liabilities
Deposits	153,616	157,840	117,722	120,460
Advances from FHLB	26,891	27,826	31,507	33,175

Off-Balance Sheet Items
Mortgage Loan Commitments	189	189	142	142

The estimated fair values presented above could be materially different than net realizable value and are only indicative of the individual financial instrument’s fair value.  Accordingly, these estimates should not be considered an indication of the fair value of the Bank taken as a whole.

Note 19.                 Fair Value Accounting

On July 1, 2008, the Company adopted ASC 820, Fair Value Measurements.  ASC 820 establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This standard was issued to establish a uniform definition of fair value.  The definition of fair value under ASC 820 is market-based as opposed to company-specific, and includes the following:

▪
Defines fair value as the price that would be received to sell an asset or paid to transfer a liability, in either case, through an orderly transaction between market participants at a measurement date and establishes a framework for measuring fair value;

▪	Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date;

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 19.       Fair Value Accounting (Continued)

▪
Nullifies the guidance in EITF 02-3, which required the deferral of profit at inception of a transaction involving a derivative financial instrument in the absence of observable data supporting the valuation technique;

▪	Eliminates large position discounts for financial instruments quoted in active markets and requires consideration of the company’s creditworthiness when valuing liabilities; and

▪	Expands disclosures about instrument that are measured at fair value.

The standard establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy favors the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

▪	Level 1 - Fair value is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets in which the Company can participate.

▪
Level 2 - Fair value is based upon (a) quoted prices for similar assets or liabilities in active markets; (b) quoted prices for identical or similar assets or liabilities in markets that are not active, that is, markets in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly; (c) inputs other than quoted prices that are observable for the asset or liability or (d) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

▪
Level 3 - Fair value is based upon inputs that are unobservable for the asset or liability.  These inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).  These inputs are developed based on the best information available in the circumstances, which include the Company’s own data.  The Company’s own data used to develop unobservable inputs are adjusted if information indicates that market participants would use different assumptions.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the year ended June 30, 2011.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 19.         Fair Value Accounting (Continued)

Fair values of assets and liabilities measured on a recurring basis at June 30, 2011 and 2010 are as follows:

	Fair Value Measurements Using:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
June 30, 2011	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$-	$2,007	$2,007
FNMA	-	34,638	34,638
GNMA	-	105	105
Government Agency Notes	-	36,981	36,981
Equity Securities
ARM Fund	1,308	-	1,308

Total	$1,308	$73,731	$75,039

	Fair Value Measurements Using:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
June 30, 2010	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$-	$3,206	$3,206
FNMA	-	58,808	58,808
GNMA	-	115	115
Equity Securities
ARM Fund	1,559	-	1,559

Total	$1,559	$62,129	$63,688

The Company did not record any liability at fair market value for which measurement of the fair value was made on a recurring basis at June 30, 2011 or 2010.

The Company did not have any assets or liabilities measured at fair value on a non-recurring basis at June 30, 2011 or 2010.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 20.           Earnings Per Common Share

The following table presents the components of average outstanding common shares for the years ended June 30, 2011 and 2010:

	2011	2010

Average Common Shares Issued	$3,139,491	$3,558,958
Average Treasury Shares Held	(92,983)	(205,381)
Average Unearned ESOP Shares	(141,146)	(85,416)
Average Unearned RRP Trust Shares	(1,784)	(16,586)

Weighted Average Number of Common
Shares Used in Basic EPS	2,903,578	3,251,575

Effect of Dilutive Securities
Stock Options	4,617	-

Weighted Average Number of Common
Shares and Dilutive Potential Common
Shares Used in Dilutive EPS	$2,908,195	$3,251,575

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in GAAP.  The share amounts have been adjusted for the conversion completed on December 22, 2010 and the exchange of Mid-Tier Company common stock for shares of the Company at an exchange ratio of 0.9110.  For the years ended June 30, 2011 and 2010, there were outstanding options to purchase 158,868 and 142,274 shares, respectively, at $10.83 per share for 2011 and $10.82 per share for 2010.  For fiscal 2010, the options were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market value price of the common shares during the period.

Note 21.	Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date that the financial statements were available to be issued, and has determined the following events require disclosure:

On July 28, 2011, the Company purchased property for a future operations center for $1.0 million.

No other events or transactions have occurred subsequent to the balance sheet date that would require recognition or disclosure in the financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 22.                 Parent Company Financial Statements

Financial information pertaining only to Home Federal Bancorp, Inc. of Louisiana as of June 30, 2011 and 2010, is as follows:

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Balance Sheets
June 30, 2011 and 2010
	2011	2010
	(In Thousands)
Assets
Cash and Cash Equivalents	$ 407	$ 888
Investment in Subsidiary	42,115	32,207
Securities Available-for-Sale	9,245	-
Other Assets	133	270

Total Assets	$ 51,900	$ 33,365

Liabilities and Stockholders' Equity
Deferred Income Tax	$ 13	$ -
Other Liabilities	704	-
Stockholders' Equity	51,183	33,365

Total Liabilities and Stockholders' Equity	$ 51,900	$ 33,365

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Statements of Operations
For the Years Ended June 30, 2011 and 2010
	2011	2010
	(In Thousands)
Equity in Undistributed Earnings of Subsidiary	$ 2,053	$ 825
Interest Income	103	50

Total Income	2,156	875

Operating Expenses	277	285

Total Expenses	277	285

Income Before Income Tax Benefit	1,879	590
Income Tax Benefit	(59)	(80)

Net Income	$ 1,938	$ 670

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 22.	Parent Company Financial Statements (Continued)

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Statements of Cash Flows
For the Years Ended June 30, 2011 and 2010

	2011	2010
	(In Thousands)
Operating Activities
Net Income	$ 1,938	$ 670
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
Net Amortization and Accretion on Securities	50	-
Equity in Undistributed Earnings of Subsidiary	(2,053)	(825)
Decrease in Other Assets	137	192
Increase in Other Liabilities	704	-
Net Cash Provided by Operating Activities	776	37

Investing Activities
Purchase of Available-for-Sale Securities	(9,254)	-
Investment in Subsidiary	(8,553)	-
Net Cash Used in Investing Activities	(17,807)	-

Financing Activities
Net Proceeds from Stock Issuance	18,040	-
Acquisition of Stock for Benefit Plans	(1,167)	-
Proceeds Received from Subsidiary on Stock Compensation
Programs	234	226
Acquisition of Treasury Stock	(46)	(207)
Dividends Paid	(511)	(293)
Net Cash Provided by (Used in) Financing Activities	16,550	(274)

Decrease in Cash and Cash Equivalents	(481)	(237)
Cash and Cash Equivalents, Beginning of Year	888	1,125

Cash and Cash Equivalents, End of Year	$ 407	$ 888

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)
Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

(b)	Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2011.

(c)
No change in the Company’s internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management -Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2011 (“Proxy Statement”).

Code of Ethics. Home Federal Bancorp has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer, as well as directors, other officers and employees of Home Federal Bancorp and Home Federal Bank. A copy of the Code of Ethics may be obtained without charge upon request made to Clyde D. Patterson, Home Federal Bancorp, Inc., 624 Market Street, Shreveport, Louisiana 71101.

Item 11. Executive Compensation

The information required herein is incorporated by reference from the section captioned “Management Compensation” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management. The information required herein is incorporated by reference from the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2011.

Equity Compensation Plan Information. The following table provides information as of June 30, 2011 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2005 Stock Option Plan and 2005 Recognition and Retention Plan, both of which were approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants And Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	158,868	$10.83	--
Equity compensation plans not approved by security holders	--	--	--

Total	158,868	$10.83	--

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required herein is incorporated by reference from the section captioned “Indebtedness of Management and Related Party Transactions” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2011.

Item 14. Principal Accountant Fees and Services

The information required herein is incorporated by reference from the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2011.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report and are incorporated herein by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2011 and June 30, 2010
Consolidated Statements of Operations for the Years Ended June 30, 2011 and 2010
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2011 and 2010
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended June 30, 2011 and 2010
Notes to Consolidated Financial Statements

The following exhibits are filed as part of the Form 10-K, and this list includes the Exhibit Index:

No.	Description	Location
3.1	Articles of Incorporation of Home Federal Bancorp, Inc. of Louisiana	(1)
3.2	Bylaws of Home Federal Bancorp, Inc. of Louisiana	(1)
4.0	Form of Stock Certificate of Home Federal Bancorp, Inc. of Louisiana	(1)
10.1	Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan	(2)
10.2	Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan	(2)
10.3	Employment Agreement between Home Federal Bank and Daniel R. Herndon	(3)
10.4	Employment Agreement between Home Federal Bancorp, Inc. of Louisiana and Daniel R. Herndon	(3)
10.5	Employment Agreement between Home Federal Bank and James R. Barlow	(4)
10.6	Loan Officer Incentive Plan	(1)
23.0	Consent of LaPorte, Sehrt, Romig & Hand	Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed Herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed Herewith
32.0	Section 1350 Certifications	Filed Herewith
__________________
(1)	Incorporated herein by reference from Home Federal Bancorp’s Registration Statement on Form S-1, as amended, filed with the SEC on September 3, 2010 (SEC File No. 333-169230).
(2)	Incorporated herein by reference from Home Federal Bancorp, Inc. of Louisiana’s Definitive Schedule 14A filed with the SEC on June 29, 2005 (SEC File No. 000-51117).
(3)	Incorporated herein by reference from Home Federal Bancorp, Inc. of Louisiana’s Current Report on Form 8-K filed with the SEC on February 23, 2009 (File No. 000-51117).
(4)	Incorporated herein by reference from Home Federal Bancorp, Inc. of Louisiana’s Current Report Form 8-K filed with the SEC on January 19, 2010 (File No. 000-51117).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Date: September 27, 2011	By:	/s/Daniel R. Herndon
Daniel R. Herndon
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Daniel R. Herndon	Chairman of the Board, President and Chief	September 27, 2011
Daniel R. Herndon	Executive Officer
(Principal Executive Officer)

/s/James R. Barlow	Director, Executive Vice President and Chief	September 27, 2011
James R. Barlow	Operating Officer

/s/Clyde D. Patterson	Director and Executive Vice President and	September 27, 2011
Clyde D. Patterson	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/Walter T. Colquitt III	Director	September 27, 2011
Walter T. Colquitt III

/s/David A. Herndon, III	Director	September 27, 2011
David A. Herndon, III

/s/Scott D. Lawrence	Director	September 27, 2011
Scott D. Lawrence

/s/Mark M. Harrison	Director	September 27, 2011
Mark M. Harrison

	Director	September _, 2011
Woodus K. Humphrey

/s/Amos L. Wedgeworth, Jr.	Director	September 27, 2011
Amos L. Wedgeworth, Jr.

/s/Timothy W. Wilhite	Director	September 27, 2011
Timothy W. Wilhite, Esq