Form 10-Q
period 2011-09-30
Home Federal Bancorp, Inc. of Louisiana
filed 2011-11-14
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2011
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

(318) 222-1145
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   [X]    No   [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes     [X]    No     [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ] Accelerated filer [ ]
Non-accelerated filer [ ] Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]
Shares of common stock, par value $.01 per share, outstanding as of November 14, 2011: The registrant had 3,051,881 shares of common stock outstanding.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30, 2011	June 30, 2011
	(In Thousands, Except Share Data)
ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing
Deposits with Other Banks of $1,065 and $6,422 for
September 30, 2011 and June 30, 2011, Respectively)	$8,330	$9,599
Securities Available-for-Sale	80,845	75,039
Securities Held-to-Maturity	5,495	5,725
Loans Held-for-Sale	9,166	6,653
Loans Receivable, Net of Allowance for Loan Losses of $928 and $842, Respectively	128,102	125,371
Accrued Interest Receivable	729	801
Premises and Equipment, Net	4,966	3,937
Bank Owned Life Insurance	5,694	5,639
Other Assets	521	556

Total Assets	$243,848	$233,320

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$166,375	$153,616
Advances from Borrowers for Taxes and Insurance	276	235
Advances from Federal Home Loan Bank of Dallas	22,959	26,891
Other Accrued Expenses and Liabilities	1,334	960
Deferred Tax Liability	596	435

Total Liabilities	191,540	182,137

STOCKHOLDERS’ EQUITY
Preferred Stock – 10,000,000 Shares of $.01 Par Value
Authorized; None Issued and Outstanding	--	--
Common Stock – 40,000,000 Shares of $.01 Par Value
Authorized; 3,051,881 Shares and 3,045,829 Shares
Issued and Outstanding at September 30, 2011 and
June 30, 2010, Respectively	32	32
Additional Paid-in Capital	30,957	30,880
Treasury Stock, at Cost – none at September 30, 2011
and June 30, 2011	--	--
Unearned ESOP Stock	(1,878)	(1,907)
Unearned RRP Trust Stock	(21)	(29)
Retained Earnings	21,400	20,781
Accumulated Other Comprehensive Income	1,818	1,426

Total Stockholders’ Equity	52,308	51,183

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$243,848	$233,320

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For The Three Months Ended September 30,
	2011	2010
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, Including Fees	$2,262	$1,798
Investment Securities	64	12
Mortgage-Backed Securities	542	723
Other Interest-Earning Assets	6	4
Total Interest Income	2,874	2,537

INTEREST EXPENSE
Deposits	621	574
Federal Home Loan Bank Borrowings	177	257
Total Interest Expense	798	831
Net Interest Income	2,076	1,706

PROVISION FOR LOAN LOSSES	86	72
Net Interest Income after Provision for Loan Losses	1,990	1,634

NON-INTEREST INCOME
Gain on Sale of Loans	593	579
Gain on Sale of Investments	203	229
Income on Bank Owned Life Insurance	56	--
Other Income	92	26
Total Non-Interest Income	944	834

NON-INTEREST EXPENSE
Compensation and Benefits	1,121	1,017
Occupancy and Equipment	196	124
Data Processing	76	36
Audit and Examination Fees	50	61
Franchise and Bank Shares Tax	95	31
Advertising	60	19
Legal Fees	76	31
Loan and Collection	31	34
Deposit Insurance Premium	25	28
Other Expense	123	109
Total Non-Interest Expense	1,853	1,490
Income Before Income Taxes	1,081	978

PROVISION FOR INCOME TAX EXPENSE	279	332
Net Income	$802	$646
EARNINGS PER COMMON SHARE(1):
Basic	$0.28	$0.22
Diluted	$0.28	$0.22
DIVIDENDS DECLARED	$0.06	$0.06
__________________
(1)	Prior period earnings per share were adjusted for comparability using the conversion ratio of 0.9110 due to completion of second step offering on December 22, 2010.

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
				(In Thousands)

BALANCE – June 30, 2010	$14	$13,655	$(826)	$(145)	$20,665	$(2,094)	$2,096	$33,365

Net Income	--	--	--	--	646	--	--	646
Other Comprehensive Income:
Changes in Unrealized Gain on Securities Available- for-Sale, Net of Tax Effects	--	--	--	--	--	--	(269)	(269)

RRP Shares Earned	--	--	--	116	--	--	--	116

Stock Options Vested	--	8	--	--	--	--	--	8

ESOP Compensation Earned	--	(3)	14	--	--	--	--	11

Dividends Declared	--	--	--	--	(72)	--	--	(72)

Acquisition Treasury Stock	--	--	--	--	--	(46)	--	(46)

BALANCE – September 30, 2010	$14	$13,660	$(812)	$ (29)	$21,239	$(2,140)	$1,827	$33,759

BALANCE – June 30, 2011	$32	$30,880	$(1,907)	$(29)	$20,781	$--	$1,426	$51,183

Common Stock Issuance		66						66

Net Income	--	--	--	--	802	--	--	802
Other Comprehensive Loss:
Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	--	392	392

RRP Shares Earned	--	--	--	8	--	--	--	8

Stock Options Vested	--	3	--	--	--	--	--	3

ESOP Compensation Earned	--	8	29	--	--	--	--	37

Dividends Declared	--	--	--	--	(183)	--	--	(183)

BALANCE – September 30, 2011	$32	$30,957	$(1,878)	$(21)	$21,400	$--	$1,818	$52,308

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2011	2010
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$802	$646
Adjustments to Reconcile Net Income to Net
Cash (Used in) Provided by Operating Activities
Net Amortization and Accretion on Securities	23	(73)
Gain on Sale of Securities	(203)	(229)
Gain on Sale of Loans	(593)	(579)
Amortization of Deferred Loan Fees	(42)	(27)
Depreciation of Premises and Equipment	53	42
ESOP Expense	37	12
Stock Option Expense	3	8
Recognition and Retention Plan Expense	2	14
Deferred Income Tax	(41)	(27)
Provision for Loan Losses	86	72
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(31,163)	(40,721)
Loans Held-for-Sale – Sale and Principal Repayments	29,242	47,318
Accrued Interest Receivable	72	31
Other Operating Assets	36	(194)
Other Operating Liabilities	381	381

Net Cash (Used in) Provided by Operating Activities	(1,305)	6,674

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(2,835)	(6,606)
Deferred Loan Fees Collected	61	36
Acquisition of Premises and Equipment	(1,082)	(294)
Activity in Available-for-Sale Securities:
Proceeds from Sales of Securities	29,170	4,732
Principal Payments on Mortgage-Backed Securities	3,056	3,338
Purchases of Securities	(37,260)	--
Activity in Held-to-Maturity Securities:
Redemption Proceeds	--	274
Principal Payments on Mortgage-Backed Securities	233	34
Purchases of Securities	(1)	(3)
Increase in cash surrender value on Bank Owned Life Insurance	(56)	--

Net Cash (Used in) Provided by Investing Activities	$(8,714)	$1,511

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Three Months Ended
	September 30,
	2011	2010
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$12,759	$11,166
Repayments of Advances from Federal Home Loan Bank	(3,933)	(3,512)
Net Decrease in Mortgage-Escrow Funds	41	88
Dividends Paid	(183)	(73)
Acquisition of Treasury Stock		(46)
Gross Proceeds from Stock Issuance	66	--

Net Cash Provided by Financing Activities	8,750	7,623

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,269)	15,808

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	9,599	8,837

CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,330	$24,645

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$802	$822
Income Taxes Paid	307	40
Market Value Adjustment for Gain (Loss) on Securities
Available-for-Sale	594	(409)

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (“Home Federal Bank” or the “Bank”).  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 2011, is not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2012.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2011.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Nature of Operations

On December 22, 2010, Home Federal Bank, completed its second step conversion and reorganization from the mutual holding company form of organization to the fully public stock holding structure and formed Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation to serve as the stock holding company for the Bank.  In connection with the conversion and reorganization, the Company sold 1,945,220 shares of its common stock in a subscription and community offering and syndicated community offering at a price of $10.00 per share.  The Company also issued approximately 1,100,609 shares of common stock and cash in lieu of fractional shares in exchange for shares of the former holding company, other than shares held by Home Federal Mutual Holding Company of Louisiana and treasury stock, which were cancelled. The Company received net proceeds of $18.0 million, after offering expenses. The Bank is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  Services are provided to its customers by four full-service banking offices and one agency office, which are located in Caddo and Bossier Parishes, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of September 30, 2011, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which is currently inactive.

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

2.           Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$1,598	$130	$--	$1,728
FNMA Mortgage-Backed Certificates	30,243	2,685	--	32,928
GNMA Mortgage-Backed Certificates	34,254	1	145	34,110
FFCB Notes	3,038	7	--	3,045
FHMC Notes	4,589	40	--	4,629
FNDB Notes	3,077	21	--	3,098

Total Debt Securities	76,799	2,884	145	79,538

Equity Securities
176,612 Shares, AMF ARM Fund	1,291	16	--	1,307

Total Securities Available-for-Sale	$78,090	$2,900	$145	$80,845

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$135	$20	$--	$155
FNMA Mortgage-Backed Certificates	3,768	207	--	3,975
FHLMC Mortgage-Backed Certificates	21	1	--	22

Total Debt Securities	3,924	228	--	4,152
Equity Securities (Non-Marketable)
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250
13,207 Shares – Federal Home Loan Bank	1,321	--	--	1,321

Total Equity Securities	1,571	--	--	1,571

Total Securities Held-to-Maturity	$5,495	$228	$--	$5,723

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.           Securities (continued)

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$1,904	$103	$--	$2,007
FNMA Mortgage-Backed Certificates	32,806	1,832		34,638
GNMA Mortgage-Backed Certificates	104	1	--	105
Government Agency Notes	36,774	207	--	36,981
Total Debt Securities	71,588	2,143	--	73,731

Equity Securities
176,612 Shares, AMF ARM Fund	1,291	17	--	1,308

Total Securities Available-for-Sale	$72,879	$2,160	$--	$75,039

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$145	$22	$--	$167
FNMA Mortgage-Backed Certificates	3,988	2	112	3,878
FHLMC Mortgage-Backed Certificates	22	1	--	23

Total Debt Securities	4,155	25	112	4,068

Equity Securities (Non-Marketable)
13,195 Shares – Federal Home Loan Bank	1,320	--	--	1,320
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	1,570	--	--	1,570

Total Securities Held-to- Maturity	$5,725	$25	$112	$5,638

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2011, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Within One Year or Less	$--	$--	$--	$--
One through Five Years	10,704	10,772	21	22
After Five through Ten Years	578	593	108	118
Over Ten Years	65,517	68,173	3,795	4,012

Total	$76,799	$79,538	$3,924	$4,152

For the three months ended September 30, 2011, proceeds from the sale of securities available-for-sale amounted to $29.2 million. Gross realized gains amounted to $203,000 for the three months ended September 30, 2011.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.           Securities (continued)

The following tables show information pertaining to gross unrealized losses on securities available-for-sale and held-to-maturity at September 30, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position.  There were no unrealized losses on securities available-for-sale at June 30, 2011, and there were no unrealized losses on securities held-to-maturity at September 30, 2011.

September 30, 2011
	Less than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Available-for-Sale:

Debt Securities
Mortgage-Backed Securities	$145	$34,007	$--	$--
Federal Agency Notes	--	--	--	--
Marketable Equity Securities	--	--	--	--

Total Securities Available-for-Sale	$145	$34,007	$--	$--

June 30, 2011
	Less than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Held-To-Maturity: Debt Securities
Mortgage-Backed Securities	$112	$3,816	$-	$-
Marketable Equity Securities	-	-	-	-

Total Securities Held-To-Maturity	$112	$3,816	$-	$-

The Company’s investment in equity securities consists primarily of FHLB stock, a $1.3 million (book value) investment in an adjustable-rate mortgage fund (referred to as the ARM Fund) and shares of First National Bankers Bankshares, Inc. (“FNBB”).  The fair value of the ARM Fund has traditionally correlated with the interest rate environment.  At September 30, 2011, the unrealized gain on this investment was $16,000.  Management monitors its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

At September 30, 2011, securities with a carrying value of $2.9 million were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $65.6 million were pledged to secure FHLB advances.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Loans Receivable

Loans receivable at September 30, 2011 and 2010 are summarized as follows:

		2011	2010
		(In Thousands)

Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential		$46,189	$38,812
Commercial		32,970	16,480
Multi-Family Residential		8,309	9,484
Land		12,135	11,259
Construction		11,784	7,572
Equity and Second Mortgage		1,341	2,061
Equity Lines of Credit		5,693	4,319
Total Mortgage Loans		118,421	89,987
Commercial Loans		10,404	10,024
Consumer Loans
Loans on Savings Accounts		334	365
Automobile and Other Consumer Loans		167	42
Total Consumer and Other Loans		501	407
Total Loans		129,326	100,418

Less:	Allowance for Loan Losses	(928)	(561)
Unamortized Loan Fees		(296)	(277)
Net Loans Receivable		$128,102	$99,580

	2011	2010
	(In Thousands)

Balance - Beginning of Year	$842	$489
Provision for Loan Losses	86	72
Loan Charge-Offs	-	-
Balance - End of Year	$928	$561

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.                    Loans Receivable (continued)

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

Loans excluded from the scope of the quarterly review process above are generally identified as pass credits until:  (a) they become past due; (b) management becomes aware of deterioration in the credit worthiness of the borrower; or (c) the customer contacts the Company for a modification.  In these circumstances, the loan is specifically evaluated for potential classification and the need to allocate reserves or charge-off.  The Company uses the following definitions for risk ratings:

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.                    Loans Receivable (continued)

Credit Quality Indicators (continued)
The following table presents the grading of loans, segregated by class of loans, as of September 30, 2011:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four
Family Residential	$ 46,100	$ -	$ 89	$ -	$ 46,189
Commercial	32,970	-	-	-	32,970
Multi-Family Residential	8,309	-	-	-	8,309
Land	12,135	-	-	-	12,135
Construction	11,784	-	-	-	11,784
Equity and Second Mortgage	1,341	-	-	-	1,341
Equity Lines of Credit	5,693	-	-	-	5,693
Commercial Loans	10,404	-	-	-	10,404
Consumer Loans	501	-	-	-	501
Total	$ 129,237	$ -	$ 89	$ -	$ 129,326

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.                    Loans Receivable (continued)

Credit Quality Indicators (continued)
An aging analysis of past due loans, segregated by class of loans, as of September 30, 2011, are as follows:
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
				(In Thousands)
Real Estate Loans:
One-to-Four
Family Residential	$1,923	$661	$219	$2,803	$43,386	$46,189	$204
Commercial	-	-	-	-	32,970	32,970
Multi-Family Residential	-	-	-	-	8,309	8,309	-
Land	-	-	-	-	12,135	12,135	-
Construction	-	-	-	-	11,784	11,784	-
Equity and Second Mortgage	-	-	-	-	1,341	1,341	-
Equity Lines of Credit	-	-	-	-	5,693	5,693	-
Commercial Loans	-	-	-	-	10,404	10,404	-
Consumer Loans	-	-	-	-	501	501	-
Total	$1,923	$661	$219	$2,803	$126,523	$129,326	$204

Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings and classified as impaired.  There were no troubled debt restructurings as of September 30, 2011 or 2010.

The allowance for loan losses and recorded investment in loans for the year ended September 30, 2011, was as follows:

	Real Estate Loans
	Residential	Commercial	Multi-Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$110	$125	$140	$150	$130	$-	$175	$12	$842
Charge-Offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Current Provision	-	15	30	21	-	-	20	-	86
Ending Balances	$110	$140	$170	$171	$130	$-	$195	$12	$928

Evaluated for Impairment:
Individually	-	-	-	-	-	-	-	-	-
Collectively	110	140	170	171	130	-	195	12	928

Loans Receivable:
Ending Balances – Total	$46,189	$32,970	$8,309	$12,135	$11,784	$7,034	$10,404	$501	$129,326
Ending Balances
Evaluated for Impairment:
Individually	15	-	-	-	-	-	-	-	15
Collectively	$46,174	$32,970	$8,309	$12,135	$11,784	$7,034	$10,404	$501	$129,311

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Loans Receivable (continued) Credit Quality Indicators (continued) The following table presents loans individually evaluated for impairment, segregated by class of loans, as of September 30, 2011:
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
(In Thousands)
Real Estate Loans:
One-to-Four
Family Residential	$ 15	$ 15	$ -	$ 15	$ -	$ 15
Commercial	-	-	-	-	-	-
Multi-Family Residential	-	-	-	-	-	-
Land	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Equity and Second Mortgage	-	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-	-
Commercial Loans	-	-	-	-	-	-
Consumer Loans	-	-	-	-	-	-

Total	$ 15	$ 15	$ -	$ 15	$ -	$ 15

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status.

Non-accruing loans at September 30, 2011, segregated by class of loans, were as follows:

(In Thousands)
Real Estate Loans:
One-to-Four
Family Residential	$ 15
Commercial	-
Multi-Family Residential	-
Land	-
Construction	-
Equity and Second Mortgage	-
Equity Lines of Credit	-
Commercial Loans	-
Consumer Loans	-

Total	$ 15

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.           Earnings Per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Prior period share amounts were adjusted for comparability using the conversion ratio of 0.9110 due to completion of second step offering on December 22, 2010. Earnings per share for the three months ended September 30, 2011 and 2010 were calculated as follows:

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Basic	Diluted	Basic	Diluted
	(In Thousands, Except Share Data)

Net income (loss)	$802	$802	$646	$646
Weighted average shares outstanding	2,859	2,859	2,965	2,965
Effect of unvested common stock awards	--	28	--	--
Adjusted weighted average shares used in earnings per share computation	2,859	2,887	2,965	2,965
Earnings (loss) per share	$0.28	$0.28	$0.22	$0.22

For the three months ended September 30, 2011 and 2010, there were outstanding options to purchase 152,816 and 158,868 shares, respectively, at a weighted average exercise price of $10.83 per share. For the quarter ended September 30, 2011, 27,974 options were included in the computation of diluted earnings per share.

5.           Recognition and Retention Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement (the “Recognition Plan”) as an incentive to retain personnel of experience and ability in key positions.  The aggregate number of shares of the Company’s common stock subject to award under the Recognition Plan totaled 63,547 shares (as adjusted).  As the shares were acquired for the Recognition Plan, the purchase price of these shares was recorded as a contra equity account.  As the shares are distributed, the contra equity account is reduced.  During the three months ended September 30, 2011, 561 shares vested and were released from the Recognition Plan Trust and 2,247 shares remained in the Recognition Plan Trust at September 30, 2011.

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

The present cost associated with the Recognition Plan is based on a share price of $10.93 (as adjusted), which represent the market price of the Company’s stock on August 19, 2010, the date on which the Recognition Plan shares were granted, as adjusted for the exchange ratio of 0.9110 on December 22, 2010.  The cost is recognized over the five year vesting period.

6.           Stock Option Plan

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.    Stock Option Plan (continued)

On August 18, 2005, the Company granted 158,868 (as adjusted) options to directors and employees.  Under the Option Plan, the exercise price of each option cannot be less than the fair market value of the underlying common stock as of the date of the option grant, which was $10.82 (as adjusted), and the maximum term is ten years.  On August 19, 2010, 21,616 options, which had been forfeited, were granted at an exercise price of $10.93 per share. Incentive stock options and non-qualified stock options granted under the Option Plan become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted.  No vesting shall occur after an employee’s employment or service as a director is terminated.  As of September 30, 2011, 2,121 stock options were available for future grant.  In the event of the death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable.  The Company accounts for the Option Plan under the guidance of FASB ASC Topic 718, Compensation – Stock Compensation.

7.           Fair Value of Financial Instruments

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Fair Value of Financial Instruments (continued)

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

The carrying amount and estimated fair values of the Bank’s financial instruments were as follows:

	September 30, 2011		June 30, 2011
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$8,330	$8,330	$9,599	$9,599
Securities Available-for-Sale	80,845	80,845	75,039	75,039
Securities to be Held-to-Maturity	5,495	5,723	5,725	5,638
Loans Held-for-Sale	9,166	9,166	6,653	6,653
Loans Receivable	128,102	141,548	125,371	138,168

Financial Liabilities
Deposits	166,375	171,034	153,616	157,840
Advances from FHLB	22,959	23,763	26,891	27,826

Off-Balance Sheet Items
Mortgage Loan Commitments	163	163	189	189

The estimated fair values presented above could be materially different than net realizable value and are only indicative of the individual financial instrument’s fair value.  Accordingly, these estimates should not be considered an indication of the fair value of the Bank taken as a whole.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.           Fair Value Accounting

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

ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy favors the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

▪	Level 1 – Fair value is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets in which the Company can participate.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.           Fair Value Accounting (continued)

Fair values of assets and liabilities measured on a recurring basis at September 30, 2011 and June 30, 2011 are as follows:

	Fair Value Measurements Using:
September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC Mortgage-Backed Certificates	$--	$1,728	$1,728
FNMA Mortgage-Backed Certificates	--	32,928	32,928
GNMA Mortgage-Backed Certificates	--	34,110	34,110
Federal Agency Notes	--	10,772	10,772
Equity Securities
ARM Fund	1,307	--	1,307

Total	$1,307	$79,538	$80,845

	Fair Value Measurements Using:
June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC Mortgage-Backed Certificates	$--	$2,007	$2,007
FBNA Mortgage-Backed Certificates	--	34,638	34,638
GNMA Mortgage-Backed Certificates	--	105	105
Government Agency Notes	--	36,981	36,981
Equity Securities
ARM Fund	1,308	--	1,308

Total	$1,308	$73,731	$75,039

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company’s results of operations are primarily dependent on the results of the Bank, which became a wholly owned subsidiary upon completion of the second-step conversion and reorganization on December 22, 2010.  Prior thereto, the Bank was in the mutual holding company form of organization. The Bank’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings.  Results of operations are also affected by provisions for loan losses and loan sale activities.  Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing and other expense.  Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.  Future changes in applicable law, regulations or government policies may materially impact our financial conditions and results of operations.

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

Discussion of Financial Condition Changes from June 30, 2011 to September 30, 2011

At September 30, 2011, total assets amounted to $243.8 million compared to $233.3 million at June 30, 2011, an increase of approximately $10.5 million, or 4.5%.  This increase was primarily due to an increase in investment securities of $5.6 million, or 6.9%, an increase in loans receivable, net, of $2.7 million, or 2.2%, and an increase in loans held for sale of $2.5 million or 37.8%.  The increase in loans held for sale at quarter end reflects an increase in residential mortgage loan originations during the quarter ended September 30, 2011.

The increase in loans was primarily due to the origination of new loans by the mortgage lending department. Construction loans also increased principally as a result of one hotel development on which we are the lead lender and have sold a participation interest.  The increase in securities was primarily due to new security acquisitions of $37.3 million, partially offset by normal principal paydowns and sales amounting to $32.3 million and a increase in the fair value of securities of $594,000. In August 2011, after the Federal Open Market Committee announced that it anticipated economic conditions, including low rates of resource utilization and a subdued outlook for inflation over the medium term, are likely to warrant exceptionally low levels for the federal funds rate at least through mid-2013, we discontinued our interest rate risk laddering strategy and invested in long-term, higher yielding mortgage backed securities with a structured adjustable rate note.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2011 to September 30, 2011 (continued)

At September 30, 2011, the Company had $89,000 of non-performing assets, or 0.04% of total assets at such date, compared to $114,000 or 0.05% of total assets at June 30, 2011. Approximately $75,000 of our non-performing assets at September 30, 2011 consisted of one loan purchased from a mortgage originator from which we historically purchased loans secured by single-family housing primarily located in predominantly rural areas of Texas and to a lesser extent, Tennessee, Arkansas, Alabama, Louisiana and Mississippi. No such mortgage loans have been purchased since fiscal 2009. The loans were generally secured by rural properties and the seller retained servicing rights. Although the loans were originated with fixed-rates, Home Federal Bank receives an adjustable-rate of interest equal to the Federal Housing Finance Board rate, with rate floors and ceilings of approximately 5.0% and 8.0%, respectively. Under the terms of the loan agreements, as currently modified, the seller must repurchase or replace any loan that becomes more than 180 days delinquent. At September 30, 2011, we had approximately $8.6 million of such loans in our portfolio with an average contractual remaining term of approximately 21.1 years.

The Company’s total liabilities amounted to $191.5 million at September 30, 2011, an increase of approximately $9.4 million, or 5.2%, compared to total liabilities of $182.1 million at June 30, 2011.  The primary reason for the increase in liabilities was due to an increase in deposits of $12.8 million, or 8.3%, partially offset by a $3.9 million, or 14.6%, decrease in advances from the Federal Home Loan Bank and an increase in other liabilities of $576,000.

Stockholders’ equity increased $1.1 million, or 2.2%, to $52.3 million at September 30, 2011 compared to $51.2 million at June 30, 2011.  This increase was primarily the result of the recognition of net income of $802,000 for the three months ended September 30, 2011, an increase in the Company’s accumulated other comprehensive income of $392,000, the distribution of shares associated with the Company’s stock award plans of $48,000 and proceeds from the issuance of common stock from the exercise of stock options of $66,000.  These increases were partially offset by dividends of $183,000 paid during the three months ended September 30, 2011.

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency (“OCC”).  At September 30, 2011, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2011 and 2010

General

Net income amounted to $802,000 for the three months ended September 30, 2011 compared to net income of $646,000 for the same period in 2010, an increase of $156,000, or 24.1%.  The increase was primarily due to a $370,000, or 21.7%, increase in net interest income for the three months ended September 30, 2011 compared to the same period in 2010, a $110,000, or 13.2% increase in non-interest income for the 2011 period compared to the same period in 2010 and a decrease of $53,000, or 16.0% in income tax expense, partially offset by increases of $363,000, or 24.4% in non-interest expense, and $14,000, or 19.4% in the provision for loan losses.  The increase in net interest income for the three months ended September 30, 2011 was primarily due to an increase in interest income and fees from higher loan originations as a result of the hiring of additional commercial and residential loan officers since 2010, and a decrease in the Company’s cost of funds for the three months ended September 30, 2011, compared to the prior year period.  The increase in non-interest expense was primarily due to an increase in compensation and benefits expense of $104,000, or 10.2%, and other expenses associated with the Company’s growth, including a $72,000 increase in occupancy and equipment expense in connection with the expansion and improvement of the Company's offices.

Net Interest Income

Net interest income for the three months ended September 30, 2011 was $2.1 million, an increase of $370,000, or 21.7%, in comparison to $1.7 million for the three months ended September 30, 2010.  This increase was primarily due to an increase of $337,000 in total interest income and a decrease of $33,000 in the Company’s cost of funds.  The increase in total interest income was primarily due to an increase in  interest  income  generated  from  loans  of

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Month Periods Ended September 30, 2011 and 2010 (continued)

$464,000, or 25.8%, and an increase in interest income from investment securities of $52,000, partially offset by decreases in interest income from mortgage-backed securities of $181,000.  The cost of funds from and Federal Home Loan Bank borrowings decreased $80,000 during the period while interest paid on deposits increased $47,000 during the same period.

The Company’s average interest rate spread was 3.23% for the three months ended September 30, 2011, compared to 3.32% for the three months ended September 30, 2010.  The Company’s net interest margin was 3.69% for the three months ended September 30, 2011, compared to 3.79% for the three months ended September 30, 2010.  The decrease in net interest margin and average interest rate spread for the three month period is attributable primarily to the lower average interest rates on interest earning assets. While the interest rate spread and net interest margin decreased, net interest income increased primarily due to the increase in volume of average interest-earning assets.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Home Federal’s market area and other factors related to the collectability of Home Federal’s loan portfolio, a provision for loan losses of $86,000 was made during the three months ended September 30, 2011, compared to a $72,000 provision made during the three months ended September 30, 2010.  Home Federal’s allowance for loan losses was $928,000, or 0.72% of total loans, at September 30, 2011 compared to $842,000, or 0.56%, of total loans at September 30, 2010.  At September 30, 2010, Home Federal had two non-performing loans in the amount of $115,000.  At September 30, 2011, Home Federal had two non-performing loans in the amount of $89,000 and no other non-performing assets or troubled-debt restructurings.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future.

Non-interest Income

Total non-interest income amounted to $944,000 for the three months ended September 30, 2011, an increase of $110,000 compared to $834,000 for the same period in 2010.  The increase was primarily due to an increase of $56,000 in bank owned life insurance income, a $42,000 reversal of previously accrued Louisiana bank shares tax expense and an increase of $14,000 in gain on sale of loans, partially offset by a decrease of $26,000 in gain on sale of investments for the same period compared to 2010.

Non-interest Expense

Total non-interest expense increased $363,000, or 24.4%, for the three months ended September 30, 2011 compared to the prior year period.  The increase in non-interest expense was primarily due to an increase in compensation and benefits expense of $104,000, or 10.2%, as well as increases of $72,000 in occupancy and equipment expenses, $64,000 in franchise and bank taxes, $40,000 in data processing costs, $41,000 in advertising costs and $45,000 in legal expenses.

The increase in compensation and benefits expense was a result of normal compensation increases including stock options and recognition and retention plan expense and the hiring of additional commercial and residential loan officers.  The aggregate compensation expense recognized by the Company for its Stock Option, ESOP and Recognition and Retention Plans amounted to $42,000 and $34,000 for the three months ended September 30, 2011 and 2010, respectively.

The Louisiana bank shares tax is assessed on the Bank’s equity and earnings.  For the three months ended September 30, 2011 and 2010, the Company recognized franchise and bank shares tax expense of $95,000 and $31,000 respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Month Periods Ended September 30, 2011 and 2010 (continued)

Income Taxes

Income taxes amounted to $279,000 and $332,000 for the three months ended September 30, 2011 and 2010, respectively, resulting in effective tax rates of 25.8% and 34.0%, respectively. The reduction in effective income tax rates for the three months ended September 30, 2011, is primarily the result of non-taxable income which had the effect of a 1.8% reduction and the difference in capital gains and losses which had the effect of a 6.4% reduction.

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

	Three months ended September 30,
	2011			2010
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$77,897	$607	3.12%	$59,890	$725	4.84%
Loans receivable	134,591	2,262	6.72	105,518	1,798	6.82
Interest-earning deposits	12,232	5	.16	14,631	14	.38
Total interest-earning assets	224,720	2,874	5.12	180,039	2,537	5.64
Non-interest-earning assets	13,984			8,529
Total assets	$238,704			$188,568
Interest-bearing liabilities:
Savings accounts	7,012	7	.40	5,601	6	.43
NOW accounts	14,808	31	.84	7,671	6	.31
Money market accounts	34,193	65	.76	24,447	61	1.00
Certificate accounts	88,917	518	2.33	77,245	502	2.60
Total deposits	144,930	621	1.71	114,964	575	2.00
FHLB advances	24,271	177	2.92	28,661	258	3.60
Total interest-bearing liabilities	169,201	798	1.89%	143,625	833	2.32%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	17,360			9,639
Other liabilities	1,702			3,824
Total liabilities	188,263			157,088
Total Stockholders’ Equity(1)	50,441			31,480

Total liabilities and equity	$238,704			$188,568

Net interest-earning assets	$55,519			$36,414

Net interest income; average interest rate spread(2)		$2,076	3.23%		$1,704	3.32%

Net interest margin(3)			3.69%			3.79%

Average interest-earning assets to average interest-bearing liabilities			1.33%			1.25%
 __________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  Home Federal Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $1.1 million at September 30, 2011.

A significant portion of Home Federal Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents.  Home Federal Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At September 30, 2011, Home Federal Bank had $23.0 million in advances from the Federal Home Loan Bank of Dallas and had $119.9 million in additional borrowing capacity.  Additionally, at September 30, 2011, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $14.3 million. There were no amounts purchased under this agreement as of September 30, 2011.

At September 30, 2011, Home Federal Bank had outstanding loan commitments of $16.3 million to originate loans.  At September 30, 2011, certificates of deposit scheduled to mature in less than one year, totaled $41.3 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal, in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale as needed.

Home Federal Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively.  At September 30, 2011, Home Federal Bank exceeded each of its capital requirements with ratios of 17.26%, 17.26% and 35.11%, respectively.

Off-Balance Sheet Arrangements

At September 30, 2011, the Company did not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)            Not applicable.
(b)            Not applicable.
(c)            Not applicable.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                      [REMOVED AND RESERVED]

ITEM 5.                      OTHER INFORMATION

Not applicable.

ITEM 6.                      EXHIBITS

The following Exhibits are filed as part of this report:

No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Certification Pursuant to 18 U.S.C Section 1350

The following Exhibits are being furnished as part of this report:

No.	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*
_______________________
*
These interactive data files are being furnished as part of this Quarterly Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: November 14, 2011	By:	/s/Daniel R. Herndon
Daniel R. Herndon
President and Chief Executive Officer

Date: November 14, 2011	By:	/s/Clyde D. Patterson
Clyde D. Patterson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)