Form 10-Q
period 2011-12-31
Home Federal Bancorp, Inc. of Louisiana
filed 2012-02-13
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	December 31, 2011
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

(318) 222-1145
(Registrant’s telephone number, including area code)
N/A
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
Yes [ ] No [X]
Shares of common stock, par value $.01 per share, outstanding as of February 10, 2012: The registrant had 3,051,881 shares of common stock outstanding.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

ASSETS	December 31, 2011	June 30, 2011
	(In Thousands, Except Share Data)

Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $752 and $6,422 for December 31, 2011 and June 30, 2011, Respectively)	$6,259	$9,599
Securities Available-for-Sale	76,045	75,039
Securities Held-to-Maturity	5,279	5,725
Loans Held-for-Sale	12,599	6,653
Loans Receivable, Net of Allowance for Loan Losses of $1,116 and $842, Respectively	140,285	125,371
Accrued Interest Receivable	775	801
Premises and Equipment, Net	4,935	3,937
Bank Owned Life Insurance	5,747	5,639
Other Assets	504	556

Total Assets	$252,428	$233,320

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$173,462	$153,616
Advances from Borrowers for Taxes and Insurance	108	235
Advances from Federal Home Loan Bank of Dallas	25,612	26,891
Other Accrued Expenses and Liabilities	704	960
Deferred Tax Liability	237	435
Total Liabilities	200,123	182,137

STOCKHOLDERS’ EQUITY
Preferred Stock – 10,000,000 Shares of $.01 Par Value Authorized; None Issued and Outstanding	--	--
Common Stock – 40,000,000 Shares of $.01 Par Value Authorized; 3,051,881 Shares and 3,045,829 Shares Issued and Outstanding at December 31, 2011 and June 30, 2011, Respectively	32	32
Additional Paid-in Capital	30,969	30,880
Treasury Stock, at Cost – none at December 31, 2011 and June 30, 2011	--	--
Unearned ESOP Stock	(1,849)	(1,907)
Unearned RRP Trust Stock	(21)	(29)
Retained Earnings	21,898	20,781
Accumulated Other Comprehensive Income	1,276	1,426

Total Stockholders’ Equity	52,305	51,183

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$252,428	$233,320

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2011	2010	2011	2010
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, Including Fees	$2,507	$1,894	$4,769	$3,692
Investment Securities	16	12	80	24
Mortgage-Backed Securities	700	631	1,242	1,354
Other Interest-Earning Assets	3	7	8	11
Total Interest Income	3,226	2,544	6,099	5,081

INTEREST EXPENSE
Deposits	628	566	1,249	1,140
Federal Home Loan Bank Borrowings	161	238	337	495
Total Interest Expense	789	804	1,586	1,635
Net Interest Income	2,437	1,740	4,513	3,446

PROVISION FOR LOAN LOSSES	188	151	274	223
Net Interest Income after Provision for Loan Losses	2,249	1,589	4,239	3,223

NON-INTEREST INCOME
Gain on Sale of Loans	498	451	1,091	1,030
Gain on Sale of Investments	51	82	254	311
Income on Bank Owned Life Insurance	52	--	108	--
Other Income	101	247	192	273
Total Non-Interest Income	702	780	1,645	1,614

NON-INTEREST EXPENSE
Compensation and Benefits	1,205	984	2,326	2,001
Occupancy and Equipment	173	120	369	244
Data Processing	90	52	166	88
Audit and Examination Fees	65	52	115	106
Franchise and Bank Shares Tax	49	55	144	86
Advertising	76	121	136	139
Legal Fees	125	29	202	61
Loan and Collection	26	42	57	75
Deposit Insurance Premium	28	31	53	59
Other Expense	117	124	238	241
Total Non-Interest Expense	1,954	1,610	3,806	3,100
Income Before Income Taxes	997	759	2,078	1,737

PROVISION FOR INCOME TAX EXPENSE	317	257	596	589
Net Income	$680	$502	$1,482	$1,148
EARNINGS PER COMMON SHARE:
Basic	$0.24	$0.17	$0.52	$0.39
Diluted	$0.23	$0.17	$0.51	$0.39
DIVIDENDS DECLARED	$0.06	$0.06	$0.12	$0.12

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
				(In Thousands)
BALANCE – June 30, 2010	$14	$13,655	$(826)	$(145)	$20,665	$(2,094)	$2,096	$33,365

Common Stock Issuance	20	18,253	(1,167)					17,106
Net Income	--	--	--	--	1,148	--	--	1,148
Other Comprehensive Loss:
Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	--	(998)	(998)

RRP Shares Earned	--	--	--	116	--	--	--	116

Stock Options Vested	--	11	--	--	--	--	--	11

ESOP Compensation Earned	--	(1)	28	--	--	--	--	27

Dividends Declared	--	--	--	--	(145)	--	--	(145)

Treasury Stock Retirement	(2)	(826)	--	--	(1,312)	2,140	--	--
Acquisition Treasury Stock	--	--	--	--	--	(46)	--	(46)

BALANCE – December 31, 2010	$32	$31,092	$(1,965)	$_ (29)	$20,356	$--	$1,098	$50,584

BALANCE – June 30, 2011	$32	$30,880	$(1,907)	$(29)	$20,781	$--	$1,426	$51,183

Common Stock Issuance	--	66	--	--	--	--	--	66

Net Income	--	--	--	--	1,482	--	--	1,482
Other Comprehensive Loss:
Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	--	(150)	(150)

RRP Shares Earned	--	--	--	8	--	--	--	8

Stock Options Vested	--	5	--	--	--	--	--	5

ESOP Compensation Earned	--	18	58	--	--	--	--	76

Dividends Declared	--	--	--	--	(365)	--	--	(365)

BALANCE – December 31, 2011	$32	$30,969	$(1,849)	$21	$21,898	$--	$1,276	$52,305

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2011	2010
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,482	$1,148
Adjustments to Reconcile Net Income to Net
Cash (Used in) Provided by Operating Activities
Net Amortization and Accretion on Securities	(41)	(123)
Gain on Sale of Securities	(254)	(311)
Gain on Sale of Loans	(1,091)	(1,030)
Amortization of Deferred Loan Fees	(307)	(35)
Depreciation of Premises and Equipment	108	85
ESOP Expense	77	27
Stock Option Expense	5	11
Recognition and Retention Plan Expense	3	16
Deferred Income Tax	(121)	(80)
Provision for Loan Losses	274	223
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(61,309)	(74,741)
Loans Held-for-Sale – Sale and Principal Repayments	56,455	83,723
Accrued Interest Receivable	25	(60)
Other Operating Assets	52	27
Other Operating Liabilities	(251)	(1,558)

Net Cash (Used in) Provided by Operating Activities	(4,893)	7,322

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(15,348)	(18,395)
Deferred Loan Fees Collected	467	67
Acquisition of Premises and Equipment	(1,106)	(971)
Activity in Available-for-Sale Securities:
Proceeds from Sales of Securities	39,912	6,805
Principal Payments on Mortgage-Backed Securities	7,238	8,609
Purchases of Securities	(48,095)	(3,967)
Activity in Held-to-Maturity Securities:
Redemption Proceeds	--	558
Principal Payments on Mortgage-Backed Securities	525	49
Purchases of Securities	(71)	(253)
Increase in cash surrender value on Bank Owned Life Insurance	(108)	--

Net Cash Used in Investing Activities	(16,586)	(7,498)

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	December 31,
	2011	2010
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$19,845	$15,256
Proceeds from Federal Home Loan Bank Advances	16,500	--
Repayments of Advances from Federal Home Loan Bank	(17,780)	(5,526)
Net Decrease in Mortgage-Escrow Funds	(127)	(79)
Dividends Paid	(365)	(145)
Acquisition of Treasury Stock	--	(46)
Gross Proceeds from Stock Issuance	66	18,285

Net Cash Provided by Financing Activities	18,139	27,745

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,340)	27,569

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	9,599	8,837

CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,259	$36,406

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$1,605	$1,661
Income Taxes Paid	656	677
Market Value Adjustment for Gain (Loss) on Securities
Available-for-Sale	(227)	(1,512)

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (“Home Federal Bank” or the “Bank”).  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six month period ended December 31, 2011, is not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2012.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2011.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Nature of Operations

On December 22, 2010, Home Federal Bank, completed its second step conversion and reorganization from the mutual holding company form of organization to the fully public stock holding structure and formed Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation to serve as the stock holding company for the Bank.  In connection with the conversion and reorganization, the Company sold 1,945,220 shares of its common stock in a subscription and community offering and syndicated community offering at a price of $10.00 per share.  The Company also issued approximately 1,100,609 shares of common stock and cash in lieu of fractional shares in exchange for shares of the former holding company, other than shares held by Home Federal Mutual Holding Company of Louisiana and treasury stock, which were cancelled. The Company received net proceeds of $18.0 million, after offering expenses. The Bank is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  Services are provided to its customers by four full-service banking offices and one agency office, which are located in Caddo and Bossier Parishes, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of December 31, 2011, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which is currently inactive.

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

2.           Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$842	$41	$--	$883
FNMA Mortgage-Backed Certificates	27,255	2,168	--	29,423
GNMA Mortgage-Backed Certificates	44,723	1	287	44,437

Total Debt Securities	72,820	2,210	287	74,743

Equity Securities
176,612 Shares, AMF ARM Fund	1,291	11	--	1,302

Total Securities Available-for-Sale	$74,711	$2,221	$287	$76,045

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$131	$20	$--	$151
FNMA Mortgage-Backed Certificates	3,486	141	--	3,627
FHLMC Mortgage-Backed Certificates	21	1	--	22

Total Debt Securities	3,638	162	--	3,800
Equity Securities (Non-Marketable)
13,906 Shares – Federal Home Loan Bank	1,391	--	--	1,391
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	1,641	--	--	1,641

Total Securities Held-to-Maturity	$5,279	$162	$--	$5,441

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.           Securities (continued)

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$1,904	$103	$--	$2,007
FNMA Mortgage-Backed Certificates	32,806	1,832	--	34,638
GNMA Mortgage-Backed Certificates	104	1	--	105
Government Agency Notes	36,774	207	--	36,981
Total Debt Securities	71,588	2,143	--	73,731

Equity Securities
176,612 Shares, AMF ARM Fund	1,291	17	--	1,308

Total Securities Available-for-Sale	$72,879	$2,160	$--	$75,039

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$145	$22	$--	$167
FNMA Mortgage-Backed Certificates	3,988	2	112	3,878
FHLMC Mortgage-Backed Certificates	22	1	--	23

Total Debt Securities	4,155	25	112	4,068

Equity Securities (Non-Marketable)
13,195 Shares – Federal Home Loan Bank	1,320	--	--	1,320
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	1,570	--	--	1,570

Total Securities Held-to-Maturity	$5,725	$25	$112	$5,638

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2011, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Within One Year or Less	$--	$--	$--	$--
One through Five Years	--	--	20	20
After Five through Ten Years	552	564	116	128
Over Ten Years	72,268	74,179	3,502	3,652

Total	$72,820	$74,743	$3,638	$3,800

For the six months ended December 31, 2011, proceeds from the sale of securities available-for-sale amounted to $39.9 million. Gross realized gains amounted to $254,000 or the six months ended December 31, 2011.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.           Securities (continued)

The following tables show information pertaining to gross unrealized losses on securities available-for-sale and held-to-maturity at December 31, 2011 and June 30, 2011, respectively, aggregated by investment category and length of time that individual securities have been in a continuous loss position.  There were no unrealized losses on securities available-for-sale at June 30, 2011, and there were no unrealized losses on securities held-to-maturity at December 31, 2011.

December 31, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Available-for-Sale:

Debt Securities
Mortgage-Backed Securities	$287	$44,338	$--	$--
Marketable Equity Securities	--	--	--	--

Total Securities Available-for-Sale	$287	$44,338	$--	$--

June 30, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Held-to-Maturity:

Debt Securities
Mortgage-Backed Securities	$112	$3,816	$--	$--
Marketable Equity Securities	--	--	--	--

Total Securities Held-to-Maturity	$112	$3,816	$--	$--

The Company’s investment in equity securities consists primarily of FHLB stock, a $1.3 million (book value) investment in an adjustable-rate mortgage fund (referred to as the ARM Fund) and shares of First National Bankers Bankshares, Inc. (“FNBB”).  The fair value of the ARM Fund has traditionally correlated with the interest rate environment.  At December 31, 2011, the unrealized gain on this investment was $11,000.  Management monitors its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

At December 31, 2011, securities with a carrying value of $21.3 million were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $67.5 million were pledged to secure FHLB advances.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Loans Receivable

Loans receivable are summarized as follows:

		December 31, 2011	June 30, 2011
		(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential		$48,828	$45,567
Commercial		34,228	32,763
Multi-Family Residential		13,006	8,360
Land		11,738	11,254
Construction		13,060	10,325
Equity and Second Mortgage		1,296	1,519
Equity Lines of Credit		6,351	5,974
Total Mortgage Loans		128,507	115,762
Commercial Loans		12,859	10,237
Consumer Loans
Loans on Savings Accounts		306	328
Automobile and Other Consumer Loans		166	163
Total Consumer and Other Loans		472	491
Total Loans		141,838	126,490

Less:	Allowance for Loan Losses	(1,116)	(842)
Unamortized Loan Fees		(437)	(277)
Net Loans Receivable		$140,285	$125,371

Following is a summary of changes in the allowance for loan losses:

	Six Months Ended December 31,
	2011	2010
	(In Thousands)

Balance - Beginning of Year	$842	$489
Provision for Loan Losses	274	223
Loan Charge-Offs	--	--

Balance - End of Year	$1,116	$712

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

The following tables present the grading of loans, segregated by class of loans, as of December 31, 2011 and June 30, 2011:

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$48,611	$14	$203	$--	$48,828
Commercial	34,228	--	--	--	34,228
Multi-Family Residential	13,006	--	--	--	13,006
Land	11,738	--	--	--	11,738
Construction	13,060	--	--	--	13,060
Equity and Second Mortgage	1,296	--	--	--	1,296
Equity Lines of Credit	6,351	--	--	--	6,351
Commercial Loans	12,859	--	--	--	12,859
Consumer Loans	472	--	--	--	472
Total	$141,621	$14	$203	$--	$141,838

June 30, 2011	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$45,353	$100	$114	$--	$45,567
Commercial	32,763	--	--	--	32,763
Multi-Family Residential	8,360	--	--	--	8,360
Land	11,254	--	--	--	11,254
Construction	10,325	--	--	--	10,325
Equity and Second Mortgage	1,519	--	--	--	1,519
Equity Lines of Credit	5,974	--	--	--	5,974
Commercial Loans	10,237	- -	--	--	10,237
Consumer Loans	491	--	--	--	491
Total	$126,276	$100	$114	$--	$126,490

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

The following tables present an aging analysis of past due loans, segregated by class of loans, as of December 31, 2011 and June 30, 2011:

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,527	$1,007	$203	$2,737	$46,091	$48,828	$203
Commercial	--	--	--	--	34,228	34,228	--
Multi-Family Residential	--	--	--	--	13,006	13,006	--
Land	--	--	--	--	11,738	11,738	--
Construction	--	--	--	--	13,060	13,060	--
Equity and Second Mortgage	--	--	--	--	1,296	1,296	--
Equity Lines of Credit	--	--	--	--	6,351	6,351	--
Commercial Loans	--	--	--	--	12,859	12,859	--
Consumer Loans	--	--	--	--	472	472	--
Total	$1,527	$1,007	$203	$2,737	$139,101	$141,838	$203

June 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$ 1,987	$480	$114	$2,581	$42,986	$45,567	$99
Commercial	--	--	--	--	32,763	32,763	--
Multi-Family Residential	--	--	--	--	8,360	8,360	--
Land	--	--	--	--	11,254	11,254	--
Construction	--	--	--	--	10,325	10,325	--
Equity and Second Mortgage	--	--	--	--	1,519	1,519	--
Equity Lines of Credit	--	--	--	--	5,974	5,974	--
Commercial Loans	--	--	--	--	10,237	10,237	--
Consumer Loans	--	--	--	--	491	491	--
Total	$1,987	$480	$114	$2,581	$123,909	$126,490	$99

Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings and classified as impaired.  There were no troubled debt restructurings as of December 31, 2011 or 2010.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Loans Receivable (continued)

Credit Quality Indicators (continued)

The allowance for loan losses and recorded investment in loans for the six months ended December 31, 2011 and the year ended June 30, 2011, was as follows:

	Real Estate Loans
December 31, 2011	Residential	Commercial	Multi- Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$110	$125	$140	$150	$130	$--	$175	$12	$842
Charge-Offs	--	--	--	--	--	--	--	--	--
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	115	(65)	(37)	230	(14)	--	48	(3)	274
Ending Balances	$225	$60	$103	$380	$116	$--	$223	$9	$1,116

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	225	60	103	380	116	--	223	9	1,116

Loans Receivable:
Ending Balances - Total	$48,828	$34,228	$13,006	$11,738	$13,060	$7,647	$12,859	$472	$141,838
Ending Balances:
Evaluated for Impairment:
Individually	217	--	--	--	--	--	--	--	217
Collectively	$48,611	$34,228	$13,006	$11,738	$13,060	$7,647	$12,859	$472	$141,621

	Real Estate Loans
June 30, 2011	Residential	Commercial	Multi- Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$30	$95	$70	$75	$74	$--	$140	$5	$489
Charge-Offs	--	--	--	--	--	--	--	--	--
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	80	30	70	75	56	--	35	7	353
Ending Balances	$110	$125	$140	$150	$130	$--	$175	$12	$842

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	110	125	140	150	130	--	175	12	842

Loans Receivable:
Ending Balances - Total	$45,567	$32,763	$8,360	$11,254	$10,325	$7,493	$10,237	$491	$126,490
Ending Balances:
Evaluated for Impairment:
Individually	15	--	--	--	--	--	--	--	15
Collectively	$45,552	$32,763	$8,360	$11,254	$10,325	$7,493	$10,237	$491	$126,475

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present loans individually evaluated for impairment, segregated by class of loans, as of December 31, 2011 and June 30, 2011:

December 31, 2011	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$217	$217	$--	$217	$--	$217
Commercial	--	--	--	--	--	--
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	--	--	--	--	--	--
Consumer Loans	--	--	--	--	--	--

Total	$217	$217	$--	$217	$--	$217

June 30, 2011	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$15	$15	$--	$15	$--	$15
Commercial	--	--	--	--	--	--
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	--	--	--	--	--	--
Consumer Loans	--	--	--	--	--	--
Total	$15	$15	$--	$15	$--	$15

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status. There were no loans in non-accrual status at December 31, 2011.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.           Earnings Per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Prior period share amounts were adjusted for comparability using the conversion ratio of 0.9110 due to completion of second step offering on December 22, 2010. Earnings per share for the three and six months ended December 31, 2011 and 2010 were calculated as follows:

	Three Months Ended December 31, 2011		Three Months Ended December 31, 2010
	Basic	Diluted	Basic	Diluted
	(In Thousands, Except Share Data)

Net income (loss)	$680	$680	$502	$502
Weighted average shares outstanding	2,866	2,866	2,965	2,965
Effect of unvested common stock awards	--	33	--	--
Adjusted weighted average shares used in earnings per share computation	2,866	2,899	2,965	2,965
Earnings (loss) per share	$0.24	$0.23	$0.17	$0.17

	Six Months Ended December 31, 2011		Six Months Ended December 31, 2010
	Basic	Diluted	Basic	Diluted
	(In Thousands, Except Share Data)

Net income (loss)	$1,482	$1,482	$1,148	$1,148
Weighted average shares outstanding	2,862	2,862	2,962	2,962
Effect of unvested common stock awards	--	31	--	--
Adjusted weighted average shares used in earnings per share computation	2,862	2,893	2,962	2,962
Earnings (loss) per share	$0.52	$0.51	$0.39	$0.39

For the three months ended December 31, 2011 and 2010, there were outstanding options to purchase 152,816 and 174,389 shares, respectively, at a weighted average exercise price of $10.83 per share and for the six months ended December 31, 2011 and 2010, there were outstanding options to purchase 154,856 and 168,429 shares, respectively, at a weighted average exercise price of $10.83 per share. For the quarter ended December 31, 2011, 33,408 options were included in the computation of diluted earnings per share.

5.           Stock-Based Compensation

Recognition and Retention Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement (the “2005 Recognition Plan”) as an incentive to retain personnel of experience and ability in key positions.  The aggregate number of shares of the Company’s common stock subject to award under the 2005 Recognition Plan totaled 63,547 shares (as adjusted).  As the shares were acquired for the 2005 Recognition Plan, the purchase price of these shares was recorded as a contra equity account.  As the shares are distributed, the contra equity account is reduced.  During the six months ended December 31, 2011, 561 shares vested and were released from the 2005 Recognition Plan Trust and 2,247 shares remained in the 2005 Recognition Plan Trust at December 31, 2011.

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement (the “2011 Recognition Plan” together with the 2005 Recognition  Plan, the  “Recognition  Plan”) as  an  incentive  to  retain  personnel  of  experience and ability in key positions.  The aggregate number of shares of the Company’s common stock available for award under the 2011 Recognition Plan totaled 77,808 shares.  As of December 31, 2011, no shares were awarded under the 2011 Recognition Plan.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.           Stock-Based Compensation (continued)

Recognition and Retention Plan (continued)

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

The present cost associated with the 2005 Recognition Plan is based on a share price of $10.93 (as adjusted), which represent the market price of the Company’s stock on August 19, 2010, the date on which the 2005 Recognition Plan shares were granted, as adjusted for the exchange ratio of 0.9110 on December 22, 2010.  The cost is recognized over the five year vesting period.

Stock Option Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the “2005 Option Plan”) for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2005 Option Plan totaled 158,868 (as adjusted).  Both incentive stock options and non-qualified stock options may be granted under the 2005 Option Plan.

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan (the “2011 Option Plan”) for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2011 Option Plan totaled 194,522.  Both incentive stock options and non-qualified stock options may be granted under the Option Plan.  As of December 31, 2011, no options had been granted under the 2011 Option Plan.

On August 18, 2005, the Company granted 158,868 (as adjusted) options to directors and employees.  Under the 2005 Option Plan, the exercise price of each option cannot be less than the fair market value of the underlying common stock as of the date of the option grant, which was $10.82 (as adjusted), and the maximum term is ten years.  On August 19, 2010, 21,616 options, which had been forfeited, were granted at an exercise price of $10.93 per share. Incentive stock options and non-qualified stock options granted under the 2005 Option Plan become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted.  No vesting shall occur after an employee’s employment or service as a director is terminated.  As of December 31, 2011, 2,133 stock options were available for future grant under the 2005 Option Plan.  In the event of the death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable.  The Company accounts for the Option Plan under the guidance of FASB ASC Topic 718, Compensation – Stock Compensation.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.           Fair Value of Financial Instruments (continued)

The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.           Fair Value of Financial Instruments (continued)

The carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2011		June 30, 2011
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$6,259	$6,259	$9,599	$9,599
Securities Available-for-Sale	76,045	76,045	75,039	75,039
Securities to be Held-to-Maturity	5,279	5,441	5,725	5,638
Loans Held-for-Sale	12,599	12,599	6,653	6,653
Loans Receivable	140,285	155,856	125,371	138,168

Financial Liabilities
Deposits	173,462	186,159	153,616	157,840
Advances from FHLB	25,612	27,151	26,891	27,826

Off-Balance Sheet Items
Mortgage Loan Commitments	155	155	189	189

The estimated fair values presented above could be materially different than net realizable value and are only indicative of the individual financial instrument’s fair value.  Accordingly, these estimates should not be considered an indication of the fair value of the Company taken as a whole.

7.           Fair Value Disclosures

Effective July 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurement, now codified in FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820").  ASC 820 affirms a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 was issued to establish a uniform definition of fair value.  The definition of fair value is market-based as opposed to company-specific, and includes the following:

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

7.           Fair Value Disclosures (continued)

ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy favors the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

•	Level 1 – Fair value is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets in which the Company can participate.

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

Fair values of assets and liabilities measured on a recurring basis at December 31, 2011 and June 30, 2011 are as follows:

	Fair Value Measurements Using:
December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC Mortgage-Backed Certificates	$--	$883	$883
FNMA Mortgage-Backed Certificates	--	29,423	29,423
GNMA Mortgage-Backed Certificates	--	44,437	44,437
Equity Securities
ARM Fund	1,302	--	1,302

Total	$1,302	$74,743	$76,045

	Fair Value Measurements Using:
June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC Mortgage-Backed Certificates	$--	$2,007	$2,007
FBNA Mortgage-Backed Certificates	--	34,638	34,638
GNMA Mortgage-Backed Certificates	--	105	105
Government Agency Notes	--	36,981	36,981
Equity Securities
ARM Fund	1,308	--	1,308

Total	$1,308	$73,731	$75,039

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

Discussion of Financial Condition Changes from June 30, 2011 to December 31, 2011

At December 31, 2011, total assets amounted to $252.4 million compared to $233.3 million at June 30, 2011, an increase of approximately $19.1 million, or 8.2%.  This increase was primarily due to an increase in investment securities of $560,000, or 0.7%, an increase in loans receivable, net, of $14.9 million, or 11.9%, and an increase in loans held-for-sale of $5.9 million or 89.4%.  The increase in loans held-for-sale reflects an increase in residential mortgage loan originations during the six months ended December 31, 2011.  In addition, a slight increase in receivables from financial institutions purchasing the Company’s loans held-for-sale contributed to this increase.

The increase in loans was primarily due to the origination of new loans by the mortgage lending department. Construction loans increased principally as a result of one hotel development on which we are the lead lender and have sold a participation interest.  The increase in securities was primarily due to new security acquisitions during the six months ended December 31, 2011, of $48.2 million, partially offset by normal principal paydowns and sales amounting to $47.4 million and a decrease in the fair value of securities of $227,000. In August 2011, after the Federal Open Market Committee announced that it anticipated economic conditions, including low rates of resource utilization and a subdued outlook for inflation over the medium term, are likely to warrant exceptionally low levels for the federal funds rate at least through mid-2013, we discontinued our interest rate risk laddering strategy and invested  in  long-term, higher yielding mortgage backed securities with a structured adjustable  rate  note.  At December 31, 2011, the Company had $203,000 of non-performing assets or 0.08% of total assets at such date, compared to $114,000 or 0.05% of total assets at June 30, 2011. Our non-performing assets at December 31, 2011 consisted of two loans purchased from a mortgage originator from which we historically purchased loans secured by single-family housing primarily located in predominantly rural areas of Texas and to a lesser extent, Tennessee, Arkansas, Alabama, Louisiana and Mississippi. No such mortgage loans have been purchased since fiscal 2009. The loans were generally secured by rural properties and the seller retained servicing rights. Although the loans were originated with fixed-rates, the Company receives an adjustable-rate of interest equal to the Federal Housing Finance Board rate, with rate floors and ceilings of approximately 5.0% and 8.0%, respectively. Under the terms of the loan agreements, as currently modified, the seller must repurchase or replace any loan that becomes more than 180 days delinquent. At December 31, 2011, we had approximately $8.6 million of such loans in our portfolio with an average contractual remaining term of approximately 20.8 years.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2011 to December 31, 2011 (continued)

The Company’s total liabilities amounted to $200.1 million at December 31, 2011, an increase of approximately $18.0 million, or 9.9%, compared to total liabilities of $182.1 million at June 30, 2011.  The primary reason for the increase in liabilities was due to an increase in deposits of $19.8 million, or 12.9%, partially offset by a $1.3 million, or 4.8%, decrease in advances from the Federal Home Loan Bank of Dallas, a $256,000, or 26.7%, decrease in other accrued expenses and liabilities, a $198,000, or 45.5% decrease in deferred tax liability and a $127,000, or 54.0% decrease in advances from borrowers for taxes and insurance.

Stockholders’ equity increased $1.1 million, or 2.2%, to $52.3 million at December 31, 2011 compared to $51.2 million at June 30, 2011.  This increase was primarily the result of the recognition of net income of $1.5 million for the six months ended December 31, 2011, the distribution of shares associated with the Company’s stock compensation plans of $90,000 and proceeds from the issuance of common stock from the exercise of stock options of $66,000.  These increases were partially offset by dividends of $365,000 paid during the six months ended December 31, 2011 and a decrease of $150,000 in the Company’s accumulated other comprehensive income.

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency (“OCC”).  At December 31, 2011, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2011 and 2010

General

Net income amounted to $680,000 for the three months ended December 31, 2011 compared to $502,000 for the same period in 2010, an increase of $178,000, or 35.5%.  The increase was primarily due to a $697,000, or 40.1%, increase in net interest income for the three months ended December 31, 2011 compared to the same period in 2010, partially offset by increases of $344,000 in non-interest expense, $60,000 in income taxes, and $37,000 in the provision for loan losses and by a $78,000 decrease in non-interest income for the 2011 period compared to the same period in 2010.  The increase in net interest income for the three months ended December 31, 2011 was primarily due to an increase in interest income and fees from higher loan originations as a result of the hiring of additional loan officers since 2010, and a decrease in the Company’s cost of funds for the three months ended December 31, 2011, compared to the prior year period.  The increase in non-interest expense was primarily due to an increase in compensation and benefits expense and other expenses associated with the Company’s growth, including the hiring of officers in connection with the commencement of commercial lending activities and the expansion and improvement of the Company's offices.

Net income amounted to $1.5 million for the six months ended December 31, 2011 compared to net income of $1.1 million for the same period in 2010, an increase of $334,000, or 29.1%.  The increase was primarily due to a $1.1 million, or 31.0%, increase in net interest income for the six months ended December 31, 2011 compared to the same period in 2010, and a $31,000, or 1.9% increase in non-interest income for the 2011 period compared to the same period in 2010.  The changes were partially offset by increases of $706,000, or 22.8% in non-interest expense, $51,000, or 22.9% in the provision for loan losses and $7,000, or 1.2%, in  income tax  expense.  The increase in net interest income for the six months ended December 31, 2011 was primarily due to an increase in interest income and fees from higher loan originations as a result of the hiring of additional commercial and residential loan officers since 2010, and a decrease in the Company’s cost of funds for the six months ended December 31, 2011, compared to the prior year period.  The increase in non-interest expense was primarily due to an increase in compensation and benefits expense of $325,000, or 16.2%, and other expenses associated with the Company’s growth, including a $125,000 increase in occupancy and equipment expense in connection with the expansion and improvement of the Company's offices.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2011 and 2010 (continued)

Net Interest Income

Net interest income for the three months ended December 31, 2011 was $2.4 million, an increase of $697,000, or 40.1%, in comparison to $1.7 million for the three months ended December 31, 2010.  This increase was primarily due to an increase of $682,000 in total interest income and a decrease of $15,000 in the Company’s cost of funds.  The increase in total interest income was primarily due to an increase in interest income generated from loans of $613,000, and an increase in interest income from mortgage-backed securities of $69,000. The cost of funds from and Federal Home Loan Bank borrowings decreased $77,000, or 32.4% during the period while interest paid on deposits increased $62,000, or 11.0% during the same period.

Net interest income for the six months ended December 31, 2011 was $4.5 million, an increase of $1.1 million, or 31.0%, in comparison to $3.4 million for the six months ended December 31, 2010.  This increase was primarily due to an increase of $1.0 million in total interest income and a decrease of $49,000 in the Company’s cost of funds.  The increase in total interest income was primarily due to an increase in interest income generated from loans of $1.1 million, or 29.2%, and an increase in interest income from investment securities of $56,000, partially offset by decreases in interest income from mortgage-backed securities of $112,000.  The cost of funds from and Federal Home Loan Bank borrowings decreased $158,000, or 31.9% during the period while interest paid on deposits increased $109,000, or 9.6%, during the same period.

The Company’s average interest rate spread was 3.69% and 3.47% for the three and six months ended December 31, 2011, respectively, compared to 3.10% and 3.21% for the three and six months ended December 31, 2010, respectively.  The Company’s net interest margin was 4.09% and 3.90% for the three and six months ended December 31, 2011, respectively, compared to 3.65% and 3.72% for the three and six months ended December 31, 2010, respectively.  The increase in net interest margin and average interest rate spread for the three and six month periods is attributable primarily to a higher volume of interest earning assets at relatively stable rates.  Net interest income also increased primarily due to the increase in volume of average interest-earning assets.  The increases in average interest rate spread and net interest income was also influenced by decreases in the average rates paid on interest bearing liabilities.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Home Federal’s market area and other factors related to the collectability of Home Federal’s loan portfolio, a provision for loan losses of $188,000 and $274,000 was made during the three and six months ended December 31, 2011, respectively, compared to a $151,000 and $223,000 provision made during the three and six months ended December 31, 2010, respectively.  Home Federal’s allowance for loan losses was $1.1 million, or 0.79% of total loans, at December 31, 2011 compared to $842,000, or 0.63%, of total loans at December 31, 2010.  At December 31, 2011, Home Federal had two non-performing loans in the amount of $203,000 and no other non-performing assets or troubled-debt restructurings.  At December 31, 2010, Home Federal had two non-performing loans in the amount of $114,000.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2011 and 2010 (continued)

Non-interest Income

Total non-interest income amounted to $702,000 for the three months ended December 31, 2011, a decrease of $78,000 compared to $780,000 for the same period in 2010.  The decrease was primarily due to decreases of $31,000 in gain on sale of investments and $146,000 in other non-interest income, partially offset by increases of $47,000 in gain on sale of loans and $52,000 in bank owned life insurance income compared to the same period in 2010.  The decrease in other non-interest income occurred primarily as the result of a bank shares tax accrual reversal that occurred in 2010 which was not similarly recorded in 2011.

Total non-interest income amounted to $1.6 million for the six months ended December 31, 2011, an increase of $31,000 compared to the same period in 2010.  The increase was primarily due to increases of $61,000 in gain on loans held for sale and $108,000 in income from bank owned life insurance, partially offset by decreases of $57,000 in gain on sale of investments and $81,000 in other non-interest income.  Similar to the quarterly results ended December 31, 2011, the decrease in other non-interest income was affected by the bank shares tax accrual reversal that occurred in 2010.

Non-interest Expense

Total non-interest expense increased $344,000, or 21.4%, for the three months ended December 31, 2011 compared to the prior year period.  The increase in non-interest expense was primarily due to an increase in compensation and benefits expense of $221,000, or 22.5%, over the prior year period and increases of $53,000 in occupancy and equipment expenses and $96,000 in legal expenses.

Total non-interest expense increased $706,000, or 22.8%, for the six months ended December 31, 2011 compared to the prior year period.  The increase in non-interest expense was primarily due to an increase in compensation and benefits expense of $325,000, or 16.2%, as well as increases of $125,000 in occupancy and equipment expenses, $58,000 in franchise and bank taxes, $78,000 in data processing costs, and $141,000 in legal expenses.

The increase in compensation and benefits expense was a result of normal compensation increases including stock options and recognition and retention plan expense and the hiring of additional commercial and residential loan officers.  The aggregate compensation expense recognized by the Company for its Stock Option, ESOP and Recognition and Retention Plans amounted to $43,000 and $85,000 for the three and six months ended December 31, 2011 and $21,000 and $55,000 for the three and six months ended December 31, 2010, respectively.

The Louisiana bank shares tax is assessed on the Bank’s equity and earnings.  For the three and six months ended December 31, 2011, the Company recognized franchise and bank shares tax expense of $49,000 and $144,000 respectively compared to $55,000 and $86,000 for the same periods in 2010.

Income Taxes

Income taxes amounted to $317,000 and $596,000 for the three and six months ended December 31, 2011, respectively, resulting in effective tax rates of 31.8% and 28.7%, respectively. Income taxes amounted to $257,000 and $589,000 for the three and six months ended December 31, 2010, respectively, resulting in effective tax rates of 34.0% for both periods.  The reduction in effective income tax rates for the three and six months ended December 31, 2011, is primarily the result of non-taxable income which had the effect of a 1.8% and 1.8% reduction, respectively, and the difference in capital gains and losses which had the effect of a 0.4% and 3.5%, reduction, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2011 and 2010 (continued)

Average Balances, Net Interest Income, Yields Earned and Rates Paid.  The following tables show for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Three months ended December 31,
	2011			2010
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$81,196	$716	3.53%	$54,321	$643	4.73%
Loans receivable	151,798	2,507	6.61	113,829	1,894	6.66
Interest-earning deposits	5,533	3	0.22	22,656	7	0.12
Total interest-earning assets	238,527	3,226	5.41	190,806	2,544	5.33
Non-interest-earning assets	13,285			11,746
Total assets	$251,812			$202,552
Interest-bearing liabilities:
Savings accounts	6,075	22	1.45	6,088	6	0.39
NOW accounts	16,901	21	0.50	6,575	7	0.43
Money market accounts	37,380	53	0.57	26,704	65	0.97
Certificate accounts	94,821	532	2.25	77,913	488	2.51
Total deposits	155,177	628	1.62	117,280	566	1.93
FHLB advances	28,211	161	2.27	26,654	238	3.56
Total interest-bearing liabilities	183,388	789	1.72%	143,934	804	2.23%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	15,698			14,739
Other liabilities	1,737			2,650
Total liabilities	200,823			161,323
Total Stockholders’ Equity(1)	50,989			41,229

Total liabilities and equity	$251,812			$202,552

Net interest-earning assets	$55,139			$46,872

Net interest income; average interest rate spread(2)		$2,437	3.69%		$1,740	3.10%

Net interest margin(3)			4.09%			3.65%

Average interest-earning assets to average interest-bearing liabilities			130.07%			132.56%
 __________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2011 and 2010 (continued)
	Six months ended December 31,
	2011			2010
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$79,547	$1,322	3.32%	$57,050	$1,378	4.83%
Loans receivable	143,194	4,769	6.66	109,673	3,692	6.73
Interest-earning deposits	8,883	8	0.18	18,644	11	0.12
Total interest-earning assets	231,624	6,099	5.27	185,367	5,081	5.48
Non-interest-earning assets	13,634			10,137
Total assets	$245,258			$195,504
Interest-bearing liabilities:
Savings accounts	6,544	29	0.89	5,844	12	0.41
NOW accounts	15,854	53	0.67	7,207	14	0.39
Money market accounts	35,787	117	0.65	25,493	124	0.97
Certificate accounts	91,869	1,050	2.29	77,579	990	2.55
Total deposits	150,054	1,249	1.66	116,123	1,140	1.97
FHLB advances	26,241	337	2.57	27,657	495	3.57
Total interest-bearing liabilities	176,295	1,586	1.80%	143,780	1,635	2.27%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	16,529			12,189
Other liabilities	1,720			3,237
Total liabilities	194,544			159,206
Total Stockholders’ Equity(1)	50,714			36,298

Total liabilities and equity	$245,258			$195,504

Net interest-earning assets	$55,329			$41,587

Net interest income; average interest rate spread(2)		$4,513	3.47%		$3,446	3.21%

Net interest margin(3)			3.90%			3,72%

Average interest-earning assets to average interest-bearing liabilities			131.38%			128.92%
 __________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.
Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  Home Federal Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $752,000 at December 31, 2011.

A significant portion of Home Federal Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents.   Home Federal Bank’s  primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds. At December 31, 2011, Home Federal Bank had $25.6 million in advances from the Federal Home Loan Bank of Dallas and had $98.0 million in additional borrowing capacity.  Additionally, at December 31, 2011, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $14.3 million. There were no amounts purchased under this agreement as of December 31, 2011.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2011 and 2010 (continued)

At December 31, 2011, Home Federal Bank had outstanding loan commitments of $15.5 million to originate loans.  At December 31, 2011, certificates of deposit scheduled to mature in less than one year, totaled $39.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal, in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale as needed.

Home Federal Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively.  At December 31, 2011, Home Federal Bank exceeded each of its capital requirements with ratios of 16.83%, 16.83% and 33.06%, respectively.

Off-Balance Sheet Arrangements

At December 31, 2011, the Company did not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           Not applicable.
(b)           Not applicable.
(c)           Purchases of Equity Securities

The following table presents the purchasing activity of the 2011 Recognition and Retention Plan Trust during the three month period ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2011 – October 31, 2011	--	$--	--	--
November 1, 2011 – November 30, 2011	--	--	--	--
December 1, 2011 – December 31, 2011	--	--	--	77,808
Total	--	--	--	77,808

Notes to this table:
(a)
The Company's 2011 Recognition and Retention Plan was authorized to purchase up to a maximum of 77,808 shares of common stock, or 4.0% of the common stock sold in the offering completed on December 22, 2010, as disclosed in the Company's prospectus dated November 5, 2010, and announced by press release on December 27, 2011.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                      MINE SAFETY DISCLOSURES

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
______________________
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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: February 10, 2012	By:	/s/Daniel R. Herndon
Daniel R. Herndon
President and Chief Executive Officer

Date: February 10, 2012	By:	/s/Clyde D. Patterson
Clyde D. Patterson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)