Form 10-Q
period 2012-03-31
Home Federal Bancorp, Inc. of Louisiana
filed 2012-05-14
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2012
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

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
Yes [ ] No [X]
Shares of common stock, par value $.01 per share, outstanding as of May 11, 2012: The registrant had 2,947,972 shares of common stock outstanding.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31, 2012	June 30, 2011
	(In Thousands, Except Share Data)
ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $8,053 and $6,422 for March 31, 2012 and June 30, 2011, Respectively)	$10,866	$9,599
Securities Available-for-Sale	72,045	75,039
Securities Held-to-Maturity	5,221	5,725
Loans Held-for-Sale	12,399	6,653
Loans Receivable, Net of Allowance for Loan Losses of $1,332 and $842, Respectively	153,717	125,371
Accrued Interest Receivable	799	801
Premises and Equipment, Net	4,890	3,937
Bank Owned Life Insurance	5,796	5,639
Other Assets	551	556

Total Assets	$266,284	$233,320

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$185,451	$153,616
Advances from Borrowers for Taxes and Insurance	198	235
Advances from Federal Home Loan Bank of Dallas	29,299	26,891
Other Accrued Expenses and Liabilities	839	960
Deferred Tax Liability	103	435
Total Liabilities	215,890	182,137

STOCKHOLDERS’ EQUITY
Preferred Stock – 10,000,000 Shares of $.01 Par Value Authorized; None Issued and Outstanding	--	--
Common Stock – 40,000,000 Shares of $.01 Par Value Authorized; 3,061,386 Shares Issued and 2,969,372 Shares Outstanding at March 31, 2012; 3,045,829 Shares Issued and Outstanding at June 30, 2011	32	32
Additional Paid-in Capital	31,113	30,880
Treasury Stock, at Cost – 92,014 shares at March 31, 2012; none at June 30, 2011	(1,302)	--
Unearned ESOP Stock	(1,821)	(1,907)
Unearned RRP Trust Stock	(1,114)	(29)
Retained Earnings	22,301	20,781
Accumulated Other Comprehensive Income	1,185	1,426

Total Stockholders’ Equity	50,394	51,183

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$266,284	$233,320

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, Including Fees	$2,624	$1,847	$7,394	$5,539
Investment Securities	8	42	88	66
Mortgage-Backed Securities	635	610	1,877	1,963
Other Interest-Earning Assets	3	8	11	19
Total Interest Income	3,270	2,507	9,370	7,587

INTEREST EXPENSE
Deposits	609	555	1,859	1,694
Federal Home Loan Bank Borrowings	137	216	474	711
Total Interest Expense	746	771	2,333	2,405
Net Interest Income	2,524	1,736	7,037	5,182

PROVISION FOR LOAN LOSSES	216	36	490	259
Net Interest Income after Provision for Loan Losses	2,308	1,700	6,547	4,923

NON-INTEREST INCOME
Gain on Sale of Loans	674	352	1,764	1,382
Gain on Sale of Investments	--	--	254	311
Income on Bank Owned Life Insurance	50	--	158	--
Other Income	102	79	295	352
Total Non-Interest Income	826	431	2,471	2,045

NON-INTEREST EXPENSE
Compensation and Benefits	1,432	1,026	3,758	3,027
Occupancy and Equipment	190	149	559	393
Data Processing	80	57	246	145
Audit and Examination Fees	103	75	218	197
Franchise and Bank Shares Tax	87	74	230	159
Advertising	70	50	207	189
Legal Fees	113	34	316	94
Loan and Collection	60	31	117	106
Deposit Insurance Premium	30	29	83	89
Other Expense	123	132	360	358
Total Non-Interest Expense	2,288	1,657	6,094	4,757
Income Before Income Taxes	846	474	2,924	2,211

PROVISION FOR INCOME TAX EXPENSE	259	161	855	751
Net Income	$587	$313	$2,069	$1,460
EARNINGS PER COMMON SHARE:
Basic	$0.21	$0.11	$0.73	$0.49
Diluted	$0.21	$0.11	$0.73	$0.49
DIVIDENDS DECLARED	$0.06	$0.06	$0.18	$0.18

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
				(In Thousands)
BALANCE – June 30, 2010	$14	$13,655	$(826)	$(145)	$20,665	$(2,094)	$2,096	$33,365

Common Stock Issuance	20	18,034	(1,167)	--	--	--	--	16,887

Net Income	--	--	--	--	1,460	--	--	1,460

Other Comprehensive Loss:
Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	--	(1,119)	(1,119)

RRP Shares Earned	--	--	--	116	--	--	--	116

Stock Options Vested	--	14	--	--	--	--	--	14

ESOP Compensation Earned	--	5	57	--	--	--	--	62

Treasury Stock Retirement	(2)	(827)	--	--	(1,311)	2,140	--	--

Acquisition Treasury Stock	--	--	--	--	--	(46)	--	(46)

Dividends Declared	--	--	--	--	(328)	--	--	(328)

BALANCE – March 31, 2011	$32	$30,881	$(1,936)	$(29)	$20,486	$--	$977	$50,411

BALANCE – June 30, 2011	$32	$30,880	$(1,907)	$(29)	$20,781	$--	$1,426	$51,183

Net Income	--	--	--	--	2,069	--	--	2,069

Other Comprehensive Loss:
Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	--	(241)	(241)

RRP Shares Earned	--	--	--	8	--	--	--	8

Acquisition of Common Stock for RRP Trust	--	--	--	(1,093)	--	--	--	(1,093)

Stock Options Vested	--	34	--	--	--	--	--	34

Common Stock Issuance for Stock Option Exercises	--	168	--	--	--	--	--	168

ESOP Compensation Earned	--	31	86	--	--	--	--	117

Acquisition of Treasury Stock	--	--	--	--	--	(1,302)	--	(1,302)

Dividends Declared	--	--	--	--	(549)	--	--	(549)

BALANCE – March 31, 2012	$32	$31,113	$(1,821)	$(1,114)	$22,301	$(1,302)	$1,185	$50,394

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2012	2011
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,069	$1,460
Adjustments to Reconcile Net Income to Net
Cash (Used in) Provided by Operating Activities
Net Amortization and Accretion on Securities	(64)	(151)
Gain on Sale of Securities	(254)	(311)
Gain on Sale of Loans	(1,764)	(1,382)
Amortization of Deferred Loan Fees	(376)	(117)
Depreciation of Premises and Equipment	163	131
ESOP Expense	117	63
Stock Option Expense	33	14
Recognition and Retention Plan Expense	38	18
Deferred Income Tax	(208)	(93)
Provision for Loan Losses	490	259
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(93,266)	(89,334)
Loans Held-for-Sale – Sale and Principal Repayments	89,284	103,039
Accrued Interest Receivable	2	(219)
Other Operating Assets	6	(65)
Other Operating Liabilities	(152)	(556)

Net Cash (Used in) Provided by Operating Activities	(3,882)	12,756

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(28,983)	(21,961)
Deferred Loan Fees Collected	524	120
Acquisition of Premises and Equipment	(1,116)	(1,076)
Activity in Available-for-Sale Securities:
Proceeds from Sales of Securities	39,912	6,805
Principal Payments on Mortgage-Backed Securities	11,122	12,401
Purchases of Securities	(48,096)	(36,932)
Activity in Held-to-Maturity Securities:
Redemption Proceeds	268	558
Principal Payments on Mortgage-Backed Securities	563	83
Purchases of Securities	(318)	(4,225)
Increase in cash surrender value on Bank Owned Life Insurance	(158)	--

Net Cash Used in Investing Activities	(26,282)	(44,227)

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	March 31,
	2012	2011
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$31,836	$24,356
Proceeds from Federal Home Loan Bank Advances	35,000	--
Repayments of Advances from Federal Home Loan Bank	(32,592)	(7,560)
Net Decrease in Mortgage-Escrow Funds	(38)	(73)
Dividends Paid	(549)	(328)
Acquisition of Treasury Stock	(1,199)	(46)
Gross Proceeds from Stock Issuance	--	18,285
Stock Issuance Expenses Paid	--	(1,398)
Proceeds from Stock Options Exercised	66	--
Acquisition of RRP Trust Stock	(1,093)	--

Net Cash Provided by Financing Activities	31,431	33,236

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,267	1,765

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	9,599	8,837

CASH AND CASH EQUIVALENTS - END OF PERIOD	$10,866	$10,602

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$2,359	$2,425
Income Taxes Paid	1,048	915
Market Value Adjustment for Gain (Loss) on Securities
Available-for-Sale	(365)	(1,697)
Acquisition of Treasury Stock with Common Stock Issuance	103	--

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (“Home Federal Bank” or the “Bank”).  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the nine month period ended March 31, 2012, is not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2012.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2012.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Nature of Operations

On December 22, 2010, Home Federal Bank, completed its second step conversion and reorganization from the mutual holding company form of organization to the fully public stock holding structure and formed Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation to serve as the stock holding company for the Bank.  In connection with the conversion and reorganization, the Company sold 1,945,220 shares of its common stock in a subscription and community offering and syndicated community offering at a price of $10.00 per share.  The Company also issued approximately 1,100,609 shares of common stock and cash in lieu of fractional shares in exchange for shares of the former holding company, other than shares held by Home Federal Mutual Holding Company of Louisiana and treasury stock, which were cancelled. The Company received net proceeds of $18.0 million, after offering expenses. The Bank is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  Services are provided to its customers by four full-service banking offices and one agency office, which are located in Caddo and Bossier Parishes, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of March 31, 2012, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which is currently inactive.

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

2.           Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$773	$39	$--	$812
FNMA Mortgage-Backed Certificates	24,077	1,836	--	25,913
GNMA Mortgage-Backed Certificates	44,109	1	92	44,018

Total Debt Securities	68,959	1,876	92	70,743

Equity Securities
176,612 Shares, AMF ARM Fund	1,291	11	--	1,302

Total Securities Available-for-Sale	$70,250	$1,887	$92	$72,045

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$127	$18	$--	$145
FNMA Mortgage-Backed Certificates	3,455	136	--	3,591
FHLMC Mortgage-Backed Certificates	19	1	--	20

Total Debt Securities	3,601	155	--	3,756

Equity Securities (Non-Marketable)
13,697 Shares – Federal Home Loan Bank	1,370	--	--	1,370
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	1,620	--	--	1,620

Total Securities Held-to-Maturity	$5,221	$155	$--	$5,376

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.           Securities (continued)

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$1,904	$103	$--	$2,007
FNMA Mortgage-Backed Certificates	32,806	1,832	--	34,638
GNMA Mortgage-Backed Certificates	104	1	--	105
Government Agency Notes	36,774	207	--	36,981
Total Debt Securities	71,588	2,143	--	73,731

Equity Securities
176,612 Shares, AMF ARM Fund	1,291	17	--	1,308

Total Securities Available-for-Sale	$72,879	$2,160	$--	$75,039

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$145	$22	$--	$167
FNMA Mortgage-Backed Certificates	3,988	2	112	3,878
FHLMC Mortgage-Backed Certificates	22	1	--	23

Total Debt Securities	4,155	25	112	4,068

Equity Securities (Non-Marketable)
13,195 Shares – Federal Home Loan Bank	1,320	--	--	1,320
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	1,570	--	--	1,570

Total Securities Held-to-Maturity	$5,725	$25	$112	$5,638

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2012, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Within One Year or Less	$--	$--	$--	$--
One through Five Years	25	26	18	19
After Five through Ten Years	535	547	111	122
Over Ten Years	68,399	70,170	3,472	3,615

Total	$68,959	$70,743	$3,601	$3,756

For the nine months ended March 31, 2012, proceeds from the sale of securities available-for-sale amounted to $39.9 million. Gross realized gains amounted to $254,000 for the nine months ended March 31, 2012.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.           Securities (continued)

The following tables show information pertaining to gross unrealized losses on securities available-for-sale and held-to-maturity at March 31, 2012 and June 30, 2011, respectively, aggregated by investment category and length of time that individual securities have been in a continuous loss position.  There were no unrealized losses on securities available-for-sale at June 30, 2011, and there were no unrealized losses on securities held-to-maturity at March 31, 2012.

March 31, 2012
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Available-for-Sale:

Debt Securities
Mortgage-Backed Securities	$92	$43,921	$--	$--
Marketable Equity Securities	--	--	--	--

Total Securities Available-for-Sale	$92	$43,921	$--	$--

June 30, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Held-to-Maturity:
Debt Securities
Mortgage-Backed Securities	$112	$3,816	$--	$--
Marketable Equity Securities	--	--	--	--

Total Securities Held-to-Maturity	$112	$3,816	$--	$--

The Company’s investment in equity securities consists primarily of FHLB stock, a $1.3 million (book value) investment in an adjustable-rate mortgage fund (referred to as the ARM Fund) and shares of First National Bankers Bankshares, Inc. (“FNBB”).  The fair value of the ARM Fund has traditionally correlated with the interest rate environment.  At March 31, 2012, the unrealized gain on this investment was $11,000.  Management monitors its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

At March 31, 2012, securities with a carrying value of $23.1 million were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $76.6 million were pledged to secure FHLB advances.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Loans Receivable

Loans receivable are summarized as follows:

	March 31, 2012	June 30, 2011
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$53,179	$45,567
Commercial	39,194	32,763
Multi-Family Residential	16,196	8,360
Land	8,480	11,254
Construction	16,563	10,325
Equity and Second Mortgage	1,519	1,519
Equity Lines of Credit	7,542	5,974
Total Mortgage Loans	142,673	115,762

Commercial Loans	12,277	10,237
Consumer Loans
Loans on Savings Accounts	267	328
Automobile and Other Consumer Loans	256	163
Total Consumer and Other Loans	523	491
Total Loans	155,473	126,490

Less: Allowance for Loan Losses	(1,332)	(842)
Unamortized Loan Fees	(424)	(277)
Net Loans Receivable	$153,717	$125,371

Following is a summary of changes in the allowance for loan losses:

	Nine Months Ended March 31,
	2012	2011
	(In Thousands)

Balance - Beginning of Year	$842	$489
Provision for Loan Losses	490	259
Loan Charge-Offs	--	--

Balance - End of Year	$1,332	$748

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

The following tables present the grading of loans, segregated by class of loans, as of March 31, 2012 and June 30, 2011:

March 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$52,722	$443	$14	$--	$53,179
Commercial	39,194	--	--	--	39,194
Multi-Family Residential	16,196	--	--	--	16,196
Land	8,480	--	--	--	8,480
Construction	16,563	--	--	--	16,563
Equity and Second Mortgage	1,519	--	--	--	1,519
Equity Lines of Credit	7,542	--	--	--	7,542
Commercial Loans	12,277	- -	--	--	12,277
Consumer Loans	523	--	--	--	523
Total	$155,016	$443	$14	$--	$155,473

June 30, 2011	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$45,353	$100	$114	$--	$45,567
Commercial	32,763	--	--	--	32,763
Multi-Family Residential	8,360	--	--	--	8,360
Land	11,254	--	--	--	11,254
Construction	10,325	--	--	--	10,325
Equity and Second Mortgage	1,519	--	--	--	1,519
Equity Lines of Credit	5,974	--	--	--	5,974
Commercial Loans	10,237	- -	--	--	10,237
Consumer Loans	491	--	--	--	491
Total	$126,276	$100	$114	$--	$126,490

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

The following tables present an aging analysis of past due loans, segregated by class of loans, as of March 31, 2012 and June 30, 2011:

March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
				(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,825	$642	$98	$2,565	$50,614	$53,179	$84
Commercial	--	--	--	--	39,194	39,194	--
Multi-Family Residential	--	--	--	--	16,196	16,196	--
Land	--	--	--	--	8,480	8,480	--
Construction	--	--	--	--	16,563	16,563	--
Equity and Second Mortgage	--	--	--	--	1,519	1,519	--
Equity Lines of Credit	--	--	--	--	7,542	7,542	--
Commercial Loans	--	--	--	--	12,277	12,277	--
Consumer Loans	--	--	--	--	523	523	--
Total	$1,825	$642	$98	$2,565	$152,908	$155,473	$84

June 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$ 1,987	$480	$114	$2,581	$42,986	$45,567	$99
Commercial	--	--	--	--	32,763	32,763	--
Multi-Family Residential	--	--	--	--	8,360	8,360	--
Land	--	--	--	--	11,254	11,254	--
Construction	--	--	--	--	10,325	10,325	--
Equity and Second Mortgage	--				1,519	1,519	--
Equity Lines of Credit	--	--	--	--	5,974	5,974	--
Commercial Loans	--	--	--	--	10,237	10,237	--
Consumer Loans	--	--	--	--	491	491	--
Total	$1,987	$480	$114	$2,581	$123,909	$126,490	$99

Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings and classified as impaired.  There were no troubled debt restructurings as of March 31, 2012 or June 30, 2011.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Loans Receivable (continued)

Credit Quality Indicators (continued)

The allowance for loan losses and recorded investment in loans for the nine months ended March 31, 2012 and the year ended June 30, 2011, was as follows:

	Real Estate Loans
March 31, 2012	Residential	Commercial	Multi- Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$110	$125	$140	$150	$130	$--	$175	$12	$842
Charge-Offs	--	--	--	--	--	--	--	--	--
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	200	10	75	(4)	155	--	36	18	490
Ending Balances	$310	$135	$215	$146	$285	$--	$211	$30	$1,332

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	310	135	215	146	285	--	211	30	1,332

Loans Receivable:
Ending Balances - Total	$53,179	$39,194	$16,196	$8,480	$16,563	$9,061	$12,277	$523	$155,473
Ending Balances:
Evaluated for Impairment:
Individually	14	--	--	--	--	--	--	--	14
Collectively	$53,165	$39,194	$16,196	$8,480	$16,563	$9,061	$12,277	$523	$155,459

	Real Estate Loans
June 30, 2011	Residential	Commercial	Multi- Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
					(In Thousands)
Allowance for loan losses:
Beginning Balances	$30	$95	$70	$75	$74	$--	$140	$5	$489
Charge-Offs	--	--	--	--	--	--	--	--	--
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	80	30	70	75	56	--	35	7	353
Ending Balances	$110	$125	$140	$150	$130	$--	$175	$12	$842

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	110	125	140	150	130	--	175	12	842

Loans Receivable:
Ending Balances - Total	$45,567	$32,763	$8,360	$11,254	$10,325	$7,493	$10,237	$491	$126,490
Ending Balances:
Evaluated for Impairment:
Individually	15	--	--	--	--	--	--	--	15
Collectively	$45,552	$32,763	$8,360	$11,254	$10,325	$7,493	$10,237	$491	$126,475

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present loans individually evaluated for impairment, segregated by class of loans, as of March 31, 2012 and June 30, 2011:

March 31, 2012	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$14	$14	$--	$14	$--	$15
Commercial	--	--	--	--	--	--
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	--	--	--	--	--	--
Consumer Loans	--	--	--	--	--	--

Total	$14	$14	$--	$14	$--	$15

June 30, 2011	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$15	$15	$--	$15	$--	$15
Commercial	--	--	--	--	--	--
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	--	--	--	--	--	--
Consumer Loans	--	--	--	--	--	--
Total	$15	$15	$--	$15	$--	$15

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status. Loans totaling $14,000 and $15,000 were in non-accrual status at March 31, 2012 and June 30, 2011, respectively.

4.           Deposits

Deposits at March 31, 2012 and June 30, 2011 consist of the following classifications:

	March 31, 2012	June 30, 2011
	(In Thousands)
Non-Interest Bearing	$18,895	$14,827
NOW Accounts	19,347	14,516
Money Markets	36,847	31,245
Passbook Savings	6,884	7,363
	81,973	67,951

Certificates of Deposit	103,478	85,665

Total Deposits	$185,451	$153,616

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.           Earnings Per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Prior period share amounts were adjusted for comparability using the conversion ratio of 0.9110 due to completion of second step offering on December 22, 2010. Earnings per share for the three and nine months ended March 31, 2012 and 2011 were calculated as follows:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Basic	Diluted	Basic	Diluted
	(In Thousands, Except Per Share Data)

Net income	$587	$587	$313	$313
Weighted average shares outstanding	2,793	2,793	2,967	2,967
Effect of unvested common stock awards	--	27	--	11
Adjusted weighted average shares used in earnings per share computation	2,793	2,820	2,967	2,978
Earnings per share	$0.21	$0.21	$0.11	$0.11

	Nine Months Ended March 31, 2012		Nine Months Ended March 31, 2011
	Basic	Diluted	Basic	Diluted
	(In Thousands, Except Per Share Data)

Net income	$2,069	$2,069	$1,460	$1,460
Weighted average shares outstanding	2,839	2,839	2,964	2,964
Effect of unvested common stock awards	--	12	--	11
Adjusted weighted average shares used in earnings per share computation	2,839	2,851	2,964	2,975
Earnings per share	$0.73	$0.73	$0.49	$0.49

For the three months ended March 31, 2012 and 2011, there were outstanding options to purchase 310,600 and 174,389 shares, respectively, at a weighted average exercise price of $12.92 and $9.86 per share, respectively, and for the nine months ended March 31, 2012 and 2011, there were outstanding options to purchase 190,368 and 170,380 shares, respectively, at a weighted average exercise price of $12.92 and $9.86 per share, respectively. For the quarter and nine months ended March 31, 2012, 26,471 and 12,010 options, respectively, were included in the computation of diluted earnings per share.

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended March 31, 2012		Nine Months Ended March 31, 2012
	2012	2011	2012	2011
	(In thousands)
Average common shares issued	3,055	3,046	3,051	3,171
Average unearned ESOP shares	(184)	(79)	(186)	(80)
Average unearned RRP shares	(52)	--	(17)	(3)
Average treasury shares	(26)	--	(9)	(124)

Weighted average shares outstanding	2,793	2,967	2,839	2,964

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.           Stock-Based Compensation

Recognition and Retention Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement (the “2005 Recognition Plan”) as an incentive to retain personnel of experience and ability in key positions.  The aggregate number of shares of the Company’s common stock subject to award under the 2005 Recognition Plan totaled 63,547 shares (as adjusted).  As the shares were acquired for the 2005 Recognition Plan, the purchase price of these shares was recorded as a contra equity account.  As the shares are distributed, the contra equity account is reduced.  During the nine months ended March 31, 2012, 561 shares vested and were released from the 2005 Recognition Plan Trust and 2,247 shares remained in the 2005 Recognition Plan Trust at March 31, 2012.

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement (the “2011 Recognition Plan”, together with the 2005 Recognition  Plan, the  “Recognition  Plan”) as  an  incentive  to  retain  personnel  of  experience and ability in key positions.  The aggregate number of shares of the Company’s common stock available for award under the 2011 Recognition Plan totaled 77,808 shares.  As of March 31, 2012, 69,251 shares were awarded under the 2011 Recognition Plan.

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

The present cost associated with the 2005 Recognition Plan is based on a share price of $10.93 (as adjusted), which represents the market price of the Company’s stock on August 19, 2010, the date on which the 2005 Recognition Plan shares were granted, as adjusted for the exchange ratio of 0.9110 on December 22, 2010.  The present cost associated with the 2011 Recognition Plan is based on a share price of $14.70, which represents the fair market price of the Company’s stock on January 31, 2012, the date on which the 2011 Recognition Plan shares were granted.  The Recognition Plan cost is recognized over the five year vesting period.

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

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan (the “2011 Option Plan”, together with the 2005 option plan, the “Option Plan”) for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2011 Option Plan totaled 194,522.  Both incentive stock options and non-qualified stock options may be granted under the Option Plan.  As of March 31, 2012, 167,289 options had been granted under the 2011 Option Plan.

On August 18, 2005, the Company granted 158,868 (as adjusted) options to directors and employees.  Under the 2005 Option Plan, the exercise price of each option cannot be less than the fair market value of the underlying common stock as of the date of the option grant, which was $10.82 (as adjusted), and the maximum term is ten years.  On August 19, 2010, 21,616 options, which had been forfeited, were granted at an exercise price of $10.93 per share.  On January 31, 2012, 167,289 options were granted to directors and employees at an exercise price of $14.70 per share and the 2011 Option Plan.  Incentive  stock  options and  non-qualified stock options granted  under the Option Plan become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted. No vesting shall occur after an employee’s employment or service as a director is terminated. As of March 31, 2012, 2,133 and 27,233 stock options were available for future grant under the 2005 Option Plan and 2011 Option Plan, respectively. In the event of the death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable. The Company accounts for the Option Plan under the guidance of FASB ASC Topic 718, Compensation – Stock Compensation.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.           Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amounts of $2.4 million and $1.7 million at March 31, 2012 and June  30, 2011, respectively.

8.           Fair Value of Financial Instruments

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

The carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	March 31, 2012		June 30, 2011
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$10,866	$10,866	$9,599	$9,599
Securities Available-for-Sale	72,045	72,045	75,039	75,039
Securities to be Held-to-Maturity	5,221	5,376	5,725	5,638
Loans Held-for-Sale	12,399	12,399	6,653	6,653
Loans Receivable	153,717	175,545	125,371	138,168

Financial Liabilities
Deposits	185,451	199,545	153,616	157,840
Advances from FHLB	29,299	30,764	26,891	27,826

Off-Balance Sheet Items
Mortgage Loan Commitments	355	355	189	189

The estimated fair values presented above could be materially different than net realizable value and are only indicative of the individual financial instrument’s fair value.  Accordingly, these estimates should not be considered an indication of the fair value of the Company taken as a whole.

9.           Fair Value Disclosures

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.           Fair Value Disclosures (continued)

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

Fair values of assets and liabilities measured on a recurring basis at March 31, 2012 and June 30, 2011 are as follows:

	Fair Value Measurements Using:
March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC Mortgage-Backed Certificates	$--	$812	$812
FNMA Mortgage-Backed Certificates	--	25,913	25,913
GNMA Mortgage-Backed Certificates	--	44,018	44,018
Equity Securities
ARM Fund	1,302	--	1,302

Total	$1,302	$70,743	$72,045

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Fair Value Disclosures (continued)

	Fair Value Measurements Using:
June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC Mortgage-Backed Certificates	$--	$2,007	$2,007
FBNA Mortgage-Backed Certificates	--	34,638	34,638
GNMA Mortgage-Backed Certificates	--	105	105
Government Agency Notes	--	36,981	36,981
Equity Securities
ARM Fund	1,308	--	1,308

Total	$1,308	$73,731	$75,039

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Discussion of Financial Condition Changes from June 30, 2011 to March 31, 2012

At March 31, 2012, total assets amounted to $266.3 million compared to $233.3 million at June 30, 2011, an increase of approximately $33.0 million, or 14.1%.  This increase was primarily due to an increase in loans receivable, net, of $28.3 million, or 22.6%, and an increase in loans held-for-sale of $5.7 million or 86.4%.  The increase in loans held-for-sale reflects an increase in residential mortgage loan originations during the nine months ended March 31, 2012.  In addition, a slight increase in receivables from financial institutions purchasing the Company’s loans held-for-sale contributed to this increase.

The increase in loans was primarily due to the origination of new loans by the mortgage lending department. Loans receivable, net increased $28.3 million or 22.6%, from $125.4 million at June 30, 2011 to $153.7 million at March 31, 2012. The increase in loans receivable, net was attributable primarily to increases in multi-family residential loans of $7.8 million, one-to-four family residential loans of $7.6 million, commercial real estate loans of $6.4 million, construction loans of $6.2 million, commercial business loans of $2.0 million and equity lines of credit of $1.6 million at March 31, 2012 compared to June 30, 2011. Land loans decreased $2.8 million at March 31, 2012 compared to June 30, 2011. Construction loans increased principally as a result of one hotel development on which we are the lead lender and have sold a participation interest.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2011 to March 31, 2012 (continued)

At March 31, 2012, the  Company had $14,000 of non-performing assets compared to $114,000 or 0.05% of total assets at June 30, 2011. Our non-performing assets at March 31, 2012 consisted of a one to four family residential loan purchased from a local mortgage originator secured by property in our market area. Following the expansion of the Company's mortgage lending operations, the Company has not purchased mortgage loans in recent periods.

The Company’s total liabilities amounted to $215.9 million at March 31, 2012, an increase of approximately $33.8 million, or 18.5%, compared to total liabilities of $182.1 million at June 30, 2011.  The primary reason for the increase in liabilities was due to an increase in deposits of $31.8 million, or 20.7%, and a $2.4 million, or 9.0%, increase in advances from the Federal Home Loan Bank of Dallas. The increase in deposits was attributable primarily to increases in our certificates of deposit, non-interest bearing demand deposit accounts, NOW Accounts and money market accounts. Certificates of deposit increased $17.8 million, or 20.8%, from $85.7 million at June 30, 2011 to $103.5 million at March 31, 2012, due in part to the issuance of $4.0 million of brokered certificates of deposit.  NOW accounts increased $4.8 million from $14.5 million at June 30, 2011 to $19.3 million at March 31, 2012. Non-interest bearing deposit accounts and money market accounts increased $4.1 million and $5.6 million, respectively, as the result of an expansion of commercial deposit accounts.  During the quarter ended March 31, 2012, the Company began to utilize brokered certificates of deposit as a component of its strategy for lowering Home Federal Bank’s overall cost of funds. The brokered certificates of deposit are callable by Home Federal Bank after twelve months.

Stockholders’ equity decreased $789,000, or 1.5%, to $50.4 million at March 31, 2012 compared to $51.2 million at June 30, 2011.  The primary reasons for the decrease in stockholders’ equity from June 30, 2011, were the acquisition of treasury stock of $1.3 million, the acquisition of common stock for the Company’s Recognition and Retention Plan Trust in the amount of $1.1 million, dividends paid of $549,000 and a decrease in the Company’s accumulated other comprehensive income of $241,000.  These decreases in shareholders’ equity were partially offset by net income of $2.1 million for the nine months ended March 31, 2012, proceeds from the issuance of common stock from the exercise of stock options of $168,000 and the vesting of restricted stock awards, stock options and release of Employee Stock Ownership Plan shares totaling $159,000. The Company’s book value per share increased from $16.80 at June 30, 2011 to $16.97 at March 31, 2012 based on shares outstanding of 3,045,829 and 2,969,372, respectively.

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency (“OCC”).  At March 31, 2012, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2012 and 2011

General

Net income amounted to $587,000 for the three months ended March 31, 2012 compared to $313,000 for the same period in 2011, an increase of $274,000, or 87.5%.  The increase was primarily due to a $788,000, or 45.4%, increase in net interest income, and a $395,000 or 91.6% increase in non-interest income for the three months ended March 31, 2012 compared to the same period in 2011, partially offset by increases of $631,000, or 38.1%, in non-interest expense, $98,000, or 60.9%, in income taxes, and $180,000 in the provision for loan losses for the 2012 period compared to the same period in 2011.  The increase in net interest income for the three months ended March 31, 2012 was primarily due to an increase in interest income and fees from higher loan originations as a result of the hiring of additional loan officers since 2011, and a decrease  in  the  Company’s cost of funds  for  the  three  months ended March 31, 2012, compared to the prior year period. The increase in non-interest expense was primarily due to an increase in compensation and benefits expense and other expenses associated with the Company’s growth, including the hiring of officers in connection with the commencement of commercial lending activities and the expansion and improvement of the Company's offices.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2012 and 2011 (continued)

Net income amounted to $2.1 million for the nine months ended March 31, 2012 compared to net income of $1.5 million for the same period in 2011, an increase of $609,000, or 41.7%.  The increase was primarily due to a $1.9 million, or 35.8%, increase in net interest income for the nine months ended March 31, 2012 compared to the same period in 2011, and a $426,000 or 20.8% increase in non-interest income for the 2012 period compared to the same period in 2011.  The changes were partially offset by increases of $1.3 million, or 28.1% in non-interest expense, $231,000, or 89.2% in the provision for loan losses and $104,000, or 13.8%, in income tax expense. The  increase in net interest income for the nine months ended March 31, 2012 was primarily due to an increase in interest income and fees from higher loan originations as a result of an increase in the volume of interest earning assets, and a decrease in the Company’s cost of funds for the nine months ended March 31, 2012, compared to the prior year period.  The increase in non-interest expense was primarily due to an increase in compensation and benefits expense of $731,000, or 24.1%, and other expenses associated with the Company’s growth, including a $166,000 increase in occupancy and equipment expense in connection with the expansion and improvement of the Company's offices.

Net Interest Income

Net interest income for the three months ended March 31, 2012 was $2.5 million, an increase of $788,000, or 45.4%, in comparison to $1.7 million for the three months ended March 31, 2011.  This increase was primarily due to an increase of $763,000 in total interest income and a decrease of $25,000 in the Company’s cost of funds.  The increase in total interest income was primarily due to an increase in interest income generated from loans of $777,000, and an increase in interest income from mortgage-backed securities of $25,000. The cost of funds from Federal Home Loan Bank borrowings decreased $79,000, or 36.6% during the period while interest paid on deposits increased $54,000, or 9.7% during the same period.

Net interest income for the nine months ended March 31, 2012 was $7.0 million, an increase of $1.9 million, or 35.8%, in comparison to $5.2 million for the nine months ended March 31, 2011.  This increase was primarily due to an increase of $1.8 million in total interest income and a decrease of $72,000 in the Company’s cost of funds.  The increase in total interest income was primarily due to an increase in interest income generated from loans of $1.9 million, or 33.5%, and an increase in interest income from investment securities of $22,000, partially offset by decreases in interest income from mortgage-backed securities of $86,000.  The cost of funds from Federal Home Loan Bank borrowings decreased $237,000, or 33.3% during the period while interest paid on deposits increased $163,000, or 9.6%, during the same period.

The Company’s average interest rate spread was 3.75% and 3.57% for the three and nine months ended March 31, 2012, respectively, compared to 2.86% and 3.08% for the three and nine months ended March 31, 2011, respectively.  The Company’s net interest margin was 4.11% and 3.97% for the three and nine months ended March 31, 2012, respectively, compared to 3.40% and 3.60% for the three and nine months ended March 31, 2011, respectively.  The increase in net interest margin and average interest rate spread for the three and nine month periods is attributable primarily to a higher volume of interest earning assets at relatively stable rates.  Net interest income also increased primarily due to the increase in volume of average interest-earning assets.  The increases in average interest rate spread and net interest income were also influenced by decreases in the average rates paid on interest bearing liabilities.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2012 and 2011 (continued)

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Home Federal’s market area and other factors related to the collectability of Home Federal’s loan portfolio, a provision  for loan  losses of $216,000 and $490,000 was made during the three  and  nine months  ended  March 31, 2012, respectively, compared to a $36,000 and $259,000 provision made during the three and nine months ended March 31, 2011, respectively.  Home Federal’s allowance for loan losses was $1.3 million, or 0.86% of total loans, at March 31, 2012 compared to $748,000, or 0.65%, of total loans at March 31, 2011.  At March 31, 2012, Home Federal had one non-performing loan in the amount of $14,000 and no other non-performing assets or troubled-debt restructurings.  At March 31, 2011, Home Federal had two non-performing loans in the amount of $183,000.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future.

Non-interest Income

Total non-interest income amounted to $826,000 for the three months ended March 31, 2012, an increase of $395,000, or 91.6%, compared to $431,000 for the same period in 2011.  The increase was primarily due to increases of $23,000 in other non-interest income, $322,000 in gain on sale of loans and $50,000 in bank owned life insurance income compared to the same period in 2011.

Total non-interest income amounted to $2.5 million for the nine months ended March 31, 2012, an increase of $426,000, or 20.8%, compared to $2.0 million for the same period in 2011.  The increase was primarily due to increases of $382,000 in gain on loans held for sale and $158,000 in income from bank owned life insurance, partially offset by decreases of $57,000 in both gain on sale of investments and in other non-interest income.

Non-interest Expense

Total non-interest expense increased $631,000, or 38.1%, for the three months ended March 31, 2012 compared to the prior year period.  The increase in non-interest expense was primarily due to an increase in compensation and benefits expense of $406,000, or 39.6%, over the prior year period and increases of $41,000 in occupancy and equipment expenses and $79,000 in legal expenses.

Total non-interest expense increased $1.3 million, or 28.1%, for the nine months ended March 31, 2012 compared to the prior year period.  The increase in non-interest expense was primarily due to an increase in compensation and benefits expense of $731,000, or 24.1%, as well as increases of $166,000 in occupancy and equipment expenses, $71,000 in franchise and bank taxes, $101,000 in data processing costs, and $222,000 in legal expenses.

The increase in compensation and benefits expense was a result of normal compensation increases including stock options and recognition and retention plan expense and the hiring of additional commercial and residential loan officers.  The aggregate compensation expense recognized by the Company for its Stock Option, ESOP and Recognition and Retention Plans amounted to $105,000 and $189,000 for the three and nine months ended March 31, 2012 and $4,000 and $32,000 for the three and nine months ended March 31, 2011, respectively.

The Louisiana bank shares tax is assessed on the Bank’s equity and earnings.  For the three and nine months ended March 31, 2012, the Company recognized franchise and bank shares tax expense of $87,000 and $230,000 respectively compared to $74,000 and $159,000 for the same periods in 2011.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2012 and 2011 (continued)

Income Taxes

Income taxes amounted to $259,000 and $855,000 for the three and nine months ended March 31, 2012, respectively, resulting in effective tax rates of 30.6% and 29.2%, respectively. Income taxes amounted to $161,000 and $751,000 for the three and nine months ended March 31, 2011, respectively, resulting in effective tax rates of 34.0% for both periods.  The reduction in effective income tax rates for the three and nine months ended March 31, 2012, is primarily the result of non-taxable income which had the effect of a 2.0% and 1.9% reduction, respectively, and the difference in capital gains and losses which had the effect of a 1.4% and 2.9%, reduction, respectively.

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

	Three months ended March 31,
	2012			2011
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$76,900	$643	3.34%	$73,552	$652	3.55%
Loans receivable	164,113	2,624	6.40	115,539	1,847	6.39
Interest-earning deposits	4,332	3	0.28	15,246	8	0.21
Total interest-earning assets	245,345	3,270	5.33	204,337	2,507	4.91
Non-interest-earning assets	15,440			9,017
Total assets	$260,785			$213,354
Interest-bearing liabilities:
Savings accounts	6,471	15	0.93	6,021	7	0.47
NOW accounts	19,069	17	0.36	13,361	19	0.57
Money market accounts	37,404	50	0.53	28,165	67	0.95
Certificate accounts	101,053	527	2.09	78,238	462	2.36
Total deposits	163,997	609	1.49	125,785	555	1.76
FHLB advances	25,404	137	2.16	24,626	216	3.51
Total interest-bearing liabilities	189,401	746	1.58%	150,411	771	2.05%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	19,133			11,128
Other liabilities	1,293			1,217
Total liabilities	209,827			162,756
Total Stockholders’ Equity(1)	50,958			50,598

Total liabilities and equity	$260,785			$213,354

Net interest-earning assets	$55,944			$53,926

Net interest income; average interest rate spread(2)		$2,524	3.75%		$1,736	2.86%

Net interest margin(3)			4.11%			3.40%

Average interest-earning assets to average interest-bearing liabilities			129.54%			135.85%
 __________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2012 and 2011 (continued)

	Nine months ended March 31,
	2012			2011
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$78,664	$1,965	3.33%	$62,551	$2,029	4.33%
Loans receivable	150,167	7,394	6.57	111,628	5,539	6.62
Interest-earning deposits	7,366	11	0.20	17,511	19	0.14
Total interest-earning assets	236,197	9,370	5.29	191,690	7,587	5.28
Non-interest-earning assets	14,237			9,764
Total assets	$250,434			$201,454
Interest-bearing liabilities:
Savings accounts	6,519	44	0.90	5,903	24	0.54
NOW accounts	16,926	74	0.58	9,154	34	0.50
Money market accounts	36,326	167	0.61	26,487	191	0.96
Certificate accounts	94,930	1,574	2.21	77,799	1,445	2.48
Total deposits	154,701	1,859	1.60	119,343	1,694	1.89
FHLB advances	25,962	474	2.43	26,647	711	3.56
Total interest-bearing liabilities	180,663	2,333	1.72%	145,990	2,405	2.20%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	17,397			11,835
Other liabilities	1,577			2,564
Total liabilities	199,637			160,389
Total Stockholders’ Equity(1)	50,797			41,065

Total liabilities and equity	$250,434			$201,454

Net interest-earning assets	$55,534			$45,700

Net interest income; average interest rate spread(2)		$7,037	3.57%		$5,182	3.08%

Net interest margin(3)			3.97%			3.60%

Average interest-earning assets to average interest-bearing liabilities			130.74%			131.30%
 __________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  Home Federal Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $2.0 million at March 31, 2012.

A significant portion of Home Federal Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents.   Home Federal Bank’s primary sources of cash are net income,  principal repayments on loans and mortgage-backed securities and increases in deposit accounts. If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds. At March 31, 2012, Home Federal Bank had $29.3 million in advances from the Federal Home Loan Bank of Dallas and had $97.8 million in additional borrowing capacity. Additionally, at March 31, 2012, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $14.3 million. There were no amounts purchased under this agreement as of March 31, 2012.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2012 and 2011 (continued)

At March 31, 2012, Home Federal Bank had outstanding loan commitments of $35.5 million to originate loans.  At March 31, 2012, certificates of deposit scheduled to mature in less than one year, totaled $39.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal, in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale as needed.

Home Federal Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively.  At March 31, 2012, Home Federal Bank exceeded each of its capital requirements with ratios of 16.08%, 16.08% and 29.80%, respectively.

Off-Balance Sheet Arrangements

At March 31, 2012, the Company did not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules.

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

ITEM 1A.              RISK FACTORS

Not applicable.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           Not applicable.
(b)           Not applicable.
(c)	Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended March 31, 2012 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2012 – January 31, 2012	--	$--	--	--
February 1, 2012 – February 29, 2012	2,647	15.00	2,647	302,353
March 1, 2012 – March 31, 2012	82,509	14.00	82,509	219,844
Total	85,156	$14.03	85,156	219,844
Notes to this table:
(a)
On February 1, 2012, the Company announced by press release a repurchase program to repurchase up to 305,000 shares, or approximately 10.0% of the Company’s outstanding shares of common stock.  The repurchase program does not have an expiration date.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

The following table presents the purchasing activity of the 2011 Recognition and Retention Plan Trust during the three month period ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2012 – January 31, 2012	--	$--	--	77,808
February 1, 2012 – February 29, 2012	--	--	--	77,808
March 1, 2012 – March 31, 2012	77,808	14.00	77,808	--
Total	77,808	$14.00	77,808	--

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

Not applicable.

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
________________________
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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date:	May 14, 2012	By:	/s/Daniel R. Herndon
Daniel R. Herndon
President and Chief Executive Officer

Date:	May 14, 2012	By:	/s/Clyde D. Patterson
Clyde D. Patterson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)