Form 10-K
period 2012-06-30
Home Federal Bancorp, Inc. of Louisiana
filed 2012-09-17
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANEG ACT OF 1934

For the fiscal year ended June 30, 2012
OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________.

Commission File Number 001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)
Louisiana	02-0815311
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code:	(318) 222-1145

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (par value $.01 per share)	Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes [ ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 5(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                         Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                       Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ] No [X]
The aggregate value of the 2,583,959 shares of Common Stock of the Registrant issued and outstanding on December 31, 2011, which excludes an aggregate of 467,922 shares held by all directors and executives officers of the Registrant, the Registrant's Employee Stock Ownership Plan ("ESOP"), the Recognition and Retention Plan (“RRP”) and Employees' Savings and Profit Sharing Plan ("401(k) Plan") as a group, was approximately $36.7 million. This figure is based on the closing sales price of $14.19 per share of the Registrant's Common Stock on December 31, 2011, the last business day of the Registrant’s second fiscal quarter. Although directors and executive officers, the ESOP, RRP and 401(k) Plan were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of September 14, 2012: 2,830,992
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14.

Home Federal Bancorp Inc. of Louisiana
Form 10-K
For the Year Ended June 30, 2012

PART I

Item 1. Business

Home Federal Bancorp, Inc. of Louisiana, a Louisiana chartered corporation (“Home Federal Bancorp” or the “Company”), became the holding company for Home Federal Bank (“Home Federal Bank” or the “Bank”) on December 22, 2010, upon completion of the Bank’s second step conversion from the mutual holding company form of organization to the stock holding company form of organization. As part of the conversion, all outstanding shares of the former Home Federal Bancorp, Inc. of Louisiana common stock (other than those owned by Home Federal Mutual Holding Company) were converted into the right to receive 0.9110 of a share, and cash in lieu of fractional shares, of Home Federal Bancorp common stock resulting in approximately 1,100,609 shares issued in the exchange. In addition, a total of 1,945,220 shares of common stock of Home Federal Bancorp were sold in subscription, community and syndicated community offerings to certain depositors and borrowers of the Bank, the Bank's Employee Stock Ownership Plan and other investors for $10.00 per share, or $19.5 million in the aggregate.  Treasury stock held was cancelled.  The net proceeds of the offering were approximately $18.0 million, after offering expenses.

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

As of June 30, 2012, Home Federal Bancorp’s only business activities are to hold all of the outstanding common stock of Home Federal Bank. Home Federal Bancorp is authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies, which may include the issuance of additional shares of common stock to raise capital or to support mergers or acquisitions and borrowing funds for reinvestment in Home Federal Bank.

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

Market Area

Our primary market area for loans and deposits is in northwest Louisiana, particularly Caddo Parish and neighboring communities in Bossier Parish, which are located in the Shreveport-Bossier City metropolitan statistical area.

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

Lending Activities

General.  At June 30, 2012, our net loan portfolio amounted to $168.3 million, representing approximately 56.8% of total assets at that date. Historically, our principal lending activity was the origination of one- to four-family residential loans. At June 30, 2012, one- to four-family residential loans amounted to $59.4 million, or 34.9% of the total loan portfolio. Commercial real estate loans amounted to $39.2 million, or 23.0% of the total loan portfolio at June 30, 2012.

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

A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. In addition, upon application the Office of the Comptroller of the Currency permits a savings institution to lend up to an additional 15% of unimpaired capital and surplus to one borrower to develop domestic residential housing units. At June 30, 2012, our regulatory limit on loans-to-one borrower was $6.8 million and the five largest loans or groups of loans-to-one borrower, including related entities, aggregated $6.5 million, $6.1 million, $6.0 million, $6.0 million and $4.9 million. Each of our five largest loans or groups of loans was originated with strong guarantor support to known borrowers in our market area and performing in accordance with its terms at June 30, 2012.

Loans to or guaranteed by general obligations of a state or political subdivision are not subject to the foregoing lending limits.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	June 30,
	2012		2011
		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans
		(Dollars in thousands)
Real estate loans:
One- to four-family residential(1)	$59,410	34.88%	$45,567	36.02%
Commercial — real estate secured (owner occupied)	39,230	23.03	32,763	25.90
Multi-family residential	12,919	7.58	8,360	6.61
Land	12,317	7.23	11,254	8.90
Construction	22,660	13.30	10,325	8.16
Home equity loans and second mortgage loans	2,520	1.48	1,519	1.20
Equity lines of credit	8,461	4.97	5,974	4.73
Total real estate loans	157,517	92.47	115,762	91.52
Commercial business	12,369	7.26	10,237	8.09
Consumer non-real estate loans:
Savings accounts	227	0.13	328	0.26
Automobile and other consumer loans	228	0.14	163	0.13
Total non-real estate loans	455	0.27	491	0.39
Total loans	170,341	100.00%	126,490	100.00%
Less:
Allowance for loan losses	(1,698)		(842)
Deferred loan fees	(380)		(277)
Net loans receivable(1)	$168,263		$125,371

_________________
(1)	Does not include loans held-for-sale amounting to $11.2 million and $6.7 million at June 30, 2012 and June 30, 2011, respectively.

Origination of Loans.  Our lending activities are subject to written underwriting standards and loan origination procedures established by the board of directors and management. When applicable, loans originated are also subject to the underwriting standards of Fannie Mae, Freddie Mac, HUD, VA, USDA and correspondent banks that purchase loans we originate. Loan originations are obtained through a variety of sources, primarily from existing customers, local realtors and builders. Written loan applications are taken by one of our loan officers. The loan officer also supervises the procurement of credit reports, income and asset documentation and other documentation involved with a loan. All appraisals are ordered through an approved appraisal management company in compliance with the Dodd-Frank Consumer Protection Act. Under our lending policy, a title insurance policy is required on most mortgage loans, with the exception of certain smaller loan amounts where our policy requires a title opinion only. We also require fire and extended coverage casualty insurance in order to protect the properties securing the real estate loans. Borrowers must also obtain flood insurance policies when the property is in a flood hazard area.

Our loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the value of the property that will secure the loan. Residential loans up to $417,000, the Fannie Mae conforming loan limit for single-family mortgage loans for 2012, must be approved by one of our residential loan underwriters. Residential loans in excess of $417,000 that will be sold to a correspondent bank are underwritten and approved by the correspondent bank. Residential loans over $417,000 that will be held and serviced by Home Federal Bank require approval from one of our residential loan underwriters and a member of senior management. Commercial real estate secured loans and lines of credit and commercial business loans up to $1.0 million must be approved by the President or the Chief Executive Officer, up to $2.0 million by both the President and the Chief Executive Officer, up to $3.0 million by the Commercial Loan Committee and in excess of $3.0 million by the Executive Loan Committee. In accordance with past practice, all loans are ratified by our board of directors.

Historically, we purchased loans from a mortgage originator secured by single-family housing primarily located in predominantly rural areas of Texas and to a lesser extent, Tennessee, Arkansas, Alabama, Louisiana and Mississippi. We have not purchased any such mortgage loans since fiscal 2008. The loans were generally secured by rural properties and the seller retained servicing rights. Although the loans were originated with fixed-rates, Home Federal Bank receives an adjustable-rate of interest equal to the Federal Housing Finance Board rate, with rate floors and ceilings of approximately 5.0% and 8.0%, respectively. Under the terms of the loan agreements, the seller must repurchase any loan that becomes more than 90 days delinquent. At June 30, 2012, we had approximately $8.7 million of such loans in our portfolio with an average contractual remaining term of approximately 19.6 years.

In recent periods, we have originated and sold a substantial amount of our fixed-rate conforming mortgages to correspondent banks. For the year ended June 30, 2012, we originated $251.9 million of one- to four-family residential loans and sold $120.0 million of such loans. Our residential loan originations primarily consist of rural development, FHA and VA loans.

The following table shows total loans originated, sold and repaid during the periods indicated.

	Year Ended June 30,
	2012	2011
	(In thousands)
Loan originations:
One- to four-family residential	$163,326	$122,981
Commercial — real estate secured (owner occupied)	13,195	20,575
Multi-family residential	4,751	3,964
Commercial business	14,145	14,034
Land	7,596	6,400
Construction	39,608	15,367
Home equity loans and lines of credit and other consumer	9,309	10,688
Total loan originations	251,930	194,009
Loans purchased	--	--
Total loan originations and loans purchased	251,930	194,009
Loans sold	(119,969)	(116,503)
Loan principal repayments	(83,606)	(51,578)
Total loans sold and principal repayments	(203,575)	(168,081)
Increase (decrease) due to other items, net(1)	(5,463)	6,387
Net increase in loan portfolio	$42,892	$32,315
 ___________________
(1)           Other items consist of deferred loan fees, the allowance for loan losses and loans held-for-sale at year end.

Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, we concentrate our lending activity in our primary market area in Caddo and Bossier Parishes, Louisiana and the surrounding area. Subject to our loans-to-one borrower limitation, we are permitted to invest without limitation in residential mortgage loans and up to 400% of our capital in loans secured by non-residential or commercial real estate. We also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, we may invest up to 10% of our total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At June 30, 2012, we were within each of the above lending limits.

During fiscal 2012 and 2011, we sold $120.0 million and $116.5 million of loans, respectively. We recognized gain on sale of loans of $2.4 million during fiscal 2012 and $1.8 million during fiscal 2011. Loans were sold during these periods primarily to other financial institutions. Such loans were sold against forward sales commitments with servicing released and without recourse after a certain period of time, typically 90 days. The loans sold primarily consisted of long-term, fixed rate residential real estate loans. These loans were originated during this period of historically low interest rates and were sold to reduce our interest rate risk. We will continue to sell loans in the future to the extent we believe the interest rate environment is unfavorable and interest rate risk is unacceptable.

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of June 30, 2012, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	One- to Four-Family Residential	Commercial— Real Estate Secured	Multi- Family Residential	Commercial Business	Land	Construction	Home Equity Loans and Lines of Credit and Other Consumer	Total
				(In thousands)
Amounts due after June 30, 2012 in:

One year or less	$3,226	$1,275	$4,845	$3,264	$8,016	$18,198	$1,355	$40,179
After one year through two years	3,640	8,151	575	4,099	3,932	4,462	231	25,090
After two years through three years	8,202	5,859	--	1,197	62	--	1,894	17,214
After three years through five years	17,162	22,278	2,034	2,985	307	--	6,916	51,682
After five years through ten years	2,594	1,294	--	806	--	--	918	5,612
After ten years through fifteen years	6,749	--	2,842	--	--	--	113	9,704
After fifteen years	17,837	373	2,623	18	--	--	9	20,860

Total	$59,410	$39,230	$12,919	$12,369	$12,317	$22,660	$11,436	$170,341

The following table sets forth the dollar amount of all loans at June 30, 2012, before net items, due after June 30, 2013 which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed-Rate	Adjustable-Rate	Total
		(In thousands)
One- to four-family residential	$46,275	$9,909	$56,184
Commercial — real estate secured	37,955	--	37,955
Multi-family residential	8,074	--	8,074
Commercial business	9,105	--	9,105
Land	4,301	--	4,301
Construction	4,462	--	4,462
Home equity loans and lines of credit and other consumer	10,081	--	10,081

Total	$$120,253	$9,909	$130,162

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

One- to Four-Family Residential Real Estate Loans.  At June 30, 2012, $59.4 million, or 34.9%, of the total loan portfolio, before net items, consisted of one- to four-family residential loans.

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

At June 30, 2012, $48.6 million, or 81.8%, of our one- to four-family residential mortgage loans were fixed-rate loans. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Our fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation, and other investors in the secondary mortgage market. Consistent with our asset/liability management, we have sold a significant portion of our long-term, fixed rate loans over the past two years.

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

Commercial — Real Estate Secured Loans.  As of June 30, 2012, Home Federal Bank had outstanding $39.2 million of loans secured by commercial real estate, all of which were owner occupied. It is the current policy of Home Federal Bank to lend in a first lien position on real property occupied as a commercial business property. Home Federal Bank offers fixed and variable rate mortgage loans. Home Federal Bank’s commercial real estate loans are limited to a maximum of 85% of the appraised value and have terms up to 15 years, however, the terms are generally no more than 5 years with amortization periods of 20 years or less. It is our policy that commercial real estate secured lines of credit are limited to a maximum of 85% of the appraised value of the property and shall not exceed 3 to 5 year amortizations.

Multi-Family Residential Loans.  At June 30, 2012, we had outstanding approximately $12.9 million of multi-family residential loans. Our multi-family residential loan portfolio includes income producing properties of 50 or more units and low income housing developments. We obtain personal guarantees on all properties other than those of the public housing authority for which they are not permitted.

Commercial Business Loans.  At June 30, 2012, we had outstanding approximately $12.4 million of non-real estate secured commercial loans. The business lending products we offer include lines of credit, inventory financing and equipment loans. Commercial business loans and lines of credit carry more credit risk than other types of commercial loans. We attempt to limit such risk by making loans predominantly to small- and mid-sized businesses located within our market area and having the loans personally guaranteed by the principals involved. We have established underwriting standards in regard to business loans which set forth the criteria for sources of repayment, borrower’s capacity to repay, specific financial and collateral margins and financial enhancements such as guarantees. Generally, the primary source of repayment is cash flow from the business and the financial strength of the borrower.

Land Loans.  As of June 30, 2012, land loans were $12.3 million, or 7.2% of the total loan portfolio, before net items. Land loans include land which has been acquired for the purpose of development and unimproved land. Our loan policy provides for loan-to-value ratios of 50% for unimproved land loans. Land loans are originated with fixed rates and terms up to five years with longer amortizations. Although land loans generally are considered to have greater credit risk than certain other types of loans, we expect to mitigate such risk by requiring personal guarantees and identifying other secondary sources of repayment for the land loan other than the sale of the collateral. It is our practice to only originate a limited amount of loans for speculative development to borrowers with whom our lenders have a prior relationship.

Construction Loans.  At June 30, 2012, we had outstanding approximately $22.7 million of construction loans which included loans for the construction of residential and commercial property. Our residential construction loans typically have terms of 6 to eleven months with a takeout letter from Home Federal for the permanent mortgage. Our commercial construction loans include owner occupied commercial properties, pre-sold property and speculative office property. As of June 30, 2012, we held $8.9 million of speculative construction loans, $5.3 million of which related to speculative office condominium projects, which are limited to eight units at any one time.

Home Equity and Second Mortgage Loans.  At June 30, 2012, we held $2.5 million of home equity and second mortgage loans. These loans are secured by the underlying equity in the borrower’s residence. We do not require that we hold the first mortgage on the properties that secure the second mortgage loans. The amount of our second mortgage loans generally cannot exceed a loan-to-value ratio of 90% after taking into consideration the first mortgage loan. These loans are typically three-to-five year balloon loans with fixed rates and terms that will not exceed 10 years and contain an on-demand clause that allows us to call the loan in at any time.

Equity Lines of Credit.  We offer lines of credit secured by a borrower’s equity in real estate which loans amounted to $8.5 million, or 5.0% of the total loan portfolio, before net items, at June 30, 2012. The rates and terms of such lines of credit depend on the history and income of the borrower, purpose of the loan and collateral. Lines of credit will not exceed 90% of the value of the equity in the collateral.

Consumer Non-real Estate Loans.  We are authorized to make loans for a wide variety of personal or consumer purposes. We originate consumer loans primarily in order to accommodate our customers. The consumer loans at June 30, 2012 consist of loans secured by deposit accounts with us, automobile loans, overdraft and other unsecured loans.

Consumer non-real estate loans generally have shorter terms and higher interest rates than residential mortgage loans, and generally entail greater credit risk than residential mortgage loans, particularly those loans secured by assets that depreciate rapidly, such as automobiles, boats and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the fluctuating demand for used automobiles. Our automobile loans at June 30, 2012 totaled $100,000.

We offer loans secured by deposit accounts held with us, which loans amounted to $227,000, or 0.1% of the total loan portfolio, before net items, at June 30, 2012. Such loans are originated for up to 100% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2%. These loans typically are payable on demand with a maturity date of one year.

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

Asset Quality

General.  During fiscal 2012, we engaged a third party to review loans, policies, and procedures. The scope of the services provided included credit underwriting, adherence to our loan policies as well as regulatory policies, and recommendations regarding reserve allocations. We expect these reviews will be done annually.

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

Real estate and other assets we acquire as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. We held no real estate owned at June 30, 2012 or 2011.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	June 30, 2012				June 30, 2011
	30-89		90 or More Days		30-89		90 or More Days
	Days Overdue		Overdue		Days Overdue		Overdue
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
(Dollars in thousands)
One- to four-family residential	29	$3,063	1	$14	24	$2,467	2	$114
Commercial — real estate secured	--	--	--	--	--	--	--	--
Multi-family residential	--	--	--	--	--	--	--	--
Commercial business	--	--	--	--	--	--	--	--
Land	--	--	--	--	--	--	--	--
Construction	--	--	--	--	--	--	--	--
Home equity loans and lines of credit and other consumer	--	--	--	--	--	--	--	--

Total delinquent loans	29	$3,063	1	$14	24	$2,467	2	$114

Delinquent loans to total net loans		1.82%		0.01%		1.97%		0.09%
Delinquent loans to total loans		1.80%		0.01%		1.95%		0.09%

Non-Performing Assets.  The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated. We did not have real estate owned or troubled debt restructurings at either of the dates indicated.

	June 30,
	2012		2011

Non-accruing loans:
One- to four-family residential	$14		$15
Commercial — real estate secured	--		--
Multi-family residential	--		--
Commercial business	--		--
Land	--		--
Construction	--		--
Home equity loans and lines of credit and other consumer	--		--
Total non-accruing loans	14		15
Accruing loans 90 days or more past due	--		99
Total non-performing loans(1)	14		114
Real estate owned, net	--		--
Total non-performing assets	$14		$114

Total non-performing loans as a percent of loans, net	0.01%		0.09%
Total non-performing assets as a percent of total assets	*	%	0.05%
_________________
*             Not meaningful.
(1)           Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

Classified Assets.  Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution’s classifications and amounts reserved. At June 30, 2012 we held $544,000 of assets classified special mention and $451,000 classified as substandard. The classified assets are related to eleven one- to four-family residential loans.

Allowance for Loan Losses.  At June 30, 2012, our allowance for loan losses amounted to $1.7 million. The allowance for loan losses is maintained at a level believed, to the best of our knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on our periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing conditions. We are primarily engaged in originating single-family residential loans. Our management considers the deficiencies of all classified loans in determining the amount of allowance for loan losses required at each reporting date. Our management analyzes the probability of the correction of the substandard loans’ weaknesses and the extent of any known or inherent losses that we might sustain on them. During the fiscal year 2012, we recorded a provision for loan losses of $856,000 as compared to $353,000 recorded for fiscal year 2011. The 2012 provision reflects our estimate to maintain the allowance for loan losses at a level to cover probable losses inherent in the loan portfolio.

The increase in the provision for fiscal year 2012 reflects the increased risk associated with our commercial lending (both real estate secured and non-real estate secured), as well our consideration of the downturn in the national economy. As noted previously, total non-performing assets decreased by approximately $100,000 over the prior year; however, our loans 30-89 days overdue increased $596,000 as of June 30, 2012 compared to June 30, 2011, all of which were secured by one- to four-family residential properties.

While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

The following table shows changes in our allowance for loan losses during the periods presented.  There were no loan charge-offs during fiscal 2012 or 2011.

	At or for the Year Ended
	June 30,
	2012	2011
	(Dollars in thousands)
Total loans outstanding at end of period	$170,341	$126,490
Average loans outstanding	156,759	115,505
Allowance for loan losses, beginning of period	842	489
Provision for loan losses	856	353
Charge-offs	--	--
Allowance for loan losses, end of period	$1,698	$842

Allowance for loan losses as a percent of non-performing loans	12,128.57%	738.60%
Allowance for loan losses as a percent of loans outstanding	1.00%	0.67%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	June 30,
	2012		2011
		Loan		Loan
		Category		Category
	Amount of	as a % of	Amount of	as a % of
	Allowance	Total Loans	Allowance	Total Loans
	(Dollars in thousands)
One- to four-family residential	$416	34.88%	$110	36.02%
Commercial — real estate secured	185	23.03	125	25.90
Multi-family residential	205	7.58	140	6.61
Commercial business	281	7.26	175	8.09
Land	270	7.23	150	8.90
Construction	311	13.30	130	8.16
Home equity loans and lines of credit and other consumer	30	6.72	12	6.32

Total	$1,698	100.00%	$842	100.00%

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

The following table sets forth certain information relating to our investment securities portfolio at the dates indicated.

	June 30,
	2012		2011
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Securities Held-to-Maturity:
FNBB stock	$250	$250	$250	$250
FHLB stock	1,131	1,131	1,320	1,320
Mortgage-backed securities	--	--	4,155	4,068
Total Securities Held-to-Maturity	1,381	1,381	5,725	5,638

Securities Available-for-Sale:
Government agency securities	--	--	36,774	36,981
ARM Fund	1,291	1,302	1,291	1,308
Mortgage-backed securities	65,056	67,124	34,814	36,750

Total Securities Available-for-Sale	66,347	68,426	72,879	75,039

Total Investment Securities	$67,728	$69,807	$78,604	$80,677

The following table sets forth the amount of investment securities which contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2012. The amounts reflect the fair value of our securities at June 30, 2012.

	Amounts at June 30, 2012 which Mature in
			Over One
		Weighted	Year	Weighted	Over Five	Weighted		Weighted
	One Year	Average	Through	Average	Through	Average	Over	Average
	or Less	Yield	Five Years	Yield	Ten Years	Yield	Ten Years	Yield
	(Dollars in thousands)
Bonds and other debt securities:
Mortgage-backed securities	$--	--%	$54	4.90%	$755	3.23%	$66,315	3.27%
Equity securities(1):
ARM Fund	--	--	--	--	--	--	1,302	1.62
FNBB stock	--	--	--	--	--	--	250	1.26
FHLB stock	--	--	--	--	--	--	1,131	.42

Total investment securities and bank stocks	$--	--%	$54	4.90%	$755	3.23%	$68,998	3.18%
 ____________________
(1)           None of the listed equity securities has a stated maturity.

Our investment in equity securities consists primarily of FHLB stock, a $1.3 million (book value) investment in an adjustable-rate mortgage fund (referred to as the ARM Fund) and shares of First National Bankers Bankshares, Inc. (“FNBB”). The fair value of the ARM Fund has traditionally correlated with the interest rate environment. At June 30, 2012, the unrealized gain on this investment was $11,000. Management monitors its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

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

The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2012 and 2011.

	June 30,
	2012	2011
	(In thousands)
Fixed rate:
GNMA	$133	$157
FHLMC	376	1,680
FNMA	22,373	37,784
Total fixed rate	22,882	39,621
Adjustable rate:
GNMA	43,349	115
FNMA	602	732
FHLMC	291	350
Total adjustable-rate	44,242	1,197
Total mortgage-backed securities	$67,124	$40,818

Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at June 30, 2012 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2012.

	Amounts at June 30, 2012 which Mature in
		Weighted	Over One	Weighted		Weighted
	One Year	Average	through	Average	Over	Average
	or Less	Yield	Five Years	Yield	Five Years	Yield
	(In thousands)
Fixed rate:
GNMA	$--	--%	$ 6	10.20%	$ 127	8.21%
FHLMC	--	--	7	8.53	369	5.32
FNMA	--	--	--	--	22,373	5.67

Total fixed-rate	--	--	13	9.31	22,869	5.66%

Adjustable rate:
GNMA	--	--	9	4.47	43,340	2.04%
FNMA	--	--	32	3.13	570	2.76
FHLMC	--	--	--	--	291	2.80

Total adjustable-rate	--	--	41	3.42	44,201	2.06

Total	$--	--%	$ 54	4.92%	$ 67,070	3.27%

The following table sets forth the purchases, sales and principal repayments of our mortgage-backed securities during the periods indicated.

	At or For the
	Year Ended June 30,
	2012	2011
	(Dollars in thousands)
Mortgage-backed securities at beginning of period	$38,969	$59,272
Purchases	45,055	3,969
Repayments	(15,829)	(14,342)
Sales	(3,383)	(10,103)
Amortizations of premiums and discounts, net	244	173

Mortgage-backed securities at end of period	$65,056	$38,969

Weighted average yield at end of period	3.27%	4.93%

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

Deposits.  We attract deposits principally from residents of Louisiana and particularly from Caddo and Bossier Parishes. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. During the quarter ended March 31, 2012, we began to utilize brokered certificates of deposit as a component of our strategy for lowering the overall cost of funds. The brokered certificates of deposit are callable by Home Federal Bank after twelve months. At June 30, 2012, we had $10.4 million in brokered certificates of deposit. A significant increase in money market accounts at June 30, 2012 was attributable to a non-recurring deposit that had a balance of $31.7 million at fiscal year end. The deposit was short-term in nature and withdrawn as of August 1, 2012.

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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	June 30,
	2012		2011
		Percent of		Percent of
	Amount	Total Deposits	Amount	Total Deposits
	(Dollars in thousands)
Certificate accounts:
0.00% - 0.99%	$23,233	10.49%	$4,762	3.10%
1.00% - 1.99%	37,443	16.91	24,946	16.24
2.00% - 2.99%	27,024	12.21	29,869	19.44
3.00% - 3.99%	19,135	8.64	20,192	13.15
4.00% - 4.99%	579	0.26	1,026	0.67
5.00% - 5.99%	1,221	0.55	4,870	3.17

Total certificate accounts	108,635	49.06	85,665	55.77

Transaction accounts:
Passbook savings	6,893	3.11	7,363	4.79
Non-interest bearing demand accounts	20,575	9.29	14,827	9.65
NOW accounts	16,887	7.63	14,516	9.45
Money market	68,446	30.91	31,245	20.34

Total transaction accounts	112,801	50.94	67,951	44.23

Total deposits	$221,436	100.00%	$153,616	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended June 30,
	2012			2011
			Average			Average
	Average	Interest	Rate	Average	Interest	Rate
	Balance	Expense	Paid	Balance	Expense	Paid

Passbook savings	$6,600	$39	0.59%	$6,125	$25	0.41%
Non-interest bearing demand accounts	18,020	--	--	12,302	--	--
NOW accounts	16,854	120	0.71	10,384	65	0.63
Money market	39,044	214	0.55	27,542	260	0.94
Certificates of deposit	97,838	2,088	2.13	78,971	1,929	2.44

Total deposits	$178,356	$2,461	1.38%	$135,324	$2,279	1.68%

The following table shows our savings flows during the periods indicated.

	Year Ended June 30,
	2012	2011
	(In thousands)
Net deposits (withdrawals)	$66,053	$34,221
Interest credited	1,767	1,673
Total increase in deposits	$67,820	$35,894

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at June 30, 2012.

	Balance at June 30, 2012
	Maturing in the 12 Months Ending June 30,
Certificates of Deposit	2013	2014	2015	Thereafter	Total
	(In thousands)
0.00% - 0.99%	$17,253	$1,639	$126	$4,215	$23,233
1.00% - 1.99%	11,206	14,476	3,474	8,287	37,443
2.00% - 2.99%	4,928	7,650	3,966	10,480	27,024
3.00% - 3.99%	3,709	2,017	8,606	4,803	19,135
4.00% - 4.99%	246	333	--	--	579
5.00% - 5.99%	1,221	--	--	--	1,221
Total certificate accounts	$38,563	$26,115	$16,172	$27,785	$108,635

The following table shows the maturities of our certificates of deposit in excess of $100,000 at June 30, 2012 by time remaining to maturity.

		Weighted
	Amount	Average Rate
	(Dollars in thousands)
September 30, 2012	$4,265	1.88%
December 31, 2012	3,487	1.39
March 31, 2013	5,252	1.43
June 30, 2013	3,902	0.93
After June 30, 2013	31,376	2.24
Total certificates of deposit with balances in excess of $100,000	$48,282

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

As of June 30, 2012, we were permitted to borrow up to an aggregate total of $141.3 million from the Federal Home Loan Bank of Dallas. We had $23.5 million and $26.9 million of Federal Home Loan Bank advances outstanding at June 30, 2012 and 2011, respectively.  Additionally, at June 30, 2012, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $17.4 million.  There were no amounts purchased under this agreement as of June 30, 2012.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year
	Ended June 30,
	2012	2011
	(Dollars in thousands)
FHLB advances:
Average balance outstanding	$25,492	$26,630
Maximum amount outstanding at any month-end during the period	31,310	29,326
Balance outstanding at end of period	23,469	26,891
Average interest rate during the period	2.31%	3.41%
Weighted average interest rate at end of period	1.86%	2.85%

At June 30, 2012, $18.9 million of our borrowings were short-term (maturities of one year or less). Such short-term borrowings had a weighted average interest rate of 1.30% at June 30, 2012.

The following table shows maturities of Federal Home Loan Bank advances at June 30, 2012, for the years indicated:

Years Ending June 30,	Amount
(In thousands)
2013	$18,907
2014	1,915
2015	236
2016	246
2017	258
Thereafter	1,907
Total	$23,469

Subsidiaries

At June 30, 2012, the Company had one subsidiary, Home Federal Bank.  The Bank’s only subsidiary at such date was Metro Financial Services, Inc., an inactive, wholly-owned subsidiary.

Employees

Home Federal Bank had 39 full-time employees and five part-time employees at June 30, 2012. None of these employees are covered by a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in 2010, the powers of the Office of Thrift Supervision regarding Home Federal Bank, and Home Federal Bancorp transferred to other federal financial institution regulatory agencies on July 21, 2011. See “— 2010 Regulatory Reform.” As of the transfer date, all of the regulatory functions related to Home Federal Bank that were under the jurisdiction of the Office of Thrift Supervision transferred  to the Office of the Comptroller of the Currency. In addition, as of that same date, all of the regulatory functions related to Home Federal Bancorp, as a savings and loan holding company that were under the jurisdiction of the Office of Thrift Supervision, transferred to the Federal Reserve Board.

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

•
A new independent consumer financial protection bureau was established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. However, smaller financial institutions, like Home Federal Bank, are subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

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

•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts extended through the end of 2012.

•	Deposit insurance assessment base calculation equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

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

•
Leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies were extended to thrift holding companies. However, the Federal Reserve Board has not issued regulations that address the levels of these capital requirements and when they will apply to Home Federal Bancorp.

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

•
Public companies are now required, or for smaller companies such as Home Federal Bancorp will be required for meetings after January 21, 2013, to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•
A separate, non-binding shareholder vote is now required, or for smaller companies such as Home Federal Bancorp will be required for meetings after January 21, 2013, regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•
Securities exchanges are now required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

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

Regulation of Home Federal Bancorp

Home Federal Bancorp, a Louisiana corporation, is a registered savings and loan holding company within the meaning of Section 10 of the Home Owners’ Loan Act and is subject to examination and supervision by the Federal Reserve Board as well as certain reporting requirements. In addition, because Home Federal Bank is a subsidiary of a savings and loan holding company, it is subject to certain restrictions in dealing with us and with other persons affiliated with the Bank.

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

Holding Company Activities.  Home Federal Bancorp operates as a unitary savings and loan holding company and is permitted to engage only in the activities permitted for financial institution holding companies or for multiple savings and loan holding companies. Multiple savings and loan holding companies are permitted to engage in the following activities: (i) activities permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the Federal Reserve Board prohibits or limits such 4(c) activities); (ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting any insurance agency or escrow business; (iv) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or (vii) activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies. Under the 2010 legislation, savings and loan holding companies became subject to statutory capital requirements.  While there are no specific restrictions on the payment of dividends or other capital distributions for savings and loan holding companies, federal regulations do prescribe such restrictions on subsidiary savings institutions, as described below. Home Federal Bank will be required to notify the Federal Reserve Board 30 days before declaring any dividend. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Federal Reserve Board and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

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

The 2010 financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most noninterest bearing transaction deposit accounts and to guarantee certain unsecured debt of financial institutions and their holding companies. Under the unsecured debt program, the Federal Deposit Insurance Corporation’s guarantee expires on the earlier of the maturity date of the debt or December 31, 2012.  The unlimited deposit insurance for non-interest-bearing transaction accounts was extended by the 2010 legislation through the end of 2012 for all insured institutions without a separate insurance assessment (but the cost of the additional insurance coverage will be considered under the risk-based assessment system).  Home Federal Bank participates in the temporary liquidity guarantee program.

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

Core capital generally consists of common stockholders’ equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. Home Federal Bank had no intangible assets at June 30, 2012. Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect Home Federal Bank’s regulatory capital.

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

At June 30, 2012, Home Federal Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 14.83%, 14.83% and 28.99%, respectively.

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

At June 30, 2012, Home Federal Bank was deemed a well-capitalized institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

Capital Distributions.  Office of the Comptroller of the Currency regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for Office of the Comptroller of the Currency approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Office of the Comptroller of the Currency-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions must still file a notice with the Office of the Comptroller of the Currency at least 30 days before the board of directors declares a dividend or approves a capital distribution if either (1) the institution would not be well-capitalized following the distribution; (2) the proposed distribution would reduce the amount or retire any part of our common or preferred stock or retire any part of a debt instrument included in our regulatory capital, or (3) the savings institution is a subsidiary of a savings and loan holding company and the proposed capital distribution is not a cash dividend.  If a savings institution, such as Home Federal Bank, that is the subsidiary of a savings and loan holding company, has filed a notice with the Federal Reserve Board for a cash dividend and is not required to file an application or notice with the Office of the Comptroller of the Currency for any of the reasons described above, then the savings institution is only required to provide an informational copy to the Office of the Comptroller of the notice filed with the Federal Reserve Board, at the same time that it is filed with the Federal Reserve Board.

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

If a savings association fails to remain a QTL, it is immediately prohibited from the following:

•	Making any new investments or engaging in any new activity not allowed for both a national bank and a savings association;

•	Establishing any new branch office unless allowable for a national bank; and

•	Paying dividends unless allowable for a national bank and must be necessary to meet the obligations of its holding company.

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

At June 30, 2012, Home Federal Bank believes that it meets the requirements of the QTL test.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act place restrictions on loans to executive officers, directors and principal shareholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. Home Federal Bank currently is subject to Section 22(g) and (h) of the Federal Reserve Act and at June 30, 2012, was in compliance with the above restrictions.

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

Federal Home Loan Bank System.  Home Federal Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers a home financing credit function primarily for its members. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. The Federal Home Loan Bank of Dallas is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At June 30, 2012, Home Federal Bank had $23.5 million of Federal Home Loan Bank advances and $117.9 million available on its credit line with the Federal Home Loan Bank.

As a member, Home Federal Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to 0.06% of its total assets. At June 30, 2012, Home Federal Bank had $1.1 million in Federal Home Loan Bank stock, which was in compliance with the applicable requirement.

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

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve Bank. At June 30, 2012, Home Federal Bank had met its reserve requirement.

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

Method of Accounting.  For federal income tax purposes, Home Federal Bank reports income and expenses on the accrual method of accounting and used a June 30 tax year in 2011 for filing its federal income tax return.

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

At June 30, 2012, the total federal pre-1988 reserve was approximately $3.3 million. The reserve reflects the cumulative effects of federal tax deductions by Home Federal Bank for which no federal income tax provisions have been made.

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

State and Local Taxation

Home Federal Bancorp is subject to the Louisiana Corporation Income Tax based on our Louisiana taxable income. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, “Louisiana taxable income” means net income which is earned by us within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction. In addition, Home Federal Bank is subject to the Louisiana Shares Tax which is imposed on the assessed value of a company’s stock. The formula for deriving the assessed value is to calculate 15% of the sum of:

(a) 20% of our capitalized earnings, plus

(b) 80% of our taxable stockholders’ equity, minus

(c) 50% of our real and personal property assessment.

Various items may also be subtracted in calculating a company’s capitalized earnings.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently conduct business from our main office, two additional full-service banking offices and one agency office located in Shreveport, Louisiana and one full-service banking office located in Bossier City, Louisiana. The following table sets forth certain information relating to Home Federal Bank’s offices, a parcel of land for a future branch office and property acquired for administrative offices which was held for sale at June 30, 2012. We are in the process of purchasing two lots adjacent to our main office on Market Street in the first quarter of 2013, one of which will serve as an administrative office and the other as a parking lot.

			Net Book Value	Amount of
Description/Address	Leased/Owned		of Property	Deposits
	(In thousands)
Building
624 Market Street, Shreveport, LA	Owned		$253	$64,101
Building/ATM
6363 Youree Dr., Shreveport, LA	Owned	(1)	298	107,552
Building/ATM
9300 Mansfield Rd., Suite 101, Shreveport, LA	Leased		45	32,965
Building/ATM
2555 Viking Drive, Bossier City, LA	Owned		2,357	16,818
Agency Office
6425 Youree Drive, Suite 100, Shreveport, LA	Leased		16	--
Lot 2
River Crest, Unit #1, Bossier Parish, LA	Owned		436	--
Building(2)
222 Florida Street, Shreveport, LA	Owned		1,065	--
 _______________
(1)	The building is owned but the land is subject to an operating lease which was renewed on November 30, 2008 for a five-year period.
(2)	The property is currently held for sale.

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

	Stock Price per Share		Cash Dividends
Quarter Ended	High	Low	per Share
Fiscal 2012:
June 30, 2012	$15.16	$14.13	$0.06
March 31, 2012	15.00	13.76	0.06
December 31, 2011	17.12	12.85	0.06
September 30, 2011	13.99	13.00	0.06

Fiscal 2011:
June 30, 2011	$14.00	$12.75	$0.06
March 31, 2011	13.30	11.76	0.06
December 31, 2010	12.19	9.60	0.05
September 30, 2010	10.99	8.45	0.05

At September 14, 2012, Home Federal Bancorp had 205 shareholders of record.

The information for all equity based and individual compensation arrangements is incorporated by reference from Item 11 hereof.

(b)           Not applicable.

(c)           Purchases of Equity Securities.

The Company’s repurchases of its common stock made during the quarter ended June 30, 2012 are set forth in the table below:

				Maximum
			Total Number of	Number of Shares
		Average	Shares Purchased	That May Yet Be
	Total Number	Price	as Part of Publicity	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs (a)
April 1, 2012 – April 30, 2012	21,300	$14.49	21,300	198,544
May 1, 2012 – May 31, 2012	1,900	14.65	1,900	196,644
June 1, 2012 – June 30, 2012	70,695	14.80	70,695	125,949
Total	93,895	$14.73	93,895	125,949
____________________________
Notes to this table:
(a)  On February 1, 2012, the Company announced by press release a repurchase program to repurchase up to 305,000 shares, or approximately 10.0% of the Company’s outstanding shares of common stock. The repurchase program does not have an expiration date.

Item 6. Selected Financial Data

Set forth below is selected consolidated financial and other data of Home Federal Bancorp. The information at or for the years ended June 30, 2012 and 2011 is derived in part from the audited financial statements that appear in this Form 10-K. The information at or for the years ended June 30, 2010, 2009 and 2008, is also derived from audited financial statements that do not appear in this Form 10-K.

	At June 30,
	2012	2011	2010	2009	2008
		(In thousands)
Selected Financial and Other Data:
Total assets	$296,183	$233,320	$185,145	$154,766	$137,715
Cash and cash equivalents	34,863	9,599	8,837	10,007	7,363
Securities available for sale	68,426	75,039	63,688	92,647	96,324
Securities held to maturity	1,381	5,725	2,138	2,184	1,688
Loans held-for-sale	11,157	6,653	13,403	1,277	852
Loans receivable, net	168,263	125,371	93,056	46,948	28,263
Deposits	221,436	153,616	117,722	86,146	78,359
Federal Home Loan Bank advances	23,469	26,891	31,507	35,997	26,876
Total Stockholders’ equity	49,888	51,183	33,365	31,310	27,874

	As of or for the Year Ended June 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share amounts)
Selected Operating Data:
Total interest income	$12,722	$10,297	$9,169	$7,596	$7,004
Total interest expense	3,050	3,186	3,458	3,838	3,968
Net interest income	9,672	7,111	5,711	3,758	3,036
Provision for loan losses	856	353	36	240	--
Net interest income after provision for loan losses	8,816	6,758	5,675	3,518	3,036
Total non-interest income	3,324	2,630	864	363	198
Total non-interest expense(1)	8,170	6,512	5,196	3,113	3,359
Income (loss) before income tax expense (benefit)	3,970	2,876	1,343	768	(125)
Income tax expense (benefit)	1,127	938	673	(253)	(43)
Net income (loss)	$2,843	$1,938	$670	$515	$(82)
Earnings (loss) per share of common stock:
Basic	$1.02	$0.67	$0.21	$0.16	$(0.03)
Diluted	$1.01	$0.67	$0.21	$0.16	$(0.03)

Selected Operating Ratios(2):
Average yield on interest-earning assets	5.26%	5.22%	5.59%	5.21%	5.39%
Average rate on interest-bearing liabilities	1.64	2.13	2.68	3.32	4.00
Average interest rate spread(3)	3.62	3.09	2.91	1.89	1.39
Net interest margin(3)	4.00	3.60	3.48	2.58	2.33
Average interest-earning assets to average interest-bearing liabilities	130.09	131.85	127.01	126.37	131.06
Net interest income after provision for loan losses to non-interest expense	107.91	103.78	109.22	113.01	90.38
Total non-interest expense to average assets	3.19	3.13	3.08	2.09	2.52
Efficiency ratio(4)	62.87	66.85	79.03	75.54	103.87
Return on average assets	1.11	0.93	0.40	0.35	(0.06)
Return on average equity	5.62	4.47	2.09	1.70	(0.25)
Average equity to average assets	19.76	20.86	18.98	20.35	24.83
Dividend payout ratio	25.57	26.37	43.73	57.86	--

(Footnotes on following page)

	As of or for the Year Ended June 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share amounts)
Selected Quality Ratios(5):
Non-performing loans as a percent of total loans receivable	0.01%	0.09%	0.38%	0.72%	--%
Non-performing assets as a percent of total assets	*	0.05	0.19	0.23	0.04
Allowance for loan losses as a percent of total loans receivable	1.00	0.67	0.52	0.98	0.82
Net charge-offs to average loans receivable	--	--	0.02	0.03	--
Allowance for loan losses as a percent of non-performing loans	12,128.57	738.60	135.83	133.52	--

Bank Capital Ratios(5):
Tangible capital ratio	14.83%	18.18%	16.47%	18.93%	20.21%
Core capital ratio	14.83	18.18	16.47	18.93	20.21
Total capital ratio	28.99	35.17	33.67	54.77	73.08

Other Data:
Full service offices	5	5	4	4	3
Employees (full-time)	39	41	39	22	17
__________________
*	Not meaningful.
(1)	Includes merger and stock issuance related expense of $133,000 and $883,000 for the years ended June 30, 2009 and 2008, respectively.
(2)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our profitability depends primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, investment securities and interest-earning deposits in other institutions, and interest expense on interest-bearing deposits and borrowings from the Federal Home Loan Bank of Dallas. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. Our profitability also depends, to a lesser extent, on non-interest income, provision for loan losses, non-interest expenses and federal income taxes. Home Federal Bancorp, Inc. of Louisiana had net income of $2.8 million in fiscal 2012 compared to net income of $1.9 million in fiscal 2011.

Historically, our business consisted primarily of originating single-family real estate loans secured by property in our market area. Typically, single-family loans involve a lower degree of risk and carry a lower yield than commercial real estate, construction, commercial business and consumer loans. During fiscal 2009, we hired three commercial loan officers and began to offer commercial real estate loans, commercial business loans and real estate secured lines of credit which typically have higher rates and shorter terms than single-family loans. Although our loans continue to be primarily funded by certificates of deposit, which typically have a higher interest rate than passbook accounts, it is now our policy to require commercial customers to have a deposit relationship with us, which has increased our balance of NOW accounts in recent periods. The combination of these factors has resulted in higher interest rate spreads in fiscal 2012. Due to the continued low interest rate environment, we have sold a substantial amount of our fixed rate single-family residential loan originations in recent periods. We have also sold investment securities as available-for-sale to realize gains in the portfolio. Because of a decrease in our cost of funds and the volume increase of interest earning assets, our net interest margin increased from 3.60% to $4.00% during fiscal 2012 compared to 2011 and our net interest income increased to $9.7 million for fiscal 2012 as compared to $7.1 million for fiscal 2011. We expect to continue to emphasize consumer and commercial lending in the future in order to improve the yield on our portfolio. In July, 2009, we began offering security brokerage and advisory services at our agency office through Tipton Wealth Management.

Home Federal Bancorp’s operations and profitability are subject to changes in interest rates, applicable statutes and regulations and general economic conditions, as well as other factors beyond our control.

Business Strategy

Our business strategy is focused on operating a growing and profitable community-oriented financial institution. Our current business strategy includes:

•
Continuing to Grow and Diversify Our Loan Portfolio. We intend to grow and continue to diversify of loan portfolio by, among other things, emphasizing the origination of commercial real estate and business loans.  At June 30, 2012, our commercial real estate loans amounted to $39.2 million, or 23.0% of the total loan portfolio. Our construction loans at June 30, 2012 amounted to $22.7 million or 13.3% of the total loan portfolio and commercial business loans amounted to $12.3 million or 7.3% of the total loan portfolio. Commercial real estate, commercial business, construction and development and consumer loans all typically have higher yields and are more interest sensitive than long-term single-family residential mortgage loans. We plan to continue to grow and diversify our loan portfolio, and we intend to continue to grow our holdings of commercial real estate and business loans.

•
Diversify Our Products and Services.  We intend to continue to emphasize our commercial business products to provide a full-service banking relationship to our commercial customers. We have introduced mobile and Internet banking and remote deposit capture, to better serve our commercial clients. Additionally, we have developed new deposit products focused on expanding our deposit base to new types of customers.

•
Managing Our Expenses.  We have incurred significant additional expenses related to personnel and infrastructure in recent periods as we implemented our business strategy. Our total non-interest expense increased $1.7 million, or 25.5%, in fiscal 2012 compared to 2011. Our efficiency ratio for 2012 was 62.9% compared to 66.9% for fiscal 2011.

•
Enhancing Core Earnings.  We expect to continue to emphasize commercial real estate and business loans which generally bear interest rates higher than residential real estate loans and sell a substantial part of our fixed rate residential mortgage loan originations. The average interest rate spread for the year ended June 30, 2012 was 3.62% as compared to 3.09% for the year ended June 30, 2011.

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

•
Maintain Our Asset Quality.  At June 30, 2012, our non-performing assets totaled $14,000. We had no real estate owned or troubled debt restructurings at June 30, 2012. We intend to continue to stress maintaining high asset quality even as we continue to grow our institution and diversity our loan portfolio.

•
Cross-Selling Products and Services and Emphasizing Local Decision Making.  We have promoted cross-selling products and services in our branch offices and emphasized our local decision making and streamlined loan approval process.

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

Changes in Financial Condition

Home Federal Bancorp’s total assets increased $62.9 million, or 26.9%, to $296.2 million at June 30, 2012 compared to $233.3 million at June 30, 2011. This increase was primarily due to increases in loans receivable, net of $42.9 million, loans held-for-sale of $4.5 million, cash and cash equivalents of $25.3 million, premises and equipment of $935,000 and cash surrender value of bank owned life insurance of $205,000, compared to the prior year.  These increases were partially offset by a decrease in investment securities of $11.0 million.

Loans receivable, net increased $42.9 million, or 34.2%, from $125.4 million at June 30, 2011 to $168.3 million at June 30, 2012. The increase in loans receivable, net was attributable primarily to increases in one-to four-family residential loans of $13.8 million, construction loans of $12.3 million, commercial real estate loans of $6.5 million, multi-family residential loans of $4.6 million, commercial business loans of $2.1 million, land loans of $1.1 million and home equity and second mortgage loans of $1.0 million at June 30, 2012, compared to the prior year period. At June 30, 2012, the balance of purchased loans approximated $8.7 million, which consisted solely of one-to-four family residential loans purchased from a mortgage originator in Arkansas. We have not purchased any loans since fiscal 2008.

As part of implementing our business strategy, in recent periods we diversified the loan products we offer and increased our efforts to originate higher yielding commercial real estate loans and lines of credit and commercial business loans. In fiscal 2009, we hired three commercial loan officers and began offering commercial real estate loans and lines of credit and commercial business loans which were deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans. As of June 30, 2012, Home Federal Bank had $39.2 million of commercial real estate loans and $12.4 million of commercial business loans. Although commercial loans are generally considered to have greater credit risk than other certain types of loans, we attempt to mitigate such risk by originating such loans in our market area to known borrowers.

Securities available-for-sale decreased $6.6 million, or 8.8%, from $75.0 million at June 30, 2011 to $68.4 million at June 30, 2012. This decrease resulted primarily from the sale of securities, normal principal paydowns, and by market value declines in the portfolio, partially offset by new investment acquisitions of $46.5 million. During the past two years, there have been significant loan prepayments due to the heavy volume of loan refinancing. However, with interest rates at their cyclical lows, management is reluctant to invest in long-term, fixed rate mortgage loans for the portfolio and instead sold the majority of the long-term, fixed rate mortgage loan production. During the quarter ended June 30, 2012, $3.6 million of mortgage-backed securities designated as held-to-maturity were transferred to the investment securities available for sale category as management determined they no longer had the intent to hold the securities to maturity. New investment securities purchased during fiscal 2012 consisted primarily of $43.0 million of mortgage-backed securities and $3.0 million in government agency notes. The agency notes were sold shortly after they were acquired.

Cash and cash equivalents increased $25.3 million, or 263.2%, from $9.6 million at June 30, 2011 to $34.9 million at June 30, 2012. The net increase in cash and cash equivalents was attributable to a non-recurring deposit during the fourth quarter which had a remaining balance of approximately $31.7 million at June 30, 2012. This short-term deposit was fully withdrawn early in the first quarter of fiscal 2013.

Total liabilities increased $64.2 million, or 35.2%, from $182.1 million at June 30, 2011 to $246.3 million at June 30, 2012 due primarily to an increase of $67.8 million, or 44.1%, in deposits, offset by a decrease in advances from the Federal Home Loan Bank of $3.4 million, or 12.7%. The increase in deposits was attributable primarily to increases in our money market accounts and certificates of deposit. Money market accounts increased $37.2 million as the result of an expansion of commercial deposit accounts and the effects of a $31.7 million short-term deposit as of June 30, 2012. Certificates of deposit increased $23.0 million, or 26.8%, from $85.7 million at June 30, 2011 to $108.6 million at June 30, 2012. NOW accounts increased $2.4 million from $14.5 million at June 30, 2011 to $16.9 million at June 30, 2012 and non-interest bearing deposit accounts increased $5.7 million from $14.8 million at June 30, 2011 to $20.6 million at June 30, 2012. At June 30, 2012, we held $10.4 million in brokered certificates of deposit.

Shareholders’ equity decreased $1.3 million, or 2.5%, to $49.9 million at June 30, 2012, from $51.2 million at June 30, 2011. The primary reasons for the decrease in shareholders’ equity from June 30, 2011, were the acquisition of treasury stock of $2.7 million, the acquisition of common stock for the company’s recognition and retention plan trust in the amount of $1.1 million, dividends paid of $727,000 and a decrease in the Company’s accumulated other comprehensive income of $54,000. These decreases in shareholders’ equity were partially offset by net income of $2.8 million for the year ended June 30, 2012, proceeds from the issuance of common stock from the exercise of stock options of $201,000 and the vesting of restricted stock awards, stock options and release of employee stock ownership plan shares totaling $242,000. The change in accumulated other comprehensive income was primarily due to the change in net unrealized loss on securities available for sale due to recent declines in interest rates. The net unrealized loss on securities available-for-sale is affected by interest rate fluctuations. Generally, an increase in interest rates will have an adverse impact while a decrease in interest rates will have a positive impact.

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

	June 30,
	2012			2011
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$76,310	$ 2,528	3.31%	$67,024	$2,627	3.92%
Loans receivable(1)	156,759	10,182	6.50	115,505	7,647	6.62
Interest-earning deposits	8,674	12	0.14	14,793	23	0.16
Total interest-earning assets	241,743	12,722	5.26%	197,322	10,297	5.22%
Non-interest-earning assets	14,254			10,444
Total assets	$255,997			$207,7662
Interest-bearing liabilities:
Savings accounts	6,600	39	0.59%	6,125	25	0.41%
NOW accounts	16,854	120	0.71	10,384	65	0.63
Money market accounts	39,044	214	0.55	27,542	260	0.94
Certificate accounts	97,838	2,088	2.13	78,971	1,929	2.44
Total deposits	160,336	2,461	1.53	123,022	2,279	1.85
FHLB advances	25,492	589	2.31	26,630	907	3.41
Total interest-bearing liabilities	185,828	3,050	1.64%	149,652	3,186	2.13%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	18,020			12,302
Other liabilities	1,556			2,473
Total liabilities	205,404			164,427
Total Stockholders’ Equity(2)	50,593			43,339

Total liabilities and equity	$255,997			$207,766

Net interest-earning assets	$55,915			$47,670

Net interest income; average interest rate spread(3)		$ 9,672	3.62%		$7,111	3.09%

Net interest margin(4)			4.00%			3.60%

Average interest-earning assets to average interest-bearing liabilities			130.09%			131.85%

_________________
(1)	Includes loans held for sale for the years ended June 30, 2012 and 2011.
(2)	Includes retained earnings and accumulated other comprehensive loss.
(3)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by net average interest-earning assets.

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

	2012 vs. 2011			2011 vs. 2010
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)

Interest income:
Investment securities	$(463)	$364	$(99)	$(723)	$(593)	$(1,316)
Loans receivable, net	(196)	2,731	2,535	(92)	2,521	2,429
Interest-earning deposits	(1)	(10)	(11)	5	10	15

Total interest-earning assets	(660)	3,085	2,425	(810)	1,938	1,128

Interest expense:
Savings accounts	12	2	14	--	2	2
NOW accounts	14	41	55	22	21	43
Money market accounts	(154)	108	(46)	(90)	167	77
Certificate accounts	(301)	460	159	(406)	325	(81)

Total deposits	(429)	611	182	(474)	515	41
FHLB advances	(279)	(39)	(318)	(8)	(305)	(313)
Total interest-bearing liabilities	(708)	572	(136)	(482)	210	(272)

Increase (Decrease) in net interest income	$48	$2,513	$2,561	$(328)	$1,728	$1,400

Comparison of Operating Results for the Years Ended June 30, 2012 and 2011

General.  Net income amounted to $2.8 million for the year ended June 30, 2012, reflecting an increase of $905,000 compared to net income of $1.9 million for the year ended June 30, 2011. This increase was due to a $2.1 million increase in net interest income after provision for loan losses and a $694,000 increase in non-interest income, offset by an increase of $1.7 million in non-interest expense and an increase of $189,000 in the provision for income taxes.

Net Interest Income.  Net interest income amounted to $9.7 million for fiscal year 2012, an increase of $2.6 million, or 36.0%, compared to $7.1 million for fiscal year 2011. The increase was due primarily to an increase of $2.4 million in total interest income, and a $136,000 decrease in interest expense.

The average interest rate spread increased from 3.09% for fiscal 2011 to 3.62% for fiscal 2012 while the average balance of net interest-earning assets increased from $47.7 million to $55.9 million during the same periods. The percentage of average interest-earning assets to average interest-bearing liabilities decreased slightly to 130.09% for fiscal 2012 compared to 131.85% for fiscal 2011. The increase in the average interest rate spread reflects the decline in interest rates paid on interest bearing liabilities. Home Federal Bancorp’s average cost of funds decreased 49 basis points in fiscal 2012 compared to fiscal 2011. Lower certificate of deposit interest rates in our market area led us to decrease the average rates paid on certificates of deposit 31 basis points in fiscal 2012 compared to fiscal 2011. Net interest margin increased to 4.00% in fiscal 2012 compared to 3.60% for fiscal 2011.

Interest income increased $2.4 million, or 23.6%, to $12.7 million for fiscal 2012 compared to $10.3 million for fiscal 2011. Such increase was primarily due to an increase in the average balance of loans receivable.  A decrease in average yields on interest earning assets primarily resulted from the decrease in the average balance of investment securities due to security sales and normal principal payments and the purchase of low yielding short term U.S. Government agency securities. The increase in the average balance of loans receivable was primarily due to new loans originated by our commercial lending activities.  The average yield of the loan portfolio decreased 12 basis points during fiscal 2012.

Interest expense decreased $136,000, or 4.3%, to $3.1 million for fiscal 2012 compared to fiscal 2011 primarily as a result of decreases in the average rates paid on interest-bearing liabilities, partially offset by increases in the average balance of interest-bearing deposits.

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

A provision of $856,000 was made to the allowance during fiscal 2012, primarily in response to our increase in commercial and construction lending during this period compared to a provision of $353,000 in fiscal 2011. We held two residential mortgage loans and one equity line of credit classified as substandard totaling $451,000 at June 30, 2012, compared to two residential loans classified as substandard totaling $114,000 at June 30, 2011.

Non-Interest Income.  Non-interest income amounted to $3.3 million for the year ended June 30, 2012, an increase of $694,000, or 26.4%, compared to non-interest income of $2.6 million for the year ended June 30, 2011. The increase was primarily due to a $558,000 increase in gain on sale loans and a $179,000 increase in income from bank owned life insurance, partially offset by a decrease of $40,000 in gain on sale of investments.

Non-Interest Expense.  Non-interest expense increased $1.7 million, or 25.5%, in fiscal 2012, largely due to increases in compensation and benefits of $1.0 million, legal expenses of $222,000, occupancy expenses of $203,000, data processing expense of $112,000 and advertising expenses of $26,000. The increase in compensation and benefits expense was attributable in part to increasing loan volume and related commissions to commercial and residential loan officers during fiscal 2012. Non-interest expense also increased as a result of increases in audit and examination fees, franchise and bank shares tax, and other general overhead expenses, including printing and office supplies expense.

Provision for Income Tax Expense.  The provision for income taxes amounted to $1.1 million and $938,000 for the fiscal years ended June 30, 2012 and 2011, respectively. Our effective tax rate was 28.4% for fiscal 2012 and 32.6% for fiscal 2011.

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

Although long-term, fixed-rate mortgage loans made up a significant portion of our interest-earning assets at June 30, 2012, we sold a substantial amount of our one- to four-family residential loans we originated. During the fourth quarter we transferred $3.6 million of mortgage-backed securities designated as held to maturity to the investment securities available for sale category as management determined they no longer had the intent to hold the securities to maturity. At June 30, 2012 and 2011, securities available-for-sale amounted to $68.4 million and $75.0 million, respectively, or 23.1% and 32.2%, respectively, of total assets at such dates.

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

Net Portfolio Value.  Our interest rate sensitivity is monitored by management through the use of a model which internally generates estimates of the change in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of June 30, 2012:

Change in Interest Rates in	Net Portfolio Value			NPV as % of Portfolio Value of Assets
Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
		(Dollars in thousands)
300	$42,332	$(3,107)	(6.84)%	14.94%	(0.42)%
200	44,115	(1,324)	(2.91)	15.32	(0.04)
100	45,297	(142)	(0.31)	15.50	0.14
Static	45,439	--	--	15.36	--
(100)	44,603	(836)	(1.84)	14.95	(0.41)
(200)	44,545	(894)	(1.97)	14.85	(0.51)

Qualitative Analysis.  Our ability to maintain a positive “spread” between the interest earned on assets and the interest paid on deposits and borrowings is affected by changes in interest rates. Our fixed-rate loans generally are profitable if interest rates are stable or declining since these loans have yields that exceed our cost of funds. If interest rates increase, however, we would have to pay more on our deposits and new borrowings, which would adversely affect our interest rate spread. In order to counter the potential effects of dramatic increases in market rates of interest, we have underwritten our mortgage loans to allow for their sale in the secondary market. Total loan originations amounted to $251.9 million for fiscal 2012 and $194.0 million for fiscal 2011, while loans sold amounted to $120.0 million and $116.5 million during the same respective periods. More significantly, we have invested excess funds from loan payments and prepayments and loan sales in investment securities classified as available-for-sale. As a result, Home Federal Bancorp is not as susceptible to rising interest rates as it would be if its interest-earning assets were primarily comprised of long-term fixed rate mortgage loans. With respect to its floating or adjustable rate loans, Home Federal Bancorp writes interest rate floors and caps into such loan documents. Interest rate floors limit our interest rate risk by limiting potential decreases in the interest yield on an adjustable rate loan to a certain level. As a result, we receive a minimum yield even if rates decline farther and the interest rate on the particular loan would otherwise adjust to a lower amount. Conversely, interest rate ceilings limit the amount by which the yield on an adjustable rate loan may increase to no more than six percentage points over the rate at the time of origination. Finally, we intend to place a greater emphasis on shorter-term consumer loans and commercial business loans in the future.

Liquidity and Capital Resources

Home Federal Bancorp maintains levels of liquid assets deemed adequate by management. Our liquidity ratio averaged 43.3% for the quarter ended June 30, 2012. We adjust our liquidity levels to fund deposit outflows, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Our deposit accounts with the Federal Home Loan Bank of Dallas amounted to $2.6 million and $1.3 million at June 30, 2012 and 2011, respectively.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents. Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts. If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Dallas which provide an additional source of funds. At June 30, 2012, we had $23.5 million in advances from the Federal Home Loan Bank of Dallas and had $117.9 million in additional borrowing capacity.  Additionally, at June 30, 2012, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $17.4 million. There were no amounts purchased under this agreement as of June 30, 2012.

At June 30, 2012, the Company had outstanding loan commitments of $23.7 million to originate loans. At June 30, 2012, certificates of deposit scheduled to mature in less than one year, totaled $38.6 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal, in a rising interest rate environment. We intend to utilize our high levels of liquidity to fund our lending activities. If additional funds are required to fund lending activities, we intend to sell our securities classified as available-for-sale as needed.

Home Federal Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At June 30, 2012, Home Federal Bank exceeded each of its capital requirements with ratios of 14.83%, 14.83% and 28.99%, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules, and have not had any such arrangements during the two years ended June 30, 2012. See Notes 8 and 13 to the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Item 8.  Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Board of Directors
Home Federal Bancorp, Inc.
of Louisiana and Subsidiary
Shreveport, Louisiana

We have audited the accompanying consolidated balance sheets of Home Federal Bancorp, Inc. of Louisiana (the Company) and its wholly-owned subsidiary Home Federal Bank (the Bank) as of June 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home Federal Bancorp, Inc. of Louisiana and Subsidiary, as of June 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ LaPorte
A Professional Accounting Corporation

Metairie, Louisiana
September 4, 2012

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Balance Sheets
June 30, 2012 and 2011

	June 30,
	2012	2011
	(In Thousands)
ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $31,486 and $6,422 for 2012 and 2011, Respectively)	$34,863	$9,599
Securities Available-for-Sale	68,426	75,039
Securities Held-to-Maturity	1,381	5,725
Loans Held-for-Sale	11,157	6,653
Loans Receivable, Net of Allowance for Loan Losses of $1,698 and $842, Respectively	168,263	125,371
Accrued Interest Receivable	826	801
Premises and Equipment, Net	4,872	3,937
Bank Owned Life Insurance	5,844	5,639
Other Assets	551	556

Total Assets	$296,183	$233,320

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$221,436	$153,616
Advances from Borrowers for Taxes and Insurance	256	235
Advances from Federal Home Loan Bank of Dallas	23,469	26,891
Other Accrued Expenses and Liabilities	1,098	960
Deferred Tax Liability	36	435
Total Liabilities	246,295	182,137

STOCKHOLDERS’ EQUITY
Preferred Stock – $.01 Par Value; 10,000,000 Shares authorized; None Issued and Outstanding	--	--
Common Stock –$.01 Par Value; 40,000,000 Shares Authorized; 3,062,386 Shares Issued and 2,877,032 Shares Outstanding at June 30, 2012; 3,045,829 Shares Issued and Outstanding at June 30, 2011	32	32
Additional Paid-in Capital	31,199	30,880
Treasury Stock, at Cost – 185,354 shares at June 30, 2012; none at June 30, 2011	(2,706)	--
Unearned ESOP Stock	(1,792)	(1,907)
Unearned RRP Trust Stock	(1,114)	(29)
Retained Earnings	22,897	20,781
Accumulated Other Comprehensive Income	1,372	1,426

Total Stockholders’ Equity	49,888	51,183

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$296,183	$233,320

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Operations
For the Years Ended June 30, 2012 and 2011

	For the Years Ended June 30,
	2012	2011
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, Including Fees	$10,181	$7,647
Mortgage-Backed Securities	2,433	2,474
Investment Securities	95	153
Other Interest-Earning Assets	13	23

Total Interest Income	12,722	10,297

INTEREST EXPENSE
Deposits	2,461	2,279
Federal Home Loan Bank Borrowings	589	907

Total Interest Expense	3,050	3,186
Net Interest Income	9,672	7,111

PROVISION FOR LOAN LOSSES	856	353

Net Interest Income after Provision for Loan Losses	8,816	6,758

NON-INTEREST INCOME
Gain on Sale of Loans	2,353	1,795
Gain on Sale of Securities	362	402
Income on Bank Owned Life Insurance	205	26
Other Income	404	407

Total Non-Interest Income	3,324	2,630

NON-INTEREST EXPENSE
Compensation and Benefits	5,086	4,068
Occupancy and Equipment	780	550
Franchise and Bank Shares Tax	318	248
Advertising	282	256
Data Processing	345	233
Audit and Examination Fees	266	223
Legal Fees	387	165
Loan and Collection Expense	145	133
Deposit Insurance Premiums	113	117
Other Expenses	448	519

Total Non-Interest Expense	8,170	6,512
Income Before Income Taxes	3,970	2,876

PROVISION FOR INCOME TAX EXPENSE	1,127	938

Net Income	$2,843	$1,938
EARNINGS PER SHARE:
Basic	$1.02	$0.67
Diluted	$1.01	$0.67

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
For the Years Ended June 30, 2012 and 2011

	For the Years Ended June 30,
	2012	2011
	(In Thousands)

Net Income	$2,843	$1,938

Other Comprehensive Loss, Net of Tax
Unrealized Holding Gain (Loss) Arising During the Period	134	(396)
Reclassification adjustment for transfer of securities from held-to-maturity to available-for-sale, net of tax of $53 in 2012	102	--
Reclassification Adjustment for Gain Included in Net Income	(290)	(274)

Total Other Comprehensive Loss	(54)	(670)

Total Comprehensive Income	$2,789	$1,268

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended June 30, 2012 and 2011

	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
			(In Thousands)
BALANCE - June 30, 2010	$14	$13,655	$(2,094)	$(826)	$(145)	$20,665	$2,096	$33,365
ESOP Compensation Earned	--	15	--	86	--	--	--	101
Common Stock Issuance	20	18,020	--	(1,167)	--	--	--	16,873
Distribution of RRP Trust Stock	--	--	--	--	116	--	--	116
Dividends Paid	--	--	--	--	--	(511)	--	(511)
Stock Options Vested	--	17	--	--	--	--	--	17
Acquisition of Treasury Stock	--	--	(46)	--	--	--	--	(46)
Retirement of Treasury Stock	(2)	(827)	2,140	--	--	(1,311)	--	--
Net Income	--	--	--	--	--	1,938	--	1,938
Other Comprehensive Loss,
Net of Applicable Deferred Income Taxes	--	--	--	--	--	--	(670)	(670)

BALANCE - June 30, 2011	$32	$30,880	$--	$(1,907)	$(29)	$20,781	$1,426	$51,183

ESOP Compensation Earned	--	44	--	115	--	--	--	159
Common Stock Issuance for Stock Option Exercises	--	201	--	--	--	--	--	201
Distribution of RRP Trust Stock	--	--	--	--	8	--	--	8
Dividends Paid	--	--	--	--	--	(727)	--	(727)
Stock Options Vested	--	74	--	--	--	--	--	74
Acquisition of Treasury Stock	--	--	(2,706)	--	--	--	--	(2,706)
Acquisition of Common Stock for RRP Trust	--	--	--	--	(1,093)	--	--	(1,093)
Net Income	--	--	--	--	--	2,843	--	2,843
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	--	--	--	--	--	--	(54)	(54)

BALANCE – June 30, 2012	$32	$31,199	$(2,706)	$(1,792)	$(1,114)	$22,897	$1,372	$49,888

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Years Ended June 30, 2012 and 2011

	For the Years Ended June 30,
	2012	2011
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,843	$1,938
Adjustments to Reconcile Net Income to Net
Cash (Used in) Provided by Operating Activities
Gain on Sale of Loans	(2,353)	(1,795)
Net Amortization and Accretion on Securities	(87)	(16)
Amortization of Deferred Loan Fees	(286)	(101)
Provision for Loan Losses	856	353
Depreciation of Premises and Equipment	205	186
Gain on Sale of Securities	(362)	(402)
ESOP Compensation Expense	159	101
Deferred Income Tax Benefit	(372)	(140)
Stock Option Expense	74	17
Recognition and Retention Plan Expense	90	19
Increase in Cash Surrender Value on Bank Owned Life Insurance	(205)	(26)
Changes in Assets and Liabilities:
Origination and Purchase of Loans Held-for-Sale	(124,473)	(109,753)
Sale and Principal Repayments on Loans Held-for-Sale	122,322	118,297
Accrued Interest Receivable	(25)	(241)
Other Operating Assets	5	(142)
Other Operating Liabilities	57	(367)

Net Cash (Used in) Provided by Operating Activities	(1,552)	7,928

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Principal Collections, Net	(43,851)	(32,677)
Deferred Loan Fees Collected	388	111
Acquisition of Premises and Equipment	(1,140)	(1,075)
Investment in Bank Owned Life Insurance	--	(5,612)
Activity in Available-for-Sale Securities:
Proceeds from Sales of Securities	43,403	10,752
Principal Payments on Mortgage-Backed Securities	15,266	14,229
Purchases	(48,096)	(36,932)
Activity in Held-to-Maturity Securities:
Redemption or Maturity Proceeds	538	558
Principal Payments on Mortgage-Backed Securities	563	113
Purchases	(349)	(4,257)

Net Cash Used in Investing Activities	(33,278)	(54,790)

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Cash Flows (Continued)
For the Years Ended June 30, 2012 and 2011

	For the Years Ended June 30,
	2012	2011
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$67,820	$35,894
Proceeds from Advances from Federal Home Loan Bank	39,000	5,000
Repayments of Advances from Federal Home Loan Bank	(42,422)	(9,616)
Dividends Paid	(727)	(511)
Acquisition of Treasury Stock	(2,581)	(46)
Net Decrease in Advances from Borrowers for Taxes and Insurance	21	30
Proceeds from Stock Issuance, Net	--	18,040
Proceeds from Stock Options Exercised	76	--
Acquisition of Stock for Benefit Plans	(1,093)	(1,167)

Net Cash Provided by Financing Activities	60,094	47,624

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,264	762

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,599	8,837

CASH AND CASH EQUIVALENTS, END OF YEAR	$34,863	$9,599

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$3,087	$3,212
Income Taxes Paid	1,488	1,091
Market Value Adjustment for (Loss) Gain on Securities
Available-for-Sale	(81)	(1,016)
Acquisition of Treasury Stock with Common Stock Issuance	125	--

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1.                 Summary of Significant Accounting Policies

Nature of Operations

On December 22, 2010, Home Federal Mutual Holding Company completed its second step conversion from the mutual holding company form of organization to the fully public stock holding company structure pursuant to a Plan of Conversion and Reorganization.  Upon completion of the conversion, Home Federal Bancorp, Inc. of Louisiana, a newly formed Louisiana chartered corporation (the Company), became the holding company for Home Federal Bank (the Bank), and Home Federal Mutual Holding Company of Louisiana and Home Federal Bancorp, Inc. of Louisiana, a federally chartered corporation (the Mid-Tier Company) ceased to exist.  As part of the conversion, all outstanding shares of the Mid-Tier Company common stock (other than those owned by Home Federal Mutual Holding Company) were converted into the right to receive 0.9110 of a share of the newly formed Home Federal Bancorp, Inc. of Louisiana common stock resulting in approximately 1,100,609 shares issued in the exchange and cash in lieu of fractional shares.  In addition, a total of 1,945,220 shares of common stock, par value $0.01 per share, of Home Federal Bancorp, Inc. of Louisiana were sold in subscription, community and syndicated community offerings to certain depositors and borrowers of the Bank, the Bank’s Employee Stock Ownership Plan, and other investors for $10.00 per share, or $19.5 million in aggregate.  Treasury stock held was cancelled in the conversion.  The net proceeds of the offering were approximately $18.0 million, after offering expenses.

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

At June 30, 2012 and 2011, cash and cash equivalents consisted of the following:

	2012	2011
	(In Thousands)
Cash on Hand	$587	$717
Demand Deposits at Other Institutions	5,401	3,785
Federal Funds Sold	28,875	5,097

Total	$34,863	$9,599

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

The Company held no trading securities as of June 30, 2012 and 2011.

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

Non-Direct Response Advertising

The Company expenses all advertising costs, except for direct-response advertising, as incurred.  Non-direct response advertising costs were $282,000 and $256,000 for the years ended June 30, 2012 and 2011, respectively.

In the event the Company incurs expense for material direct-response advertising, it will be amortized over the estimated benefit period.  Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits.  For the years ended June 30, 2012 and 2011, the Company did not incur any amount of direct-response advertising.

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

The components of other comprehensive income and related tax effects are as follows:

	2012	2011
	(In Thousands)

Unrealized Holding Gain (Loss) on Available-for-Sale-Securities	$204	$(600)
Reclassification Adjustment for Transfer of Securities from Held-to-Maturity to Available-for-Sale	155	--
Reclassification Adjustment for Gain Realized in Income	(440)	(416)

Net Unrealized Loss	(81)	(1,016)
Tax Effect	27	346

Net-of-Tax Amount	$(54)	$(670)

The components of accumulated other comprehensive income, included in Stockholders’ Equity, are as follows:

	2012	2011
	(In Thousands)

Net Unrealized Gain on Securities Available-for-Sale	$2,079	$2,161
Tax Effect	(707)	(735)

Net-of-Tax Amount	$1,372	$1,426

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  Under this guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements.  This guidance is effective for fiscal years beginning after December 15, 2011 and interim and annual periods thereafter.  Early adoption is permitted, but full retrospective application is required.  This guidance did not result in a change in the presentation of comprehensive income in the Company’s consolidated financial statements.

In September 2011, the FASB amended guidance pertaining to goodwill impairment testing.  The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The guidance is effective for fiscal years beginning after December 15, 2011, with no impact expected on the Company’s financial statements.

In December 2011, the FASB issued guidance which relates to deconsolidation events.  Under this guidance, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in-substance real estate, as a result of the default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20, Property, Plant and Equipment - Real Estate Sales, to determine whether it should derecognize the in-substance real estate.  This guidance is effective for fiscal years ending after December 31, 2013, and is not expected to have an impact on the Company’s financial statements.

In December 2011, the FASB issued authoritative guidance to provide enhanced disclosures in the financial statements about offsetting and netting arrangements.  The new guidance requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position, and instruments and transactions subject to an agreement similar to a master netting agreement.  This guidance was issued to facilitate comparison between U.S. GAAP and IFRS financial statement presentations.  The new guidance will be effective for years beginning on or after January 1, 2013, and is not expected to have a significant impact on the Company’s financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2.           Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$635	$33	$--	$668
FNMA Mortgage-Backed Certificates	21,099	1,875	--	22,974
GNMA Mortgage-Backed Certificates	43,322	160	--	43,482

Total Debt Securities	65,056	2,068	--	67,124

Equity Securities
176,612 Shares, AMF ARM Fund	1,291	11	--	1,302

Total Securities Available-for-Sale	$66,347	$2,079	$--	$68,426

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
11,307 Shares – Federal Home Loan Bank	$1,131	$--	$--	$1,131
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	1,381	--	--	1,381

Total Securities Held-to-Maturity	$1,381	$--	$--	$1,381

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2.          Securities (Continued)

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$1,904	$103	$--	$2,007
FNMA Mortgage-Backed Certificates	32,806	1,832	--	34,638
GNMA Mortgage-Backed Certificates	104	1	--	105
Government Agency Notes	36,774	207	--	36,981

Total Debt Securities	71,588	2,143	--	73,731

Equity Securities
176,612 Shares, AMF ARM Fund	1,291	17	--	1,308

Total Securities Available-for-Sale	$72,879	$2,160	$--	$75,039

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$145	$22	$--	$167
FNMA Mortgage-Backed Certificates	3,988	2	112	3,878
FHLMC Mortgage-Backed Certificates	22	1	--	23

Total Debt Securities	4,155	25	112	4,068

Equity Securities (Non-Marketable)
13,195 Shares – Federal Home Loan Bank	1,320	--	--	1,320
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	1,570	--	--	1,570

Total Securities Held-to-Maturity	$5,725	$25	$112	$5,638

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2012, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Within One Year or Less	$--	$--	$--	$--
One through Five Years	52	54	--	--
After Five through Ten Years	728	755	--	--
Over Ten Years	64,276	66,315	--	--

Total	$65,056	$67,124	$--	$--

For the years ended June 30, 2012 and 2011, proceeds from the sale of securities available-for-sale amounted to $43.4 million and $10.8 million, respectively.  Gross realized gains amounted to $362,000 and $402,000, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2.                 Securities (Continued)

There were no securities with gross unrealized losses at June 30, 2012. Information pertaining to securities with gross unrealized losses at June 30, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

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

The unrealized losses on the Company’s investment in mortgage-backed securities at June 30, 2011 were caused by interest rate changes.  The contractual cash flows of these investments are guaranteed by agencies of the U.S. government.  Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2011.  There were no unrealized losses as of June 30, 2012.

At June 30, 2012, securities with a carrying value of $4.8 million were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $82.9 million were pledged to secure FHLB advances.

During the year ended June 30, 2012, the Company transferred certain investments from the held-to-maturity category to the available-for-sale category.  These securities were transferred in accordance with the limited exceptions as provided by ASC 320, Investments-Debt and Equity Securities.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.	Loans Receivable

Loans receivable at June 30, 2012 and 2011, are summarized as follows:

	June 30,
	2012	2011
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$59,410	$45,567
Commercial	39,230	32,763
Multi-Family Residential	12,919	8,360
Land	12,317	11,254
Construction	22,660	10,325
Equity and Second Mortgage	2,520	1,519
Equity Lines of Credit	8,461	5,974

Total Mortgage Loans	157,517	115,762

Commercial Loans	12,369	10,237
Consumer Loans
Loans on Savings Accounts	227	328
Automobile and Other Consumer Loans	228	163

Total Consumer and Other Loans	455	491
Total Loans	170,341	126,490

Less: Allowance for Loan Losses	(1,698)	(842)
Unamortized Loan Fees	(380)	(277)

Net Loans Receivable	$168,263	$125,371

An analysis of the allowance for loan losses follows:

	For the Years Ended June 30,
	2012	2011
	(In Thousands)

Balance - Beginning of Year	$842	$489
Provision for Loan Losses	856	353
Loan Charge-Offs	--	--

Balance - End of Year	$1,698	$842

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.         Loans Receivable (Continued)

Fixed rate loans receivable as of June 30, 2012, are scheduled to mature and adjustable rate loans are scheduled to re-price as follows (in thousands):

	Under	Over One	Over Five	Over
	One	to Five	to Ten	Ten
	Year	Years	Years	Years	Total
	(In Thousands)
Loans Secured by One-to-Four
Family Residential
Fixed Rate	$2,346	$27,587	$1,247	$17,442	$48,622
Adjustable Rate	880	1,417	1,347	7,144	10,788
Other Loans Secured by Real Estate
Fixed Rate	33,477	56,578	2,212	5,840	98,107
All Other Loans	3,476	8,404	806	138	12,824

Total	$40,179	$93,986	$5,612	$30,564	$170,341

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.       Loans Receivable (Continued)

Credit Quality Indicators (Continued)
The following tables present the grading of loans, segregated by class of loans, as of June 30, 2012 and 2011:

June 30, 2012	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$58,531	$517	$362	$--	$59,410
Commercial	39,230	--	--	--	39,230
Multi-Family Residential	12,919	--	--	--	12,919
Land	12,317	--	--	--	12,317
Construction	22,660	--	--	--	22,660
Equity and Second Mortgage	2,520	--	--	--	2,520
Equity Lines of Credit	8,345	27	89	--	8,461
Commercial Loans	12,369	--	--	--	12,369
Consumer Loans	455	--	--	--	455

Total	$169,346	$544	$451	$--	$170,341

June 30, 2011	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$45,353	$100	$114	$--	$45,567
Commercial	32,763	--	--	--	32,763
Multi-Family Residential	8,360	--	--	--	8,360
Land	11,254	--	--	--	11,254
Construction	10,325	--	--	--	10,325
Equity and Second Mortgage	1,519	--	--	--	1,519
Equity Lines of Credit	5,974	--	--	--	5,974
Commercial Loans	10,237	--	--	--	10,237
Consumer Loans	491	--	--	--	491

Total	$126,276	$100	$114	$--	$126,490

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.                 Loans Receivable (Continued)

Credit Quality Indicators (Continued)
An aging analysis of past due loans, segregated by class of loans, as of June 30, 2012 and 2011, is as follows:

June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,039	$1,024	$14	$3,077	$56,333	$59,410	$--
Commercial	--	--	--	--	39,230	39,230	--
Multi-Family Residential	--	--	--	--	12,919	12,919	--
Land	--	--	--	--	12,317	12,317	--
Construction	--	--	--	--	22,660	22,660	--
Equity and Second Mortgage	--	--	--	--	2,520	2,520	--
Equity Lines of Credit	--	--	--	--	8,461	8,461	--
Commercial Loans	--	--	--	--	12,369	12,369	--
Consumer Loans	--	--	--	--	455	455	--

Total	$2,039	$1,024	$14	$3,077	$167,264	$170,341	$--

June 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,987	$480	$114	$2,581	$42,986	$45,567	$99
Commercial	--	--	--	--	32,763	32,763	--
Multi-Family Residential	--	--	--	--	8,360	8,360	--
Land	--	--	--	--	11,254	11,254	--
Construction	--	--	--	--	10,325	10,325	--
Equity and Second Mortgage	-	--	--	--	1,519	1,519	--
Equity Lines of Credit	--	--	--	--	5,974	5,974	--
Commercial Loans	--	--	--	--	10,237	10,237	--
Consumer Loans	--	--	--	--	491	491	--

Total	$1,987	$480	$114	$2,581	$123,909	$126,490	$99

Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings and classified as impaired.  There were no troubled debt restructurings as of June 30, 2012 and 2011.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.          Loans Receivable (Continued)

Credit Quality Indicators (Continued)
The allowance for loan losses and recorded investment in loans for the year ended June 30, 2012 and 2011, was as follows:

	Real Estate Loans
June 30, 2012	Residential	Commercial	Multi- Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$110	$125	$140	$150	$130	$--	$175	$12	$842
Charge-Offs	--	--	--	--	--	--	--	--	--
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	306	60	65	120	181	--	106	18	856
Ending Balances	$416	$185	$205	$270	$311	$--	$281	$30	$1,698

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	416	185	205	270	311	--	281	30	1,698

Loans Receivable:
Ending Balances - Total	$59,410	$39,230	$12,919	$12,317	$22,660	$10,981	$12,369	$455	$170,341
Ending Balances:
Evaluated for Impairment:
Individually	14	--	--	--	--	--	--	--	14
Collectively	$59,396	$39,230	$12,919	$12,317	$22,660	$10,981	$12,369	$455	$170,327

	Real Estate Loans
June 30, 2011	Residential	Commercial	Multi-Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$30	$95	$70	$75	$74	$--	$140	$5	$489
Charge-Offs	--	--	--	--	--	--	--	--	--
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	80	30	70	75	56	--	35	7	353
Ending Balances	$110	$125	$140	$150	$130	$--	$175	$12	$842

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	110	125	140	150	130	--	175	12	842

Loans Receivable:
Ending Balances - Total	$45,567	$32,763	$8,360	$11,254	$10,325	$7,493	$10,237	$491	$126,490
Ending Balances:
Evaluated for Impairment:
Individually	15	--	--	--	--	--	--	--	15
Collectively	$45,552	$32,763	$8,360	$11,254	$10,325	$7,493	$10,237	$491	$126,475

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.                 Loans Receivable (Continued)

Credit Quality Indicators (Continued)

The following table presents loans individually evaluated for impairment, segregated by class of loans, as of June 30, 2012 and 2011:

June 30, 2012	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$14	$14	$--	$14	$--	$14
Commercial	--	--	--	--	--	--
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	--	--	--	--	--	--
Consumer Loans	--	--	--	--	--	--

Total	$14	$14	$--	$14	$--	$14

June 30, 2011	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$15	$15	$--	$15	$--	$15
Commercial	--	--	--	--	--	--
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	--	--	--	--	--	--
Consumer Loans	--	--	--	--	--	--

Total	$15	$15	$--	$15	$--	$15

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.                 Loans Receivable (Continued)

Credit Quality Indicators (Continued)

Non-accruing loans at June 30, 2012 and 2011, segregated by class of loans, were as follows:

Loans Receivable on Nonaccrual Status	June 30,
	2012	2011
(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$14	$15
Commercial	--	--
Multi-Family Residential	--	--
Land	--	--
Construction	--	--
Equity and Second Mortgage	--	--
Equity Lines of Credit	--	--
Commercial Loans	--	--
Consumer Loans	--	--

Total	$14	$15

Note 4.	Accrued Interest Receivable

Accrued interest receivable at June 30, 2012 and 2011, consisted of the following:

	2012	2011
	(In Thousands)
Accrued Interest on:
Mortgage Loans	$557	$339
Other Loans	93	123
Investments	3	189
Mortgage-Backed Securities	173	150

Total	$826	$801

Note 5.   Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	2012	2011
	(In Thousands)

Land	$2,351	$2,051
Buildings	2,936	2,140
Equipment	959	919
	6,246	5,110
Accumulated Depreciation	(1,374)	(1,173)

Total	$4,872	$3,937

Depreciation expense charged against operations for the years ended June 30, 2012 and 2011, was 205,000 and $186,000, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 6.	Deposits

Deposits at June 30, 2012 and 2011, are summarized as follows:

	Weighted	Weighted
	Average	Average
	Rate at	Rate at	2012		2011
	6/30/2012	6/30/2011	Amount	Percent	Amount	Percent
			(Dollars in Thousands)

Non-Interest Bearing	0.00%	0.00%	$20,575	9.29%	$14,827	9.65%
NOW Accounts	1.13%	0.84%	16,887	7.63	14,516	9.45
Money Market	0.54%	0.96%	68,446	30.91	31,245	20.34
Passbook Savings	0.33%	0.52%	6,893	3.11	7,363	4.79
			112,801	50.94	67,951	44.23

Certificates of Deposit	2.01%	2.34%	108,635	49.06	85,665	55.77

Total Deposits			$221,436	100.00%	$153,616	100.00%

The composition of certificates of deposit accounts by interest rate is as follows:

	2012		2011
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

0.00% to 0.99%	$23,233	21.39%	$4,762	5.56%
1.00% to 1.99%	37,443	34.47	24,946	29.12
2.00% to 2.99%	27,024	24.88	29,869	34.87
3.00% to 3.99%	19,135	17.61	20,192	23.57
4.00% to 4.99%	579	0.53	1,026	1.20
5.00% to 5.99%	1,221	1.12	4,870	5.68

Total Deposits	$108,635	100.00%	$85,665	100.00%

Maturities of certificates of deposit accounts at June 30, 2012, are scheduled as follows:

			Weighted
Year Ending			Average
June 30,	Amount	Percent	Rate
	(Dollars in Thousands)

2013	$38,563	35.50%	1.53%
2014	26,115	24.04	1.80%
2015	16,172	14.88	2.69%
2016	14,662	13.50	1.79%
2017	13,123	12.08	2.09%

Total	$108,635	100.00%

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 6.	Deposits (Continued)

Interest expense on deposits for the years ended June 30, 2012 and 2011, was as follows:

	2012	2011
	(In Thousands)

NOW and Money Market	$334	$325
Passbook Savings	39	25
Certificates of Deposit	2,088	1,929

Total	$2,461	$2,279

The aggregate amount of time deposits in denominations of $100,000 or more at June 30, 2012 and 2011, was $48.3 million and $31.1 million, respectively.

At June 30, 2012, the Bank had brokered certificates of deposit totaling $10.4 million. The brokered certificates of deposits are callable by the Bank after twelve months. There were no brokered certificates of deposit at June 30, 2011.

Included in money market accounts at June 30, 2012 was a non-recurring deposit that had a balance of $31.7 million at June 30, 2012. The deposit was short-term in nature and withdrawn as of August 1, 2012.

Note 7.            Advances from Federal Home Loan Bank of Dallas

Pursuant to collateral agreements with the Federal Home Loan Bank of Dallas (FHLB), advances are secured by a blanket floating lien on first mortgage loans.  Total interest expense recognized amounted to $589,000 and $907,000, for fiscal years 2012 and 2011, respectively.

Advances at June 30, 2012 and 2011, consisted of the following:

	Advance Total
Contract Rate	2012	2011
	(In Thousands)
0.00% to 0.99%
1.00% to 1.99%	$13,000	$5,000
2.00% to 2.99%	--	4,000
3.00% to 3.99%	1,578	2,909
4.00% to 4.99%	4,055	6,960
5.00% to 5.99%	4,638	6,298
	198	1,724

Total	$23,469	$26,891

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 7.	Advances from Federal Home Loan Bank of Dallas (Continued)

Maturities of advances at June 30, 2012 are as follows (in thousands):

Year Ending
June 30,	Amount

2013	$18,907
2014	1,915
2015	236
2016	246
2017	258
Thereafter	1,907

Total	$23,469

Note 8.	Commitments

Lease Commitments

The Bank leases property for three branch facilities expiring in various years through November 2018.

Future minimum rental payments resulting from the non-cancelable term of these leases are as follows (in thousands):

Year Ending
June 30,	Amount

2013	$146
2014	146
2015	76
2016	72
2017	26
Thereafter	38

Total	$504

Total rent expense paid under the terms of these leases for the years ended June 30, 2012 and 2011, amounted to $129,000 and $96,000, respectively.  Rent expense for the years ended June 30, 2012 and 2011, is net of sublease rental income in the amount of $6,000 and $19,000, respectively.  Future rentals to be received under a month-to-month sublease are expected to be $500 per month.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 8.	Commitments (Continued)

The future minimum commitments for the on-line processing services are as follows (in thousands):

Year Ending
June 30,	Amount
(In Thousands)

2013	$48
2014	48
2015	28

Total	$124

Employment Contracts

The Company and the Bank have employment contracts with certain key employees.  These contracts provide for compensation and termination benefits.  The future minimum commitments for employment contracts are as follows (in thousands):

Year Ending
June 30,	Amount
(In Thousands)

2013	$155

Note 9.                 Income Taxes

The Company and its subsidiary file consolidated federal income tax returns.  The current provision for federal and state income taxes is calculated on pretax accounting income adjusted by items considered to be permanent differences between book and taxable income.  Income tax expense for the years ended June 30, 2012 and 2011, is summarized as follows:

	2012	2011
	(In Thousands)

Current	$1,499	$1,078
Deferred	(372)	(140)

Total	$1,127	$938

The effective federal income tax rate for the years ended June 30, 2012 and 2011, was 28.39% and 32.60%, respectively.  Reconciliations of income tax expense at the statutory rate to the Company’s effective rates are as follows:

	2012	2011
	(In Thousands)

Computed at Expected Statutory Rate	$1,350	$978
Capital Gains and Losses	(163)	(30)
Stock Option Compensation	11	--
Non-Taxable Income	(71)	(10)

Provision for Income Tax Expense	$1,127	$938

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 9.                 Income Taxes (Continued)

At June 30, 2012 and 2011, temporary differences between the financial statement carrying amount and tax bases of assets that gave rise to deferred tax recognition were related to the effect of loan bad debt deduction differences for tax and book purposes, deferred stock option compensation and non-deductible capital losses.  The deferred tax expense or benefit related to securities available-for-sale has no effect on the Bank's income tax provision since it is charged or credited to the Bank’s other comprehensive income or loss equity component.  A valuation allowance has been established to eliminate the deferred tax benefit of capital losses due to the uncertainty as to whether the tax benefits would be realized in future periods.

The net deferred income tax liability consisted of the following components at June 30, 2012 and 2011:

	2012	2011
	(In Thousands)
Deferred Tax Assets
Stock Option Compensation	$110	$105
Loans Receivable - Bad Debt Loss Allowance	471	180
Capital Losses	154	154
	735	439
Valuation Allowance	(64)	(139)
Net Deferred Tax Assets	671	300
Deferred Tax Liabilities
Market Value Adjustment to
Available-for-Sale Securities	(707)	(735)

Net Deferred Tax Liabilities	$(36)	$(435)

In computing federal taxes on income under provisions of the Internal Revenue Code in years past, earnings appropriated by savings and loan associations to general reserves were deductible in arriving at taxable income if certain conditions were met.  Bank retained earnings appropriated to the federal insurance reserve at June 30, 2012 and 2011, amounted to $4.0 million.  Included were appropriations of net income of prior years of $3.3 million, for which no provision for federal income taxes has been made.  If this portion of the reserve is used for any purpose other than to absorb losses, a tax liability will be imposed upon the Bank at the then current federal income tax rate.

At June 30, 2012 and 2011, the Company did not have any tax positions which resulted in unrecognized tax benefits.  In addition, the Company had no amount of interest and penalties recognized in the consolidated statements of operations for the years ended June 30, 2012 and 2011, nor any amount of interest and penalties recognized in the consolidated balance sheets as of June 30, 2012 and 2011.  As of June 30, 2012 and 2011, the Company had no uncertain tax positions.  As of June 30, 2012, the tax years that remain open for examination by tax jurisdictions include the years ended June 30, 2011, 2010 and 2009.

Note 10.                 Employee Benefit Plans

Effective November 15, 2004, the Bank adopted the Home Federal Bank Employees’ Savings and Profit Sharing Plan and Trust administered by the Pentegra Group.  This plan complies with the requirements of Section 401(k) of the Internal Revenue Code.  Those eligible for this defined contribution plan must have completed twelve months of full time service and attained age 21.  Participating employees may make elective salary reduction contributions of up to $16,500, of their eligible compensation.  The Bank will contribute a basic “safe harbor” contribution of 3% of participant plan salary and will match 50% of the first 6% of plan salary elective deferrals.  The Bank is also permitted to make discretionary contributions to be allocated to participant accounts.  Pension costs, including administrative fees, attributable to the Bank’s 401(k) safe harbor plan for the years ended June 30, 2012 and 2011, were $203,000 and $168,000, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 10.           Employee Benefit Plans (Continued)

During fiscal 2011, The Company established a Survivor Benefit Plan for the benefit of selected executives.  The purpose of the plan is to provide benefits to designated beneficiaries if a participant dies while employed by the Company.  The plan is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the plan are payable from the general assets of the Company.  At June 30, 2012 and 2011, there were no obligations requiring accrual for this plan.

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

As compensation expense is incurred, the Unearned ESOP Shares account is reduced based on the original cost of the stock.  The difference between the cost and the average market price of shares released for allocation is applied to Additional Paid-In Capital.  ESOP compensation expense for the years ended June 30, 2012 and 2011, was $159,000 and $101,000, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 11.	Employee Stock Ownership Plan (Continued)

The ESOP shares as of June 30, 2012 and 2011, are as follows:

	2012	2011
Allocated Shares	45,696	34,166
Shares Released for Allocation	5,765	5,765
Unreleased Shares	179,139	190,669

Total ESOP Shares	230,600	230,600

Fair Value of Unreleased Shares (In Thousands)	$2,642	$2,492

Stock Price at June 30, 2012 and 2011, Respectively	$14.75	$13.07

Note 12.          Stock-Based Compensation

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement (the 2005 Recognition Plan) as an incentive to retain personnel of experience and ability in key positions.  As a result of the second step conversion, the Recognition Plan became a stock benefit plan of the Company, and the Mid-Tier Company’s common stock was exchanged for stock of the Company.  The aggregate number of shares of the Company’s common stock subject to award under the Recognition Plan totaled 63,547 (as adjusted for the conversion described in Note 1).  As shares were acquired for the Recognition Plan, the purchase price of these shares was recorded as a contra equity account.  As the shares are distributed, the contra equity account is reduced.

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement (the “2011 Recognition Plan”, together with the 2005 Recognition Plan, the Recognition Plan) as an incentive to retain personnel of experience and ability in key positions. The aggregate number of shares of the Company’s common stock available for award under the 2011 Recognition Plan totaled 77,808 shares. As of June 30, 2012, 69,251 shares were awarded under the 2011 Recognition Plan.

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

The cost associated with the 2005 Recognition Plan is based on a share price of $10.82 (as adjusted), which represents the market price of the Company’s stock on the date on which the Recognition Plan shares were granted. The cost associated with the 2011 Recognition Plan is based on a share price of $14.70, which represents the fair market price of the Company’s stock on the date on which the 2011 Recognition Plan shares were granted. The cost of the Recognition Plan is being recognized over five years.  Compensation expense pertaining to the Recognition Plan was $90,000 and $19,000, for the years ended June 30, 2012 and 2011, respectively.  The number of shares in the 2005 Recognition Plan has been adjusted for the exchange ratio as a result of the second step conversion completed in December 2010.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 12.     Stock-Based Compensation (Continued)

A summary of the changes in restricted stock follows:

	Unawarded Shares		Awarded Shares
	2012	2011	2012	2011

Balance - Beginning of Year	--	2,808	2,808	10,759
Granted	8,557	(2,808)	69,251	2,808
Forfeited	--	--	--	--
Earned and Issued	--	--	(2,808)	(10,759)

Balance - End of Year	8,557	--	69,251	2,808

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the 2005 Option Plan) for the benefit of directors, officers, and other employees.  The aggregate number of shares of common stock reserved for issuance under the Option Plan totaled 158,868 (as adjusted for the conversion described in Note 1).  Both incentive stock options and non-qualified stock options may be granted under the plan.

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan (the 2011 Option Plan, together with the 2005 Option Plan, the Option Plan) for the benefit of directors, officers, and other key employees. The aggregate number of shares of common stock reserved for issuance under the 2011 Option Plan totaled 194,522. Both incentive stock options and non-qualified stock options may be granted under the Option Plan. As of June 30, 2012, 167,289 options had been granted under the 2011 Option Plan.

On August 18, 2005, the Company granted 158,858 options (as adjusted for the conversion described in Note 1), to directors and employees.  Under the 2005 Option Plan, the exercise price of each option cannot be less than the fair market value of the underlying common stock as of the date of the option grant, which was $10.82 (as adjusted), and the maximum term is ten years.  On August 19, 2010, the Company granted 21,616 options that were previously forfeited (as adjusted for the conversion), at an exercise price of $10.93 per share.  On January 31, 2012, 167,289 options were granted to directors and employees at an exercise price of $14.70 per share under the 2011 Option Plan.

Incentive stock options and non-qualified stock options granted under the Option Plan become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted.  No vesting shall occur after an employee’s employment or service as a director is terminated.  As of June 30, 2012, 2,133 and 25,287 stock options were available for future grant under the 2005 Options Plan and the 2011 Option Plan, respectively.  In the event of death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 12.     Stock-Based Compensation (Continued)

Following is a summary of the status of the Option Plan (as adjusted for the conversion) during the fiscal years ended June 30, 2012 and 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Shares	Price	Term	Value
Outstanding at June 30, 2011	158,868	$10.83
Granted	194,522	14.70
Exercised	(18,568)	10.82
Forfeited	--	--
Outstanding at June 30, 2012	334,822	$13.08	7.21	$561,000

Options Exercisable at June 30, 2012	120,875	$10.82	3.31	$475,000

Outstanding at June 30, 2010	142,274	$10.82
Granted	21,616	10.93
Exercised	--	--
Forfeited	(5,022)	10.82
Outstanding at June 30, 2011	158,868	$10.83	4.82	$356,000

Options Exercisable at June 30, 2011	135,131	$10.82	4.29	$303,000

The fair value of each option granted is estimated on the grant date using the Black-Scholes model.  The following assumptions were made in estimating fair value.  The fair value has been adjusted for the exchange ratio as a result of our second-step conversion:

	2011 Option Plan	2005 Option Plan
Dividend Yield	1.65%	2.0%
Expected Term	10 years	10 Years
Risk-Free Interest Rate	1.83%	4.13%
Expected Life	10 years	10 Years
Expected Volatility	29.74%	8.59%

A summary of the status of the Company’s nonvested options as of June 30, 2012, and changes during the year ended June 30, 2012, is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Nonvested at June 30, 2011	23,748	$10.92
Granted	194,522	14.70
Vested	(4,323)	10.92
Forfeited	--	--
Nonvested at June 30, 2012	213,947	$14.36

The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of the grant.  At June 30, 2012 and 2011, compensation cost charged to operations was $74,000 and $17,000, respectively.

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

At June 30, 2012 and 2011, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2012	2011
	(In Thousands)

Commitments to Grant Loans	$23,682	$18,931
Unfunded Commitments Under Lines of Credit	6,557	7,702
	$30,239	$26,633

Fixed Rate Loans (2.75% - 3.88% in 2012; 4.00% - 6.25% in 2011)	$30,239	$26,633
Variable Rate Loans	--	--
	$30,239	$26,633

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

Other Credit Concentrations

The Bank has purchased, with recourse from the seller, a significant number of loans from third-party mortgage originators.  These loans are serviced by these entities.  At June 30, 2012 and 2011, the balance of the loans outstanding being serviced by these entities was $8.7 million and $8.8 million, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 13.          Off-Balance Sheet Activities (Continued)

Credit Related Financial Instruments (Continued)

Interest Rate Floors and Caps

The Bank writes interest rate floors and caps into its variable rate mortgage loan contracts and loan servicing agreements in an attempt to manage its interest rate exposure.  Such floors and caps enable customers to transfer, modify, or reduce their interest rate risk, which, in turn, creates an off-balance sheet market risk to the Bank.  At June 30, 2012, the Bank's loan portfolio contained approximately $10.8 million of loans in which the loan contracts or servicing agreements possessed interest rate floors and caps.  Of this amount, $8.7 million consisted of purchased loans, which were originated by third-party mortgage originators.

Note 14.	Related Party Events

In the ordinary course of business, the Bank makes loans to its directors and officers.  These loans are made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and do not involve more than normal credit risk or present other unfavorable features.

An analysis of the activity in loans made to such borrowers (both direct and indirect), including lines of credit, is summarized as follows for the years ended June 30, 2012 and 2011:

	2012	2011
	(In Thousands)

Balance – Beginning of Year	$1,710	$1,492
Additions	1,189	974
Principal Payments	(980)	(756)

Balance – End of Year	$1,919	$1,710

Deposits from related parties held by the Bank at June 30, 2012 and 2011, amounted to $1.3 million and $1.8 million, respectively.

Note 15.	Regulatory Matters

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

The Bank is required to maintain minimum capital ratios under OCC regulatory guidelines in order to ensure capital adequacy.  Management believes, as of June 30, 2012 and 2011, that the Bank met all OCC capital adequacy requirements to which it is subject.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 15.	Regulatory Matters (Continued)

As of June 30, 2012, the most recent notification from the Office of Thrift Supervision, the Bank’s predecessor regulator to the OCC, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum capital ratios, which are different than those required to meet OCC capital adequacy requirements.

There are no conditions or events since that notification that management believes may have changed the Bank’s category.  The Bank was also classified as well capitalized at June 30, 2011.

The Bank’s actual and required capital amounts and ratios for OCC regulatory capital adequacy purposes are presented below as of June 30, 2012 and 2011:

				Required for Capital
		Actual		Adequacy Purposes
		Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
June 30, 2012
Core Capital	(1)	$43,654	14.83%	$8,830	3,00%
Tangible Capital	(1)	43,654	14.83%	4,415	1.50%
Total Risk-Based Capital	(2)	45,102	28.99%	15,598	8.00%

June 30, 2011
Core Capital	(1)	$40,595	18.18%	$6,699	3.00%
Tangible Capital	(1)	40,595	18.18%	3,350	1.50%
Total Risk-Based Capital	(2)	41,187	35.17%	9,368	8.00%

The Bank’s actual and required capital amounts and ratios to be well capitalized under prompt corrective action provisions are presented below as of June 30, 2012 and 2011:

				Required to be
		Actual		Well Capitalized
		Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
June 30, 2012
Tier 1 Leverage Capital	(1)	$43,654	14.83%	$14,717	5.00%
Tier 1 Risk-Based Capital	(2)	43,654	28.06%	9,336	6.00%
Total Risk-Based Capital	(2)	45,102	28.99%	15,598	10.00%

June 30, 2011
Tier 1 Leverage Capital	(1)	$40,595	18.18%	$11,166	5.00%
Tier 1 Risk-Based Capital	(2)	40,595	34.67%	7,026	6.00%
Total Risk-Based Capital	(2)	41,187	35.17%	11,097	10.00%
__________________________
(1) Amounts and Ratios to Adjusted Total Assets
(2) Amounts and Ratios to Total Risk-Weighted Assets

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 15.	Regulatory Matters (Continued)

The actual and required capital amounts and ratios applicable to the Bank for the years ended June 30, 2012 and 2011, are presented in the following tables, including a reconciliation of capital under generally accepted accounting principles (GAAP) to such amounts reported for regulatory purposes:

			Minimum for Capital
	Actual		Adequacy Purposes
June 30, 2012	Ratio	Amount	Ratio	Amount
	(Dollars in Thousands)

Total Equity, and Ratio to Total Assets	15.22%	$45,147
Investments in and Advances to
Nonincludable Subsidiaries		(121)
Unrealized Gains on Securities Available-for-Sale		(1,372)
Tangible Capital, and Ratio to Adjusted Total Assets	14.83%	$43,654	1.5%	$4,415
Tier 1 (Core) Capital,
and Ratio to Adjusted Total Assets	14.83%	$43,654	3.0%	$8,830
Tier 1 (Core) Capital,
and Ratio to Risk-Weighted Assets	28.06%	$43,654
Allowance for Loan Losses		1,698
Equity Investment		(250)
Total Risk-Based Capital, and
Ratio to Risk-Weighted Assets	28.99%	$45,102	8.0%	$15,598
Total Assets		$296,547
Adjusted Total Assets		$294,347
Risk-Weighted Assets		$155,598

	Actual		Minimum for Capital Adequacy Purposes
June 30, 2011	Ratio	Amount	Ratio	Amount
		(Dollars in Thousands)

Total Equity, and Ratio to Total Assets	18.67%	$42,115
Investments in and Advances to
Nonincludable Subsidiaries		(121)
Unrealized Gains on Securities Available-for-Sale		(1,399)
Tangible Capital, and Ratio to Adjusted Total Assets	18.18%	$40,595	1.5%	$3,350
Tier 1 (Core) Capital,
and Ratio to Adjusted Total Assets	18.18%	$40,595	3.0%	$6,699
Tier 1 (Core) Capital,
and Ratio to Risk-Weighted Assets	34.67%	$40,595
Allowance for Loan Losses		842
Equity Investment		(250)
Total Risk-Based Capital, and
Ratio to Risk-Weighted Assets	35.17%	$41,187	8.0%	$9,368
Total Assets		$225,555
Adjusted Total Assets		$223,314
Risk-Weighted Assets		$117,097

Note 16.	Restrictions on Dividends

Federal banking regulations place certain restrictions on dividends paid by the Bank to the Company.  The total amount of dividends which may be paid is generally limited to the net income of the Bank for the year to date, plus the retained net income for the preceding two years.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 17.	Fair Value Disclosures

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 17.	Fair Value Disclosures (Continued)

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

At June 30, 2012 and 2011, the carrying amount and estimated fair values of the Bank’s financial instruments were as follows:

	June 30,
	2012		2011
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$34,863	$34,863	$9,599	$9,599
Securities Available-for-Sale	68,426	68,426	75,039	75,039
Securities to be Held-to-Maturity	1,381	1,381	5,725	5,638
Loans Held-for-Sale	11,157	11,157	6,653	6,653
Loans Receivable	168,263	170,138	125,371	138,168

Financial Liabilities
Deposits	221,436	225,651	153,616	157,840
Advances from FHLB	23,469	24,097	26,891	27,826

Off-Balance Sheet Items
Mortgage Loan Commitments	237	237	189	189

The estimated fair values presented above could be materially different than net realizable value and are only indicative of the individual financial instrument’s fair value.  Accordingly, these estimates should not be considered an indication of the fair value of the Bank taken as a whole.

The Company follows the guidance of ASC 820, Fair Value Measurements.  ASC 820 establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This standard was issued to establish a uniform definition of fair value.  The definition of fair value under ASC 820 is market-based as opposed to company-specific, and includes the following:

●
Defines fair value as the price that would be received to sell an asset or paid to transfer a liability, in either case, through an orderly transaction between market participants at a measurement date and establishes a framework for measuring fair value;

●	Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date;

●
Nullifies the guidance in EITF 02-3, which required the deferral of profit at inception of a transaction involving a derivative financial instrument in the absence of observable data supporting the valuation technique;

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 17.         Fair Value Disclosures (Continued)

●	Eliminates large position discounts for financial instruments quoted in active markets and requires consideration of the company’s creditworthiness when valuing liabilities; and

●	Expands disclosures about instrument that are measured at fair value.

The standard establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy favors the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

●	Level 1 - Fair value is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets in which the Company can participate.

●
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

●
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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the year ended June 30, 2012.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 17.            Fair Value Disclosures (Continued)

Fair values of assets and liabilities measured on a recurring basis at June 30, 2012 and 2011, are as follows:

	Fair Value Measurements Using:
June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$668	$688
FNMA	--	22,974	22,974
GNMA	--	43,482	43,482
Equity Securities
ARM Fund	1,302	--	1,302

Total	$1,302	$67,124	$68,426

	Fair Value Measurements Using:
June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$2,007	$2,007
FBNA	--	34,638	34,638
GNMA	--	105	105
Government Agency Notes	--	36,981	36,981
Equity Securities
ARM Fund	1,308	--	1,308

Total	$1,308	$73,731	$75,039

The Company did not record any liability at fair market value for which measurement of the fair value was made on a recurring basis at June 30, 2012 and 2011.  The Company did not have any assets or liabilities measured at fair value on a non-recurring basis at June 30, 2012 and 2011.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 18.           Earnings Per Common Share

The following table presents the components of average outstanding common shares for the years ended June 30, 2012 and 2011:

	2012	2011

Average Common Shares Issued	3,054,148	3,139,491
Average Treasury Shares Held	(36,985)	(92,983)
Average Unearned ESOP Shares	(184,904)	(141,146)
Average Unearned RRP Trust Shares	(32,314)	(1,784)

Weighted Average Number of Common
Shares Used in Basic EPS	2,799,945	2,903,578

Effect of Dilutive Securities
Stock Options	18,130	4,617
Weighted Average Number of Common
Shares and Dilutive Potential Common
Shares Used in Dilutive EPS	2,818,075	2,908,195

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in GAAP.  The share amounts have been adjusted for the conversion completed on December 22, 2010 and the exchange of Mid-Tier Company common stock for shares of the Company at an exchange ratio of 0.9110.  For the years ended June 30, 2012 and 2011, there were outstanding options to purchase 334,822 and 158,868 shares, respectively, at $13.08 per share for 2012 and $10.83 per share for 2011.

Note 19.	Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date that the financial statements were available to be issued.  No events or transactions have occurred subsequent to the balance sheet date that would require recognition or disclosure in the financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 20.           Parent Company Financial Statements

Financial information pertaining only to Home Federal Bancorp, Inc. of Louisiana as of June 30, 2012 and 2011, is as follows:

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Balance Sheets
June 30, 2012 and 2011

	June 30,
	2012	2011
	(In Thousands)
Assets
Cash and Cash Equivalents	$4,480	$407
Investment in Subsidiary	45,148	42,115
Securities Available-for-Sale	--	9,245
Other Assets	260	133

Total Assets	$49,888	$51,900

Liabilities and Stockholders' Equity
Deferred Income Tax	$--	$13
Other Liabilities	--	704
Stockholders' Equity	49,888	51,183

Total Liabilities and Stockholders' Equity	$49,888	$51,900

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Statements of Operations
For the Years Ended June 30, 2012 and 2011

	For the Years Ended June 30,
	2012	2011
	(In Thousands)
Equity in Undistributed Earnings of Subsidiary	$3,060	$2,053
Interest Income	118	103
Gain on Sale of Securities	31	--

Total Income	3,209	2,156

Operating Expenses	531	277

Total Expenses	531	277

Income Before Income Tax Benefit	2,678	1,879
Income Tax Benefit	(165)	(59)

Net Income	$2,843	$1,938

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 20.	Parent Company Financial Statements (Continued)

   HOME FEDERAL BANCORP, INC. OF LOUISIANA
   Condensed Statements of Cash Flows
   For the Years Ended June 30, 2012 and 2011

	For the Years Ended June 30,
	2012	2011
	(In Thousands)
Operating Activities
Net Income	$2,843	$1,938
Adjustments to Reconcile Net Income to Net
Cash (Used in) Provided by Operating Activities
Gain on Sale of Securities	(31)	--
Net Amortization and Accretion on Securities	2	50
Equity in Undistributed Earnings of Subsidiary	(3,060)	(2,053)
(Increase) Decrease in Other Assets	(127)	137
(Decrease) Increase in Other Liabilities	(704)	704

Net Cash (Used in) Provided by Operating Activities	(1,077)	776

Investing Activities
Proceeds from Sale of Securities	10,754	--
Purchase of Available-for-Sale Securities	(1,520)	(9,254)
Investment in Subsidiary	--	(8,553)

Net Cash (Used in) Provided by Investing Activities	9,234	(17,807)

Financing Activities
Proceeds from Stock Options Exercised	76	--
Net Proceeds from Stock Issuance	--	18,040
Acquisition of Stock for Benefit Plans	(1,093)	(1,167)
Proceeds Received from Subsidiary on Stock Compensation
Programs	241	234
Acquisition of Treasury Stock	(2,581)	(46)
Dividends Paid	(727)	(511)

Net Cash (Used in) Provided by Financing Activities	(4,084)	16,550

Increase (Decrease) in Cash and Cash Equivalents	4,073	(481)
Cash and Cash Equivalents, Beginning of Year	407	888

Cash and Cash Equivalents, End of Year	$4,480	$407

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2012.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management -Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2012 (“Proxy Statement”).

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

Item 11. Executive Compensation

The information required herein is incorporated by reference from the section captioned “Management Compensation” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management. The information required herein is incorporated by reference from the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2012.

Equity Compensation Plan Information. The following table provides information as of June 30, 2012 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2005 and 2011 Stock Option Plans and 2005 and 2011 Recognition and Retention Plans, all of which were approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	378,900	$12.96	35,977
Equity compensation plans not approved by security holders	--	--	--

Total	378,900	$12.96	35,977

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required herein is incorporated by reference from the section captioned “Indebtedness of Management and Related Party Transactions” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2012.

Item 14. Principal Accountant Fees and Services

The information required herein is incorporated by reference from the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2012.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report and are incorporated herein by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2012 and June 30, 2011
Consolidated Statements of Operations for the Years Ended June 30, 2012 and 2011
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2012 and 2011
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended June 30, 2012 and 2011
Notes to Consolidated Financial Statements

The following exhibits are filed as part of the Form 10-K, and this list includes the Exhibit Index:

No.	Description	Location
3.1	Articles of Incorporation of Home Federal Bancorp, Inc. of Louisiana	(1)
3.2	Bylaws of Home Federal Bancorp, Inc. of Louisiana	(1)
4.0	Form of Stock Certificate of Home Federal Bancorp, Inc. of Louisiana	(1)
10.1	Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan	(2)
10.2	Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan	(2)
10.3	Employment Agreement between Home Federal Bank and Daniel R. Herndon	(3)
10.4	Employment Agreement between Home Federal Bancorp, Inc. of Louisiana and Daniel R. Herndon	(3)
10.5	Employment Agreement between Home Federal Bank and James R. Barlow	(4)
10.6	Loan Officer Incentive Plan	Filed Herewith
10.7	Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan	(5)
10.8	Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement	(5)
23.0	Consent of LaPorte, A Professional Accounting Corporation	Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed Herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed Herewith
32.0	Section 1350 Certifications	Filed Herewith
__________________
(1)	Incorporated herein by reference from Home Federal Bancorp’s Registration Statement on Form S-1, as amended, filed with the SEC on September 3, 2010 (File No. 333-169230).
(2)	Incorporated herein by reference from Home Federal Bancorp, Inc. of Louisiana’s Definitive Schedule 14A filed with the SEC on June 29, 2005 (File No. 000-51117).
(3)	Incorporated herein by reference from Home Federal Bancorp, Inc. of Louisiana’s Current Report on Form 8-K filed with the SEC on February 23, 2009 (File No. 000-51117).
(4)	Incorporated herein by reference from Home Federal Bancorp, Inc. of Louisiana’s Current Report Form 8-K filed with the SEC on January 19, 2010 (File No. 000-51117).
(5)
Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on December 23, 2011 filed with the Commission on October 28, 2011 (File No. 000-35019).

Item 15. Exhibits and Financial Statement Schedules (continued)

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
________________________
*      These interactive data files are being furnished as part of this Annual Report, and, in accordance with Rule 402 of Regulations S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities
         Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Date: September 12, 2012	By:	/s/Daniel R. Herndon
Daniel R. Herndon
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Daniel R. Herndon	Chairman of the Board, President	September 12, 2012
Daniel R. Herndon	and Chief Executive Officer
(Principal Executive Officer)

/s/James R. Barlow	Director, Executive Vice President and	September 12, 2012
James R. Barlow	Chief Operating Officer

/s/Clyde D. Patterson	Director, Executive Vice President	September 12, 2012
Clyde D. Patterson	and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/Walter T. Colquitt III	Director	September 12, 2012
Walter T. Colquitt III

/s/David A. Herndon, III	Director	September 12, 2012
David A. Herndon, III

/s/Scott D. Lawrence	Director	September 12, 2012
Scott D. Lawrence

/s/Mark M. Harrison	Director	September 12, 2012
Mark M. Harrison

/s/Woodus K. Humphrey	Director	September 12, 2012
Woodus K. Humphrey

/s/Thomas Steen Trawick, Jr.	Director	September 12, 2012
Thomas Steen Trawick, Jr.

/s/Timothy W. Wilhite, Esq.	Director	September 12, 2012
Timothy W. Wilhite, Esq