Form 10-Q
period 2012-09-30
Home Federal Bancorp, Inc. of Louisiana
filed 2012-11-09
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2012
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

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
Yes [ ] No [X]
Shares of common stock, par value $.01 per share, outstanding as of November 9, 2012: The registrant had 2,750,747 shares of common stock outstanding.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30, 2012	June 30, 2012
	(Dollars In Thousands)
ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $773 and $31,486 for September 30, 2012 and June 30, 2012, Respectively)	$6,835	$34,863
Securities Available-for-Sale	65,578	68,426
Securities Held-to-Maturity	1,470	1,381
Loans Held-for-Sale	9,158	11,157
Loans Receivable, Net of Allowance for Loan Losses of $1,809 and $1,698, Respectively	174,839	168,263
Accrued Interest Receivable	852	826
Premises and Equipment, Net	5,082	4,872
Bank Owned Life Insurance	5,893	5,844
Other Assets	522	551

Total Assets	$270,229	$296,183

LIABILITIES
Deposits	$193,158	$221,436
Advances from Borrowers for Taxes and Insurance	307	256
Advances from Federal Home Loan Bank of Dallas	26,264	23,469
Other Accrued Expenses and Liabilities	1,595	1,098
Deferred Tax Liability	39	36
Total Liabilities	221,363	246,295

STOCKHOLDERS’ EQUITY
Preferred Stock – 10,000,000 Shares of $.01 Par Value Authorized; None Issued and Outstanding	--	--
Common Stock – 40,000,000 Shares of $.01 Par Value Authorized; 3,062,386 Shares Issued and 2,778,019 Shares Outstanding at September 30, 2012; 2,877,032 Shares Outstanding at June 30, 2012	32	32
Additional Paid-in Capital	31,646	31,199
Treasury Stock, at Cost – 284,367 shares at September 30, 2012; 185,354 at June 30, 2012	(5,025)	(2,706)
Unearned ESOP Stock	(1,763)	(1,792)
Unearned RRP Trust Stock	(1,104)	(1,114)
Retained Earnings	23,663	22,897
Accumulated Other Comprehensive Income	1,417	1,372

Total Stockholders’ Equity	48,866	49,888

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$270,229	$296,183

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,
	2012	2011
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, Including Fees	$2,841	$2,262
Investment Securities	7	64
Mortgage-Backed Securities	485	542
Other Interest-Earning Assets	7	6
Total Interest Income	3,340	2,874

INTEREST EXPENSE
Deposits	593	621
Federal Home Loan Bank Borrowings	100	177
Total Interest Expense	693	798
Net Interest Income	2,647	2,076

PROVISION FOR LOAN LOSSES	111	86
Net Interest Income after Provision for Loan Losses	2,536	1,990

NON-INTEREST INCOME
Gain on Sale of Loans	682	593
Gain on Sale of Investments	95	203
Income on Bank Owned Life Insurance	49	56
Other Income	105	92
Total Non-Interest Income	931	944

NON-INTEREST EXPENSE
Compensation and Benefits	1,318	1,121
Occupancy and Equipment	206	196
Data Processing	87	76
Audit and Examination Fees	48	50
Franchise and Bank Shares Tax	84	95
Advertising	60	60
Legal Fees	88	76
Loan and Collection	40	31
Deposit Insurance Premium	31	25
Other Expense	99	123
Total Non-Interest Expense	2,061	1,853
Income Before Income Taxes	1,406	1,081

PROVISION FOR INCOME TAX EXPENSE	467	279
Net Income	$939	$802
EARNINGS PER COMMON SHARE:
Basic	$0.36	$0.28
Diluted	$0.35	$0.28
DIVIDENDS DECLARED	$0.06	$0.06

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,
	2012	2011
	(In Thousands)

Net Income	$939	$802

Other Comprehensive Income, Net of Tax
Unrealized Holding Gain on Securities Available-for-Sale, Net of Tax of $53 in 2012 and $262 in 2011	103	509

Reclassification Adjustment for Gain Included in Net Income, Net of Tax of $30 in 2012 and $61 in 2011	(58)	(117)

Net Other Comprehensive Income	45	392

Total Comprehensive Income	$984	$1,194

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
				(In Thousands)
BALANCE – June 30, 2011	$32	$30,880	$(1,907)	$(29)	$20,781	$--	$1,426	$51,183

Net Income	--	--	--	--	802	--	--	802

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	--	392	392

RRP Shares Earned	--	--	--	8	--	--	--	8

Stock Options Vested	--	3	--	--	--	--	--	3

Common Stock Issuance for Stock Option Exercise	--	66	--	--	--	--	--	66

ESOP Compensation Earned	--	8	29	--	--	--	--	37

Dividends Declared	--	--	--	--	(183)	--	--	(183)

BALANCE – September 30, 2011	$32	$30,957	$(1,878)	$(21)	$21,400	$--	$1,818	$52,308

BALANCE – June 30, 2012	$32	$31,199	$(1,792)	$(1,114)	$22,897	$(2,706)	$1,372	$49,888

Net Income	--	--	--	--	939	--	--	939

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	--	45	45

RRP Shares Earned	--	--	--	10	--	--	--	10

Stock Options Vested	--	42	--	--	--	--	--	42

Common Stock Issuance for Stock Option Exercises	--	386	--	--	--	--	--	386

ESOP Compensation Earned	--	18	29	--	--	--	--	47

Acquisition of Treasury Stock	--	--	--	--	--	(2,319)	--	(2,319)

Dividends Declared	--	--	--	--	(172)	--	--	(172)

BALANCE – September 30, 2012	$32	$31,645	$(1,763)	$(1,104)	$23,664	$(5,025)	$1,417	$48,866

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2012	2011
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$939	$802
Adjustments to Reconcile Net Income to Net
Cash Provided by (Used in) Operating Activities
Net Amortization and Accretion on Securities	8	23
Gain on Sale of Securities	(95)	(203)
Gain on Sale of Loans	(682)	(593)
Amortization of Deferred Loan Fees	(64)	(42)
Depreciation of Premises and Equipment	50	53
ESOP Expense	47	37
Stock Option Expense	42	3
Recognition and Retention Plan Expense	52	2
Deferred Income Tax	(20)	(41)
Provision for Loan Losses	111	86
Increase in Cash Surrender Value on Bank Owned Life Insurance	(49)	(56)
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(34,916)	(31,163)
Loans Held-for-Sale – Sale and Principal Repayments	37,597	29,242
Accrued Interest Receivable	(26)	72
Other Operating Assets	29	36
Other Operating Liabilities	455	381

Net Cash Provided by (Used in) Operating Activities	3,478	(1,361)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(6,642)	(2,835)
Deferred Loan Fees Collected	19	61
Acquisition of Premises and Equipment	(260)	(1,082)
Activity in Available-for-Sale Securities:
Proceeds from Sales of Securities	20,373	29,170
Principal Payments on Mortgage-Backed Securities	3,520	3,056
Purchases of Securities	(20,890)	(37,260)
Activity in Held-to-Maturity Securities:
Redemption Proceeds	107	--
Principal Payments on Mortgage-Backed Securities	--	233
Purchases of Securities	(196)	(1)

Net Cash Used in Investing Activities	(3,969)	(8,658)

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
	September 30,
	2012	2011
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits	$(28,278)	$12,759
Proceeds from Federal Home Loan Bank Advances	9,500	--
Repayments of Advances from Federal Home Loan Bank	(6,705)	(3,933)
Net Increase in Advances from Borrowers for Taxes and Insurance	51	41
Dividends Paid	(172)	(183)
Acquisition of Treasury Stock	(2,189)	--
Proceeds from Stock Options Exercised	256	66

Net Cash (Used In) Provided by Financing Activities	(27,537)	8,750

NET DECREASE IN CASH AND CASH EQUIVALENTS	(28,028)	(1,269)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	34,863	9,599

CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,835	$8,330

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$699	$802
Income Taxes Paid	33	307
Market Value Adjustment for Gain on Securities
Available-for-Sale	68	594
Acquisition of Treasury Stock with Common Stock Issuance	130	--

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (“Home Federal Bank” or the “Bank”).  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 2012, is not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2013.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2012.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank (the “Bank”) located in Shreveport, Louisiana.  The Bank is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank’s customers by four full-service banking offices and one agency office, located in Caddo and Bossier Parishes, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of September 30, 2012, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which is currently inactive.

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

2.           Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$540	$30	$--	$570
FNMA Mortgage-Backed Certificates	18,820	1,832	--	20,652
GNMA Mortgage-Backed Certificates	42,780	276	3	43,053

Total Debt Securities	62,140	2,138	3	64,275

Equity Securities
176,612 Shares, AMF ARM Fund	1,291	12	--	1,303

Total Securities Available-for-Sale	$63,431	$2,150	$3	$65,578

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
12,201 Shares – Federal Home Loan Bank	1,220	--	--	1,220
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	1,470	--	--	1,470

Total Securities Held-to-Maturity	$1,470	$--	$--	$1,470

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.           Securities (continued)

	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$635	$33	$--	$668
FNMA Mortgage-Backed Certificates	21,099	1,875	--	22,974
GNMA Mortgage-Backed Certificates	43,322	160	--	43,482
Government Agency Notes	--	--	--	--

Total Debt Securities	65,056	2,068	--	67,124

Equity Securities
176,612 Shares, AMF ARM Fund	1,291	11	--	1,302

Total Securities Available-for-Sale	$66,347	$2,079	$--	$68,426

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
11,307 Shares – Federal Home Loan Bank	1,131	--	--	1,131
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	1,381	--	--	1,381

Total Securities Held-to-Maturity	$1,381	$--	$--	$1,381

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2012, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Within One Year or Less	$--	$--	$--	$--
One through Five Years	182	188	--	--
After Five through Ten Years	549	571	--	--
Over Ten Years	61,409	63,516	--	--

Total	$62,140	$64,275	$--	$--

For the three months ended September 30, 2012, proceeds from the sale of securities available-for-sale amounted to $20.4 million. Gross realized gains amounted to $95,000 for the three months ended September 30, 2012.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.           Securities (continued)

The following table shows information pertaining to gross unrealized losses on securities available-for-sale at September 30, 2012 aggregated by investment category and length of time that individual securities have been in a continuous loss position.  There were no gross unrealized losses on securities at June 30, 2012.

September 30, 2012
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Available-for-Sale:

Debt Securities
Mortgage-Backed Securities	$3	$20,842	$--	$--
Marketable Equity Securities	--	--	--	--

Total Securities Available-for-Sale	$3	$20,842	$--	$--

The Company’s investment in equity securities consists primarily of FHLB stock, a $1.3 million (book value) investment in an adjustable-rate mortgage fund (referred to as the ARM Fund) and shares of First National Bankers Bankshares, Inc. (“FNBB”).  The fair value of the ARM Fund has traditionally correlated with the interest rate environment.  At September 30, 2012, the unrealized gain on this investment was $12,000.  Management monitors its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

At September 30, 2012, securities with a carrying value of $4.1 million were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $87.8 million were pledged to secure FHLB advances.

3.           Loans Receivable

Loans receivable are summarized as follows:

	September 30, 2012	June 30, 2012
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$60,234	$59,410
Commercial	44,709	39,230
Multi-Family Residential	12,850	12,919
Land	13,986	12,317
Construction	21,700	22,660
Equity and Second Mortgage	2,448	2,520
Equity Lines of Credit	8,886	8,461
Total Mortgage Loans	164,813	157,517

Commercial Loans	11,784	12,369
Consumer Loans
Loans on Savings Accounts	204	227
Automobile and Other Consumer Loans	181	228
Total Consumer and Other Loans	385	455
Total Loans	176,982	170,341

Less: Allowance for Loan Losses	(1,809)	(1,698)
Unamortized Loan Fees	(334)	(380)
Net Loans Receivable	$174,839	$168,263

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Loans Receivable (continued)

Following is a summary of changes in the allowance for loan losses:

	Three Months Ended September 30,
	2012	2011
	(In Thousands)

Balance - Beginning of Period	$1,698	$842
Provision for Loan Losses	111	86
Loan Charge-Offs	--	--

Balance - End of Period	$1,809	$928

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present the grading of loans, segregated by class of loans, as of September 30, 2012 and June 30, 2012:

	Pass	Special Mention	Substandard	Doubtful	Total
		(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$59,217	$655	$362	$--	$60,234
Commercial	44,709	--	--	--	44,709
Multi-Family Residential	12,850	--	--	--	12,850
Land	13,986	--	--	--	13,986
Construction	21,700	--	--	--	21,700
Equity and Second Mortgage	2,448	--	--	--	2,448
Equity Lines of Credit	8,770	27	89	--	8,886
Commercial Loans	11,784	--	--	--	11,784
Consumer Loans	385	--	--	--	385
Total	$175,849	$682	$451	$--	$176,982

June 30, 2012	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$58,531	$517	$362	$--	$59,410
Commercial	39,230	--	--	--	39,230
Multi-Family Residential	12,919	--	--	--	12,919
Land	12,317	--	--	--	12,317
Construction	22,660	--	--	--	22,660
Equity and Second Mortgage	2,520	--	--	--	2,520
Equity Lines of Credit	8,345	27	89	--	8,461
Commercial Loans	12,369	--	--	--	12,369
Consumer Loans	455	--	--	--	455
Total	$169,346	$544	$451	$--	$170,341

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

The following tables present an aging analysis of past due loans, segregated by class of loans, as of September 30, 2012 and June 30, 2012:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
September 30, 2012	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,103	$1,279	$--	$3,382	$56,852	$60,234	$--
Commercial	--	--	--	--	44,709	44,709	--
Multi-Family Residential	--	--	--	--	12,850	12,850	--
Land	--	--	--	--	13,986	13,986	--
Construction	--	--	--	--	21,700	21,700	--
Equity and Second Mortgage	--	--	--	--	2,448	2,448	--
Equity Lines of Credit	43	--	--	43	8,843	8,886	--
Commercial Loans	--	--	--	--	11,784	11,784	--
Consumer Loans	--	--	--	--	385	385	--
Total	$2,146	$1,279	$--	$3,425	$173,557	$176,982	$--

June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,039	$1,024	$14	$3,077	$56,333	$59,410	$--
Commercial	--	--	--	--	39,230	39,230	--
Multi-Family Residential	--	--	--	--	12,919	12,919	--
Land	--	--	--	--	12,317	12,317	--
Construction	--	--	--	--	22,660	22,660	--
Equity and Second Mortgage	--	--	--	--	2,520	2,520	--
Equity Lines of Credit	--	--	--	--	8,461	8,461	--
Commercial Loans	--	--	--	--	12,369	12,369	--
Consumer Loans	--	--	--	--	455	455	--
Total	$2,039	$1,024	$14	$3,077	$167,264	$170,341	$--

Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings and classified as impaired.  There were no troubled debt restructurings as of September 30, 2012 or June 30, 2012.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the three months ended September 30, 2012 and the year ended June 30, 2012, was as follows:
	Real Estate Loans
September 30, 2012	Residential	Commercial	Multi- Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$416	$185	$205	$270	$311	$--	$281	$30	$1,698
Charge-Offs	--	--	--	--	--	--	--	--	--
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	520	103	(140)	(111)	(81)	--	(178)	(2)	111
Ending Balances	$936	$288	$65	$159	$230	$--	$103	$28	$1,809

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	936	288	65	159	230	--	103	28	1,809

Loans Receivable:
Ending Balances - Total	$60,234	$44,709	$12,850	$13,986	$21,700	$11,334	$11,784	$385	$176,982
Ending Balances:
Evaluated for Impairment:
Individually	14	--	--	--	--	--	--	--	14
Collectively	$60,220	$44,709	$12,850	$13,986	$21,700	$11,334	$11,784	$385	$176,968

	Real Estate Loans
June 30, 2012	Residential	Commercial	Multi- Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$110	$125	$140	$150	$130	$--	$175	$12	$842
Charge-Offs	--	--	--	--	--	--	--	--	--
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	306	60	65	120	181	--	106	18	856
Ending Balances	$416	$185	$205	$270	$311	$--	$281	$30	$1,698

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	416	185	205	270	311	--	281	30	1,698

Loans Receivable:
Ending Balances - Total	$59,410	$39,230	$12,919	$12,317	$22,660	$10,981	$12,369	$455	$170,341
Ending Balances:
Evaluated for Impairment:
Individually	14	--	--	--	--	--	--	--	14
Collectively	$59,396	$39,230	$12,919	$12,317	$22,660	$10,981	$12,369	$455	$170,327

The change in the allowance for loan losses by loan portfolio class for the quarter ended September 30, 2011, was as follows:

	Real Estate Loans
September 30, 2011	Residential	Commercial	Multi- Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$110	$125	$140	$150	$130	$--	$175	$12	$842
Charge-Offs	--	--	--	--	--	--	--	--	--
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	--	15	30	21	--	--	20	--	86
Ending Balances	$110	$140	$170	$171	$130	$--	$195	$12	$928
Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	$110	$140	$170	$171	$130	$--	$195	$12	$928

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present loans individually evaluated for impairment, segregated by class of loans, as of September 30, 2012 and June 30, 2012:

September 30, 2012	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$14	$14	$--	$14	$--	$14
Commercial	--	--	--	--	--	--
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	--	--	--	--	--	--
Consumer Loans	--	--	--	--	--	--

Total	$14	$14	$--	$14	$--	$14

June 30, 2012	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$14	$14	$--	$14	$--	$14
Commercial	--	--	--	--	--	--
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	--	--	--	--	--	--
Consumer Loans	--	--	--	--	--	--
Total	$14	$14	$--	$14	$--	$14

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status. Loans totaling $14,000 were in non-accrual status at June 30, 2012. There were no loans in non-accrual status at September 30, 2012.

4.           Deposits

Deposits at September 30, 3012 and June 30, 2012 consist of the following classifications:

	September 30, 2012	June 30, 2012
	(In Thousands)
Non-Interest Bearing	$22,432	$20,575
NOW Accounts	20,128	16,887
Money Markets	36,590	68,446
Passbook Savings	6,816	6,893
	85,966	112,801

Certificates of Deposit	107,192	108,635

Total Deposits	$193,158	$221,436

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.           Earnings Per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three months ended September 30, 2012 and 2011 were calculated as follows:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Basic	Diluted	Basic	Diluted
	(In Thousands, Except Per Share Data)

Net income	$939	$939	$802	$802
Weighted average shares outstanding	2,594	2,594	2,859	2,859
Effect of unvested common stock awards	--	67	--	28
Adjusted weighted average shares used in earnings per share computation	2,594	2,661	2,859	2,887
Earnings per share	$0.36	$0.35	$0.28	$0.28

For the three months ended September 30, 2012 and 2011, there were outstanding options to purchase 299,088 and 152,816 shares, respectively, at a weighted average exercise price of $13.18 and $10.83 per share, respectively. For the first quarter ended September 30, 2012, 67,246 options were included in the computation of diluted earnings per share.

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended September 30,
	2012	2011

Average common shares issued	3,062	3,048
Average unearned ESOP shares	(177)	(189)
Average unearned RRP shares	(78)	--
Average treasury shares	(213)	--

Weighted average shares outstanding	2,594	2,859

6.           Stock-Based Compensation

Recognition and Retention Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement (the “2005 Recognition Plan”) as an incentive to retain personnel of experience and ability in key positions.  The aggregate number of shares of the Company’s common stock subject to award under the 2005 Recognition Plan totaled 63,547 shares (as adjusted for the exchange ratio of 0.9110 on December 22, 2010).  As the shares were acquired for the 2005 Recognition Plan, the purchase price of these shares was recorded as a contra equity account.  As the shares are distributed, the contra equity account is reduced.  During the three months ended September 30, 2012, 561 shares vested and were released from the 2005 Recognition Plan Trust and 1,686 shares remained in the 2005 Recognition Plan Trust at September 30, 2012.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.           Stock-Based Compensation (continued)

Recognition and Retention Plan (continued)

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement (the “2011 Recognition Plan”, together with the 2005 Recognition  Plan, the  “Recognition  Plan”) as  an  incentive  to  retain  personnel  of  experience and ability in key positions.  The aggregate number of shares of the Company’s common stock available for award under the 2011 Recognition Plan totaled 77,808 shares.  As of September 30, 2012, 69,251 shares were awarded under the 2011 Recognition Plan.

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

The Recognition Plan cost is recognized over the five year vesting period. During the three months ended September 30, 2012, the Company recognized $52,000 in expense related to the Recognition Plan.

Stock Option Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the “2005 Option Plan”) for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2005 Option Plan totaled 158,868 (as adjusted).  Both incentive stock options and non-qualified stock options may be granted under the 2005 Option Plan.  As of September 30, 2012, 104,566 options were outstanding under the 2005 Stock Option Plan and 2,133 were available for future grant.

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan (the “2011 Option Plan”, together with the 2005 option plan, the “Option Plan”) for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2011 Option Plan totaled 194,522.  Both incentive stock options and non-qualified stock options may be granted under the Option Plan.  As of September 30, 2012, 169,235 options had been granted under the 2011 Option Plan and 25,287 were available for future grant.

Under the Option Plan, the exercise price of each option cannot be less than the fair market value of the underlying common stock as of the date of the option grant and the maximum term is ten years. Incentive stock options and non-qualified stock options granted under the Option Plan become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted.  No vesting shall occur after an employee’s employment or service as a director is terminated.  In the event of the death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable.  The Company accounts for the Option Plan under the guidance of FASB ASC Topic 718, Compensation – Stock Compensation.

7.           Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amounts of $1.6 million and $1.9 million at September 30, 2012 and June 30, 2012, respectively.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Fair Value Disclosures (continued)

The fair value of interest rate floors and caps contained in some loan servicing agreements and variable rate mortgage loan contracts are considered immaterial within the context of fair value disclosure requirements.  Accordingly, no fair value estimate is provided for these instruments.

The carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2012		June 30, 2012
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$6,835	$6,835	$34,863	$34,863
Securities Available-for-Sale	65,578	65,578	68,426	68,426
Securities to be Held-to-Maturity	1,470	1,470	1,381	1,381
Loans Held-for-Sale	9,158	9,158	11,157	11,157
Loans Receivable	174,839	176,787	168,263	170,138

Financial Liabilities
Deposits	193,158	196,835	221,436	225,651
Advances from FHLB	26,264	26,967	23,469	24,097

Off-Balance Sheet Items
Mortgage Loan Commitments	278	278	237	237

The estimated fair values presented above could be materially different than net realizable value and are only indicative of the individual financial instrument’s fair value.  Accordingly, these estimates should not be considered an indication of the fair value of the Company taken as a whole.

The Company follows the guidance of FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820").  ASC 820 affirms a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 was issued to establish a uniform definition of fair value.  The definition of fair value is market-based as opposed to company-specific, and includes the following:

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

The standard establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy favors the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Fair Value Disclosures (continued)

•	Level 1 – Fair value is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets in which the Company can participate.

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

Fair values of assets and liabilities measured on a recurring basis at September 30, 2012 and June 30, 2012 are as follows:

	Fair Value Measurements Using:
September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC Mortgage-Backed Certificates	$--	$570	$570
FNMA Mortgage-Backed Certificates	--	20,652	20,652
GNMA Mortgage-Backed Certificates	--	43,053	43,053
Equity Securities
ARM Fund	1,303	--	1,303

Total	$1,303	$64,275	$65,578

	Fair Value Measurements Using:
June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC Mortgage-Backed Certificates	$--	$668	$668
FBNA Mortgage-Backed Certificates	--	22,974	22,974
GNMA Mortgage-Backed Certificates	--	43,482	43,482
Government Agency Notes	--	--	--
Equity Securities
ARM Fund	1,302	--	1,302

Total	$1,302	$67,124	$68,426

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Discussion of Financial Condition Changes from June 30, 2012 to September 30, 2012

At September 30, 2012, total assets amounted to $270.2 million compared to $296.2 million at June 30, 2012, a decrease of approximately $26.0 million, or 8.8%. The decrease in assets was comprised primarily of decreases in investment securities of $2.8 million, or 4.0%, from $69.8 million at June 30, 2012, to $67.0 million at September 30, 2012, loans held-for-sale of $2.0 million, or 17.9%, from $11.2 million at June 30, 2012 to $9.2 million at September 30, 2012, and a decrease in cash and cash equivalents of $28.0 million, from $34.9 million at June 30, 2012 to $6.8 million at September 30, 2012, partially offset by an increase in net loans receivable of $6.6 million, or 3.9%, from $168.3 million at June 30, 2012 to $174.8 million at September 30, 2012. The decrease in investment securities was due to normal principal repayments during the quarter ended September 30, 2012. The decrease in loans held-for-sale primarily reflects a decrease at September 30, 2012 in receivables from financial institutions purchasing the Company’s loans held-for-sale. The $28.0 million decrease in cash and cash equivalents was due to a non-recurring deposit in the fourth quarter of the prior fiscal year which had a balance of $31.7 million at June 30, 2012. This deposit had been fully withdrawn as of September 30, 2012. The increase in net loans receivable was attributable primarily to increases in commercial real estate loans of $5.5 million, land loans of $1.7 million and one- to-four family residential of $824,000, partially offset by a decrease of $960,000 in construction loans compared to June 30, 2012.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2012 to September 30, 2012 (continued)

At September 30, 2012, the Company had no non-performing assets compared to $14,000 at June 30, 2012. Our non-performing assets at June 30, 2012 consisted of a one- to four-family residential loan purchased from a local mortgage originator secured by property in our market area. Following the expansion of the Company’s mortgage lending operations, the Company has not purchased mortgage loans in recent periods.

The Company’s total liabilities amounted to $221.4 million at September 30, 2012, a decrease of approximately $24.9 million, or 10.1%, compared to total liabilities of $246.3 million at June 30, 2012.  The primary reasons for the decrease in liabilities was due to a decrease in deposits of $28.3 million, or 12.8%, from $221.4 million at June 30, 2012 to $193.2 million at September 30, 2012, partially offset by an increase in advances from Federal Home Loan Bank of $2.8 million, or 11.9%, to $26.3 million at September 30, 2012, from $23.5 million at June 30. 2012. The decrease in deposits was primarily due to the withdrawal during the quarter ended September 30, 2012 of the non-recurring deposit discussed above which had a balance of approximately $31.7 million at June 30, 2012. Certificates of Deposit decreased $1.4 million, or 1.3%, from $108.6 million at June 30, 2012 to $107.2 million at September 30, 2012. Interest and non-interest bearing NOW accounts increased $5.1 million, or 13.6%, from $37.5 million at June 30, 2012 to $42.6 million at September 30, 2012. The Company utilizes brokered certificates of deposit as a component of its strategy for lowering Home Federal Bank’s overall cost of funds. The brokered certificates of deposit, all of which have maturity dates greater than twelve months, are callable by Home Federal Bank after twelve months pursuant to early redemption provisions.  At both September 30, 2012 and June 30, 2012, the Company had $10.4 million in brokered deposits.

Stockholders’ equity decreased $1.0 million, or 2.0%, to $48.9 million at September 30, 2012 compared to $49.9 million at June 30, 2012.  The primary reasons for the decrease in stockholders’ equity from June 30, 2012, were the acquisition of treasury stock of $2.3 million, and dividends paid of $172,000. These decreases in shareholders’ equity were partially offset by net income of $939,000 for the three months ended September 30, 2012, proceeds from the issuance of common stock from the exercise of stock options of $386,000, the vesting of restricted stock awards, stock options and release of Employee Stock Ownership Plan shares totaling $99,000 and an increase in the Company’s accumulated other comprehensive income of $45,000. The Company’s book value per share increased from $17.14 at June 30, 2012 to $17.59 at September 30, 2012 based on shares outstanding of 2,877,032 and 2,778,019, respectively.

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency (“OCC”).  At September 30, 2012, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2012 and 2011

General

Net income amounted to $939,000 for the three months ended September 30, 2012 compared to $802,000 for the same period in 2011, an increase of $137,000, or 17.1%.  The increase was primarily due to a $571,000, or 27.5%, increase in net interest income, partially offset by increases of $208,000, or 11.2%, in non-interest expense, $188,000, or 67.4%, in income taxes, and $25,000, or 29.1% in the provision for loan losses, and a $13,000 or 1.4%, decrease in non-interest income for the 2012 period compared to the same period in 2011.  The increase in net interest income for the three months ended September 30, 2012 was primarily due to an increase in interest income and fees from higher loan originations as a result of the hiring of additional loan officers since 2011, and a decrease in  the  Company’s cost of funds  for  the  three  months ended September 30, 2012, compared to the prior year period.  The increase in non-interest expense was primarily due to an increase in  compensation  and  benefits  expense  and  other  expenses  associated  with  the  Company’s  growth, including increasing loan volume and related commissions to commercial and residential loan officers and the expansion and improvement of the Company's offices.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Month Periods Ended September 30, 2012 and 2011 (continued)

The Company’s average interest rate spread was 3.77% for the three months ended September 30, 2012, compared to 3.23% for the three months ended September 30, 2011.  The Company’s net interest margin was 4.08% for the three months ended September 30, 2012, compared to 3.69% for the three months ended September 30, 2011.  The increase in net interest margin and average interest rate spread for the quarterly period is attributable primarily to a higher volume of interest earning assets at relatively stable rates.  Net interest income also increased primarily due to the increase in volume of average interest-earning assets.  The increases in average interest rate spread and net interest income were also influenced by decreases in the average rates paid on interest bearing liabilities.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Home Federal Bank’s market area and other factors related to the collectability of Home Federal Bank’s loan portfolio, a provision for loan losses of $111,000 was made during the three months ended September 30, 2012, compared to an $86,000 provision made during the three months ended September 30, 2011.  The Company’s  allowance for loan losses was $1.8 million, or 1.02% of total loans, at September 30, 2012 compared to $928,000, or 0.72%, of total loans at September 30, 2011.  At September 30, 2012, the Company had no non-performing loans and no other non-performing assets or troubled-debt restructurings.  At September 30, 2011, the Company had two non-performing loans in the amount of $89,000.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future.

Non-interest Income

Total non-interest income amounted to $931,000 for the three months ended September 30, 2012, a decrease of $13,000, or 1.4%, compared to $944,000 for the same period in 2011.  The decrease was primarily due to decreases of $108,000 in gain on sale of securities and $7,000 in income from bank owned life insurance, partially offset by increases of $89,000 in gain on sale of loans and $13,000 in other non-interest income.

Non-interest Expense

Total non-interest expense increased $208,000, or 11.2%, for the three months ended September 30, 2012 compared to the prior year period.  The increase in non-interest expense was primarily due to an increase in compensation and benefits expense of $197,000, or 17.6%, over the prior year period and increases of $12,000 in legal fees, $11,000 in data processing and $10,000 in occupancy and equipment expenses.

The increase in compensation and benefits expense was a result of normal compensation increases including stock options and recognition and retention plan expense and commissions for commercial and residential loan officers due to increases in loan volume. The aggregate compensation expense recognized by the Company for its Stock Option, ESOP and Recognition and Retention Plans amounted to $141,000 for the three months ended September 30, 2012 and $42,000 for the three months ended September 30, 2011.

The Louisiana bank shares tax is assessed on the Bank’s equity and earnings.  For the three months ended September 30, 2012, the Company recognized franchise and bank shares tax expense of $84,000 compared to $95,000 for the same period in 2011.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2012 and 2011 (continued)

Income Taxes

Income taxes amounted to $467,000 and $279,000 for the three months ended September 30, 2012 and 2011, respectively, resulting in effective tax rates of 33.2% and 25.8%, respectively. Reconciliations of income tax expense at the statutory rate to the Company’s effective rates are as follows:

	September 30,
	2012	2011
Expected Statutory Rate	34.0%	34.0%
Non-taxable Income	(1.2)	(1.8)
Capital Gains and Losses	--	(6.4)
Other, Net	0.4	--
	33.2%	25.8%

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

	Three months ended September 30,
	2012			2011
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$65,744	$493	3.00%	$77,897	$607	3.12%
Loans receivable	184,628	2,841	6.16	134,591	2,262	6.72
Interest-earning deposits	9,097	6	0.27	12,232	5	0.16
Total interest-earning assets	259,469	3,340	5.15	224,720	2,874	5.12
Non-interest-earning assets	15,176			13,984
Total assets	$274,645			$238,704
Interest-bearing liabilities:
Savings accounts	6,793	5	0.28	7,012	7	0.40
NOW accounts	18,432	37	0.79	14,808	31	0.84
Money market accounts	44,824	56	0.50	34,193	65	0.76
Certificate accounts	107,542	495	1.84	88,917	518	2.33
Total deposits	177,591	593	1.34	144,930	621	1.71
FHLB advances	23,167	100	1.73	24,271	177	2.92
Total interest-bearing liabilities	200,758	693	1.38%	169,201	798	1.89%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	22,718			17,360
Other liabilities	2,006			1,702
Total liabilities	225,482			188,263
Total Stockholders’ Equity(1)	49,163			50,441

Total liabilities and equity	$274,645			$238,704

Net interest-earning assets	$58,711			$55,519

Net interest income; average interest rate spread(2)		$2,647	3.77%		$2,076	3.23%

Net interest margin(3)			4.08%			3.69%

Average interest-earning assets to average interest-bearing liabilities			1.29%			1.33%
__________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  Home Federal Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $773,000 at September 30, 2012.

A significant portion of Home Federal Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents.   Home Federal Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At September 30, 2012, Home Federal Bank had $26.3 million in advances from the Federal Home Loan Bank of Dallas and had $118.2 million in additional borrowing capacity.  Additionally, at September 30, 2012, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $17.4 million. There were no amounts purchased under this agreement as of September 30, 2012.

At September 30, 2012, Home Federal Bank had outstanding loan commitments of $27.8 million to originate loans.  At September 30, 2012, certificates of deposit scheduled to mature in less than one year totaled $39.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal, in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale as needed.

Home Federal Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively.  At September 30, 2012, Home Federal Bank exceeded each of its capital requirements with ratios of 16.66%, 16.66% and 30.04%, respectively.

Off-Balance Sheet Arrangements

At September 30, 2012, the Company did not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules.

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

ITEM 1A.                      RISK FACTORS

Not applicable.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities

HOME FEDERAL BANCORP, INC. OF LOUISIANA

The Company’s repurchases of its common stock made during the quarter ended September 30, 2012 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2012 – July 31, 2012	2,880	$14.81	2,880	123,069
August 1, 2012 – August 31, 2012	35,174	16.52	35,174	87,895
September 1, 2012 – September 30, 2012	89,255	17.53	89,255	273,640
Total	127,309	$17.19	127,309	273,640
______________
Notes to this table:
(a)
On February 1, 2012, the Company announced by press release a repurchase program to repurchase up to 305,000 shares, or approximately 10.0% of the Company’s outstanding shares of common stock.  The repurchase program does not have an expiration date.

(b)
On September 14, 2012, the Company announced by press release a repurchase program to repurchase up to 275,000 shares, or approximately 10.0% of the Company’s outstanding shares of common stock. The repurchase program does not have an expiration date.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date:	November 9, 2012	By:	/s/Daniel R. Herndon
Daniel R. Herndon
President and Chief Executive Officer

Date:	November 9, 2012	By:	/s/Clyde D. Patterson
Clyde D. Patterson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)