Form 10-Q
period 2012-12-31
Home Federal Bancorp, Inc. of Louisiana
filed 2013-02-12
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	December 31, 2012
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

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
Yes [ ] No [X]

Shares of common stock, par value $.01 per share, outstanding as of February 8, 2013: The registrant had 2,352,820 shares of common stock outstanding.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	December 31, 2012	June 30, 2012
	(Dollars In Thousands)
ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $1,071 and $31,486 for December 31, 2012 and June 30, 2012, Respectively)	$5,475	$34,863
Securities Available-for-Sale	59,038	68,426
Securities Held-to-Maturity	1,633	1,381
Loans Held-for-Sale	8,377	11,157
Loans Receivable, Net of Allowance for Loan Losses of $1,925 and $1,698, Respectively	185,264	168,263
Accrued Interest Receivable	803	826
Premises and Equipment, Net	5,496	4,872
Bank Owned Life Insurance	5,940	5,844
Other Assets	275	551
Deferred Tax Asset	199	--

Total Assets	$272,500	$296,183

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$196,158	$221,436
Advances from Borrowers for Taxes and Insurance	106	256
Advances from Federal Home Loan Bank of Dallas	30,243	23,469
Other Accrued Expenses and Liabilities	747	1,098
Deferred Tax Liability	--	36
Total Liabilities	227,254	246,295

STOCKHOLDERS’ EQUITY
Preferred Stock – 10,000,000 Shares of $.01 Par Value Authorized; None Issued and Outstanding	--	--
Common Stock – 40,000,000 Shares of $.01 Par Value Authorized; 3,062,386 Shares Issued and 2,556,829 Shares Outstanding at December 31, 2012; 2,877,032 Shares Outstanding at June 30, 2012	32	32
Additional Paid-in Capital	31,919	31,199
Treasury Stock, at Cost – 505,557 shares at December 31, 2012; 185,354 at June 30, 2012	(9,264)	(2,706)
Unearned ESOP Stock	(1,734)	(1,792)
Unearned RRP Trust Stock	(1,105)	(1,114)
Retained Earnings	24,377	22,897
Accumulated Other Comprehensive Income	1,021	1,372

Total Stockholders’ Equity	45,246	49,888

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$272,500	$296,183

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, Including Fees	$2,843	$2,507	$5,684	$4,769
Investment Securities	7	16	14	80
Mortgage-Backed Securities	447	700	932	1,242
Other Interest-Earning Assets	2	3	8	8
Total Interest Income	3,299	3,226	6,638	6,099

INTEREST EXPENSE
Deposits	557	628	1,150	1,249
Other Bank Borrowings	3	--	3	--
Federal Home Loan Bank Borrowings	87	161	187	337
Total Interest Expense	647	789	1,340	1,586
Net Interest Income	2,652	2,437	5,298	4,513

PROVISION FOR LOAN LOSSES	116	188	227	274
Net Interest Income after Provision for Loan Losses	2,536	2,249	5,071	4,239

NON-INTEREST INCOME
Gain on Sale of Loans	654	498	1,336	1,091
Gain on Sale of Investments	120	51	215	254
Income on Bank Owned Life Insurance	48	52	97	108
Other Income	97	101	203	192
Total Non-Interest Income	919	702	1,851	1,645

NON-INTEREST EXPENSE
Compensation and Benefits	1,347	1,205	2,664	2,326
Occupancy and Equipment	187	173	393	369
Data Processing	99	90	187	166
Audit and Examination Fees	58	65	106	115
Franchise and Bank Shares Tax	57	49	141	144
Advertising	60	76	120	136
Legal Fees	159	125	247	202
Loan and Collection	21	26	61	57
Deposit Insurance Premium	32	28	63	53
Other Expense	114	117	213	238
Total Non-Interest Expense	2,134	1,954	4,195	3,806
Income Before Income Taxes	1,321	997	2,727	2,078

PROVISION FOR INCOME TAX EXPENSE	440	317	908	596
Net Income	$881	$680	$1,819	$1,482
EARNINGS PER COMMON SHARE:
Basic	$0.36	$0.24	$0.73	$0.52
Diluted	$0.35	$0.23	$0.71	$0.51
DIVIDENDS DECLARED	$0.06	$0.06	$0.12	$0.12

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011
	(In Thousands)

Net Income	$881	$680	$1,819	$1,482

Other Comprehensive Income (Loss), Net of Tax
Unrealized Holding Gain (Loss) on Securities Available-for-Sale, Net of Tax of $158 and $106 in 2012, respectively, and $242 and $20 in 2011, respectively	(307)	(470)	(204)	39

Reclassification Adjustment for Gain Included in Net Income, Net of Tax of $47 and $75 in 2012, respectively, and $37 and $98 in 2011, respectively	(90)	(72)	(147)	(189)

Net Other Comprehensive Income (Loss)	(397)	(542)	(351)	(150)

Total Comprehensive Income	$484	$138	$1,468	$1,332

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
				(In Thousands)
BALANCE – June 30, 2011	$32	$30,880	$(1,907)	$(29)	$20,781	$--	$1,426	$51,183

Net Income	--	--	--	--	1,482	--	--	1,482

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	--	(150)	(150)

RRP Shares Earned	--	--	--	8	--	--	--	8

Stock Options Vested	--	5	--	--	--	--	--	5

Common Stock Issuance for Stock Option Exercise	--	66	--	--	--	--	--	66

ESOP Compensation Earned	--	18	58	--	--	--	--	76

Dividends Declared	--	--	--	--	(365)	--	--	(365)

BALANCE – December 31, 2011	$32	$30,969	$(1,849)	$(21)	$21,898	$--	$1,276	$52,305

BALANCE – June 30, 2012	$32	$31,199	$(1,792)	$(1,114)	$22,897	$(2,706)	$1,372	$49,888

Net Income	--	--	--	--	1,819	--	--	1,819

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	--	(351)	(351)

RRP Shares Earned	--	--	--	9	--	--	--	9

Stock Options Vested	--	83	--	--	--	--	--	83

Common Stock Issuance for Stock Option Exercises	--	597	--	--	--	--	--	597

ESOP Compensation Earned	--	40	58	--	--	--	--	98

Acquisition of Treasury Stock	--	--	--	--	--	(6,558)	--	(6,558)

Dividends Declared	--	--	--	--	(339)	--	--	(339)

BALANCE – December 31, 2012	$32	$31,919	$(1,734)	$(1,105)	$24,377	$(9,264)	$1,021	$45,246

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2012	2011
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,819	$1,482
Adjustments to Reconcile Net Income to Net
Cash Provided by (Used in) Operating Activities
Net Amortization and Accretion on Securities	(8)	(41)
Gain on Sale of Securities	(215)	(254)
Gain on Sale of Loans	(1,336)	(1,091)
Amortization of Deferred Loan Fees	(153)	(307)
Depreciation of Premises and Equipment	102	108
ESOP Expense	98	77
Stock Option Expense	83	5
Recognition and Retention Plan Expense	105	3
Deferred Income Tax	(54)	(121)
Provision for Loan Losses	227	274
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(61,530)	(61,309)
Loans Held-for-Sale – Sale and Principal Repayments	65,647	56,455
Accrued Interest Receivable	24	25
Other Operating Assets	277	52
Other Operating Liabilities	(446)	(251)

Net Cash Provided by (Used in) Operating Activities	4,640	(4,893)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(17,139)	(15,348)
Deferred Loan Fees Collected	64	467
Acquisition of Premises and Equipment	(726)	(1,106)
Activity in Available-for-Sale Securities:
Proceeds from Sales of Securities	33,347	39,912
Principal Payments on Mortgage-Backed Securities	7,246	7,238
Purchases of Securities	(31,515)	(48,095)
Activity in Held-to-Maturity Securities:
Redemption Proceeds	107	--
Principal Payments on Mortgage-Backed Securities	--	525
Purchases of Securities	(359)	(71)
Increase in Cash Surrender Value on Bank Owned Life Insurance	(97)	(108)

Net Cash Used in Investing Activities	(9,072)	(16,586)

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	December 31,
	2012	2011
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits	$(25,278)	$19,845
Proceeds from Federal Home Loan Bank Advances	83,500	16,500
Repayments of Advances from Federal Home Loan Bank	(76,726)	(17,780)
Net Decrease in Advances from Borrowers for Taxes and Insurance	(151)	(127)
Dividends Paid	(339)	(365)
Acquisition of Treasury Stock	(6,416)	--
Proceeds from Stock Options Exercised	454	66
Proceeds from Other Bank Borrowings	1,000	--
Repayment of Other Bank Borrowings	(1,000)	--

Net Cash (Used In) Provided by Financing Activities	(24,956)	18,139

NET DECREASE IN CASH AND CASH EQUIVALENTS	(29,388)	(3,340)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	34,863	9,599

CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,475	$6,259

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$1,354	$1,605
Income Taxes Paid	1,008	656
Market Value Adjustment for Gain on Securities
Available-for-Sale	(533)	(227)
Acquisition of Treasury Stock with Stock Issuance	143	--

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (“Home Federal Bank” or the “Bank”).  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six month period ended December 31, 2012, is not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2013.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2012.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank’s customers by four full-service banking offices and one agency office, located in Caddo and Bossier Parishes, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of December 31, 2012, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which is currently inactive.

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

It should be understood that estimates of future loan losses involve an exercise of judgment.  While it is possible that in particular periods the Company may sustain losses which are substantial relative to the allowance for loan losses, it is the judgment of management that the allowance for loan losses reflected in the accompanying statements of condition is adequate to absorb possible losses in the existing loan portfolio.

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

Income Taxes

The Company and its wholly-owned subsidiary file a consolidated Federal income tax return on a fiscal year basis.  Each entity pays its pro-rata share of income taxes in accordance with a written tax-sharing agreement.

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

2.           Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$518	$26	$--	$544
FNMA Mortgage-Backed Certificates	16,172	1,471	--	17,643
GNMA Mortgage-Backed Certificates	39,511	162	116	39,557

Total Debt Securities	56,201	1,659	116	57,744

Equity Securities
176,612 Shares, AMF ARM Fund	1,291	3	--	1,294

Total Securities Available-for-Sale	$57,492	$1,662	$116	$59,038

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
13,831 Shares – Federal Home Loan Bank	1,383	--	--	1,383
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	1,633	--	--	1,633

Total Securities Held-to-Maturity	$1,633	$--	$--	$1,633

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.           Securities (continued)

	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$635	$33	$--	$668
FNMA Mortgage-Backed Certificates	21,099	1,875	--	22,974
GNMA Mortgage-Backed Certificates	43,322	160	--	43,482

Total Debt Securities	65,056	2,068	--	67,124

Equity Securities
176,612 Shares, AMF ARM Fund	1,291	11	--	1,302

Total Securities Available-for-Sale	$66,347	$2,079	$--	$68,426

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
11,307 Shares – Federal Home Loan Bank	1,131	--	--	1,131
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	1,381	--	--	1,381

Total Securities Held-to-Maturity	$1,381	$--	$--	$1,381

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2012, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Within One Year or Less	$--	$--	$--	$--
One through Five Years	166	171	--	--
After Five through Ten Years	505	524	--	--
Over Ten Years	55,530	57,049	--	--

Total	$56,201	$57,744	$--	$--

For the six months ended December 31, 2012, proceeds from the sale of securities available-for-sale amounted to $33.3 million. Gross realized gains amounted to $215,000 for the six months ended December 31, 2012.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.           Securities (continued)

The following table shows information pertaining to gross unrealized losses on securities available-for-sale at December 31, 2012 aggregated by investment category and length of time that individual securities have been in a continuous loss position.  There were no unrealized losses on securities at June 30, 2012, and there were no unrealized losses on securities held-to-maturity at December 31, 2012.

December 31, 2012
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Available-for-Sale:

Debt Securities
Mortgage-Backed Securities	$116	$30,922	$--	$--
Marketable Equity Securities	--	--	--	--

Total Securities Available-for-Sale	$116	$30,922	$--	$--

The Company’s investment in equity securities consists primarily of FHLB stock, a $1.3 million (book value) investment in an adjustable-rate mortgage fund (referred to as the ARM Fund) and shares of First National Bankers Bankshares, Inc. (“FNBB”).  The fair value of the ARM Fund has traditionally correlated with the interest rate environment.  At December 31, 2012, the unrealized gain on this investment was $3,000.  Management monitors its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

At December 31, 2012, securities with a carrying value of $3.4 million were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $94.6 million were pledged to secure FHLB advances.

3.           Loans Receivable

Loans receivable are summarized as follows:

	December 31, 2012	June 30, 2012
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$63,608	$59,410
Commercial	49,781	39,230
Multi-Family Residential	19,681	12,919
Land	15,022	12,317
Construction	13,403	22,660
Equity and Second Mortgage	2,401	2,520
Equity Lines of Credit	9,039	8,461
Total Mortgage Loans	172,935	157,517

Commercial Loans	14,107	12,369
Consumer Loans
Loans on Savings Accounts	269	227
Automobile and Other Consumer Loans	169	228
Total Consumer and Other Loans	438	455
Total Loans	187,480	170,341

Less: Allowance for Loan Losses	(1,925)	(1,698)
Unamortized Loan Fees	(291)	(380)
Net Loans Receivable	$185,264	$168,263

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Loans Receivable (continued)

Following is a summary of changes in the allowance for loan losses:

	Six Months Ended December 31,
	2012	2011
	(In Thousands)

Balance - Beginning of Period	$1,698	$842
Provision for Loan Losses	227	274
Loan Charge-Offs	--	--

Balance - End of Period	$1,925	$1,116

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present the grading of loans, segregated by class of loans, as of December 31, 2012 and June 30, 2012:

December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
		(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$62,138	$1,109	$361	$--	$63,608
Commercial	49,781	--	--	--	49,781
Multi-Family Residential	19,681	--	--	--	19,681
Land	15,022	--	--	--	15,022
Construction	13,403	--	--	--	13,403
Equity and Second Mortgage	2,401	--	--	--	2,401
Equity Lines of Credit	8,907	--	132	--	9,039
Commercial Loans	14,107	--	--	--	14,107
Consumer Loans	438	--	--	--	438
Total	$185,878	$1,109	$493	$--	$187,480

June 30, 2012	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$58,531	$517	$362	$--	$59,410
Commercial	39,230	--	--	--	39,230
Multi-Family Residential	12,919	--	--	--	12,919
Land	12,317	--	--	--	12,317
Construction	22,660	--	--	--	22,660
Equity and Second Mortgage	2,520	--	--	--	2,520
Equity Lines of Credit	8,345	27	89	--	8,461
Commercial Loans	12,369	--	--	--	12,369
Consumer Loans	455	--	--	--	455
Total	$169,346	$544	$451	$--	$170,341

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

The following tables present an aging analysis of past due loans, segregated by class of loans, as of December 31, 2012 and June 30, 2012:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
				(In Thousands)

Real Estate Loans:
One-to-Four Family Residential	$1,675	$507	$1,444	$3,626	$59,982	$63,608	$1,109
Commercial	--	--	--	--	49,781	49,781	--
Multi-Family Residential	--	--	--	--	19,681	19,681	--
Land	--	--	--	--	15,022	15,022	--
Construction	--	--	--	--	13,403	13,403	--
Equity and Second Mortgage	--	--	--	--	2,401	2,401	--
Equity Lines of Credit	--	--	43	43	8,996	9,039	--
Commercial Loans	--	--	--	--	14,107	14,107	--
Consumer Loans	--	--	--	--	438	438	--
Total	$1,675	$507	$1,487	$3,669	$183,811	$187,480	$1,109

June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,039	$1,024	$14	$3,077	$56,333	$59,410	$--
Commercial	--	--	--	--	39,230	39,230	--
Multi-Family Residential	--	--	--	--	12,919	12,919	--
Land	--	--	--	--	12,317	12,317	--
Construction	--	--	--	--	22,660	22,660	--
Equity and Second Mortgage	--	--	--	--	2,520	2,520	--
Equity Lines of Credit	--	--	--	--	8,461	8,461	--
Commercial Loans	--	--	--	--	12,369	12,369	--
Consumer Loans	--	--	--	--	455	455	--
Total	$2,039	$1,024	$14	$3,077	$167,264	$170,341	$--

Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings and classified as impaired.  There were no troubled debt restructurings as of December 31, 2012 or June 30, 2012.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the six months ended December 31, 2012 and the year ended June 30, 2012, was as follows:

	Real Estate Loans
December 31, 2012	Residential	Commercial	Multi- Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$416	$185	$205	$270	$311	$--	$281	$30	$1,698
Charge-Offs	--	--	--	--	--	--	--	--	--
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	594	135	(108)	(117)	(149)	--	(127)	(1)	227
Ending Balances	$1,010	$320	$97	$153	$162	$--	$154	$29	$1,925

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,010	320	97	153	162	--	154	29	1,925

Loans Receivable:
Ending Balances - Total	$63,608	$49,781	$19,681	$15,022	$13,403	$11,440	$14,107	$438	$187,480
Ending Balances:
Evaluated for Impairment:
Individually	335	--	--	--	--	--	--	--	335
Collectively	$63,273	$49,781	$19,681	$15,022	$13,403	$11,440	$14,107	$438	$187,145

	Real Estate Loans
June 30, 2012	Residential	Commercial	Multi- Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total

Allowance for loan losses:
Beginning Balances	$110	$125	$140	$150	$130	$--	$175	$12	$842
Charge-Offs	--	--	--	--	--	--	--	--	--
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	306	60	65	120	181	--	106	18	856
Ending Balances	$416	$185	$205	$270	$311	$--	$281	$30	$1,698

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	416	185	205	270	311	--	281	30	1,698

Loans Receivable:
Ending Balances - Total	$59,410	$39,230	$12,919	$12,317	$22,660	$10,981	$12,369	$455	$170,341
Ending Balances:
Evaluated for Impairment:
Individually	14	--	--	--	--	--	--	--	14
Collectively	$59,396	$39,230	$12,919	$12,317	$22,660	$10,981	$12,369	$455	$170,327

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class for the six months ended December 31, 2011, was as follows:

	Real Estate Loans
December 31, 2011	Residential	Commercial	Multi- Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$110	$125	$140	$150	$130	$--	$175	$12	$842
Charge-Offs	--	--	--	--	--	--	--	--	--
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	115	(65)	(37)	230	(14)	--	48	(3)	274
Ending Balances	$225	$60	$103	$380	$116	$--	$223	$9	$1,116

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	225	60	103	380	116	--	223	9	1,116

Loans Receivable:
Ending Balances - Total	$48,828	$34,228	$13,006	$11,738	$13,060	$7,647	$12,859	$472	$141,838
Ending Balances:
Evaluated for Impairment:
Individually	217	--	--	--	--	--	--	--	217
Collectively	$48,611	$34,228	$13,006	$11,738	$13,060	$7,647	$12,859	$472	$141,621

The following tables present loans individually evaluated for impairment, segregated by class of loans, as of December 31, 2012 and June 30, 2012:

December 31, 2012	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$335	$335	$--	$335	$--	$347
Commercial	--	--	--	--	--	--
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	--	--	--	--	--	--
Consumer Loans	--	--	--	--	--	--

Total	$335	$335	$--	$335	$--	$347

June 30, 2012	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$14	$14	$--	$14	$--	$14
Commercial	--	--	--	--	--	--
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	--	--	--	--	--	--
Consumer Loans	--	--	--	--	--	--
Total	$14	$14	$--	$14	$--	$14

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Loans Receivable (continued)

Credit Quality Indicators (continued)

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status. Loans totaling $14,000 were in non-accrual status at June 30, 2012. Loans totaling $378,000 were in non-accrual status at December 31, 2012.

4.           Deposits

Deposits at December 31, 3012 and June 30, 2012 consist of the following classifications:

	December 31, 2012	June 30, 2012
	(In Thousands)
Non-Interest Bearing	$26,803	$20,575
NOW Accounts	19,071	16,887
Money Markets	37,383	68,446
Passbook Savings	5,960	6,893
	89,217	112,801

Certificates of Deposit	106,941	108,635

Total Deposits	$196,158	$221,436

5.           Earnings Per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three and six months ended December 31, 2012 and 2011 were calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(In Thousands, Except Per Share Data)

Net income	$881	$680	$1,819	$1,482

Weighted average shares outstanding - basic	2,420,591	2,865,535	2,507,336	2,862,055
Effect of dilutive common stock equivalents	67,839	33,408	67,797	30,719
Adjusted weighted average shares outstanding - diluted	2,488,430	2,898,943	2,575,133	2,892,774

Basic earnings per share	$0.36	$0.24	$0.73	$0.52
Diluted earnings per share	$0.35	$0.23	$0.71	$0.51

For the three months ended December 31, 2012 and 2011, there were outstanding options to purchase 287,540 and 152,816 shares, respectively, at a weighted average exercise price of $13.44 per share and for the six months ended December 31, 2012 and 2011, there were outstanding options to purchase 304,007 and 154,856 shares, respectively, at a weighted average exercise price of $13.31 per share. For the quarter ended December 31, 2012, 68,000 options were included in the computation of diluted earnings per share.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.           Earnings Per Share (continued)

Recognition and Retention Plan (continued)

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

Average common shares issued	3,062,386	3,051,881	3,062,386	3,049,842
Average unearned ESOP shares	(174,815)	(186,346)	(176,256)	(187,787)
Average unearned RRP shares	(77,808)	--	(77,808)	--
Average treasury shares	(389,172)	--	(300,986)	--

Weighted average shares outstanding	2,420,591	2,865,535	2,507,336	2,862,055

6.           Stock-Based Compensation

Recognition and Retention Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement (the “2005 Recognition Plan”) as an incentive to retain personnel of experience and ability in key positions.  The aggregate number of shares of the Company’s common stock subject to award under the 2005 Recognition Plan totaled 63,547 shares (as adjusted for the exchange ratio of 0.9110 on December 22, 2010).  As the shares were acquired for the 2005 Recognition Plan, the purchase price of these shares was recorded as a contra equity account.  As the shares are distributed, the contra equity account is reduced.  During the six months ended December 31, 2012, 561 shares vested and were released from the 2005 Recognition Plan Trust and 1,686 shares remained in the 2005 Recognition Plan Trust at December 31, 2012.

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement (the “2011 Recognition Plan”, together with the 2005 Recognition  Plan, the  “Recognition  Plan”) as  an  incentive  to  retain  personnel  of  experience and ability in key positions.  The aggregate number of shares of the Company’s common stock available for award under the 2011 Recognition Plan totaled 77,808 shares.  As of December 31, 2012, 69,251 shares were awarded under the 2011 Recognition Plan.

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

The Recognition Plan cost is recognized over the five year vesting period. During the six months ended December 31, 2012, the Company recognized $105,000 in expense related to the Recognition Plan.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.           Stock-Based Compensation (continued)

Stock Option Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the “2005 Option Plan”) for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2005 Option Plan totaled 158,868 (as adjusted).  Both incentive stock options and non-qualified stock options may be granted under the 2005 Option Plan.  As of December 31, 2012, 104,566 options were outstanding under the 2005 Stock Option Plan and 2,133 were available for future grant.

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan (the “2011 Option Plan”, together with the 2005 option plan, the “Option Plan”) for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2011 Option Plan totaled 194,522.  Both incentive stock options and non-qualified stock options may be granted under the Option Plan.  As of December 31, 2012, 169,235 options had been granted under the 2011 Option Plan and 25,287 were available for future grant.

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

7.           Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amounts of $2.2 million and $1.9 million at December 31, 2012 and June 30, 2012, respectively.

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

The carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2012		June 30, 2012
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$5,475	$5,475	$34,863	$34,863
Securities Available-for-Sale	59,038	59,038	68,426	68,426
Securities to be Held-to-Maturity	1,633	1,633	1,381	1,381
Loans Held-for-Sale	8,377	8,377	11,157	11,157
Loans Receivable	185,264	187,383	168,263	170,138

Financial Liabilities
Deposits	196,158	198,449	221,436	225,651
Advances from FHLB	30,243	30,933	23,469	24,097

Off-Balance Sheet Items
Mortgage Loan Commitments	266	266	237	237

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Fair Value Disclosures (continued)

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Fair Value Disclosures (continued)

Fair values of assets and liabilities measured on a recurring basis at December 31, 2012 and June 30, 2012 are as follows:

	Fair Value Measurements Using:
December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC Mortgage-Backed Certificates	$--	$544	$544
FNMA Mortgage-Backed Certificates	--	17,643	17,643
GNMA Mortgage-Backed Certificates	--	39,557	39,557
Equity Securities
ARM Fund	1,294	--	1,294

Total	$1,294	$57,744	$59,038

	Fair Value Measurements Using:
June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC Mortgage-Backed Certificates	$--	$668	$668
FBNA Mortgage-Backed Certificates	--	22,974	22,974
GNMA Mortgage-Backed Certificates	--	43,482	43,482
Equity Securities
ARM Fund	1,302	--	1,302

Total	$1,302	$67,124	$68,426

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Discussion of Financial Condition Changes from June 30, 2012 to December 31, 2012

At December 31, 2012, total assets amounted to $272.5 million compared to $296.2 million at June 30, 2012, a decrease of approximately $23.7 million, or 8.0%. The decrease in assets was comprised primarily of decreases in investment securities of $9.1 million, or 13.1%, from $69.8 million at June 30, 2012, to $60.7 million at December 31, 2012, loans held-for-sale of $2.8 million, or 24.9%, from $11.2 million at June 30, 2012 to $8.4 million at December 31, 2012, and a decrease in cash and cash equivalents of $29.4 million, from $34.9 million at June 30, 2012 to $5.5 million at December 31, 2012, partially offset by an increase in net loans receivable of $17.0 million, or 10.1%, from $168.3 million at June 30, 2012 to $185.3 million at December 31, 2012. The $29.4 million decrease in cash and cash equivalents was due to a non-recurring deposit in the fourth quarter of the fiscal year ended June 30, 2012, which had a balance of $31.7 million at June 30, 2012. This deposit was short-term in nature and was fully withdrawn during the quarter ended September 30, 2012. The increase in net loans receivable was attributable primarily to increases in commercial real estate loans of $10.6 million, multi-family residential loans of $6.8 million, one- to-four family residential of $4.2 million, land loans of $2.7 million and commercial business loans of $1.7 million, partially offset by a decrease of $9.3 million in construction loans compared to June 30, 2012. The decrease in investment securities was due to normal principal repayments during the quarter ended December 31, 2012. The decrease in loans held-for-sale primarily reflects a decrease at December 31, 2012 in receivables from financial institutions purchasing the Company’s loans held-for-sale.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2012 to December 31, 2012 (continued)

At December 31, 2012, the Company had $1.4 million of non-performing assets compared to $14,000 at June 30, 2012. Our non-performing assets at December 31, 2012 consisted of eight one- to four-family residential loans purchased from a local mortgage originator secured by property in our market area that are 90 days or more past due and accruing interest, a one- to four-family residential loan we originated that was on non-accrual status and two lines of credit totaling $43,000. Following the expansion of the Company’s mortgage lending operations, the Company has not purchased mortgage loans since fiscal 2008. Non-performing assets at June 30, 2012 consisted of a $14,000 one- to four-family residential mortgage loan on non-accrual status.

The Company’s total liabilities amounted to $227.3 million at December 31, 2012, a decrease of approximately $19.0 million, or 7.7%, compared to total liabilities of $246.3 million at June 30, 2012.  The primary reason for the decrease in liabilities was due to a decrease in deposits of $25.3 million, or 11.4%, from $221.4 million at June 30, 2012 to $196.2 million at December 31, 2012, partially offset by an increase in advances from Federal Home Loan Bank of $6.8 million, or 28.9%, to $30.2 million at December 31, 2012, from $23.5 million at June 30, 2012. The decrease in deposits was primarily due to the withdrawal during the quarter ended September 30, 2012 of the non-recurring deposit discussed above which had a balance of approximately $31.7 million at June 30, 2012. Certificates of Deposit decreased $1.7 million, or 1.6%, from $108.6 million at June 30, 2012 to $106.9 million at December 31, 2012. Interest and non-interest bearing NOW accounts increased $8.4 million, or 22.5%, from $37.5 million at June 30, 2012 to $45.9 million at December 31, 2012. The Company utilizes brokered certificates of deposit as a component of its strategy for lowering Home Federal Bank’s overall cost of funds. The brokered certificates of deposit, all of which have maturity dates greater than twelve months, are callable by Home Federal Bank after twelve months pursuant to early redemption provisions.  At both December 31, 2012 and June 30, 2012, the Company had $10.4 million in brokered deposits.

Stockholders’ equity decreased $4.6 million, or 9.3%, to $45.2 million at December 31, 2012 compared to $49.9 million at June 30, 2012.  The primary reasons for the decrease in stockholders’ equity from June 30, 2012, were the acquisition of treasury stock of $6.6 million, dividends paid of $339,000, and a decrease in the Company’s accumulated other comprehensive income of $351,000. These decreases in stockholders’ equity were partially offset by net income of $1.8 million for the six months ended December 31, 2012, proceeds from the issuance of common stock from the exercise of stock options of $597,000 and the vesting of restricted stock awards, stock options and release of Employee Stock Ownership Plan shares totaling $191,000. The Company’s book value per share increased from $17.34 at June 30, 2012 to $17.70 at December 31, 2012 based on shares outstanding of 2,877,032 and 2,556,829, respectively.

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency (“OCC”).  At December 31, 2012, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2012 and 2011

General

Net income amounted to $881,000 for the three months ended December 31, 2012 compared to $680,000 for the same period in 2011, an increase of $201,000, or 29.6%.  The increase was primarily due to a $215,000 or 8.8%, increase in net interest income, a $217,000, or 30.9%, increase in non-interest income and a $72,000, or 38.3%, decrease in the provision for loan losses, partially offset by an increase of $180,000, or 9.2%, in non-interest expense and a $123,000, or 38.8%, increase in income tax expense for the 2012 period compared to the same period in 2011.  The increase in net interest income for the three months ended December 31, 2012 was primarily due to an increase in interest income and fees from higher loan originations as a result of the hiring of additional loan officers since 2011, and a decrease in the Company’s cost of funds for the three months ended December 31, 2012, compared to the prior year period. The increase in non-interest expense was primarily due to an increase in compensation and benefits expense and other expenses associated with the Company’s growth, including increasing loan volume and related commissions to commercial and residential loan officers and the expansion and improvement of the Company's offices.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2012 and 2011 (continued)

Net income amounted to $1.8 million for the six months ended December 31, 2012 compared to net income of $1.5 million for the same period in 2011, an increase of $337,000, or 22.7%.  The increase was primarily due to a $785,000, or 17.4%, increase in net interest income, a $206,000, or 12.5%, increase in non-interest income, and a $47,000, or 17.2%, decrease in the provision for loan losses for the 2012 period compared to the same period for 2011. These changes were partially offset by an increase of $389,000, or 10.2%, in non-interest expense and a $312,000, or 52.3%, increase in income tax expense. The increase in net interest income for the six months ended December 31, 2012 was primarily due to an increase in interest income and fees from higher loan originations and a decrease in the Company’s cost of funds for the six months ended December 31, 2012, compared to the prior year period.  The increase in non-interest expense was primarily due to an increase in compensation and benefits expense of $338,000, or 14.5%, and other expenses associated with the Company’s growth, including a $24,000 increase in occupancy and equipment expense in connection with the expansion and improvement of the Company's offices.

Net Interest Income

Net interest income for the three months ended December 31, 2012 was $2.7 million, an increase of $215,000, or 8.8%, in comparison to $2.4 million for the three months ended December 31, 2011.  This increase was primarily due to an increase of $73,000 in total interest income and a decrease of $142,000 in the Company’s cost of funds.  The increase in total interest income was primarily due to an increase in interest income generated from loans of $336,000, partially offset by a decrease in interest income from mortgage-backed securities of $253,000. The cost of funds from Federal Home Loan Bank borrowings decreased $74,000, or 46.0% during the period while interest paid on deposits also decreased $71,000, or 11.3% during the same period.

Net interest income for the six months ended December 31, 2012 was $5.3 million, an increase of $785,000, or 17.4%, in comparison to $4.5 million for the six months ended December 31, 2011.  This increase was primarily due to an increase of $539,000 in total interest income and a decrease of $246,000 in the Company’s cost of funds.  The increase in total interest income was primarily due to an increase in interest income generated from loans of $915,000, or 19.2%, partially offset by a decrease in interest income from investment securities of $66,000, or 82.5%, and a decrease in interest income from mortgage-backed securities of $310,000 or 25.0%.  The cost of funds from Federal Home Loan Bank borrowings decreased $150,000, or 44.5% during the period while interest paid on deposits also decreased $99,000, or 7.9%, during the same period.

The Company’s average interest rate spread was 3.84% and 3.80% for the three and six months ended December 31, 2012, respectively, compared to 3.69% and 3.47% for the three and six months ended December 31, 2011, respectively.  The Company’s net interest margin was 4.13% and 4.10% for the three and six months ended December 31, 2012, respectively, compared to 4.09% and 3.90% for the three and six months ended December 31, 2011, respectively.  The increase in net interest margin and average interest rate spread for the three and six month periods is attributable primarily to a higher volume of interest earning assets at relatively stable rates.  Net interest income also increased primarily due to the increase in volume of average interest-earning assets.  The increases in average interest rate spread and net interest income was also influenced by decreases in the average rates paid on interest bearing liabilities.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market area and other factors related to the collectability of Home Federal Bank’s loan portfolio, a provision for loan losses of $116,000 and $227,000 was made during the three and six months ended December 31, 2012, respectively, compared to a $188,000 and $274,000 provision made during the three and six months ended December 31, 2011,  respectively.  The allowance for loan losses was $1.9 million, or 1.03% of total loans, at

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2012 and 2011 (continued)

December 31, 2012 compared to $1.1 million, or 0.79%, of total loans at December 31, 2011.  At December 31, 2012, Home Federal Bank had nine non-performing loans in the aggregate amount of $1.4 million and no other non-performing assets or troubled-debt restructurings.  At December 31, 2011, Home Federal had two non-performing loans in the aggregate amount of $203,000.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future.

Non-interest Income

Total non-interest income amounted to $919,000 for the three months ended December 31, 2012, an increase of $217,000, or 30.9% compared to $702,000 for the same period in 2011.  The increase was primarily due to increases of $156,000 in gain on sale of loans and $69,000 in gain on sale of investments, partially offset by decreases of $4,000 in both other non-interest income and income on bank owned life insurance compared to the same period in 2011.

Total non-interest income amounted to $1.9 million for the six months ended December 31, 2012, an increase of $206,000, or 12.5%, compared to $1.6 million for the same period in 2011.  The increase was primarily due to increases of $245,000 in gain on sale of loans held for sale and $11,000 in other non-interest income, partially offset by decreases of $39,000 in gain on sale of investments and $11,000 in income on bank owned life insurance.

Non-interest Expense

Total non-interest expense increased $180,000, or 9.2%, for the three months ended December 31, 2012 compared to the prior year period.  The increase in non-interest expense was primarily due to an increase in compensation and benefits expense of $142,000, or 11.8%, over the prior year period and increases of $34,000 in legal expenses and $14,000 in occupancy and equipment expenses.

Total non-interest expense increased $389,000, or 10.2%, for the six months ended December 31, 2012 compared to the prior year period.  The increase in non-interest expense was primarily due to an increase in compensation and benefits expense of $338,000, or 14.5%, as well as increases of $45,000 in legal expenses, $24,000 in occupancy and equipment expenses and $21,000 in data processing costs.

The increases in compensation and benefits expense were a result of normal compensation increases including stock options and recognition and retention plan expense and the hiring of additional commercial and residential loan officers.  The aggregate compensation expense recognized by the Company for its Stock Option, ESOP and Recognition and Retention Plans amounted to $145,000 and $286,000 for the three and six months ended December 31, 2012, compared to $43,000 and $85,000 for the three and six months ended December 31, 2011, respectively.

The Louisiana bank shares tax is assessed on the Bank’s equity and earnings.  For the three and six months ended December 31, 2012, the Company recognized franchise and bank shares tax expense of $57,000 and $141,000, respectively, compared to $49,000 and $144,000 for the same periods in 2011.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2012 and 2011 (continued)

Income Taxes

Income taxes amounted to $440,000 and $908,000 for the three and six months ended December 31, 2012, respectively, resulting in effective tax rates of 33.3% for both periods. Income taxes amounted to $317,000 and $596,000 for the three and six months ended December 31, 2011, respectively, resulting in effective tax rates of 31.8% and 28.7%, respectively.  The increase in the effective income tax rate for the six months ended December 31, 2012, compared to the prior year period, is primarily the result of a return to more normalized rates in 2012 following the effect of a combination of a difference in capital gains and losses resulting in a 3.5% reduction and non-taxable income resulting in a 1.8% reduction in rate for the six months ended December 31, 2011.

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

	Three months ended December 31,
	2012			2011
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$60,208	$454	3.02%	$81,196	$716	3.53%
Loans receivable	194,620	2,843	5.84	151,798	2,507	6.61
Interest-earning deposits	2,303	2	0.32	5,533	3	0.22
Total interest-earning assets	257,131	3,299	5.13	238,527	3,226	5.41
Non-interest-earning assets	15,985			13,285
Total assets	$273,116			$251,812
Interest-bearing liabilities:
Savings accounts	6,679	5	0.29	6,075	22	1.45
NOW accounts	18,950	39	0.83	16,901	21	0.50
Money market accounts	37,732	40	0.43	37,380	53	0.57
Certificate accounts	107,090	473	1.77	94,821	532	2.25
Total deposits	170,451	557	1.31	155,177	628	1.62
FHLB advances	29,584	90	1.22	28,211	161	2.27
Total interest-bearing liabilities	200,035	647	1.29%	183,388	789	1.72%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	25,096			15,698
Other liabilities	1,173			1,737
Total liabilities	226,304			200,823
Total Stockholders’ Equity(1)	46,812			50,989

Total liabilities and equity	$273,116			$251,812

Net interest-earning assets	$57,096			$55,139

Net interest income; average interest rate spread(2)		$2,652	3.84%		$2,437	3.69%

Net interest margin(3)			4.13%			4.09%

Average interest-earning assets to average interest-bearing liabilities			128.54%			130.07%
 __________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2012 and 2011 (continued)

	Six months ended December 31,
	2012			2011
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$62,976	$946	3.01%	$79,547	$1,322	3.32%
Loans receivable	189,624	5,684	6.00	143,194	4,769	6.66
Interest-earning deposits	5,701	8	0.28	8,883	8	0.18
Total interest-earning assets	258,301	6,638	5.14	231,624	6,099	5.27
Non-interest-earning assets	15,580			13,634
Total assets	$273,881			$245,258
Interest-bearing liabilities:
Savings accounts	6,736	10	0.28	6,544	29	0.89
NOW accounts	18,691	76	0.81	15,854	53	0.67
Money market accounts	41,278	96	0.47	35,787	117	0.65
Certificate accounts	107,316	968	1.81	91,869	1,050	2.29
Total deposits	174,021	1,150	1.32	150,054	1,249	1.66
FHLB advances	26,375	190	1.45	26,241	337	2.57
Total interest-bearing liabilities	200,396	1,340	1.34%	176,295	1,586	1.80%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	23,908			16,529
Other liabilities	1,589			1,720
Total liabilities	225,893			194,544
Total Stockholders’ Equity(1)	47,988			50,714

Total liabilities and equity	$273,881			$245,258

Net interest-earning assets	$57,905			$55,329

Net interest income; average interest rate spread(2)		$5,298	3.80%		$4,513	3.47%

Net interest margin(3)			4.10%			3.90%

Average interest-earning assets to average interest-bearing liabilities			128.90%			131.38%
 __________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  Home Federal Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $1.1 million at December 31, 2012.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2012 and 2011 (continued)

A significant portion of Home Federal Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents.   Home Federal Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At December 31, 2012, Home Federal Bank had $30.2 million in advances from the Federal Home Loan Bank of Dallas and had $115.4 million in additional borrowing capacity.  Additionally, at December 31, 2012, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $17.4 million. There were no amounts purchased under this agreement as of December 31, 2012.

At December 31, 2012, Home Federal Bank had outstanding loan commitments of $26.6 million to originate loans.  At December 31, 2012, certificates of deposit scheduled to mature in less than one year totaled $46.5 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale as needed.

Home Federal Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively.  At December 31, 2012, Home Federal Bank exceeded each of its capital requirements with ratios of 14.99%, 14.99% and 26.21%, respectively.

Off-Balance Sheet Arrangements

At December 31, 2012, the Company did not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 4.                      CONTROLS AND PROCEDURES

    Evaluation of Disclosures Controls and Procedures.   Under the supervision and with the participation of our management, including our Chief Executive Officer and our President and Chief Operating Officer (together, the co-principal executive officers) and our Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, the President and Chief Operating Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the applicable time periods specified by the Securities and Exchange Commission’s rules and forms.

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

ITEM 1A.                   RISK FACTORS

    Not applicable.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities

   The Company’s repurchases of its common stock made during the quarter ended December 31, 2012 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2012 – October 31, 2012	34,900	$17.62	34,900	238,740
November 1, 2012 – November 30, 2012	156,523	17.67	156,523	82,217
December 1, 2012 – December 31, 2012	48,481	17.46	48,481	33,736
Total	239,904	$17.62	239,904	33,736
______________
Notes to this table:
(a)
On September 14, 2012, the Company announced by press release a repurchase program to repurchase up to 275,000 shares, or approximately 10.0% of the Company’s outstanding shares of common stock. The repurchase program does not have an expiration date.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                      OTHER INFORMATION

Not applicable.

ITEM 6.                      EXHIBITS

The following Exhibits are filed as part of this report:

No.	Description
10.1	Amended and Restated Employment Agreement between Home Federal Bank and James R. Barlow, dated as of
December 27, 2012(1)
10.2	Employment Agreement between Home Federal Bancorp, Inc. of Louisiana and James R. Barlow, dated as of December
27, 2012(1)
10.3	Amended and Restated Employment and Transition Agreement between Home Federal Bank and Daniel R. Herndon, dated as of December 27, 2012(1)
10.4	Amended and Restated Employment and Transition Agreement between Home Federal Bancorp, Inc. of Louisiana and
Daniel R. Herndon, dated as of December 27, 2012(1)
10.5	Employment and Transition Agreement between Home Federal Bancorp, Inc. of Louisiana, Home Federal Bank and
Clyde D. Patterson, dated as of December 27, 2012(1)
10.6	Supplemental Executive Retirement Agreement between Home Federal Bank and Daniel R. Herndon, dated as of
December 27, 2012(1)
10.7	Supplemental Executive Retirement Agreement between Home Federal Bank and Clyde D. Patterson, dated as of
December 27, 2012(1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Executive Officer
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Certification Pursuant to 18 U.S.C Section 1350
_____________________
(1)	Incorporated by reference from the like-numbered exhibits included in the registrant’s Form 8-K filed with the SEC on December 28, 2012 (File No. 001-35019).

The following Exhibits are being furnished as part of this report:

No.	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*
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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: February 12, 2013	By:	/s/Clyde D. Patterson
Clyde D. Patterson
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)