Form 10-Q
period 2013-03-31
Home Federal Bancorp, Inc. of Louisiana
filed 2013-05-10
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2013
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

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
Yes [ ] No [X]

Shares of common stock, par value $.01 per share, outstanding as of May 10, 2013: The registrant had 2,351,950 shares of common stock outstanding.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31, 2013	June 30, 2012
	(Dollars In Thousands)
ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $1,104 and $31,486 for March 31, 2013 and June 30, 2012, Respectively)	$7,024	$34,863
Securities Available-for-Sale	53,313	68,426
Securities Held-to-Maturity	1,920	1,381
Loans Held-for-Sale	4,173	11,157
Loans Receivable, Net of Allowance for Loan Losses of $2,124 and $1,698, Respectively	196,419	168,263
Accrued Interest Receivable	790	826
Premises and Equipment, Net	5,987	4,872
Bank Owned Life Insurance	5,984	5,844
Other Assets	222	551
Deferred Tax Asset	393	--

Total Assets	$276,225	$296,183

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$203,069	$221,436
Advances from Borrowers for Taxes and Insurance	217	256
Advances from Federal Home Loan Bank of Dallas	29,745	23,469
Other Bank Borrowings	500	--
Other Accrued Expenses and Liabilities	380	1,098
Deferred Tax Liability	--	36
Total Liabilities	233,911	246,295

STOCKHOLDERS’ EQUITY
Preferred Stock – 10,000,000 Shares of $.01 Par Value Authorized; None Issued and Outstanding	--	--
Common Stock – 40,000,000 Shares of $.01 Par Value Authorized; 3,062,386 Shares Issued and 2,361,879 Shares Outstanding at March 31, 2013; 2,877,032 Shares Outstanding at June 30, 2012	32	32
Additional Paid-in Capital	32,128	31,199
Treasury Stock, at Cost – 700,507 shares at March 31, 2013; 185,354 at June 30, 2012	(12,950)	(2,706)
Unearned ESOP Stock	(1,705)	(1,792)
Unearned RRP Trust Stock	(863)	(1,114)
Retained Earnings	24,900	22,897
Accumulated Other Comprehensive Income	772	1,372

Total Stockholders’ Equity	42,314	49,888

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$276,225	$296,183

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, Including Fees	$2,880	$2,624	$8,564	$7,394
Investment Securities	5	8	20	88
Mortgage-Backed Securities	383	635	1,314	1,877
Other Interest-Earning Assets	2	3	10	11
Total Interest Income	3,270	3,270	9,908	9,370

INTEREST EXPENSE
Deposits	543	609	1,693	1,859
Other Bank Borrowings	1	--	4	--
Federal Home Loan Bank Borrowings	76	137	263	474
Total Interest Expense	620	746	1,960	2,333
Net Interest Income	2,650	2,524	7,948	7,037

PROVISION FOR LOAN LOSSES	214	216	441	490
Net Interest Income after Provision for Loan Losses	2,436	2,308	7,507	6,547

NON-INTEREST INCOME
Gain on Sale of Loans	655	674	1,992	1,764
Gain on Sale of Investments	--	--	215	254
Income on Bank Owned Life Insurance	44	50	141	158
Other Income	71	102	273	295
Total Non-Interest Income	770	826	2,621	2,471

NON-INTEREST EXPENSE
Compensation and Benefits	1,403	1,432	4,068	3,758
Occupancy and Equipment	148	190	540	559
Data Processing	126	80	313	246
Audit and Examination Fees	52	103	158	218
Franchise and Bank Shares Tax	84	87	224	230
Advertising	61	70	181	207
Legal Fees	151	113	398	316
Loan and Collection	25	60	87	117
Deposit Insurance Premium	32	30	95	83
Other Expense	125	123	338	360
Total Non-Interest Expense	2,207	2,288	6,402	6,094
Income Before Income Taxes	999	846	3,726	2,924

PROVISION FOR INCOME TAX EXPENSE	323	259	1,231	855
Net Income	$676	$587	$2,495	$2,069
EARNINGS PER COMMON SHARE:
Basic	$0.31	$0.21	$1.04	$0.73
Diluted	$0.30	$0.21	$1.01	$0.73
DIVIDENDS DECLARED	$0.06	$0.06	$0.18	$0.18

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012
	(In Thousands)

Net Income	$676	$587	$2,495	$2,069

Other Comprehensive Income (Loss), Net of Tax
Unrealized Holding Gain (Loss) on Securities Available-for-Sale, Net of Tax of $121 and $240 in 2013, respectively, and $39 and $19 in 2012, respectively	(234)	(76)	(466)	(37)

Reclassification Adjustment for Gain Included in Net Income, Net of Tax of $7 and $69 in 2013, respectively, and $8 and $105 in 2012, respectively	(14)	(15)	(134)	(204)

Net Other Comprehensive Income (Loss)	(248)	(91)	(600)	(241)

Total Comprehensive Income	$428	$496	$1,895	$1,828

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
				(In Thousands)
BALANCE – June 30, 2011	$32	$30,880	$(1,907)	$(29)	$20,781	$--	$1,426	$51,183

Net Income	--	--	--	--	2,069	--	--	2,069

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	--	(241)	(241)

RRP Shares Earned	--	--	--	8	--	--	--	8

Acquisition of Common Stock for RRP Trust	--	--	--	(1,093)	--	--	--	(1,093)

Stock Options Vested	--	34	--	--	--	--	--	34

Common Stock Issuance for Stock Option Exercises	--	168	--	--	--	--	--	168

ESOP Compensation Earned	--	31	86	--	--	--	--	117

Acquisition of Treasury Stock	--	--	--	--	--	(1,302)	--	(1,302)

Dividends Declared	--	--	--	--	(549)	--	--	(549)

BALANCE – March 31, 2012	$32	$31,113	$(1,821)	$(1,114)	$22,301	$(1,302)	$1,185	$50,394

BALANCE – June 30, 2012	32	31,199	(1,792)	(1,114)	22,897	(2,706)	1,372	49,888

Net Income	--	--	--	--	2,495	--	--	2,495

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	--	(600)	(600)

RRP Shares Earned	--	--	--	251	--	--	--	251

Stock Options Vested	--	125	--	--	--	--	--	125

Common Stock Issuance for Stock Option Exercises	--	742	--	--	--	--	--	742

ESOP Compensation Earned	--	62	87	--	--	--	--	149

Acquisition of Treasury Stock	--	--	--	--	--	(10,244)	--	(10,244)

Dividends Declared	--	--	--	--	(492)	--	--	(492)

BALANCE – March 31, 2013	$32	$32,128	$(1,705)	$(863)	$24,900	$(12,950)	$772	$42,314

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2013	2012
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,495	$2,069
Adjustments to Reconcile Net Income to Net
Cash Provided by (Used in) Operating Activities
Net Amortization and Accretion on Securities	13	(64)
Gain on Sale of Securities	(215)	(254)
Gain on Sale of Loans	(1,991)	(1,764)
Amortization of Deferred Loan Fees	(197)	(376)
Depreciation of Premises and Equipment	156	163
ESOP Expense	149	117
Stock Option Expense	125	33
Recognition and Retention Plan Expense	157	38
Deferred Income Tax	(120)	(208)
Provision for Loan Losses	441	490
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(84,719)	(93,266)
Loans Held-for-Sale – Sale and Principal Repayments	93,693	89,284
Accrued Interest Receivable	37	2
Other Operating Assets	329	6
Other Operating Liabilities	(623)	(152)

Net Cash Provided by (Used in) Operating Activities	9,730	(3,882)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(28,480)	(28,983)
Deferred Loan Fees Collected	81	524
Acquisition of Premises and Equipment	(1,270)	(1,116)
Activity in Available-for-Sale Securities:
Proceeds from Sales of Securities	34,638	39,912
Principal Payments on Mortgage-Backed Securities	11,282	11,122
Purchases of Securities	(31,515)	(48,096)
Activity in Held-to-Maturity Securities:
Redemption Proceeds	107	268
Principal Payments on Mortgage-Backed Securities	--	563
Purchases of Securities	(646)	(318)
Increase in Cash Surrender Value on Bank Owned Life Insurance	(141)	(158)

Net Cash Used in Investing Activities	(15,944)	(26,282)

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	March 31,
	2013	2012
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits	$(18,368)	$31,836
Proceeds from Federal Home Loan Bank Advances	162,400	35,000
Repayments of Advances from Federal Home Loan Bank	(156,123)	(32,592)
Net Decrease in Mortgage-Escrow Funds	(40)	(38)
Dividends Paid	(492)	(549)
Acquisition of Treasury Stock	(10,085)	(1,199)
Proceeds from Stock Options Exercised	583	66
Acquisition of RRP Trust Stock	--	(1,093)
Proceeds from other Bank Borrowings	1,500	--
Repayment or other Bank Borrowings	(1,000)	--

Net Cash (Used In) Provided by Financing Activities	(21,625)	31,431

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(27,839)	1,267

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	34,863	9,599

CASH AND CASH EQUIVALENTS - END OF PERIOD	$7,024	$10,866

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$1,979	$2,359
Income Taxes Paid	1,353	1,048
Market Value Adjustment for Gain on Securities Available-for-Sale	(909)	(365)
Acquisition of Treasury Stock with Stock Issuance	159	103

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (“Home Federal Bank” or the “Bank”).  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the nine month period ended March 31, 2013, is not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2013.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2013.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank’s customers by four full-service banking offices and one agency office, located in Caddo and Bossier Parishes, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of March 31, 2013, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which is currently inactive.

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

2.           Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$425	$20	$--	$445
FNMA Mortgage-Backed Certificates	13,441	1,144	--	14,585
GNMA Mortgage-Backed Certificates	38,277	159	(153)	38,283

Total Debt Securities	52,143	1,323	(153)	53,313

Total Securities Available-for-Sale	$52,143	$1,323	$(153)	$53,313

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
16,699 Shares – Federal Home Loan Bank	1,670	--	--	1,670
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	1,920	--	--	1,920

Total Securities Held-to-Maturity	$1,920	$--	$--	$1,920

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.           Securities (continued)

	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$635	$33	$--	$668
FNMA Mortgage-Backed Certificates	21,099	1,875	--	22,974
GNMA Mortgage-Backed Certificates	43,322	160	--	43,482

Total Debt Securities	65,056	2,068	--	67,124

Equity Securities
176,612 Shares, AMF ARM Fund	1,291	11	--	1,302

Total Securities Available-for-Sale	$66,347	$2,079	$--	$68,426

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
11,307 Shares – Federal Home Loan Bank	1,131	--	--	1,131
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	1,381	--	--	1,381

Total Securities Held-to-Maturity	$1,381	$--	$--	$1,381

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2013, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Within One Year or Less	$--	$--	$--	$--
One through Five Years	297	305	--	--
After Five through Ten Years	335	350	--	--
Over Ten Years	51,511	52,658	--	--

Total	$52,143	$53,313	$--	$--

For the nine months ended March 31, 2013, proceeds from the sale of securities available-for-sale amounted to $34.6 million. Gross realized gains amounted to $215,000 for the nine months ended March 31, 2013.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.           Securities (continued)

The following table shows information pertaining to gross unrealized losses on securities available-for-sale at March 31, 2013 aggregated by investment category and length of time that individual securities have been in a continuous loss position.  There were no unrealized losses on securities at June 30, 2012, and there were no unrealized losses on securities held-to-maturity at March 31, 2013.

March 31, 2013
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Available-for-Sale:

Debt Securities
Mortgage-Backed Securities	$153	$30,035	$--	$--
Marketable Equity Securities	--	--	--	--

Total Securities Available-for-Sale	$153	$30,035	$--	$--

The Company’s investment in equity securities consists primarily of FHLB stock, and shares of First National Bankers Bankshares, Inc. (“FNBB”).  Management monitors its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

At March 31, 2013, securities with a carrying value of $8.9 million were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $95.4 million were pledged to secure FHLB advances.

3.           Loans Receivable

Loans receivable are summarized as follows:

	March 31, 2013	June 30, 2012
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$67,352	$59,410
Commercial	51,450	39,230
Multi-Family Residential	19,976	12,919
Land	15,899	12,317
Construction	15,298	22,660
Equity and Second Mortgage	2,349	2,520
Equity Lines of Credit	10,479	8,461
Total Mortgage Loans	182,803	157,517

Commercial Loans	15,600	12,369
Consumer Loans
Loans on Savings Accounts	270	227
Automobile and Other Consumer Loans	134	228
Total Consumer and Other Loans	404	455
Total Loans	198,807	170,341

Less: Allowance for Loan Losses	(2,124)	(1,698)
Unamortized Loan Fees	(264)	(380)
Net Loans Receivable	$196,419	$168,263

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Loans Receivable (continued)

Following is a summary of changes in the allowance for loan losses:

	Nine Months Ended March 31,
	2013	2012
	(In Thousands)

Balance - Beginning of Period	$1,698	$842
Provision for Loan Losses	441	490
Loan Charge-Offs	(15)	--

Balance - End of Period	$2,124	$1,332

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present the grading of loans, segregated by class of loans, as of March 31, 2013 and June 30, 2012:

March 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total
		(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$66,585	$433	$334	$--	$67,352
Commercial	50,478	--	972	--	51,450
Multi-Family Residential	19,976	--	--	--	19,976
Land	15,899	--	--	--	15,899
Construction	15,298	--	--	--	15,298
Equity and Second Mortgage	2,349	--	--	--	2,349
Equity Lines of Credit	10,363	89	--	27	10,479
Commercial Loans	11,896	--	3,704	--	15,600
Consumer Loans	404	--	--	--	404
Total	$193,248	$522	$5,010	$27	$198,807

June 30, 2012	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$58,531	$517	$362	$--	$59,410
Commercial	39,230	--	--	--	39,230
Multi-Family Residential	12,919	--	--	--	12,919
Land	12,317	--	--	--	12,317
Construction	22,660	--	--	--	22,660
Equity and Second Mortgage	2,520	--	--	--	2,520
Equity Lines of Credit	8,345	27	89	--	8,461
Commercial Loans	12,369	--	--	--	12,369
Consumer Loans	455	--	--	--	455
Total	$169,346	$544	$451	$--	$170,341

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

The following tables present an aging analysis of past due loans, segregated by class of loans, as of March 31, 2013 and June 30, 2012:

							Recorded
						Total	Investment>
	30-59 Days	60-89 Days	Greater Than	Total		Loans	90 Days and
March 31, 2013	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
				(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,106	$1,174	$741	$3,021	$64,331	$67,352	$407
Commercial	--	--	--	--	51,450	51,450	--
Multi-Family Residential	--	--	--	--	19,976	19,976	--
Land	--	--	--	--	15,899	15,899	--
Construction	--	--	--	--	15,298	15,298	--
Equity and Second Mortgage	--	--	--	--	2,349	2,349	--
Equity Lines of Credit	--	--	--	--	10,479	10,479	--
Commercial Loans	--	--	--	--	15,600	15,600	--
Consumer Loans	--	--	--	--	404	404	--
Total	$1,106	$1,174	$741	$3,021	$195,786	$198,807	$407

June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,039	$1,024	$14	$3,077	$56,333	$59,410	$--
Commercial	--	--	--	--	39,230	39,230	--
Multi-Family Residential	--	--	--	--	12,919	12,919	--
Land	--	--	--	--	12,317	12,317	--
Construction	--	--	--	--	22,660	22,660	--
Equity and Second Mortgage	--	--	--	--	2,520	2,520	--
Equity Lines of Credit	--	--	--	--	8,461	8,461	--
Commercial Loans	--	--	--	--	12,369	12,369	--
Consumer Loans	--	--	--	--	455	455	--
Total	$2,039	$1,024	$14	$3,077	$167,264	$170,341	$--

Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings and designated as impaired.  There were no troubled debt restructurings as of March 31, 2013 or June 30, 2012.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the nine months ended March 31, 2013 and the year ended June 30, 2012, was as follows:

	Real Estate Loans
						Home
						Equity
						Loans
	1-4 Family		Multi-			and Lines	Commercial	Consumer
March 31, 2013	Residential	Commercial	Family	Land	Construction	of Credit	Loans	Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$306	$185	$205	$270	$311	$110	$281	$30	$1,698
Charge-Offs	--	--	--	--	--	(15)	--	--	(15)
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	610	149	(110)	(138)	(150)	(10)	114	(24)	441
Ending Balances	$916	$334	$95	$132	$161	$85	$395	$6	$2,124

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	916	334	95	132	161	85	395	6	2,124

Loans Receivable:
Ending Balances - Total	$67,352	$51,450	$19,976	$15,899	$15,298	$12,828	$15,600	$404	$198,807
Ending Balances:
Evaluated for Impairment:
Individually	768	972	--	--	--	116	3,704	--	5,560
Collectively	$66,584	$50,478	$19,976	$15,899	$15,298	$12,712	$11,896	$404	$193,247

	Real Estate Loans
						Home
						Equity
						Loans
	1-4 Family		Multi-			and Lines	Commercial	Consumer
June 30, 2012	Residential	Commercial	Family	Land	Construction	of Credit	Loans	Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$110	$125	$140	$150	$130	$--	$175	$12	$842
Charge-Offs	--	--	--	--	--	--	--	--	--
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	196	60	65	120	181	110	106	18	856
Ending Balances	$306	$185	$205	$270	$311	$110	$281	$30	$1,698

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	306	185	205	270	311	110	281	30	1,698

Loans Receivable:
Ending Balances - Total	$59,410	$39,230	$12,919	$12,317	$22,660	$10,981	$12,369	$455	$170,341
Ending Balances:
Evaluated for Impairment:
Individually	14	--	--	--	--	--	--	--	14
Collectively	$59,396	$39,230	$12,919	$12,317	$22,660	$10,981	$12,369	$455	$170,327

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class for the nine months ended March 31, 2012, was as follows:

	Real Estate Loans
						Home
						Equity
						Loans
	1-4 Family		Multi-			and Lines	Commercial	Consumer
March 31, 2012	Residential	Commercial	Family	Land	Construction	of Credit	Loans	Loans	Total
					(In Thousands)
Allowance for loan losses:
Beginning Balances	$110	$125	$140	$150	$130	$--	$175	$12	$842
Charge-Offs	--	--	--	--	--	--	--	--	--
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	200	10	75	(4)	155	--	36	18	490
Ending Balances	$310	$135	$215	$146	$285	$--	$211	$30	$1,332

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	310	135	215	146	285	--	211	30	1,332

Loans Receivable:
Ending Balances - Total	$53,179	$39,194	$16,196	$8,480	$16,563	$9,061	$12,277	$523	$155,473
Ending Balances:
Evaluated for Impairment:
Individually	14	--	--	--	--	--	--	--	14
Collectively	$53,165	$39,194	$16,196	$8,480	$16,563	$9,061	$12,277	$523	$155,459

The following tables present loans individually evaluated for impairment, segregated by class of loans, as of March 31, 2013 and June 30, 2012:

March 31, 2013	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$768	$768	$--	$768	$--	$768
Commercial	972	972	--	972	--	983
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	116	116	--	116	--	116
Commercial Loans	3,704	3,704	--	3,704	--	3,940
Consumer Loans	--	--	--	--	--	--

Total	$5,560	$5,560	$--	$5,560	$--	$5,807

June 30, 2012	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$14	$14	$--	$14	$--	$14
Commercial	--	--	--	--	--	--
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	--	--	--	--	--	--
Consumer Loans	--	--	--	--	--	--
Total	$14	$14	$--	$14	$--	$14

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Loans Receivable (continued)

Credit Quality Indicators (continued)

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status. Loans totaling $362,000 and $14,000 were in non-accrual status at March 31, 2013 and June 30, 2012, respectively.

For the nine months ended March 31, 2013 and 2012, approximately $2,000 and $300, respectively, of interest income was recognized on non-accrual loans. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the nine months ended March 31, 2013 and 2012, was $13,000 and $1,000, respectively.

4.           Deposits

Deposits at March 31, 2013 and June 30, 2012 consist of the following classifications:

	March 31, 2013	June 30, 2012
	(In Thousands)
Non-Interest Bearing	$23,421	$20,575
NOW Accounts	21,976	16,887
Money Markets	37,814	68,446
Passbook Savings	9,182	6,893
	92,393	112,801

Certificates of Deposit	110,676	108,635

Total Deposits	$203,069	$221,436

5.           Earnings Per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three and nine months ended March 31, 2013 and 2012 were calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(In Thousands, Except Per Share Data)

Net income	$676	$587	$2,495	$2,069

Weighted average shares outstanding - basic	2,180	2,793	2,400	2,839
Effect of dilutive common stock equivalents	67	27	68	12
Adjusted weighted average shares outstanding - diluted	2,247	2,820	2,468	2,851

Basic earnings per share	$0.31	$0.21	$1.04	$0.73
Diluted earnings per share	$0.30	$0.21	$1.01	$0.73

For the three months ended March 31, 2013 and 2012, there were outstanding options to purchase 275,162 and 262,339 shares, respectively, at a weighted average exercise price of $13.25 per share and for the nine months ended March 31, 2013 and 2012, there were outstanding options to purchase 294,533 and 190,368 shares, respectively, at a weighted average exercise price of $13.20 per share. For the quarter and nine months ended March 31, 2013, 67,000 and 68,000 options, respectively, were included in the computation of diluted earnings per share.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.           Earnings Per Share (continued)

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(In Thousands)
Average common shares issued	3,062	3,055	3,062	3,051
Average unearned ESOP shares	(171)	(184)	(174)	(186)
Average unearned RRP shares	(69)	(52)	(75)	(17)
Average treasury shares	(642)	(26)	(413)	(9)

Weighted average shares outstanding	2,180	2,793	2,400	2,839

6.           Stock-Based Compensation

Recognition and Retention Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement (the “2005 Recognition Plan”) as an incentive to retain personnel of experience and ability in key positions.  The aggregate number of shares of the Company’s common stock subject to award under the 2005 Recognition Plan totaled 63,547 shares (as adjusted for the exchange ratio of 0.9110 on December 22, 2010).  As the shares were acquired for the 2005 Recognition Plan, the purchase price of these shares was recorded as a contra equity account.  As the shares are distributed, the contra equity account is reduced.  During the nine months ended March 31, 2013, 561 shares vested and were released from the 2005 Recognition Plan Trust and 1,686 shares remained in the 2005 Recognition Plan Trust at March 31, 2013.

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement (the “2011 Recognition Plan”, together with the 2005 Recognition  Plan, the  “Recognition  Plan”) as  an  incentive  to  retain  personnel  of  experience and ability in key positions.  The aggregate number of shares of the Company’s common stock available for award under the 2011 Recognition Plan totaled 77,808 shares.  During the nine months ended March 31, 2013, 13,842 shares vested and were released from the 2011 Recognition Plan Trust and 63,966 shares remained in the 2011 Recognition Plan Trust at March 31, 2013.

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

The Recognition Plan cost is recognized over the five year vesting period. During the nine months ended March 31, 2013, the Company recognized $157,000 in expense related to the Recognition Plans.

Stock Option Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the “2005 Option Plan”) for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2005 Option Plan totaled 158,868 (as adjusted).  Both incentive stock options and non-qualified stock options may be granted under the 2005 Option Plan.  As of March 31, 2013, 71,709 options were outstanding under the 2005 Option Plan and 2,133 were available for future grant.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.           Stock-Based Compensation (continued)

Stock Option Plan (continued)

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan (the “2011 Option Plan”, together with the 2005 Option Plan, the “Option Plans”) for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2011 Option Plan totaled 194,522.  Both incentive stock options and non-qualified stock options may be granted under the 2011 Option Plan.  As of March 31, 2013, 169,235 options had been granted under the 2011 Option Plan of which 1,556 options had been exercised and 25,287 were available for future grant.

Under the Option Plans, the exercise price of each option cannot be less than the fair market value of the underlying common stock as of the date of the option grant and the maximum term is ten years. Incentive stock options and non-qualified stock options granted under the Option Plans become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted.  No vesting shall occur after an employee’s employment or service as a director is terminated.  In the event of the death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable.  The Company accounts for the Option Plans under the guidance of FASB ASC Topic 718, Compensation – Stock Compensation.

7.           Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amounts of $2.2 million and $1.9 million at March 31, 2013 and June 30, 2012, respectively.

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

The carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	March 31, 2013		June 30, 2012
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$7,024	$7,024	$34,863	$34,863
Securities Available-for-Sale	53,313	53,313	68,426	68,426
Securities to be Held-to-Maturity	1,920	1,920	1,381	1,381
Loans Held-for-Sale	4,173	4,173	11,157	11,157
Loans Receivable	196,419	198,923	168,263	170,138

Financial Liabilities
Deposits	203,069	206,228	221,436	225,651
Advances from FHLB	29,475	30,301	23,469	24,097

Off-Balance Sheet Items
Mortgage Loan Commitments	309	309	237	237

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Fair Value Disclosures (continued)

Fair values of assets and liabilities measured on a recurring basis at March 31, 2013 and June 30, 2012 are as follows:

	Fair Value Measurements Using:
March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC Mortgage-Backed Certificates	$--	$445	$445
FNMA Mortgage-Backed Certificates	--	14,585	14,585
GNMA Mortgage-Backed Certificates	--	38,283	38,283

Total	$--	$53,313	$53,313

	Fair Value Measurements Using:
June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC Mortgage-Backed Certificates	$--	$668	$668
FBNA Mortgage-Backed Certificates	--	22,974	22,974
GNMA Mortgage-Backed Certificates	--	43,482	43,482
Equity Securities
ARM Fund	1,302	--	1,302

Total	$1,302	$67,124	$68,426

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company’s results of operations are primarily dependent on the results of the Bank, which became a wholly owned subsidiary upon completion of the second-step conversion and reorganization of the Bank on December 22, 2010. The Bank’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings.  Results of operations are also affected by provisions for loan losses and loan sale activities.  Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing and other expense.  Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.  Future changes in applicable law, regulations or government policies may materially impact our financial conditions and results of operations.

Home Federal Bank operates from its main office in Shreveport, Louisiana and three full service branch offices and an agency office located in Shreveport and Bossier City, Louisiana.  The Company’s primary market area is the Shreveport-Bossier City metropolitan area.  The Company offers security brokerage and advisory services through a third party provider at its agency office, which also serves as the office for the commercial lending division and as a loan production office.  During the quarter ended March 31, 2013, the Bank determined to relocate its agency office from leased property to a building at 222 Florida Street, Shreveport, Louisiana that had been held for sale.  The agency office relocation is expected to be completed in July 2013.

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

Discussion of Financial Condition Changes from June 30, 2012 to March 31, 2013

At March 31, 2013, total assets amounted to $276.2 million compared to $296.2 million at June 30, 2012, a decrease of approximately $20.0 million, or 6.7%. The decrease in assets was comprised primarily of decreases  in cash and cash equivalents of $27.8 million, from $34.9 million at June 30, 2012 to $7.0 million at March 31, 2013, investment securities of $14.6 million, or 20.9%, from $69.8 million at June 30, 2012, to $55.2 million at March 31, 2013, and loans held-for-sale of $7.0 million, or 62.6%, from $11.2 million at June 30, 2012 to $4.2 million at March 31, 2013, partially offset by an increase in net loans receivable of $28.2 million, or 16.7%, from $168.3 million at June 30, 2012 to $196.4 million at March 31, 2013. The $27.8 million decrease in cash and cash equivalents was due to a non-recurring deposit in the fourth quarter of the fiscal year ended June 30, 2012, which had a balance of $31.7 million at June 30, 2012. This deposit was short-term in nature and was fully withdrawn during the quarter ended September 30, 2012. The increase in net loans receivable at March 31, 2013 compared to June 30, 2012, was attributable primarily to increases in commercial real estate loans of $12.2 million, one- to-four family residential of $7.9 million, multi-family residential loans of $7.1 million, land loans of $3.6 million and

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2012 to March 31, 2013 (continued)

commercial business loans of $3.2 million, partially offset by a decrease of $7.4 million in construction loans. The $14.6 million decrease in investment securities was due to normal principal repayments during the nine months ended March 31, 2013. The decrease in loans held-for-sale primarily reflects a decrease at March 31, 2013 in receivables from financial institutions purchasing the Company’s loans held-for-sale.

At March 31, 2013, the Company had $768,000 of non-performing assets compared to $14,000 at June 30, 2012. Our non-performing assets at March 31, 2013 consisted of three one- to four-family residential loans purchased from a local mortgage originator secured by property in our market area that are 90 days or more past due and accruing interest, a one- to four-family residential loan we originated that was 90 days or more past due and on non-accrual status and a line of credit totaling $27,000 that was on non-accrual status. Following the expansion of the Company’s mortgage lending operations, the Company has not purchased mortgage loans since fiscal 2008. Non-performing assets at June 30, 2012 consisted of a $14,000 one- to four-family residential mortgage loan on non-accrual status.

The Company’s total liabilities amounted to $233.9 million at March 31, 2013, a decrease of approximately $12.4 million, or 5.0%, compared to total liabilities of $246.3 million at June 30, 2012.  The primary reason for the decrease in liabilities was due to a decrease in deposits of $18.4 million, or 8.3%, from $221.4 million at June 30, 2012 to $203.1 million at March 31, 2013, partially offset by an increase in advances from the Federal Home Loan Bank of $6.3 million, or 26.7%, to $29.7 million at March 31, 2013 from $23.5 million at June 30, 2012. The decrease in deposits was primarily due to the withdrawal during the quarter ended September 30, 2012 of the non-recurring deposit discussed above which had a balance of approximately $31.7 million at June 30, 2012. Certificates of Deposit increased $2.0 million, or 1.9%, from $108.6 million at June 30, 2012 to $110.7 million at March 31, 2013. Interest bearing NOW accounts increased $5.1 million, or 30.1%, from $16.9 million at June 30, 2012 to $22.0 million at March 31, 2013. Non-interest bearing accounts increased $2.8 million, or 13.8%, and passbook savings accounts increased $2.3 million, or 33.2%, at March 31, 2013 compared to June 30, 2012. The Company utilizes brokered certificates of deposit as a component of its strategy for lowering Home Federal Bank’s overall cost of funds. The brokered certificates of deposit, all of which have maturity dates greater than twelve months, are callable by Home Federal Bank after twelve months pursuant to early redemption provisions.  At March 31, 2013 and June 30, 2012, the Company had $12.7 million and $10.4 million, respectively, in brokered deposits.

Stockholders’ equity decreased $7.6 million, or 15.2%, to $42.3 million at March 31, 2013 compared to $49.9 million at June 30, 2012.  The primary reasons for the decrease in stockholders’ equity from June 30, 2012, were the acquisition of treasury stock of $10.2 million, dividends paid of $492,000, and a decrease in the Company’s accumulated other comprehensive income of $600,000. These decreases in stockholders’ equity were partially offset by net income of $2.5 million for the nine months ended March 31, 2013, proceeds from the issuance of common stock from the exercise of stock options of $742,000 and the vesting of restricted stock awards, stock options and release of Employee Stock Ownership Plan shares totaling $525,000. The Company’s book value per share increased from $17.34 at June 30, 2012 to $17.92 at March 31, 2013 based on shares outstanding of 2,877,032 and 2,361,879, respectively.

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency (“OCC”).  At March 31, 2013, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2013 and 2012

General

Net income amounted to $676,000 for the three months ended March 31, 2013 compared to $587,000 for the same period in 2012, an increase of $89,000 or 15.2%.  The increase was primarily due to a $126,000 or 5.0%, increase in net interest income, an $81,000, or 3.5%, decrease in non-interest expense and a $2,000, or 0.9%, decrease in the provision for loan losses, partially offset by a decrease of $56,000, or 6.8%, in non-interest income and a $64,000, or 24.7%, increase in income tax expense for the 2013 period compared to the same  period  in  2012.   The  increase in

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2013 and 2012 (continued)

net interest income for the three months ended March 31, 2013 was primarily due to a decrease in the Company’s cost of funds for the three months ended March 31, 2013, compared to the prior year period.  The decrease in non-interest expense was primarily due to decreases in compensation and benefit expense, audit and examination fees, occupancy and equipment expense and loan collection expense, partially offset by increases in data processing and legal fees.

Net income amounted to $2.5 million for the nine months ended March 31, 2013 compared to net income of $2.1 million for the same period in 2012, an increase of $426,000, or 20.6%.  The increase was primarily due to a $911,000, or 12.9%, increase in net interest income, a $150,000, or 6.1%, increase in non-interest income, and a $49,000, or 10.0%, decrease in the provision for loan losses for the 2013 period compared to the same period for 2012. These changes were partially offset by an increase of $308,000, or 5.1%, in non-interest expense and a $376,000, or 44.0%, increase in income tax expense. The increase in net interest income for the nine months ended March 31, 2013 was primarily due to an increase in interest income and fees from higher loan originations combined with a decrease in the Company’s cost of funds for the nine months ended March 31, 2013, compared to the prior year period.  The increase in non-interest expense was primarily due to an increase in compensation and benefits expense of $310,000, or 8.2%, and other expenses associated with the Company’s growth.

Net Interest Income

Net interest income for the three months ended March 31, 2013 was $2.6 million, an increase of $126,000, or 5.0%, in comparison to $2.5 million for the three months ended March 31, 2012.  This increase was primarily due to a decrease of $126,000 or 16.9%, in the Company’s cost of funds.  Total interest income was constant at $3.3 million for both three month periods. The cost of funds from Federal Home Loan Bank borrowings decreased $61,000, or 44.5% during the period while interest paid on deposits also decreased $66,000, or 10.8% during the same period.

Net interest income for the nine months ended March 31, 2013 was $7.9 million, an increase of $911,000, or 12.9%, in comparison to $7.0 million for the nine months ended March 31, 2012.  This increase was primarily due to an increase of $538,000 in total interest income and a decrease of $373,000 in the Company’s cost of funds.  The increase in total interest income was primarily due to an increase in interest income generated from loans of $1.2 million, or 15.8%, partially offset by a decrease in interest income from investment securities of $68,000, or 77.3%, and a decrease in interest income from mortgage-backed securities of $563,000 or 30.0%.  The cost of funds from Federal Home Loan Bank borrowings decreased $211,000, or 44.5% during the period while interest paid on deposits also decreased $166,000, or 8.9%, during the same period.

The Company’s average interest rate spread was 3.80% for both the three and nine months ended March 31, 2013, compared to 3.75% and 3.57% for the three and nine months ended March 31, 2012, respectively.  The Company’s net interest margin was 4.03% and 4.08% for the three and nine months ended March 31, 2013, respectively, compared to 4.11% and 3.97% for the three and nine months ended March 31, 2012, respectively.  The increase in net interest margin and average interest rate spread for the three and nine month periods is attributable primarily to a higher volume of interest earning assets at relatively stable rates.  Net interest income also increased primarily due to the increase in volume of average interest-earning assets.  The increases in average interest rate spread and net interest income was also influenced by decreases in the average rates paid on interest bearing liabilities.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market area and other factors related to the collectability of Home Federal Bank’s loan portfolio, a provision for loan losses of $214,000 and $441,000 was made during the three and nine months ended March 31, 2013, respectively, compared to a $216,000 and $490,000 provision made during the three and nine months ended March 31, 2012, respectively. The allowance for loan losses was $2.1 million, or 1.1% of total loans, at March 31,

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2013 and 2012 (continued)

2013 compared to $1.3 million, or 0.8%, of total loans at March 31, 2012.  At March 31, 2013, Home Federal Bank had five non-performing loans in the aggregate amount of $768,000 and no other non-performing assets or troubled-debt restructurings. At March 31, 2012, Home Federal had one non-performing loan in the amount of $14,000. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future.

Non-interest Income

Total non-interest income amounted to $770,000 for the three months ended March 31, 2013, a decrease of $56,000, or 6.8% compared to $826,000 for the same period in 2012.  The decrease was due to decreases of $31,000 in other non-interest income, $19,000 in gain on sale of loans and $6,000 in income on bank owned life insurance compared to the same period in 2012.

Total non-interest income amounted to $2.6 million for the nine months ended March 31, 2013, an increase of $150,000, or 6.1%, compared to $2.5 million for the same period in 2012.  The increase was primarily due to increases of $228,000 in gain on sale of loans held for sale, partially offset by decreases of $39,000 in gain on sale of investments, $22,000 in other non-interest income and $17,000 in income on bank owned life insurance.

Non-interest Expense

Total non-interest expense decreased $81,000, or 3.5%, for the three months ended March 31, 2013 compared to the prior year period.  The decrease in non-interest expense was primarily due to decreases of $51,000 in audit and examination fees, $42,000 in occupancy and equipment expenses, $35,000 in loan and collection expense, $29,000 in compensation and benefits expense and $9,000 in advertising expense. These decreases were partially offset by increases of $46,000 in data processing costs and $38,000 in legal fees.

Total non-interest expense increased $308,000, or 5.1%, for the nine months ended March 31, 2013 compared to the prior year period.  The increase in non-interest expense was primarily due to an increase in compensation and benefits expense of $310,000, or 8.2%, as well as increases of $82,000 in legal expenses, and $67,000 in data processing costs. These increases were partially offset by decreases of $60,000 in audit and examination fees, $30,000 in loan and collection expense, $26,000 in advertising expense, $19,000 in occupancy and equipment expense and $22,000 in other non-interest expense.

The increases in compensation and benefits expense were a result of normal compensation increases including stock options and recognition and retention plan expense and the hiring of additional commercial and residential loan officers.  The aggregate compensation expense recognized by the Company for its Stock Option, ESOP and Recognition and Retention Plans amounted to $147,000 and $431,000 for the three and nine months ended March 31, 2013, compared to $105,000 and $189,000 for the three and nine months ended March 31, 2012, respectively.

The Louisiana bank shares tax is assessed on the Bank’s equity and earnings.  For the three and nine months ended March 31, 2013, the Company recognized franchise and bank shares tax expense of $84,000 and $224,000, respectively, compared to $87,000 and $230,000 for the same periods in 2012.

Income Taxes

Income taxes amounted to $323,000 and $1.2 million for the three and nine months ended March 31, 2013, respectively, resulting in effective tax rates of 32.3% and 33.0%, respectively. Income taxes amounted to $259,000 and $855,000 for the three and nine months ended March 31, 2012, respectively, resulting in effective tax rates of 30.6% and 29.2%, respectively.  The increase in the effective income tax rate for the nine months ended March 31, 2013, compared to the prior year period, is primarily the result of a return to more normalized rates in 2013 following the effect of a combination of a difference in capital gains and losses resulting in a 2.9% reduction, and non-taxable income resulting in a 1.9% reduction, in rate for the nine months ended March 31, 2012.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2013 and 2012 (continued)

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

	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities	$55,851	$388	2.78%	$76,900	$643	3.34%
Loans receivable	201,100	2,880	5.73	164,113	2,624	6.40
Interest-earning deposits	6,352	2	0.12	4,332	3	0.28
Total interest-earning assets	263,303	3,270	4.97	245,345	3,270	5.33
Non-interest-earning assets	15,781			15,440
Total assets	$279,084			$260,785
Interest-bearing liabilities:
Savings accounts	7,948	4	0.22	6,471	15	0.93
NOW accounts	21,776	42	0.77	19,069	17	0.36
Money market accounts	38,533	35	0.37	37,404	50	0.53
Certificate accounts	110,439	462	1.67	101,053	527	2.09
Total deposits	178,696	543	1.22	163,997	609	1.49
FHLB advances	33,567	77	0.91	25,404	137	2.16
Total interest-bearing liabilities	212,263	620	1.17%	189,401	746	1.58%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	23,258			19,133
Other liabilities	879			1,293
Total liabilities	236,400			209,827
Total Stockholders’ Equity(1)	42,684			50,958

Total liabilities and equity	$279,084			$260,785

Net interest-earning assets	$51,040			$55,944

Net interest income; average interest rate spread(2)		$2,650	3.80%		$2,524	3.75%

Net interest margin(3)			4.03%			4.11%

Average interest-earning assets to average interest-bearing liabilities			124.05%			129.54%
 __________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2013 and 2012 (continued)

	Nine Months Ended March 31,
	2013			2012
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities	$60,601	$1,334	2.94%	$78,664	$1,965	3.33%
Loans receivable	193,450	8,564	5.90	150,167	7,394	6.57
Interest-earning deposits	5,917	10	0.22	7,366	11	0.20
Total interest-earning assets	259,968	9,908	5.08	236,197	9,370	5.29
Non-interest-earning assets	15,647			14,237
Total assets	$275,615			$250,434
Interest-bearing liabilities:
Savings accounts	7,140	14	0.26	6,519	44	0.90
NOW accounts	19,719	118	0.80	16,926	74	0.58
Money market accounts	40,363	131	0.43	36,326	167	0.61
Certificate accounts	108,357	1,430	1.76	94,930	1,574	2.21
Total deposits	175,579	1,693	1.29	154,701	1,859	1.60
FHLB advances	28,773	267	1.24	25,962	474	2.43
Total interest-bearing liabilities	204,352	1,960	1.28%	180,663	2,333	1.72%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	23,691			17,397
Other liabilities	1,352			1,577
Total liabilities	229,395			199,637
Total Stockholders’ Equity(1)	46,220			50,797

Total liabilities and equity	$275,615			$250,434

Net interest-earning assets	$55,616			$55,534

Net interest income; average interest rate spread(2)		$7,948	3.80%		$7,037	3.57%

Net interest margin(3)			4.08%			3.97%

Average interest-earning assets to average interest-bearing liabilities			127.22%			130.74%
 __________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  Home Federal Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $1.1 million at March 31, 2013.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2013 and 2012 (continued)

A significant portion of Home Federal Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents.   Home Federal Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At March 31, 2013, Home Federal Bank had $29.7 million in advances from the Federal Home Loan Bank of Dallas and had $107.3 million in additional borrowing capacity.  Additionally, at March 31, 2013, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $17.4 million. There were no amounts purchased under this agreement as of March 31, 2013.

At March 31, 2013, Home Federal Bank had outstanding loan commitments of $30.9 million to originate loans.  At March 31, 2013, certificates of deposit scheduled to mature in less than one year totaled $47.0 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale as needed.

Home Federal Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively.  At March 31, 2013, Home Federal Bank exceeded each of its capital requirements with ratios of 15.04%, 15.04% and 25.90%, respectively.

Off-Balance Sheet Arrangements

At March 31, 2013, the Company did not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules.

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

ITEM 1A.                   RISK FACTORS

Not applicable.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended March 31, 2013 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2013 – January 31, 2013	139,214	$17.73	14,214	139,522
February 1, 2013 – February 28, 2013	66,332	17.74	3,832	135,690
March 1, 2013 – March 31, 2013	1,345	18.25	1,345	134,345
Total	206,891	$17.74	19,391	134,345
______________
Notes to this table:

(a)
On September 14, 2012, the Company announced by press release a repurchase program to repurchase up to 275,000 shares, or approximately 10.0% of the Company’s outstanding shares of common stock. The repurchase program does not have an expiration date.

(b)
On January 24, 2013, the Company announced by press release a repurchase program to repurchase up to 120,000 shares, or approximately 5.0% of the Company’s outstanding shares of common stock. The repurchase program does not have an expiration date.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                      OTHER INFORMATION

Not applicable.

ITEM 6.                      EXHIBITS

The following Exhibits are filed as part of this report:

No.	Description
10.1	Letter Agreement between Home Federal Bank and Adalberto Cantu, Jr., dated as of February 6, 2013*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Executive Officer
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Certification Pursuant to 18 U.S.C Section 1350

The following Exhibits are being furnished as part of this report:

No.	Description
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.**
______________________
*	Denotes a management contract or compensatory plan or arrangement.

**
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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: May 10, 2013	By:	/s/Clyde D. Patterson
Clyde D. Patterson
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)