Form 10-K
period 2013-06-30
Home Federal Bancorp, Inc. of Louisiana
filed 2013-09-24
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to ___________________.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
The aggregate value of the 2,059,689 shares of Common Stock of the Registrant issued and outstanding on December 31, 2012, which excludes an aggregate of 497,140 shares held by all directors and executives officers of the Registrant, the Registrant's Employee Stock Ownership Plan ("ESOP"), the Recognition and Retention Plan Trust (“RRP”) and Employees' Savings and Profit Sharing Plan ("401(k) Plan") as a group was $36.0 million. This figure is based on the closing sales price of $17.49 per share of the Registrant's Common Stock on December 31, 2012, the last business day of the Registrant’s second fiscal quarter. Although directors and executive officers, the ESOP, RRP and 401(k) Plan were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of September 23, 2013: 2,347,334

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14.

Home Federal Bancorp Inc. of Louisiana
Form 10-K
For the Year Ended June 30, 2013

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

Home Federal Bank is a federally chartered stock savings bank originally organized in 1924 as Home Building and Loan Association.  The Bank reorganized into the mutual holding company structure in January 2005 and changed its name to “Home Federal Bank” in 2009 as part of its business strategy to be recognized as a community bank.  Home Federal Bank’s headquarters and main office, three full service branch offices and agency office are located in Shreveport and Bossier City, Louisiana and serve the Shreveport-Bossier City metropolitan area.  Home Federal Bank’s business primarily consists of attracting deposits from the general public and using those funds to originate loans.  At our agency office, we offer security brokerage and advisory services through a third party provider.

As of June 30, 2013, Home Federal Bancorp’s only business activities are to hold all of the outstanding common stock of Home Federal Bank. Home Federal Bancorp is authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies, which may include the issuance of additional shares of common stock to raise capital or to support mergers or acquisitions and borrowing funds for reinvestment in Home Federal Bank.

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

Shreveport and Bossier City are located in northern Louisiana on Interstate 20, approximately fifteen miles from the Texas state border and 185 miles east of Dallas, Texas.  Our primary market area has a diversified economy with employment in services, government and wholesale/retail trade constituting the basis of the local economy, with service jobs being the largest component.  The majority of the services are health care related as Shreveport has become a regional hub for health care.  The casino gaming industry also supports a significant number of the service jobs.  The energy sector has a prominent role in the regional economy, resulting from oil and gas exploration and drilling.

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

Lending Activities

General.  At June 30, 2013, our net loan portfolio amounted to $206.1 million, representing approximately 74.4% of total assets at that date. Historically, our principal lending activity was the origination of one- to four-family residential loans. At June 30, 2013, one- to four-family residential loans amounted to $73.2 million, or 35.1% of the total loan portfolio. Commercial real estate loans amounted to $51.2 million, or 24.5% of the total loan portfolio at June 30, 2013.

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

A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. In addition, upon application the Office of the Comptroller of the Currency permits a savings institution to lend up to an additional 15% of unimpaired capital and surplus to one borrower to develop domestic residential housing units. At June 30, 2013, our regulatory limit on loans-to-one borrower was $6.3 million and the five largest loans or groups of loans-to-one borrower, including related entities, aggregated $6.2 million, $5.9 million, $4.8 million, $4.8 million and $4.7 million. Each of our five largest loans or groups of loans was originated with strong guarantor support to known borrowers in our market area and performing in accordance with its terms at June 30, 2013.

Loans to or guaranteed by general obligations of a state or political subdivision are not subject to the foregoing lending limits.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	June 30,
	2013		2012		2011		2010		2009
		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential(1)	$73,243	35.11%	$59,410	34.88%	$45,567	36.02%	$36,257	38.65%	$22,106	46.50%
Commercial – real estate secured:
Owner occupied	25,523	12.24	27,112	15.91	22,962	18.15	14,550	15.51	8,193	17.24
Non-owner occupied	25,646	12.30	12,127	7.12	9,801	7.75	872	0.93	--	--
Total commercial-real estate secured	51,169	24.54	39,239	23.03	32,763	25.90	15,422	16.44	8,193	17.24
Multi-family residential	19,587	9.39	12,919	7.58	8,360	6.61	9,079	9.68	4,884	10.27
Land	15,589	7.47	12,317	7.23	11,254	8.90	8,442	9.00	2,348	4.94
Construction	16,937	8.12	22,660	13.30	10,325	8.16	7,793	8.31	338	0.71
Home equity loans and second mortgage loans	2,305	1.11	2,520	1.48	1,519	1.20	2,963	3.16	4,914	10.34
Equity lines of credit	12,592	6.04	8,461	4.97	5,974	4.73	4,069	4.33	451	0.95
Total real estate loans	191,422	91.78	157,517	92.47	115,762	91.52	93,479	99.65	47,138	99.16
Commercial business	16,776	8.04	12,369	7.26	10,237	8.09	9,454	10.08	3,904	8.21
Consumer non-real estate loans:
Savings accounts	259	0.12	227	0.13	328	0.26	285	0.30	359	0.76
Automobile and other consumer loans	128	0.06	228	0.14	163	0.13	48	0.05	40	0.08
Total non-real estate loans	17,163	0.18	455	0.27	491	0.39	333	0.35	399	0.84
Total loans	208,585	100.00%	170,341	100.00%	126,490	100.00%	93,812	100.00%	47,537	100.00%
Less:
Allowance for loan losses	(2,240)		(1,698)		(842)		(489)		(466)
Deferred loan fees	(266)		(380)		(277)		(267)		(123)
Net loans receivable(1)	$206,079		$168,263		$125,371		$93,056		$46,948

        ________________
(1)    Does not include loans held-for-sale amounting to $3.5 million, $11.2 million, $6.7 million, $13.4 million and $1.3 million at June 30, 2013, 2012, 2011, 2010 and 2009, respectively.

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

      Our loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the value of the property that will secure the loan. All residential loans originated for sale to FNMA or other investor banks that receive an Approve-Eligible recommendation on the automated underwriting feedback certificate that is applicable for each loan type must be approved by a Bank mortgage underwriter. Loans that do not receive an Approve-Eligible recommendation must be approved by a Bank mortgage underwriter and the Senior Vice President of Mortgage. In addition, all loans originated to be held on the Bank’s portfolio must be approved by a Bank mortgage underwriter and the Senior Vice President of Mortgage for loans up to $500,000, and for loans up to $1.0 million by the senior credit officer. Commercial real estate secured loans and lines of credit and commercial business loans up to $1.0 million must be approved by the Senior Credit Officer or the President/Chief Executive Officer or the Chairman of the Board, up to $2.0 million by two of the following three officers, Senior Credit Officer, President/Chief Executive Officer, Chairman of the Board, and in excess of $2.0 million by the Executive Committee. In accordance with past practice, all loans are ratified by our board of directors.

Historically, we purchased loans from a mortgage originator secured by single-family housing primarily located in predominantly rural areas of Texas and to a lesser extent, Tennessee, Arkansas, Alabama, Louisiana and Mississippi. We have not purchased any such mortgage loans since fiscal 2008. The loans were generally secured by rural properties and the seller retained servicing rights. Although the loans were originated with fixed-rates, Home Federal Bank receives an adjustable-rate of interest equal to the Federal Housing Finance Board rate, with rate floors and ceilings of approximately 5.0% and 8.0%, respectively. Under the terms of the loan agreements, the seller must repurchase any loan that becomes more than 90 days delinquent. At June 30, 2013, we had approximately $8.2 million of such loans in our portfolio with an average contractual remaining term of approximately 17.9 years.

In recent periods, we have originated and sold a substantial amount of our fixed-rate conforming mortgages to correspondent banks. For the year ended June 30, 2013, we originated $169.8 million of one- to four-family residential loans and sold $110.4 million of such loans. Our residential loan originations primarily consist of rural development, FHA and VA loans.

The following table shows total loans originated, sold and repaid during the periods indicated.

	Year Ended June 30,
	2013	2012	2011
	(In thousands)
Loan originations:
One- to four-family residential	$169,806	$163,326	$122,981
Commercial — real estate secured (owner and non-owner occupied)	17,018	13,195	20,575
Multi-family residential	7,325	4,751	3,964
Commercial business	9,877	14,145	14,034
Land	6,591	7,596	6,400
Construction	26,410	39,608	15,367
Home equity loans and lines of credit and other consumer	3,827	9,309	10,688
Total loan originations	240,854	251,930	194,009
Loans purchased	--	--	--
Total loan originations and loans purchased	240,854	251,930	194,009
Loans sold	(110,428)	(119,969)	(116,503)
Loan principal repayments	(99,860)	(83,606)	(51,578)
Total loans sold and principal repayments	(210,288)	(203,575)	(168,081)
Increase (decrease) due to other items, net(1)	7,250	(5,463)	6,387
Net increase in loan portfolio	$37,816	$42,892	$32,315
 ___________________
(1)           Other items consist of deferred loan fees, the allowance for loan losses and loans held-for-sale at year end.

Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, we concentrate our lending activity in our primary market area in Caddo and Bossier Parishes, Louisiana and the surrounding area. Subject to our loans-to-one borrower limitation, we are permitted to invest without limitation in residential mortgage loans and up to 400% of our capital in loans secured by non-residential or commercial real estate. We also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, we may invest up to 10% of our total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At June 30, 2013, we were within each of the above lending limits.

During fiscal 2013 and 2012, we sold $110.4 million and $120.0 million of loans, respectively. We recognized gain on sale of loans of $2.7 million during fiscal 2013 and $2.4 million during fiscal 2012. Loans were sold during these periods primarily to other financial institutions. Such loans were sold against forward sales commitments with servicing released and without recourse after a certain period of time, typically 90 days. The loans sold primarily consisted of long-term, fixed rate residential real estate loans. These loans were originated during this period of historically low interest rates and were sold to reduce our interest rate risk. We will continue to sell loans in the future to the extent we believe the interest rate environment is unfavorable and interest rate risk is unacceptable.

    Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of June 30, 2013, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	One to Four Family Residential	Commercial Real Estate Secured	Multi Family Residential	Commercial Business	Land	Construction	Home Equity Loans and Lines of Credit and Other Consumer	Total
	(In thousands)
Amounts due after June 30, 2013 in:
One year or less	$4,787	$9,850	$11,540	$6,666	$10,467	$16,768	$2,112	$62,190
After one year through two years	6,368	5,662	--	4,786	3,040	169	2,552	22,577
After two years through three years	6,586	9,093	385	1,793	116	--	2,899	20,872
After three years through five years	22,870	18,932	735	3,176	1,966	--	7,551	55,230
After five years through ten years	5,373	7,274	2,292	355	--	--	60	15,354
After ten years through fifteen years	6,912	358	2,509	--	--	--	105	9,884
After fifteen years	20,347	--	2,126	--	--	--	5	22,478

Total	$73,243	$51,169	$19,587	$16,776	$15,589	$16,937	$15,284	$208,585

The following table sets forth the dollar amount of all loans at June 30, 2013, before net items, due after June 30, 2014, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed-Rate	Adjustable-Rate	Total
	(In thousands)
One- to four-family residential	$59,332	$9,124	$68,456
Commercial — real estate secured	41,319	--	41,319
Multi-family residential	8,047	--	8,047
Commercial business	10,110	--	10,110
Land	5,122	--	5,122
Construction	169	--	169
Home equity loans and lines of credit and other consumer	13,172	--	13,172

Total	$137,271	$9,124	$146,395

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

One- to Four-Family Residential Real Estate Loans.  At June 30, 2013, $73.2 million, or 35.1%, of the total loan portfolio, before net items, consisted of one- to four-family residential loans.

        The loan-to-value ratios, maturities and other provisions of the loans made by us generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by us. Our current lending policy on one- to four-family residential loans generally limits the maximum loan-to-value ratio to 90% or less of the appraised value of the property although we will lend up to a 100% loan-to-value ratio with private mortgage insurance. These loans are amortized on a monthly basis with principal and interest due each month, with terms not in excess of 30 years and generally include “due-on-sale” clauses.

At June 30, 2013, $63.0 million, or 86.1%, of our one- to four-family residential mortgage loans were fixed-rate loans. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Our fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation, and other investors in the secondary mortgage market. Consistent with our asset/liability management, we have sold a significant portion of our long-term, fixed rate loans.

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

Commercial — Real Estate Secured Loans.  As of June 30, 2013, Home Federal Bank had outstanding $51.2 million of loans secured by commercial real estate, $25.5 million, or 49.9%, of which were owner occupied. It is the current policy of Home Federal Bank to lend in a first lien position on real property occupied as a commercial business property. Home Federal Bank offers fixed and variable rate commercial real estate loans. Home Federal Bank’s commercial real estate loans are limited to a maximum of 85% of the appraised value and have terms up to 15 years, however, the terms are generally no more than 5 years with amortization periods of 20 years or less. It is our policy that commercial real estate secured lines of credit are limited to a maximum of 85% of the appraised value of the property and shall not exceed 3 to 5 year amortizations.

Multi-Family Residential Loans.  At June 30, 2013, we had outstanding approximately $19.6 million of multi-family residential loans. Our multi-family residential loan portfolio includes income producing properties of 50 or more units and low income housing developments. We obtain personal guarantees on all properties other than those of the public housing authority for which they are not permitted.

Commercial Business Loans.  At June 30, 2013, we had outstanding approximately $16.8 million of non-real estate secured commercial loans. The business lending products we offer include lines of credit, inventory financing and equipment loans. Commercial business loans and lines of credit carry more credit risk than other types of commercial loans. We attempt to limit such risk by making loans predominantly to small- and mid-sized businesses located within our market area and having the loans personally guaranteed by the principals involved. We have established underwriting standards in regard to business loans which set forth the criteria for sources of repayment, borrower’s capacity to repay, specific financial and collateral margins and financial enhancements such as guarantees. Generally, the primary source of repayment is cash flow from the business and the financial strength of the borrower.

Land Loans.  As of June 30, 2013, land loans were $15.6 million, or 7.5% of the total loan portfolio, before net items. Land loans include land which has been acquired for the purpose of development and unimproved land. Our loan policy provides for loan-to-value ratios of 50% for unimproved land loans. Land loans are originated with fixed rates and terms up to five years with longer amortizations. Although land loans generally are considered to have greater credit risk than certain other types of loans, we expect to mitigate such risk by requiring personal guarantees and identifying other secondary sources of repayment for the land loan other than the sale of the collateral. It is our practice to only originate a limited amount of loans for speculative development to borrowers with whom our lenders have a prior relationship.

        Construction Loans.  At June 30, 2013, we had outstanding approximately $16.9 million of construction loans which included loans for the construction of residential and commercial property. Our residential construction loans typically have terms of six to 11 months with a takeout letter from Home Federal for the permanent mortgage. Our commercial construction loans include owner occupied commercial properties, pre-sold property and speculative office property. As of June 30, 2013, we held $11.6 million of speculative construction loans, $5.7 million of which related to speculative office condominium projects, which are limited to eight units at any one time.

Home Equity and Second Mortgage Loans.  At June 30, 2013, we held $2.3 million of home equity and second mortgage loans. These loans are secured by the underlying equity in the borrower’s residence. We do not require that we hold the first mortgage on the properties that secure the second mortgage loans. The amount of our second mortgage loans generally cannot exceed a loan-to-value ratio of 90% after taking into consideration the first mortgage loan. These loans are typically three-to-five year balloon loans with fixed rates and terms that will not exceed 10 years and contain an on-demand clause that allows us to call the loan in at any time.

Equity Lines of Credit.  We offer lines of credit secured by a borrower’s equity in real estate which loans amounted to $12.6 million, or 6.0% of the total loan portfolio, before net items, at June 30, 2013. The rates and terms of such lines of credit depend on the history and income of the borrower, purpose of the loan and collateral. Lines of credit will not exceed 90% of the value of the equity in the collateral.

Consumer Non-real Estate Loans.  We are authorized to make loans for a wide variety of personal or consumer purposes. We originate consumer loans primarily in order to accommodate our customers. The consumer loans at June 30, 2013 consist of loans secured by deposit accounts with us, automobile loans, overdraft and other unsecured loans.

Consumer non-real estate loans generally have shorter terms and higher interest rates than residential mortgage loans, and generally entail greater credit risk than residential mortgage loans, particularly those loans secured by assets that depreciate rapidly, such as automobiles, boats and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the fluctuating demand for used automobiles. Our automobile loans at June 30, 2013 totaled $16,000.

We offer loans secured by deposit accounts held with us, which loans amounted to $259,000, or 0.1% of the total loan portfolio, before net items, at June 30, 2013. Such loans are originated for up to 100% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2%. These loans typically are payable on demand with a maturity date of one year.

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

Asset Quality

General.  During fiscal 2013, we engaged a third party to review loans, policies, and procedures. The scope of the services provided included credit underwriting, adherence to our loan policies as well as regulatory policies, and recommendations regarding reserve allocations. We expect these reviews will be done annually.

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

Real estate and other assets we acquire as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. We held no real estate owned at June 30, 2013 or 2012.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	June 30,
	2013				2012
	30-89		90 or More Days		30-89		90 or More Days
	Days Overdue		Overdue		Days Overdue		Overdue
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
			(Dollars in thousands)
One- to four-family residential	25	$2,362	4	$622	29	$3,063	1	$14
Commercial — real estate secured	--	--	--	--	--	--	--	--
Multi-family residential	--	--	--	--	--	--	--	--
Commercial business	--	--	--	--	--	--	--	--
Land	--	--	--	--	--	--	--	--
Construction	--	--	--	--	--	--	--	--
Home equity loans and lines of credit and other consumer	--	--	1	27	--	--	--	--

Total delinquent loans	25	$2,362	5	$649	29	$3,063	1	$14

Delinquent loans to total net loans		1.15%		0.31%		1.82%		0.01%
Delinquent loans to total loans		1.13%		0.31%		1.80%		0.01%

      Non-Performing Assets.  The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated. We did not have any real estate owned at the dates indicated and had one troubled debt restructuring included in non-accrual loans at June 30, 2013.

	June 30,
	2013	2012		2011	2010	2009
	(Dollars in thousands)
Non-accruing loans:
One- to four-family residential	$386	$14		$15	$15	$349
Commercial — real estate secured	--	--		--	--	--
Multi-family residential	--	--		--	--	--
Commercial business	--	--		--	--	--
Land	--	--		--	--	--
Construction	--	--		--	345	--
Home equity loans and lines of credit and other consumer	27	--		--	--	--
Total non-accruing loans	413	14		15	360	349
Accruing loans 90 days or more past due	236	--		99	--	--
Total non-performing loans(1)	649	14		114	360	349
Real estate owned, net	--	--		--	--	--
Total non-performing assets	$649	$14		$114	$360	$349

Total non-performing loans as a percent of loans, net	0.31%	0.01%		0.09%	0.39%	0.74%
Total non-performing assets as a percent of total assets	0.23%	*	%	0.05%	0.19%	0.23%
_________________
*           Not meaningful.
(1)         Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

Classified Assets.  Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution’s classifications and amounts reserved. At June 30, 2013 we held $402,000 of assets designated as special mention, $5.3 million classified as substandard and $27,000 classified as doubtful. The classified assets are related to three commercial loans and one residential mortgage loan classified as substandard and one line of credit classified as doubtful.

Allowance for Loan Losses.  At June 30, 2013, our allowance for loan losses amounted to $2.2 million. The allowance for loan losses is maintained at a level believed, to the best of our knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on our periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing conditions. We are primarily engaged in originating single-family residential loans. Our management considers the deficiencies of all classified loans in determining the amount of allowance for loan losses required at each reporting date. Our management analyzes the probability of the correction of the substandard loans’ weaknesses and the extent of any known or inherent losses that we might sustain on them. During the fiscal year 2013, we recorded a provision for loan losses of $558,000 as compared to $856,000 recorded for fiscal year 2012. The 2013 provision reflects our estimate to maintain the allowance for loan losses at a level to cover probable losses inherent in the loan portfolio.

The provision for fiscal year 2013 reflects the risks associated with our commercial lending (both real estate secured and non-real estate secured), as well as other risks in our portfolio. As noted previously, total non-performing assets increased by approximately $635,000 over the prior year; however, our loans 30-89 days overdue decreased $701,000 as of June 30, 2013 compared to June 30, 2012, all of which were secured by one- to four-family residential properties.

While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

The following table shows changes in our allowance for loan losses during the periods presented.  There were no loan charge-offs during fiscal 2012 or 2011.   We had $16,000, $13,000 and $9,000 of loan charge-offs during fiscal 2013, 2010 and 2009, respectively.

	June 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Total loans outstanding at end of period	$208,585	$170,341	$126,490	$93,812	$47,537
Average loans outstanding	197,812	156,759	115,505	77,879	32,630
Allowance for loan losses, beginning of period	1,698	842	489	466	235
Provision for loan losses	558	856	353	36	240
Charge-offs	(16)	--	--	(13)	(9)
Allowance for loan losses, end of period	$2,240	$1,698	$842	$489	$466

Allowance for loan losses as a percent of non-performing loans	345.15%	12,128.57%	738.60%	135.83%	133.52%
Allowance for loan losses as a percent of loans outstanding	1.07%	1.00%	0.67%	0.52%	0.98%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	June 30,
	2013		2012		2011		2010		2009
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
	Amount of	as a % of	Amount of	as a % of	Amount of	as a % of	Amount of	as a % of	Amount of	as a % of
	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans
	(Dollars in thousands)
One- to four-family residential	$1,023	35.11%	$416	34.88%	$110	36.02%	$30	38.65%	$29	46.50%
Commercial – real estate secured	338	24.54	185	23.03	125	25.90	95	16.44	91	17.23
Multi-family residential	103	9.39	205	7.58	140	6.61	70	9.68	67	10.27
Commercial business	412	8.04	281	7.26	175	8.09	140	10.08	133	8.21
Land	127	7.47	270	7.23	150	8.90	75	9.00	71	4.94
Construction	146	8.12	311	13.30	130	8.16	74	8.31	71	0.71
Home equity loans and lines of credit and other consumer	91	7.33	30	6.72	12	6.32	5	7.85	4	12.13
Total	$2,240	100.00%	$1,698	100.00%	$842	100.00%	$489	100.00%	$466	100.00%

Investment Securities

We have authority to invest in various types of securities, including mortgage-backed securities, U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates investment strategy is established by the board of directors.

The following table sets forth certain information relating to our investment securities portfolio at the dates indicated.

	June 30,
	2013		2012		2011
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
			(In thousands)
Securities Held-to-Maturity:
FNBB stock	$250	$250	$250	$250	$250	$250
FHLB stock	1,215	1,215	1,131	1,131	1,320	1,320
Mortgage-backed securities	--	--	--	--	4,155	4,068
Total Securities Held-to-Maturity	1,465	1,465	1,381	1,381	5,725	5,638

Securities Available-for-Sale:
Government agency securities	--	--	--	--	36,774	36,981
ARM Fund	--	--	1,291	1,302	1,291	1,308
Mortgage-backed securities	47,894	47,961	65,056	67,124	34,814	36,750

Total Securities Available-for-Sale	47,894	47,961	66,347	68,426	72,879	75,039

Total Investment Securities	$49,359	$49,426	$67,728	$69,807	$78,604	$80,677

The following table sets forth the amount of investment securities which contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2013. The amounts reflect the fair value of our securities at June 30, 2013.

	Amounts at June 30, 2013 which Mature in
			Over One
		Weighted	Year	Weighted	Over Five	Weighted		Weighted
	One Year	Average	Through	Average	Through	Average	Over	Average
	or Less	Yield	Five Years	Yield	Ten Years	Yield	Ten Years	Yield
	(Dollars in thousands)
Bonds and other debt securities:
Mortgage-backed securities	$--	--%	$328	2.72%	$276	3.57%	$47,357	2.35%
Equity securities(1):
FNBB stock	--	--	--	--	--	--	250	1.13
FHLB stock	--	--	--	--	--	--	1,215	0.49

Total investment securities and bank stocks	$--	--%	$328	2.72%	$276	3.57%	$48,822	2.30%

 ____________________
(1)           None of the listed equity securities has a stated maturity.

Our investment in equity securities consists primarily of FHLB stock, and shares of First National Bankers Bankshares, Inc. (“FNBB”).  Management monitors its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

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

The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2013, 2012 and 2011.

	June 30,
	2013	2012	2011
	(In thousands)
Fixed rate:
GNMA	$79	$133	$157
FHLMC	183	376	1,680
FNMA	11,509	22,373	37,784
Total fixed rate	11,771	22,882	39,621
Adjustable rate:
GNMA	35,506	43,349	115
FNMA	451	602	732
FHLMC	233	291	350
Total adjustable-rate	36,190	44,242	1,197
Total mortgage-backed securities	$47,961	$67,124	$40,818

    Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at June 30, 2013 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2013.

	Amounts at June 30, 2013 which Mature in
		Weighted	Over One	Weighted		Weighted
	One Year	Average	through	Average	Over	Average
	or Less	Yield	Five Years	Yield	Five Years	Yield
	(In thousands)
Fixed rate:
GNMA	$--	--%	$ 16	7.97%	$ 63	8.66%
FHLMC	--	--	1	8.59	183	5.17
FNMA	--	--	--	--	11,509	5.52

Total fixed-rate	--	--%	17	7.99%	11,755	5.53%

Adjustable rate:
GNMA	--	--%	--	--%	35,506	1.32%
FHLMC	--	--	47	2.11	186	2.63
FNMA	--	--	264	2.55	186	2.54

Total adjustable-rate	--	--	311	2.49	35,878	1.33

Total	$--	--%	$ 328	2.76%	$ 47,633	2.36%

The following table sets forth the purchases, sales and principal repayments of our mortgage-backed securities during the periods indicated.

	At or For the
	Year Ended June 30,
	2013	2012	2011
	(Dollars in thousands)
Mortgage-backed securities at beginning of period	$65,056	$38,969	$59,272
Purchases	31,515	45,055	3,969
Repayments	(15,477)	(15,829)	(14,342)
Sales	(33,163)	(3,383)	(10,103)
Amortizations of premiums and discounts, net	(37)	244	173

Mortgage-backed securities at end of period	$47,894	$65,056	$38,969

Weighted average yield at end of period	2.36%	3.27%	4.93%

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

Deposits.  We attract deposits principally from residents of Louisiana and particularly from Caddo and Bossier Parishes. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. During the quarter ended March 31, 2012, we began to utilize brokered certificates of deposit as a component of our strategy for lowering the overall cost of funds. The brokered certificates of deposit are callable by Home Federal Bank after twelve months. At June 30, 2013, we had $12.7 million in brokered certificates of deposit. A significant decrease in money market accounts at June 30, 2013 was attributable to a non-recurring deposit that had a balance of $31.7 million at June 30, 2012. The deposit was short-term in nature and withdrawn during the quarter ended September 30, 2012.

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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	June 30,
	2013		2012		2011
		Percent of		Percent of		Percent of
	Amount	Total Deposits	Amount	Total Deposits	Amount	Total Deposits
Certificate accounts:
0.00% - 0.99%	$34,288	16.18%	$23,233	10.49%	$4,762	3.10%
1.00% - 1.99%	40,466	19.10	37,443	16.91	24,946	16.24
2.00% - 2.99%	21,822	10.30	27,024	12.21	29,869	19.44
3.00% - 3.99%	15,354	7.24	19,135	8.64	20,192	13.15
4.00% - 4.99%	334	0.16	579	0.26	1,026	0.67
5.00% - 5.99%	--	--	1,221	0.55	4,870	3.17

Total certificate accounts	112,264	52.98	108,635	49.06	85,665	55.77

Transaction accounts:
Passbook savings	9,524	4.49	6,893	3.11	7,363	4.79
Non-interest bearing demand accounts	29,186	13.77	20,575	9.29	14,827	9.65
NOW accounts	21,466	10.13	16,887	7.63	14,516	9.45
Money market	39,482	18.63	68,446	30.91	31,245	20.34

Total transaction accounts	99,658	47.02	112,801	50.94	67,951	44.23

Total deposits	$211,922	100.00%	$221,436	100.00%	$153,616	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended June 30,
	2013			2012			2011
			Average			Average			Average
	Average	Interest	Rate	Average	Interest	Rate	Average	Interest	Rate
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)
Passbook savings	$7,724	$21	0.27%	$6,600	$39	0.59%	$6,125	$25	0.41%
Non-interest bearing demand accounts	24,322	--	--	18,020	--	--	12,302	--	--
NOW accounts	20,812	182	0.88	16,854	120	0.71	10,384	65	0.63
Money market	40,539	168	0.42	39,044	214	0.55	27,542	260	0.94
Certificates of deposit	109,033	1,873	1.72	97,838	2,088	2.13	78,971	1,929	2.44

Total deposits	$202,430	$2,244	1.10%	$178,356	$2,461	1.38%	$135,324	$2,279	1.68%

     The following table shows our savings flows during the periods indicated.

	Year Ended June 30,
	2013	2012	2011
	(In thousands)
Net deposits (withdrawals)	$(11,230)	$66,053	$34,221
Interest credited	1,716	1,767	1,673
Total increase (decrease) in deposits	$(9,514)	$67,820	$35,894

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at June 30, 2013.

	Balance at June 30, 2013
	Maturing in the 12 Months Ending June 30,
Certificates of Deposit	2014	2015	2016	Thereafter	Total
	(In thousands)
0.00% - 0.99%	$20,811	$5,966	$4,506	$3,005	$34,288
1.00% - 1.99%	15,478	9,087	4,515	11,386	40,466
2.00% - 2.99%	7,384	3,967	5,083	5,388	21,822
3.00% - 3.99%	1,960	8,571	4,437	386	15,354
4.00% - 4.99%	334	--	--	--	334
Total certificate accounts	$45,967	$27,591	$18,541	$20,165	$112,264

The following table shows the maturities of our certificates of deposit in excess of $100,000 at June 30, 2013 by time remaining to maturity.

		Weighted
	Amount	Average Rate
	(Dollars in thousands)
September 30, 2013	$4,686	1.19%
December 31, 2013	6,340	1.59
March 31, 2014	5,534	0.83
June 30, 2014	4,156	0.97
After June 30, 2014	32,824	2.01
Total certificates of deposit with balances in excess of $100,000	$53,540	1.69

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

As of June 30, 2013, we were permitted to borrow up to an aggregate total of $129.6 million from the Federal Home Loan Bank of Dallas. We had $21.7 million and $23.5 million of Federal Home Loan Bank advances outstanding at June 30, 2013 and 2012, respectively.  Additionally, at June 30, 2013, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $16.7 million.  There were no amounts purchased under this agreement as of June 30, 2013.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year
	Ended June 30,
	2013	2012	2011
	(Dollars in thousands)
FHLB advances:
Average balance outstanding	$27,529	$25,492	$26,630
Maximum amount outstanding at any month-end during the period	37,233	31,310	29,326
Balance outstanding at end of period	21,662	23,469	26,891
Average interest rate during the period	1.22%	2.31%	3.41%
Weighted average interest rate at end of period	1.09%	1.86%	2.85%

At June 30, 2013, $19.0 million of our borrowings were short-term (maturities of one year or less). Such short-term borrowings had a weighted average interest rate of 0.60% at June 30, 2013.

The following table shows maturities of Federal Home Loan Bank advances at June 30, 2013, for the years indicated:

Years Ending June 30,	Amount
(In thousands)
2014	$19,015
2015	236
2016	246
2017	258
2018	270
Thereafter	1,637
Total	$21,662

Subsidiaries

At June 30, 2013, the Company had one subsidiary, Home Federal Bank.  The Bank’s only subsidiary at such date was Metro Financial Services, Inc., an inactive, wholly-owned subsidiary.

Employees

Home Federal Bank had 47 full-time employees and 7 part-time employees at June 30, 2013. None of these employees are covered by a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.

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

•
Public companies are now required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•
A separate, non-binding shareholder vote is now required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

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

The 2010 financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation implemented two temporary programs to provide deposit insurance for the full amount of most noninterest bearing transaction deposit accounts and to guarantee certain unsecured debt of financial institutions and their holding companies. Under the unsecured debt program, the Federal Deposit Insurance Corporation’s guarantee expired on the earlier of the maturity date of the debt or December 31, 2012.  The unlimited deposit insurance for non-interest-bearing transaction accounts was extended by the 2010 legislation through the end of 2012 for all insured institutions without a separate insurance assessment (but the cost of the additional insurance coverage was considered under the risk-based assessment system).  Home Federal Bank participated in the temporary liquidity guarantee program.

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

In 2009, the Federal Deposit Insurance Corporation required insured deposit institutions on December 30, 2009 to prepay 13 quarters of estimated insurance assessments. Our prepayment totaled $326,000. Unlike a special assessment, this prepayment did not immediately affect bank earnings. Banks booked the prepaid assessment as a non-earning asset and recorded the actual risk-based premium payments at the end of each quarter. In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

Core capital generally consists of common stockholders’ equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. Home Federal Bank had no intangible assets at June 30, 2013. Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect Home Federal Bank’s regulatory capital.

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

At June 30, 2013, Home Federal Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 15.16%, 15.16% and 25.48%, respectively.

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

At June 30, 2013, Home Federal Bank was deemed a well-capitalized institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

Recent Regulatory Capital Rules.  In July 2013, the federal banking regulators issued final rules that significantly increase regulatory capital requirements. The final rules include transition periods for compliance.  Community banking organizations like the Company must begin complying with the rules on January 1, 2015.  Among other things, the new rules introduce a new minimum common equity tier 1 capital ratio of 4.5% of risk-weighted assets and increase the minimum tier 1 capital ratio from 4.0% to 6.0% of risk-weighted assets. There is also a new “capital conservation buffer” that requires an institution to hold additional common equity tier 1 capital to risk-based assets of more than 2.5% in order to avoid restriction on dividends and executive compensation. The new rules also impose stricter capital deduction requirements, revise certain of the current risk-weighting categories and impose capital requirements on savings and loan holding companies regardless of asset size.

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

        If a savings association fails to remain a QTL, it is immediately prohibited from the following:

•	Making any new investments or engaging in any new activity not allowed for both a national bank and a savings association;

•	Establishing any new branch office unless allowable for a national bank; and

•	Paying dividends unless allowable for a national bank and necessary to meet the obligations of its holding company.

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

At June 30, 2013, Home Federal Bank believes that it meets the requirements of the QTL test.

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

Limitations on Transactions with Affiliates.  Transactions between a savings association and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act. An affiliate of a savings association is any company or entity which controls the savings association or that is controlled by a company that controls the savings association. In a holding company context, the holding company of a savings association (such as Home Federal Bancorp) and any companies which are controlled by such holding company are affiliates of the savings association. Generally, Section 23A limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings association as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a savings association to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, a savings association is prohibited from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act place restrictions on loans to executive officers, directors and principal shareholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. Home Federal Bank currently is subject to Section 22(g) and (h) of the Federal Reserve Act and at June 30, 2013, was in compliance with the above restrictions.

Incentive Compensation. Guidelines adopted by the federal banking agencies pursuant to the FDIA prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.

In January 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such banks would otherwise be charged. The comment period ended in February 2010. As of June 30, 2013, a final rule has not been adopted.

In June 2010, the Federal Reserve issued comprehensive guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In April 2011, the federal banking agencies and the Securities and Exchange Commission jointly published proposed rulemaking designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking.  Those proposed regulations apply only to a financial institution or its holding company with $1 billion or more of assets.

The scope and content of the U.S. banking regulators’ policies on incentive compensation are continuing to develop. It cannot be determined at this time whether a final rule will be adopted and whether compliance with such a final rule will adversely affect the ability of Home Federal Bancorp and Home Federal Bank to hire, retain and motivate their key employees.

Regulation of Residential Mortgage Loan Originators.  On July 28, 2010, the Federal bank regulatory authorities adopted a final rule on the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (“S.A.F.E. Act”). Under the S.A.F.E. Act, residential mortgage loan originators employed by financial institutions, such as Home Federal Bank, must register with the Nationwide Mortgage Licensing System and Registry, obtain a unique identifier from the registry, and maintain their registration. Any residential mortgage loan originator who fails to satisfy these requirements will not be permitted to originate residential mortgage loans.

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

Federal Home Loan Bank System.  Home Federal Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers a home financing credit function primarily for its members. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. The Federal Home Loan Bank of Dallas is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At June 30, 2013, Home Federal Bank had $21.7 million of Federal Home Loan Bank advances and $107.9 million available on its credit line with the Federal Home Loan Bank.

As a member, Home Federal Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to 0.06% of its total assets. At June 30, 2013, Home Federal Bank had $1.2 million in Federal Home Loan Bank stock, which was in compliance with the applicable requirement.

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

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve Bank. At June 30, 2013, Home Federal Bank had met its reserve requirement.

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

Method of Accounting.  For federal income tax purposes, Home Federal Bank reports income and expenses on the accrual method of accounting and used a June 30 tax year in 2012 for filing its federal income tax return.

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

At June 30, 2013, the total federal pre-1988 reserve was approximately $3.3 million. The reserve reflects the cumulative effects of federal tax deductions by Home Federal Bank for which no federal income tax provisions have been made.

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

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently conduct business from our main office, two additional full-service banking offices and one agency office located in Shreveport, Louisiana and one full-service banking office located in Bossier City, Louisiana. The following table sets forth certain information relating to Home Federal Bank’s offices, a parcel of land for a future branch office and two properties acquired for agency and administrative offices.

			Net Book Value	Amount of
Description/Address	Leased/Owned		of Property	Deposits
	(In thousands)
Building/ATM
624 Market Street, Shreveport, LA	Owned		$1,060	$75,501
Building/ATM
6363 Youree Dr., Shreveport, LA	Owned	(1)	275	78,675
Building/ATM
9300 Mansfield Rd., Suite 101, Shreveport, LA	Leased		95	38,376
Building/ATM
2555 Viking Drive, Bossier City, LA	Owned		2,419	19,370
Agency Office
6425 Youree Drive, Suite 100, Shreveport, LA	Leased		8	--
Lot 2
River Crest, Unit #1, Bossier Parish, LA	Owned		436	--
Building(2)
222 Florida Street, Shreveport, LA	Owned		1,280	--
Building(3)
618 Market Street, Shreveport, LA	Owned		337	--
 _______________
(1)	The building is owned but the land is subject to an operating lease which was renewed on November 30, 2008 for a five-year period.
(2)	The building is in the process of renovation to serve as the future location of the agency office.
(3)          The building is in the process of renovation to serve as a future administrative office.

Item 3. Legal Proceedings

Home Federal Bancorp and Home Federal Bank are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4. Mine Safety Disclosures

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

	Stock Price per Share		Cash Dividends
Quarter Ended	High	Low	per Share
Fiscal 2013:
June 30, 2013	$18.38	$17.00	$0.06
March 31, 2013	18.37	17.40	0.06
December 31, 2012	17.85	17.05	0.06
September 30, 2012	17.89	14.95	0.06

Fiscal 2012:
June 30, 2012	$15.16	$14.13	$0.06
March 31, 2012	15.00	13.76	0.06
December 31, 2011	17.12	12.85	0.06
September 30, 2011	13.99	13.00	0.06

At September 23, 2013, Home Federal Bancorp had 220 shareholders of record.

The information for all equity based and individual compensation arrangements is incorporated by reference from Item 11 hereof.

(b)           Not applicable.

(c)           Purchases of Equity Securities.

The Company’s repurchases of its common stock made during the quarter ended June 30, 2013 are set forth in the table below:

				Maximum
			Total Number of	Number of Shares
		Average	Shares Purchased	That May Yet Be
	Total Number	Price	as Part of Publicity	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs (a)(b)
April 1, 2013 – April 30, 2013	10,000	$17.75	10,000	124,345
May 1, 2013 – May 31, 2013	--	--	--	124,345
June 1, 2013 – June 30, 2013	738	17.75	738	123,607
Total	10,738	$17.75	10,738	123,607
____________________________
Notes to this table:
(a)   On September 12, 2012, the Company announced by press release a repurchase program to repurchase up to 275,000 shares, or approximately 10.0% of the Company’s outstanding shares of common stock. The repurchase program does not have an expiration date.
(b)  On January 24, 2013, the Company announced by press release a repurchase program to repurchase up to 120,000 shares, or approximately 5.0% of the Company’s outstanding shares of common stock. The repurchase program does not have an expiration date.

Item 6. Selected Financial Data

Set forth below is selected consolidated financial and other data of Home Federal Bancorp. The information at or for the years ended June 30, 2013 and 2012  is derived in part from the audited financial statements that appear in this Form 10-K. The information at or for the years ended June 30, 2011, 2010 and 2009, is also derived from audited financial statements that do not appear in this Form 10-K.

	At June 30,
	2013	2012	2011	2010	2009
		(In thousands)
Selected Financial and Other Data:
Total assets	$277,155	$296,183	$233,320	$185,145	$154,766
Cash and cash equivalents	3,685	34,863	9,599	8,837	10,007
Securities available for sale	47,961	68,426	75,039	63,688	92,647
Securities held to maturity	1,465	1,381	5,725	2,138	2,184
Loans held-for-sale	3,464	11,157	6,653	13,403	1,277
Loans receivable, net	206,079	168,263	125,371	93,056	46,948
Deposits	211,922	221,436	153,616	117,722	86,146
Federal Home Loan Bank advances	21,662	23,469	26,891	31,507	35,997
Total Stockholders’ equity	41,982	49,888	51,183	33,365	31,310

	As of or for the Year Ended June 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share amounts)
Selected Operating Data:
Total interest income	$13,154	$12,722	$10,297	$9,169	$7,596
Total interest expense	2,579	3,050	3,186	3,458	3,838
Net interest income	10,575	9,672	7,111	5,711	3,758
Provision for loan losses	558	856	353	36	240
Net interest income after provision for loan losses	10,017	8,816	6,758	5,675	3,518
Total non-interest income	3,424	3,324	2,630	864	363
Total non-interest expense(1)	8,683	8,170	6,512	5,196	3,113
Income before income tax expense	4,758	3,970	2,876	1,343	768
Income tax expense (benefit)	1,628	1,127	938	673	(253)
Net income	$3,130	$2,843	$1,938	$670	$515
Earnings per share of common stock:
Basic	$1.34	$1.02	$0.67	$0.21	$0.16
Diluted	$1.31	$1.01	$0.67	$0.21	$0.16

Selected Operating Ratios(2):
Average yield on interest-earning assets	5.05%	5.26%	5.22%	5.59%	5.21%
Average rate on interest-bearing liabilities	1.25	1.64	2.13	2.68	3.32
Average interest rate spread(3)	3.80	3.62	3.09	2.91	1.89
Net interest margin(3)	4.06	4.00	3.60	3.48	2.58
Average interest-earning assets to average interest-bearing liabilities	126.77	130.09	131.85	127.01	126.37
Net interest income after provision for loan losses to non-interest expense	115.36	107.91	103.78	109.22	113.01
Total non-interest expense to average assets	3.14	3.19	3.13	3.08	2.09
Efficiency ratio(4)	62.03	62.87	66.85	79.03	75.54
Return on average assets	1.13	1.11	0.93	0.40	0.35
Return on average equity	6.86	5.62	4.47	2.09	1.70
Average equity to average assets	16.48	19.76	20.86	18.98	20.35
Dividend payout ratio	20.19	25.57	26.37	43.73	57.86

(Footnotes on following page)

	As of or for the Year Ended June 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share amounts)
Selected Quality Ratios(5):
Non-performing loans as a percent of total loans receivable	0.31%	0.01%	0.09%	0.38%	0.72%
Non-performing assets as a percent of total assets	0.23	*	0.05	0.19	0.23
Allowance for loan losses as a percent of total loans receivable	1.08	1.00	0.67	0.52	0.98
Net charge-offs to average loans receivable	*	--	--	0.02	0.03
Allowance for loan losses as a percent of non-performing loans	345.15	12,128.57	738.60	135.83	133.52

Bank Capital Ratios(5):
Tangible capital ratio	15.16%	14.83%	18.18%	16.47%	18.93%
Core capital ratio	15.16	14.83	18.18	16.47	18.93
Total capital ratio	25.48	28.99	35.17	33.67	54.77

Other Data:
Full service offices	5	5	5	4	4
Employees (full-time)	47	39	41	39	22
___________________
*	Not meaningful.
(1)	Includes merger and stock issuance related expense of $133,000 for the year ended June 30, 2009.
(2)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our profitability depends primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, investment securities and interest-earning deposits in other institutions, and interest expense on interest-bearing deposits and borrowings from the Federal Home Loan Bank of Dallas. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. Our profitability also depends, to a lesser extent, on non-interest income, provision for loan losses, non-interest expenses and federal income taxes. Home Federal Bancorp, Inc. of Louisiana had net income of $3.1 million in fiscal 2013 compared to net income of $2.8 million in fiscal 2012.

Historically, our business consisted primarily of originating single-family real estate loans secured by property in our market area. Typically, single-family loans involve a lower degree of risk and carry a lower yield than commercial real estate, construction, commercial business and consumer loans. During fiscal 2009, we hired three commercial loan officers and began to offer commercial real estate loans, commercial business loans and real estate secured lines of credit which typically have higher rates and shorter terms than single-family loans. Although our loans continue to be primarily funded by certificates of deposit, which typically have a higher interest rate than passbook accounts, it is now our policy to require commercial customers to have a deposit relationship with us, which has increased our balance of NOW accounts in recent periods. The combination of these factors has resulted in higher interest rate spreads in fiscal 2013. Due to the continued low interest rate environment, we have sold a substantial amount of our fixed rate single-family residential loan originations in recent periods. We have also sold investment securities available-for-sale to realize gains in the portfolio. Because of a decrease in our cost of funds and the volume increase of interest earning assets, our net interest margin increased from 4.00% to 4.06% during fiscal 2013 compared to 2012 and our net interest income increased to $10.6 million for fiscal 2013 as compared to $9.7 million for fiscal 2012. We expect to continue to emphasize consumer and commercial lending in the future in order to improve the yield on our portfolio. In July, 2009, we began offering security brokerage and advisory services at our agency office through Tipton Wealth Management in our effort to transition to a full service community bank.

Home Federal Bancorp’s operations and profitability are subject to changes in interest rates, applicable statutes and regulations and general economic conditions, as well as other factors beyond our control.

Business Strategy

Our business strategy is focused on operating a growing and profitable community-oriented financial institution. Our current business strategy includes:

•
Continuing to Grow and Diversify Our Loan Portfolio. We intend to grow and continue to diversify of loan portfolio by, among other things, emphasizing the origination of commercial real estate and business loans.  At June 30, 2013, our commercial real estate loans amounted to $51.2 million, or 24.5% of the total loan portfolio. Our construction loans at June 30, 2013 amounted to $16.9 million or 8.1% of the total loan portfolio and commercial business loans amounted to $16.8 million or 8.0% of the total loan portfolio. Commercial real estate, commercial business, construction and development and consumer loans all typically have higher yields and are more interest sensitive than long-term single-family residential mortgage loans. We plan to continue to grow and diversify our loan portfolio, and we intend to continue to grow our holdings of commercial real estate and business loans.

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

•
Managing Our Expenses.  We have incurred significant additional expenses related to personnel and infrastructure in recent periods as we implemented our business strategy. Our total non-interest expense increased $513,000, or 6.3%, in fiscal 2013 compared to 2012. Our efficiency ratio for 2013 was 62.0% compared to 62.9% for fiscal 2012.

•
Enhancing Core Earnings.  We expect to continue to emphasize commercial real estate and business loans which generally bear interest rates higher than residential real estate loans and sell a substantial part of our fixed rate residential mortgage loan originations. The average interest rate spread for the year ended June 30, 2013 was 3.80% as compared to 3.62% for the year ended June 30, 2012.

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

•
Maintain Our Asset Quality.  At June 30, 2013, our non-performing assets totaled $649,000, or 0.23% of total assets. We had no real estate owned and one troubled debt restructuring at June 30, 2013. We intend to continue to stress maintaining high asset quality even as we continue to grow our institution and diversity our loan portfolio.

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

Changes in Financial Condition

Home Federal Bancorp’s total assets decreased $19.0 million, or 6.4%, to $277.2 million at June 30, 2013 compared to $296.2 million at June 30, 2012. This decrease was primarily due to decreases in investment securities of $20.4 million, loans held-for-sale of $7.7 million, and cash and cash equivalents of $31.2 million, compared to the prior year.  These decreases were partially offset by increases in net loans receivable of $37.8 million, premises and equipment of $1.7 million and cash surrender of bank owned life insurance of $186,000.

Loans receivable, net increased $37.8 million, or 22.5%, from $168.3 million at June 30, 2012 to $206.1 million at June 30, 2013. The increase in loans receivable, net was attributable primarily to increases in one-to four-family residential loans of $13.8 million, commercial real estate loans of $11.9 million, multi-family residential loans of $6.7 million, commercial business loans of $4.4 million, and land loans of $3.3 million at June 30, 2013, compared to the prior year period. At June 30, 2013, the balance of purchased loans approximated $8.3 million, which consisted solely of one-to-four family residential loans purchased from a mortgage originator headquartered in Arkansas. We have not purchased any loans since fiscal 2008.

As part of implementing our business strategy, in recent periods we diversified the loan products we offer and increased our efforts to originate higher yielding commercial real estate loans and lines of credit and commercial business loans. In fiscal 2009, we hired three commercial loan officers and began offering commercial real estate loans and lines of credit and commercial business loans which were deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans. As of June 30, 2013, Home Federal Bank had $51.2 million of commercial real estate loans and $16.8 million of commercial business loans. Although commercial loans are generally considered to have greater credit risk than other certain types of loans, we attempt to mitigate such risk by originating such loans in our market area to known borrowers.

Securities available-for-sale decreased $20.5 million, or 29.9%, from $68.4 million at June 30, 2012 to $48.0 million at June 30, 2013. This decrease resulted primarily from the sale of securities, normal principal paydowns, and by market value declines in the portfolio, partially offset by new investment acquisitions of $31.5 million. During the past two years, there have been significant loan prepayments due to the heavy volume of loan refinancing. However, with interest rates at their cyclical lows, management is reluctant to invest in long-term, fixed rate mortgage loans for the portfolio and instead sold the majority of the long-term, fixed rate mortgage loan production. During the quarter ended June 30, 2012, $3.6 million of mortgage-backed securities designated as held-to-maturity were transferred to the investment securities available for sale category as management determined they no longer had the intent to hold the securities to maturity. New investment securities purchased during fiscal 2013 consisted of mortgage-backed securities.

Cash and cash equivalents decreased $31.2 million, or 89.4%, from $34.9 million at June 30, 2012 to $3.7 million at June 30, 2013.The net decrease in cash and cash equivalents was attributable to a non-recurring deposit during the fourth quarter of fiscal 2012 which had a remaining balance of approximately $31.7 million at June 30, 2012. This short-term deposit was fully withdrawn early in the first quarter of fiscal 2013.

Total liabilities decreased $11.1 million, or 4.5%, from $246.3 million at June 30, 2012 to $235.2 million at June 30, 2013 due primarily to a decrease of $9.5 million, or 4.3%, in deposits, and a decrease in advances from the Federal Home Loan Bank of $1.8 million, or 7.7%. The decrease in deposits was attributable primarily to a decrease of $29.0 million in our money market accounts as the result of the effects of the $31.7 million short-term deposit as of June 30, 2012, described above. Certificates of deposit increased $3.6 million, or 3.3%, from $108.6 million at June 30, 2012 to $112.3 million at June 30, 2013. NOW accounts increased $4.6 million from $16.9 million at June 30, 2012 to $21.5 million at June 30, 2013.  Non-interest bearing deposit accounts increased $8.6 million from $20.6 million at June 30, 2012 to $29.2 million at June 30, 2013 and savings accounts increased $2.6 million from $6.9 million at June 30, 2012 to $9.5 million at June 30, 2013.  At June 30, 2013, we held $12.7 million in brokered certificates of deposit.

Shareholders’ equity decreased $7.9 million, or 15.8%, to $42.0 million at June 30, 2013, from $49.9 million at June 30, 2012. The primary reasons for the decrease in shareholders’ equity from June 30, 2012, were the acquisition of treasury stock of $10.5 million, dividends paid of $632,000 and a decrease in the Company’s accumulated other comprehensive income of $1.3 million. These decreases in shareholders’ equity were partially offset by net income of $3.1 million for the year ended June 30, 2013, proceeds from the issuance of common stock from the exercise of stock options of $769,000 and the vesting of restricted stock awards, stock options and release of employee stock ownership plan shares totaling $617,000. The change in accumulated other comprehensive income was primarily due to the change in net unrealized loss on securities available for sale due to recent declines in interest rates. The net unrealized loss on securities available-for-sale is affected by interest rate fluctuations. Generally, an increase in interest rates will have an adverse impact while a decrease in interest rates will have a positive impact.

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

	June 30,
	2013			2012
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$58,132	$1,629	2.80%	$76,310	$2,528	3.31%
Loans receivable(1)	197,812	11,513	5.82	156,759	10,182	6.50
Interest-earning deposits	4,750	12	0.24	8,674	12	0.14
Total interest-earning assets	260,694	13,154	5.05%	241,743	12,722	5.26%
Non-interest-earning assets	16,129			14,254
Total assets	$276,823			$255,997
Interest-bearing liabilities:
Savings accounts	7,724	21	0.27%	6,600	39	0.59%
NOW accounts	20,812	182	0.88	16,854	120	0.71
Money market accounts	40,539	168	0.42	39,044	214	0.55
Certificate accounts	109,033	1,873	1.72	97,838	2,088	2.13
Total deposits	178,108	2,244	1.26	160,336	2,461	1.53
FHLB advances	27,529	335	1.22	25,492	589	2.31
Total interest-bearing liabilities	205,637	2,579	1.25%	185,828	3,050	1.64%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	24,322			18,020
Other liabilities	1,244			1,556
Total liabilities	231,203			205,404
Total stockholders’ equity(2)	45,620			50,593

Total liabilities and equity	$276,823			$255,997

Net interest-earning assets	$55,057			$55,915

Net interest income; average interest rate spread(3)		$10,575	3.80%		$9,672	3.62%

Net interest margin(4)			4.06%			4.00%

Average interest-earning assets to average interest-bearing liabilities			126.77%			130.09%

__________________________
(1)	Includes loans held for sale for the years ended June 30, 2013 and 2012.
(2)	Includes retained earnings and accumulated other comprehensive loss.
(3)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by net average interest-earning assets.

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

	2013 vs. 2012			2012 vs. 2011
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
		(In thousands)
Interest income:
Investment securities	$(297)	$(602)	$(899)	$(463)	$364	$(99)
Loans receivable, net	(1,336)	2,667	1,331	(196)	2,731	2,535
Interest-earning deposits	4	(5)	(1)	(1)	(10)	(11)

Total interest-earning assets	(1,628)	2,059	431	(660)	3,085	2,425

Interest expense:
Savings accounts	(25)	7	(18)	12	2	14
NOW accounts	33	29	62	14	41	55
Money market accounts	(53)	7	(46)	(154)	108	(46)
Certificate accounts	(453)	238	(215)	(301)	460	159

Total deposits	(490)	273	(217)	(429)	611	182
FHLB advances	(301)	47	(254)	(279)	(39)	(318)
Total interest-bearing liabilities	(791)	320	(471)	(708)	572	(136)

Increase (Decrease) in net interest income	$(837)	$1,739	$902	$48	$2,513	$2,561

Comparison of Operating Results for the Years Ended June 30, 2013 and 2012

General.  Net income amounted to $3.1 million for the year ended June 30, 2013, reflecting an increase of $287,000 compared to net income of $2.8 million for the year ended June 30, 2012. This increase was due to a $1.2 million increase in net interest income after provision for loan losses and a $100,000 increase in non-interest income, offset by an increase of $513,000 in non-interest expense and an increase of $501,000 in the provision for income taxes.

Net Interest Income.  Net interest income amounted to $10.6 million for fiscal year 2013, an increase of $903,000, or 9.3%, compared to $9.7 million for fiscal year 2012. The increase was due primarily to an increase of $432,000 in total interest income, and a $471,000 decrease in interest expense.

The average interest rate spread increased from 3.62% for fiscal 2012 to 3.80% for fiscal 2013 while the average balance of net interest-earning assets increased from $241.7 million to $260.7 million during the same periods. The percentage of average interest-earning assets to average interest-bearing liabilities decreased slightly to 126.77% for fiscal 2013 compared to 130.09% for fiscal 2012. The increase in the average interest rate spread reflects the decline in interest rates paid on interest bearing liabilities. Home Federal Bancorp’s average cost of funds decreased 39 basis points in fiscal 2013 compared to fiscal 2012. Lower certificate of deposit interest rates in our market area led us to decrease the average rates paid on certificates of deposit 41 basis points in fiscal 2013 compared to fiscal 2012. Net interest margin increased to 4.06% in fiscal 2013 compared to 4.00% for fiscal 2012.

Interest income increased $432,000, or 3.4%, to $13.2 million for fiscal 2013 compared to $12.7 million for fiscal 2012. Such increase was primarily due to an increase in the average balance of loans receivable.  A decrease in average yields on interest earning assets primarily resulted from the decrease in the average balance of investment securities due to security sales and normal principal payments. The increase in the average balance of loans receivable was primarily due to new loans originated by our commercial lending activities.  The average yield of the loan portfolio decreased 68 basis points during fiscal 2013.

        Interest expense decreased $471,000, or 15.4%, to $2.6 million for fiscal 2013 compared to fiscal 2012 primarily as a result of decreases in the average rates paid on interest-bearing liabilities, partially offset by increases in the average balance of interest-bearing deposits.

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

A provision of $558,000 was made to the allowance during fiscal 2013, compared to a provision of $856,000 in fiscal 2012. We held three commercial loans and one residential mortgage loan classified as substandard totaling $5.3 million at June 30, 2013, compared to two residential mortgage loans and one equity line of credit classified as substandard totaling $451,000 at June 30, 2012.  The loans are performing in accordance with their terms at June 30, 2013.  We had one line of credit classified as doubtful at June 30, 2013 in the amount of $27,000 compared to none at June 30, 2012.

Non-Interest Income.  Non-interest income amounted to $3.4 million for the year ended June 30, 2013, an increase of $100,000, or 3.0%, compared to non-interest income of $3.3 million for the year ended June 30, 2012. The increase was primarily due to a $320,000 increase in gain on sale loans, partially offset by a decrease of $146,000 in gain on sale of investments, $55,000 in other non-interest income, and $19,000 in income from bank owned life insurance.

Non-Interest Expense.  Non-interest expense increased $513,000, or 6.3%, in fiscal 2013, largely due to increases in compensation and benefits of $433,000, legal expenses of $88,000, occupancy expenses of $18,000, data processing expense of $73,000. The increase in compensation and benefits expense was attributable in part to increasing loan volume and related commissions to commercial and residential loan officers during fiscal 2013. Non-interest expense increases were partially offset by decreases in audit and examination fees, franchise and bank shares tax, advertising, loan and collection expense and other general overhead expenses, including printing and office supplies expense.

Provision for Income Tax Expense.  The provision for income taxes amounted to $1.6 million and $1.1 million for the fiscal years ended June 30, 2013 and 2012, respectively. Our effective tax rate was 34.2% for fiscal 2013 and 28.4% for fiscal 2012.

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

Although long-term, fixed-rate mortgage loans made up a significant portion of our interest-earning assets at June 30, 2013, we sold a substantial amount of our one- to four-family residential loans we originated and maintained a significant portfolio of available-for-sale securities during the past few years in order to better position the Company for a rising interest rate environment in the long term.  At June 30, 2013 and 2012, securities available-for-sale amounted to $48.0 million and $68.4 million, respectively, or 17.3% and 23.1%, respectively, of total assets at such dates.

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

Net Portfolio Value.  Our interest rate sensitivity is monitored by management through the use of a model which internally generates estimates of the change in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of June 30, 2013:

Change in Interest Rates in	Net Portfolio Value			NPV as % of Portfolio Value of Assets
Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
300	$36,666	$(6,403)	(14.87)%	14.07%	(1.50)%
200	39,330	(3,739)	(8.68)	14.78	(0.79)
100	41,522	(1,547)	(3.59)	15.30	(0.27)
Static	43,069	--	--	15.57	--
(100)	44,274	1,205	2.80	15.75	0.18
(200)	44,480	1,411	3.27	15.70	0.13

Qualitative Analysis.  Our ability to maintain a positive “spread” between the interest earned on assets and the interest paid on deposits and borrowings is affected by changes in interest rates. Our fixed-rate loans generally are profitable if interest rates are stable or declining since these loans have yields that exceed our cost of funds. If interest rates increase, however, we would have to pay more on our deposits and new borrowings, which would adversely affect our interest rate spread. In order to counter the potential effects of dramatic increases in market rates of interest, we have underwritten our mortgage loans to allow for their sale in the secondary market. Total loan originations amounted to $240.9 million for fiscal 2013 and $251.9 million for fiscal 2012, while loans sold amounted to $110.4 million and $120.0 million during the same respective periods. More significantly, we have invested excess funds from loan payments and prepayments and loan sales in investment securities classified as available-for-sale. As a result, Home Federal Bancorp is not as susceptible to rising interest rates as it would be if its interest-earning assets were primarily comprised of long-term fixed rate mortgage loans. With respect to its floating or adjustable rate loans, Home Federal Bancorp writes interest rate floors and caps into such loan documents. Interest rate floors limit our interest rate risk by limiting potential decreases in the interest yield on an adjustable rate loan to a certain level. As a result, we receive a minimum yield even if rates decline farther and the interest rate on the particular loan would otherwise adjust to a lower amount. Conversely, interest rate ceilings limit the amount by which the yield on an adjustable rate loan may increase to no more than six percentage points over the rate at the time of origination. Finally, we intend to place a greater emphasis on shorter-term consumer loans and commercial business loans in the future.

Liquidity and Capital Resources

Home Federal Bancorp maintains levels of liquid assets deemed adequate by management. Our liquidity ratio averaged 22.0% for the quarter ended June 30, 2013. We adjust our liquidity levels to fund deposit outflows, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Our deposit accounts with the Federal Home Loan Bank of Dallas amounted to $28,000 and $2.6 million at June 30, 2013 and 2012, respectively.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents. Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts. If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Dallas which provide an additional source of funds. At June 30, 2013, we had $21.7 million in advances from the Federal Home Loan Bank of Dallas and had $107.9 million in additional borrowing capacity.  Additionally, at June 30, 2013, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $16.7 million. There were no amounts purchased under this agreement as of June 30, 2013.

At June 30, 2013, the Company had outstanding loan commitments of $29.1 million to originate loans. At June 30, 2013, certificates of deposit scheduled to mature in less than one year, totaled $46.0 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal, in a rising interest rate environment. We intend to utilize our high levels of liquidity to fund our lending activities. If additional funds are required to fund lending activities, we intend to sell our securities classified as available-for-sale as needed.

Home Federal Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At June 30, 2013, Home Federal Bank exceeded each of its capital requirements with ratios of 15.16%, 15.16% and 25.48%, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules, and have not had any such arrangements during the two years ended June 30, 2013. See Notes 9 and 14 to the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder).  Forward-looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Home Federal Bancorp and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward-looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward-looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumption, many of which are difficult to predict and generally are beyond the control of Home Federal Bancorp and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward-looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Home Federal Bancorp is or will be doing business, being less favorable than expected;(6) political and social unrest, including acts of war or terrorism; or (7) legislation or changes in regulatory requirements adversely affecting the business in which Home Federal Bancorp will be engaged. Home Federal Bancorp undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     Not applicable.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Home Federal Bancorp, Inc.
   of Louisiana and Subsidiary
Shreveport, Louisiana

We have audited the accompanying consolidated balance sheets of Home Federal Bancorp, Inc. of Louisiana (the Company) and its wholly-owned subsidiary Home Federal Bank (the Bank) as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home Federal Bancorp, Inc. of Louisiana and Subsidiary as of June 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America (GAAP).

/s/ LaPorte
A Professional Accounting Corporation

Covington, LA
September 11, 2013

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Balance Sheets
June 30, 2013 and 2012

	June 30,
	2013	2012
	(In Thousands)
ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $1,028 and $31,486 for 2013 and 2012, Respectively)	$3,685	$34,863
Securities Available-for-Sale	47,961	68,426
Securities Held-to-Maturity	1,465	1,381
Loans Held-for-Sale	3,464	11,157
Loans Receivable, Net of Allowance for Loan Losses of $2,240 and $1,698 for 2013 and 2012, Respectively	206,079	168,263
Accrued Interest Receivable	774	826
Premises and Equipment, Net	6,559	4,872
Bank Owned Life Insurance	6,030	5,844
Deferred Tax Asset	775	--
Other Assets	363	551

Total Assets	$277,155	$296,183

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$211,922	$221,436
Advances from Borrowers for Taxes and Insurance	277	256
Advances from Federal Home Loan Bank of Dallas	21,662	23,469
Other Borrowings	500	--
Other Accrued Expenses and Liabilities	812	1,098
Deferred Tax Liability	--	36
Total Liabilities	235,173	246,295

STOCKHOLDERS’ EQUITY
Preferred Stock – $.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	--	--
Common Stock –$.01 Par Value; 40,000,000 Shares Authorized; 3,062,386 Shares Issued for 2013 and 2012; 2,351,950 Shares and 2,877,032 Shares Outstanding at June 30, 2013 and 2012, Respectively	32	32
Additional Paid-in Capital	32,218	31,199
Treasury Stock, at Cost – 710,436 Shares at June 30, 2013 and 185,354 Shares at June 30, 2012	(13,168)	(2,706)
Unearned ESOP Stock	(1,676)	(1,792)
Unearned RRP Trust Stock	(863)	(1,114)
Retained Earnings	25,395	22,897
Accumulated Other Comprehensive Income	44	1,372

Total Stockholders’ Equity	41,982	49,888

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$277,155	$296,183

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Operations
For the Years Ended June 30, 2013 and 2012

	For the Years Ended June 30,
	2013	2012
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, Including Fees	$11,513	$10,181
Mortgage-Backed Securities	1,608	2,433
Investment Securities	21	95
Other Interest-Earning Assets	12	13

Total Interest Income	13,154	12,722

INTEREST EXPENSE
Deposits	2,244	2,461
Federal Home Loan Bank Borrowings	326	589
Other Borrowings	9	--

Total Interest Expense	2,579	3,050
Net Interest Income	10,575	9,672

PROVISION FOR LOAN LOSSES	558	856

Net Interest Income after Provision for Loan Losses	10,017	8,816

NON-INTEREST INCOME
Gain on Sale of Loans	2,673	2,353
Gain on Sale of Securities	216	362
Income on Bank Owned Life Insurance	186	205
Other Income	349	404

Total Non-Interest Income	3,424	3,324

NON-INTEREST EXPENSE
Compensation and Benefits	5,519	5,086
Occupancy and Equipment	798	780
Franchise and Bank Shares Tax	308	318
Advertising	241	282
Data Processing	418	345
Audit and Examination Fees	206	266
Legal Fees	475	387
Loan and Collection Expense	124	145
Deposit Insurance Premiums	128	113
Other Expenses	466	448

Total Non-Interest Expense	8,683	8,170

Income Before Income Taxes	4,758	3,970

PROVISION FOR INCOME TAX EXPENSE	1,628	1,127

Net Income	$3,130	$2,843
EARNINGS PER SHARE:
Basic	$1.34	$1.02
Diluted	$1.31	$1.01

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
For the Years Ended June 30, 2013 and 2012

	For the Years Ended June 30,
	2013	2012
	(In Thousands)

Net Income	$3,130	$2,843

Other Comprehensive Loss, Net of Tax
Unrealized Holding Gain (Loss) Arising During the Period	(1,210)	134
Reclassification Adjustment for Transfer of Securities from Held-to-Maturity to Available-for-sale	--	102
Reclassification Adjustment for Gain Included in Net Income	(118)	(290)

Total Other Comprehensive Loss	(1,328)	(54)

Total Comprehensive Income	$1,802	$2,789

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended June 30, 2013 and 2012

	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
			(In Thousands)
BALANCE - June 30, 2011	$32	$30,880	$--	$(1,907)	$(29)	$20,781	$1,426	$51,183

ESOP Compensation Earned	--	44	--	115	--	--	--	159
Stock Options Exercised	--	201	--	--	--	--	--	201
Distribution of RRP Trust Stock	--	--	--	--	8	--	--	8
Dividends Paid	--	--	--	--	--	(727)	--	(727)
Stock Options Vested	--	74	--	--	--	--	--	74
Acquisition of Treasury Stock	--	--	(2,706)	--	--	--	--	(2,706)
Acquisition of Common Stock for RRP Trust	--	--	--	--	(1,093)	--	--	(1,093)
Net Income	--	--	--	--	--	2,843	--	2,843
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	--	--	--	--	--	--	(54)	(54)

BALANCE – June 30, 2012	$32	$31,199	$(2,706)	$(1,792)	$(1,114)	$22,897	$1,372	$49,888

ESOP Compensation Earned	--	84	--	116	--	--	--	200
Stock Options Exercised	--	769	--	--	--	--	--	769
Distribution of RRP Trust Stock	--	--	--	--	251	--	--	251
Dividends Paid	--	--	--	--	--	(632)	--	(632)
Stock Options Vested	--	166	--	--	--	--	--	166
Acquisition of Treasury Stock	--	--	(10,462)	--	--	--	--	(10,462)
Net Income	--	--	--	--	--	3,130	--	3,130
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	--	--	--	--	--	--	(1,328)	(1,328)
BALANCE - June 30, 2013	$32	$32,218	$(13,168)	$(1,676)	$(863)	$25,395	$44	$41,982

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Years Ended June 30, 2013 and 2012

	For the Years Ended June 30,
	2013	2012
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,130	$2,843
Adjustments to Reconcile Net Income to Net
Cash (Used in) Provided by Operating Activities
Gain on Sale of Loans	(2,673)	(2,353)
Net Amortization and Accretion on Securities	37	(87)
Amortization of Deferred Loan Fees	(217)	(286)
Provision for Loan Losses	558	856
Depreciation of Premises and Equipment	222	205
Gain on Sale of Securities	(216)	(362)
ESOP Compensation Expense	200	159
Deferred Income Tax Benefit	(127)	(372)
Stock Option Expense	166	74
Recognition and Retention Plan Expense	210	90
Increase in Cash Surrender Value on Bank Owned Life Insurance	(186)	(205)
Changes in Assets and Liabilities:
Origination and Purchase of Loans Held-for-Sale	(102,735)	(124,473)
Sale and Principal Repayments on Loans Held-for-Sale	113,101	122,322
Accrued Interest Receivable	53	(25)
Other Operating Assets	188	5
Other Operating Liabilities	(244)	57

Net Cash Provided by (Used in) Operating Activities	11,466	1,552

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Principal Collections, Net	(38,259)	(43,851)
Deferred Loan Fees Collected	102	388
Acquisition of Premises and Equipment	(1,910)	(1,140)
Activity in Available-for-Sale Securities:
Proceeds from Sales of Securities	34,669	43,403
Principal Payments on Mortgage-Backed Securities	15,478	15,266
Purchases	(31,515)	(48,096)
Activity in Held-to-Maturity Securities:
Redemption or Maturity Proceeds	601	538
Principal Payments on Mortgage-Backed Securities	--	563
Purchases	(685)	(349)

Net Cash Used in Investing Activities	(21,519)	(33,278)

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Cash Flows (Continued)
For the Years Ended June 30, 2013 and 2012

	For the Years Ended June 30,
	2013	2012
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decreased) Increase in Deposits	$(9,514)	$67,820
Proceeds from Advances from Federal Home Loan Bank	335,750	39,000
Repayments of Advances from Federal Home Loan Bank	(337,557)	(42,422)
Dividends Paid	(632)	(727)
Acquisition of Treasury Stock	(10,276)	(2,581)
Net Decrease in Advances from Borrowers for Taxes and Insurance	21	21
Proceeds from Other Bank Borrowings	1,500	--
Repayment of Other Bank Borrowings	(1,000)	--
Proceeds from Stock Options Exercised	583	76
Acquisition of Stock for Benefit Plans	--	(1,093)

Net Cash (Used In) Provided by Financing Activities	(21,125)	60,094

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(31,178)	25,264

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	34,863	9,599

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,685	$34,863

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$2,615	$3,087
Income Taxes Paid	1,811	1,488
Market Value Adjustment for Loss on Securities
Available-for-Sale	(2,012)	(81)

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1.                 Summary of Significant Accounting Policies

Nature of Operations

On December 22, 2010, Home Federal Mutual Holding Company completed its second step conversion from the mutual holding company form of organization to the fully public stock holding company structure pursuant to a Plan of Conversion and Reorganization.  Upon completion of the conversion, Home Federal Bancorp, Inc. of Louisiana, a newly formed Louisiana chartered corporation (the Company), became the holding company for Home Federal Bank (the Bank), and Home Federal Mutual Holding Company of Louisiana and Home Federal Bancorp, Inc. of Louisiana, a federally chartered corporation, (the Mid-Tier Company) ceased to exist.  As part of the conversion, all outstanding shares of the Mid-Tier Company common stock (other than those owned by Home Federal Mutual Holding Company) were converted into the right to receive 0.9110 of a share of the newly formed Home Federal Bancorp, Inc. of Louisiana common stock resulting in approximately 1,100,609 shares issued in the exchange and cash in lieu of fractional shares.  In addition, a total of 1,945,220 shares of common stock, par value $0.01 per share, of Home Federal Bancorp, Inc. of Louisiana were sold in subscription, community and syndicated community offerings to certain depositors and borrowers of the Bank, the Bank’s Employee Stock Ownership Plan, and other investors for $10.00 per share, or $19.5 million in aggregate.  Treasury stock held was cancelled in the conversion.  The net proceeds of the offering were approximately $18.0 million, after offering expenses.

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

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses and deferred taxes.

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

At June 30, 2013 and 2012, cash and cash equivalents consisted of the following:

	2013	2012
	(In Thousands)
Cash on Hand	$467	$587
Demand Deposits at Other Institutions	2,218	5,401
Federal Funds Sold	1,000	28,875

Total	$3,685	$34,863

Securities

Securities are being accounted for in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, Investments - Debt and Equity Securities. ASC 320 requires the classification of securities into one of three categories: Trading, Available-for-Sale, or Held-to-Maturity.  Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates this classification periodically.

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

The Company held no trading securities as of June 30, 2013 and 2012.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, and prevailing economic conditions.  The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The Company follows the provisions of the Income Taxes Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740.  ASC 740 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest, penalties, and disclosures required.  The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

While the Bank is exempt from Louisiana income tax, it is subject to the Louisiana Ad Valorem Tax, commonly referred to as the Louisiana Shares Tax, which is based on stockholders’ equity and net income.

Earnings per Share
Earnings per share are computed based upon the weighted average number of common shares outstanding during the year.

Non-Direct Response Advertising

The Company expenses all advertising costs, except for direct-response advertising, as incurred.  Non-direct response advertising costs were $241,000 and $282,000 for the years ended June 30, 2013 and 2012, respectively.

In the event the Company incurs expense for material direct-response advertising, it will be amortized over the estimated benefit period.  Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits.  For the years ended June 30, 2013 and 2012, the Company did not incur any amount of direct-response advertising.

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the Consolidated Balance Sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

	2013	2012
	(In Thousands)

Unrealized Holding (Loss) Gain on Available-for-Sale-Securities	$(1,833)	$204
Reclassification Adjustment for Transfer of Securities from Held-to-Maturity to Available-for-Sale	--	155
Reclassification Adjustment for Gain Realized in Income	(179)	(440)

Net Unrealized Loss	(2,012)	(81)
Tax Effect	684	27

Net-of-Tax Amount	$(1,328)	$(54)

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	2013	2012
	(In Thousands)

Net Unrealized Gain on Securities Available-for-Sale	$67	$2,079
Tax Effect	(23)	(707)

Net-of-Tax Amount	$44	$1,372

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

In February 2013, the FASB issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, relating to the reporting of amounts reclassified out of accumulated other comprehensive income to improve the transparency of reporting these reclassifications.  This guidance does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements.  The guidance requires an entity to disaggregate the total change of each component of other comprehensive income and separately present reclassification adjustments and current period other comprehensive income.  The provisions of this guidance also requires that entities present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line item affected by the reclassification.  If a component is not required to be reclassified to net income in its entirety, entities would instead cross reference to the related note to the financial statements for additional information.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2012.  The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2.                 Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$397	$19	$--	$416
FNMA Mortgage-Backed Certificates	11,185	775	--	11,960
GNMA Mortgage-Backed Certificates	36,312	10	737	35,585

Total Debt Securities	47,894	804	737	47,961

Total Securities Available-for-Sale	$47,894	$804	$737	$47,961

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
12,149 Shares – Federal Home Loan Bank	$1,215	$--	$--	$1,215
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	1,465	--	--	1,465

Total Securities Held-to-Maturity	$1,465	$--	$--	$1,465

	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$635	$33	$--	$668
FNMA Mortgage-Backed Certificates	21,099	1,875	--	22,974
GNMA Mortgage-Backed Certificates	43,322	160	--	43,482

Total Debt Securities	65,056	2,068	--	67,124

Equity Securities
176,612 Shares, AMF ARM Fund	1,291	11	--	1,302

Total Securities Available-for-Sale	$66,347	$2,079	$--	$68,426

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
13,195 Shares – Federal Home Loan Bank	$1,131	$--	$--	$1,131
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	1,381	--	--	1,381

Total Securities Held-to-Maturity	$1,381	$--	$--	$1,381

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2.                 Securities (Continued)

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2013, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Within One Year or Less	$--	$--	$--	$--
One through Five Years	319	328	--	--
After Five through Ten Years	267	276	--	--
Over Ten Years	47,308	47,357	--	--

Total	$47,894	$47,961	$--	$--

For the years ended June 30, 2013 and 2012, proceeds from the sale of securities available-for-sale amounted to $34.7 million and $43.4 million, respectively.  Gross realized gains amounted to $216,000 and $362,000, respectively. There were no gross realized losses for the years ended June 30, 2013 and 2012.

Information pertaining to securities with gross unrealized losses at June 30, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

June 30, 2013
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Available-for-Sale

Debt Securities
Mortgage-Backed Securities	$737	$27,875	$--	$--
Marketable Equity Securities	--	--	--	--

Total Securities Available-for-Sale	$737	$27,875	$--	$--

The unrealized losses on the Company’s investment in mortgage-backed securities at June 30, 2013 were caused by interest rate changes.  The contractual cash flows of these investments are guaranteed by agencies of the U.S. government.  Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013.

There were no unrealized losses as of June 30, 2012.

At June 30, 2013, securities with a carrying value of $12.7 million were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $96.7 million were pledged to secure FHLB advances.

During the year ended June 30, 2012, the Company transferred certain investments from the held-to-maturity category to the available-for-sale category.  These securities were transferred in accordance with the limited exceptions as provided by ASC 320, Investments - Debt and Equity Securities.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.	Loans Receivable

Loans receivable at June 30, 2013 and 2012, are summarized as follows:

	2013	2012
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One- to Four-Family Residential	$73,243	$59,410
Commercial	51,169	39,230
Multi-Family Residential	19,587	12,919
Land	15,589	12,317
Construction	16,937	22,660
Equity and Second Mortgage	2,305	2,520
Equity Lines of Credit	12,592	8,461

Total Mortgage Loans	191,422	157,517

Commercial Loans	16,776	12,369
Consumer Loans
Loans on Savings Accounts	259	227
Automobile and Other Consumer Loans	128	228

Total Consumer and Other Loans	387	455
Total Loans	208,585	170,341

Less: Allowance for Loan Losses	(2,240)	(1,698)
Unamortized Loan Fees	(266)	(380)

Net Loans Receivable	$206,079	$168,263

An analysis of the allowance for loan losses follows:

	2013	2012
	(In Thousands)

Balance - Beginning of Year	$1,698	$842
Provision for Loan Losses	558	856
Loan Charge-Offs	(16)	--

Balance - End of Year	$2,240	$1,698

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.                  Loans Receivable (Continued)

Fixed rate loans receivable as of June 30, 2013, are scheduled to mature and adjustable rate loans are scheduled to re-price as follows (in thousands):

	Under	Over One	Over Five	Over
	One	to Five	to Ten	Ten
	Year	Years	Years	Years	Total
Loans Secured by One- to Four-		(In Thousands)
Family Residential
Fixed Rate	$3,674	$35,210	$3,528	$20,594	$63,006
Adjustable Rate	1,113	613	1,845	6,666	10,237
Other Loans Secured by Real Estate
Fixed Rate	50,664	52,894	9,626	4,995	118,179
All Other Loans	6,739	9,960	355	109	17,163

Total	$62,190	$98,677	$15,354	$32,364	$208,585

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

The Company uses the following definitions for risk ratings:

Pass - Loans classified as pass are well protected by the current net worth or paying capacity of the obligor or by the fair value, less cost to acquire and sell, the underlying collateral in a timely manner.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.                 Loans Receivable (Continued)

Credit Quality Indicators (Continued)
The following tables present the grading of loans, segregated by class of loans, as of June 30, 2013 and 2012:

June 30, 2013	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$72,595	$313	$335	$--	$73,243
Commercial	49,457	--	1,712	--	51,169
Multi-Family Residential	19,587	--	--	--	19,587
Land	15,589	--	--	--	15,589
Construction	16,937	--	--	--	16,937
Equity and Second Mortgage	2,305	--	--	--	2,305
Equity Lines of Credit	12,476	89	--	27	12,592
Commercial Loans	13,545	--	3,231	--	16,776
Consumer Loans	387	--	--	--	387

Total	$202,878	$402	$5,278	$27	$208,585

June 30, 2012	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$58,531	$517	$362	$--	$59,410
Commercial	39,230	--	--	--	39,230
Multi-Family Residential	12,919	--	--	--	12,919
Land	12,317	--	--	--	12,317
Construction	22,660	--	--	--	22,660
Equity and Second Mortgage	2,520	--	--	--	2,520
Equity Lines of Credit	8,345	27	89	--	8,461
Commercial Loans	12,369	--	--	--	12,369
Consumer Loans	455	--	--	--	455

Total	$169,346	$544	$451	$--	$170,341

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.                 Loans Receivable (Continued)

Credit Quality Indicators (Continued)
An aging analysis of past due loans, segregated by class of loans, as of June 30, 2013 and 2012, is as follows:

June 30, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$1,437	$925	$622	$2,984	$70,259	$73,243	$236
Commercial	--	--	--	--	51,169	51,169	--
Multi-Family Residential	--	--	--	--	19,587	19,587	--
Land	--	--	--	--	15,589	15,589	--
Construction	--	--	--	--	16,937	16,937	--
Equity and Second Mortgage	-	--	--	--	2,305	2,305	--
Equity Lines of Credit	--	--	27	27	12,565	12,592	--
Commercial Loans	--	--	--	--	16,776	16,776	--
Consumer Loans	--	--	--	--	387	387	--

Total	$1,437	$925	$649	$3,011	$205,574	$208,585	$236

June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
				(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$2,039	$1,024	$14	$3,077	$56,333	$59,410	$--
Commercial	--	--	--	--	39,230	39,230	--
Multi-Family Residential	--	--	--	--	12,919	12,919	--
Land	--	--	--	--	12,317	12,317	--
Construction	--	--	--	--	22,660	22,660	--
Equity and Second Mortgage	--	--	--	--	2,520	2,520	--
Equity Lines of Credit	--	--	--	--	8,461	8,461	--
Commercial Loans	--	--	--	--	12,369	12,369	--
Consumer Loans	--	--	--	--	455	455	--

Total	$2,039	$1,024	$14	$3,077	$167,264	$170,341	$--

The Company’s loan portfolio also includes a loan that has been modified in a troubled debt restructuring (TDR), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties.  These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, or other actions.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.                 Loans Receivable (Continued)

Credit Quality Indicators (Continued)
When the Company modifies a loan, management evaluates any possible concession based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the sole source of repayment for the loan is the liquidation of the collateral.  In these cases, management uses the current fair value of the collateral, less selling costs.  If management determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through an allowance estimate.

The TDR shown in the following table was modified by an interest rate adjustment and is currently included in non-accrual loans due to non-performance after the modification, as of June 30, 2013:

Loan Type	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Reserves Allocated
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	1	$334	$334	$--

Total	1	$334	$334	$--

There were no troubled debt restructurings as of June 30, 2012.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.                 Loans Receivable (Continued)

Credit Quality Indicators (Continued)
The allowance for loan losses and recorded investment in loans for the year ended June 30, 2013 and 2012, was as follows:

	Real Estate Loans
June 30, 2013	Residential	Commercial	Multi- Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$306	$185	$205	$270	$311	$110	$281	$30	$1,698
Charge-Offs	--	--	--	--	--	(16)	--	--	(16)
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	717	153	(102)	(143)	(165)	(9)	131	(24)	558
Ending Balances	$1,023	$338	$103	$127	$146	$85	$412	$6	$2,240

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,023	338	103	127	146	85	412	6	2,240

Loans Receivable:
Ending Balances - Total	$73,243	$51,169	$19,587	$15,589	$16,937	$14,897	$16,776	$387	$208,585
Ending Balances:
Evaluated for Impairment:
Individually	648	1,712	--	--	--	116	3,231	--	5,707
Collectively	$72,595	$49,457	$19,587	$15,589	$16,937	$14,781	$13,545	$387	$202,878

	Real Estate Loans
June 30, 2012	Residential	Commercial	Multi- Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$110	$125	$140	$150	$130	$--	$175	$12	$842
Charge-Offs	--	--	--	--	--	--	--	--	--
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	196	60	65	120	181	110	106	18	856
Ending Balances	$306	$185	$205	$270	$311	$110	$281	$30	$1,698

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	306	185	205	270	311	110	281	30	1,698

Loans Receivable:
Ending Balances - Total	$59,410	$39,230	$12,919	$12,317	$22,660	$10,981	$12,369	$455	$170,341
Ending Balances:
Evaluated for Impairment:
Individually	879	--	--	--	--	116	--	--	995
Collectively	$58,531	$39,230	$12,919	$12,317	$22,660	$10,865	$12,369	$455	$169,346

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.                 Loans Receivable (Continued)

Credit Quality Indicators (Continued)
The following tables present loans individually evaluated for impairment, segregated by class of loans, as of June 30, 2013 and 2012:

June 30, 2013	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$648	$648	$--	$648	$--	$650
Commercial	1,712	1,712	--	1,712	--	1,151
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	116	116	--	116	--	116
Commercial Loans	3,231	3,231	--	3,231	--	3,534
Consumer Loans	--	--	--	--	--	--

Total	$5,707	$5,707	$--	$5,707	$--	$5,451

June 30, 2012	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$879	$879	$--	$879	$--	$797
Commercial	--	--	--	--	--	--
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	116	116	--	116	--	71
Commercial Loans	--	--	--	--	--	--
Consumer Loans	--	--	--	--	--	--

Total	$995	$995	$--	$995	$--	$868

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.                 Loans Receivable (Continued)

Credit Quality Indicators (Continued)
For the years ended June 30, 2013 and 2012, approximately $16,000 and $0, respectively, of interest was foregone on non-accrual loans.  Impaired loans consisted of non-accruing loans at June 30, 2013 and 2012.  Impaired loans, segregated by class of loans, were as follows:

	2013	2012
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$386	$14
Commercial	--	--
Multi-Family Residential	--	--
Land	--	--
Construction	--	--
Equity and Second Mortgage	--	--
Equity Lines of Credit	27	--
Commercial Loans	--	--
Consumer Loans	--	--

Total	$413	$14

Note 4.	Accrued Interest Receivable

Accrued interest receivable at June 30, 2013 and 2012, consisted of the following:

	2013	2012
	(In Thousands)
Accrued Interest on:
Mortgage Loans	$612	$557
Other Loans	42	93
Investments	3	3
Mortgage-Backed Securities	117	173

Total	$774	$826

Note 5.	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	2013	2012
	(In Thousands)

Land	$2,544	$2,351
Buildings	3,377	2,936
Equipment	1,222	959
Construction in Progress	967	--
	8,110	6,246
Accumulated Depreciation	(1,551)	(1,374)

Total	$6,559	$4,872

Depreciation expense charged against operations for the years ended June 30, 2013 and 2012, was $222,000 and $205,000, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 6.	Deposits

Deposits at June 30, 2013 and 2012, are summarized as follows:

	Weighted	Weighted
	Average	Average
	Rate at	Rate at	2013		2012
	6/30/2013	6/30/2012	Amount	Percent	Amount	Percent
			(Dollars in Thousands)

Non-Interest Bearing	0.00%	0.00%	$26,027	12.28%	$20,575	9.29%
NOW Accounts	1.00%	1.13%	24,625	11.62	16,887	7.63
Money Market	0.35%	0.54%	39,482	18.63	68,446	30.91
Passbook Savings	0.24%	0.33%	9,524	4.49	6,893	3.11
			99,658	47.02	112,801	50.94

Certificates of Deposit	1.43%	2.01%	112,264	52.98	108,635	49.06

Total Deposits			$211,922	100.00%	$221,436	100.00%

The composition of certificates of deposit accounts by interest rate is as follows:

	2013			2012
	Amount	Percent		Amount	Percent
	(Dollars in Thousands)

0.00% to 0.99%	$ 34,288	30.54%		$ 23,233	21.39%
1.00% to 1.99%	40,466	36.04		37,443	34.47
2.00% to 2.99%	21,822	19.44		27,024	24.88
3.00% to 3.99%	15,354	13.68		19,135	17.61
4.00% to 4.99%	334	0.30		579	0.53
5.00% to 5.99%	--	--		1,221	1.12

Total Deposits	$112,264	100.00 ___	%	$108,635	100.00%

Maturities of certificates of deposit accounts at June 30, 2013, are scheduled as follows:

			Weighted
Year Ending			Average
June 30,	Amount	Percent	Rate
	(Dollars in Thousands)

2014	$45,967	40.94%	1.29%
2015	27,591	24.58	1.94%
2016	18,541	16.52	2.15%
2017	16,532	14.73	1.94%
2018	3,633	3.23	1.40%

Total	$112,264	100.00%

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 6.                 Deposits (Continued)

Interest expense on deposits for the years ended June 30, 2013 and 2012, was as follows:

	2013	2012
	(In Thousands)

NOW and Money Market	$351	$334
Passbook Savings	21	39
Certificates of Deposit	1,872	2,088

Total	$2,244	$2,461

The aggregate amount of time deposits in denominations of $100,000 or more at June 30, 2013 and 2012, was $53.5 million and $48.3 million, respectively.

At June 30, 2013 and 2012, the Bank had brokered certificates of deposit totaling $12.7 million and $10.4 million, respectively. The brokered certificates of deposit are callable by the Bank after twelve months.

Included in money market accounts at June 30, 2012 was a non-recurring deposit that had a balance of $31.7 million at June 30, 2012. The deposit was short-term in nature and withdrawn as of August 1, 2012.

Note 7.                 Advances from Federal Home Loan Bank of Dallas

Pursuant to collateral agreements with the Federal Home Loan Bank of Dallas (FHLB), advances are secured by a blanket floating lien on first mortgage loans.  Total interest expense recognized amounted to $326,000 and $589,000, for fiscal years 2013 and 2012, respectively.

Advances at June 30, 2013 and 2012, consisted of the following:

	Advance Total
Contract Rate	2013	2012
	(In Thousands)

0.00% to 0.99%	$17,100	$13,000
1.00% to 1.99%	--	--
2.00% to 2.99%	353	1,578
3.00% to 3.99%	1,153	4,055
4.00% to 4.99%	3,056	4,638
5.00% to 5.99%	--	198

Total	$21,662	$23,469

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 7.                 Advances from Federal Home Loan Bank of Dallas (Continued)

Maturities of advances at June 30, 2013 are as follows (in thousands):

Year Ending
June 30,	Amount

2014	$19,015
2015	236
2016	246
2017	258
2018	270
Thereafter	1,637

Total	$21,662

Note 8.	Other Borrowings

At June 30, 2013, the Company had available a $2.0 million line of credit agreement with a bank, maturing March 20, 2014.  The line is secured by 100 shares of the subsidiary Bank’s common stock and bears interest at a rate of 4.25%.  At June 30, 2013, amounts drawn on the line of credit totaled $500,000.  There was no line of credit outstanding at June 30, 2012.

Note 9.	Commitments

Lease Commitments
The Bank leases property for three branch facilities expiring in various years through November 2018.

Future minimum rental payments resulting from the non-cancelable term of these leases are as follows (in thousands):

Year Ending
June 30,	Amount

2014	$151
2015	76
2016	72
2017	26
2018	26
Thereafter	11

Total	$362

Total rent expense paid under the terms of these leases for the years ended June 30, 2013 and 2012, amounted to $147,000 and $129,000, respectively.  Rent expense for the years ended
June 30, 2013 and 2012, is net of sublease rental income in the amount of $6,000.  Future rentals to be received under a month-to-month sublease are expected to be $500 per month.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 9.	Commitments (Continued)

Contractual Commitment (Continued)
The future minimum commitments for the on-line processing services are as follows (in thousands):

Year Ending
June 30,	Amount
(In Thousands)

2014	$48
2015	28

Total	$76

Employment Contracts
The Company and the Bank have employment contracts with certain key employees.  These contracts provide for compensation and termination benefits.  The future minimum commitments for employment contracts are as follows (in thousands):

Year Ending
June 30,	Amount
(In Thousands)

2014	$459
2015	431
2016	378
2017	354
2018	274

Total	$1,896

Note 10.                 Income Taxes

The Company and its subsidiary file consolidated federal income tax returns.  The current provision for federal and state income taxes is calculated on pretax accounting income adjusted by items considered to be permanent differences between book and taxable income.  Income tax expense for the years ended June 30, 2013 and 2012, is summarized as follows:

	2013	2012
	(In Thousands)

Current	$1,755	$1,499
Deferred	(127)	(372)

Total	$1,628	$1,127

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 10.                 Income Taxes (Continued)

The effective federal income tax rate for the years ended June 30, 2013 and 2012, was 34.2% and 28.39%, respectively.  Reconciliations of income tax expense at the statutory rate to the Company’s effective rates are as follows:

	2013	2012
	(In Thousands)

Computed at Expected Statutory Rate	$1,618	$1,350
Capital Gains and Losses	40	(163)
Stock Option Compensation	(2)	11
Non-Taxable Income	(64)	(71)
Other	36	--

Provision for Income Tax Expense	$1,628	$1,127

At June 30, 2013 and 2012, temporary differences between the financial statement carrying amount and tax bases of assets that gave rise to deferred tax recognition were related to the effect of loan bad debt deduction differences for tax and book purposes, deferred stock option compensation and non-deductible capital losses.  The deferred tax expense or benefit related to securities available-for-sale has no effect on the Bank's income tax provision since it is charged or credited to the Bank’s other comprehensive income or loss equity component.  A valuation allowance has been established to eliminate the deferred tax benefit of capital losses due to the uncertainty as to whether the tax benefits would be realized in future periods.

The net deferred income tax asset and liability consisted of the following components at June 30, 2013 and 2012:

	2013	2012
	(In Thousands)
Deferred Tax Assets
Stock Option Compensation	$92	$110
Loans Receivable - Bad Debt Loss Allowance	655	471
Capital Losses	154	154
	901	735
Valuation Allowance	(103)	(64)

Net Deferred Tax Assets	798	671

Deferred Tax Liabilities
Market Value Adjustment to
Available-for-Sale Securities	(23)	(707)

Net Deferred Tax Assets (Liabilities)	$775	$(36)

In computing federal taxes on income under provisions of the Internal Revenue Code in years past, earnings appropriated by savings and loan associations to general reserves were deductible in arriving at taxable income if certain conditions were met.  Bank retained earnings appropriated to the federal insurance reserve at June 30, 2013 and 2012, amounted to $4.0 million.  Included were appropriations of net income of prior years of $3.3 million, for which no provision for federal income taxes has been made.  If this portion of the reserve is used for any purpose other than to absorb losses, a tax liability will be imposed upon the Bank at the then current federal income tax rate.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 10.                 Income Taxes (Continued)

At June 30, 2013 and 2012, the Company did not have any tax positions which resulted in unrecognized tax benefits.  In addition, the Company had no amount of interest and penalties recognized in the consolidated statements of operations for the years ended June 30, 2013 and 2012, nor any amount of interest and penalties recognized in the consolidated balance sheets as of June 30, 2013 and 2012.  As of June 30, 2013 and 2012, the Company had no uncertain tax positions.  As of June 30, 2013, the tax years that remain open for examination by tax jurisdictions include the years ended June 30, 2012, 2011 and 2010.

Note 11.                 Employee Benefit Plans

Effective November 15, 2004, the Bank adopted the Home Federal Bank Employees’ Savings and Profit Sharing Plan and Trust administered by the Pentegra Group.  This plan complies with the requirements of Section 401(k) of the Internal Revenue Code.  Those eligible for this defined contribution plan must have completed twelve months of full time service and attained age 21.  Participating employees may make elective salary reduction contributions of up to $16,500, of their eligible compensation.  The Bank will contribute a basic “safe harbor” contribution of 3% of participant plan salary and will match 50% of the first 6% of plan salary elective deferrals.  The Bank is also permitted to make discretionary contributions to be allocated to participant accounts.  Pension costs, including administrative fees, attributable to the Bank’s 401(k) safe harbor plan for the years ended June 30, 2013 and 2012, were $229,000 and $203,000, respectively.

During fiscal year 2011, The Company established a Survivor Benefit Plan for the benefit of selected executives.  The purpose of the plan is to provide benefits to designated beneficiaries if a participant dies while employed by the Company.  The plan is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the plan are payable from the general assets of the Company.  At June 30, 2013 and 2012, there were no obligations requiring accrual for this plan.

The Bank adopted a Supplemental Executive Retirement Agreement ("SERP") effective as of January 1, 2013, (Effective Date) for its Chief Financial Officer, Clyde D. Patterson. The agreement is to encourage Mr. Patterson to remain employed by the Bank until December 31, 2017 (Target Retirement Date), in exchange for supplemental retirement benefits payable in equal annual installments of $25,000 for ten consecutive years. Mr. Patterson will be 100% vested after an additional five years of service following the Effective Date, and shall vest ratably (i.e. 20% per year for five years) in the full retirement benefit for each year of service credit earned following the Effective Date. In the event of his death after a separation from service on or after December 31, 2017 and prior to receipt of ten years of Supplemental Retirement Benefits, the remainder will be payable each year to his designated beneficiary. In the event of his death while in active service, the designated beneficiary shall receive the full Supplemental Retirement Benefit in a single lump sum payment within thirty days following the date of death. In the event of his separation from service prior to December 31, 2017, whether with or without cause, Mr. Patterson shall be entitled to receive his accrued benefit payable in a lump sum on the first day of the next calendar quarter. Mr. Patterson shall be 100% vested in his accrued benefit at all times.

The Bank adopted a Supplemental Executive Retirement Agreement ("SERP") on December 27, 2012 (Effective Date) for its Chief Executive Officer, Daniel R. Herndon. The Agreement is to encourage Mr. Herndon to remain employed by the Bank until December 31, 2017 (Target Retirement Date), in exchange for retirement benefits payable in equal annual installments of $75,000 for eight consecutive years.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 11.                 Employee Benefit Plans (Continued)

Mr. Herndon will be 100% vested after an additional five years of service following the Effective Date, and shall vest ratably (i.e. 20% per year for five years) in the full retirement benefit for each year of service credit earned following the Effective Date. In the event of his death after a separation from service on or after December 31, 2017, and prior to receipt of eight years of Supplemental Retirement Benefits, the remainder will be payable each year to his designated beneficiary. In the event of his death while in active service, the designated beneficiary shall receive the full Supplemental Retirement Benefit in a  single  lump sum payment within thirty days following the date of death. In the event of his separation from service prior to December 31, 2017, whether with or without cause, Mr. Herndon shall be entitled to receive his accrued benefit payable in a lump sum on the first day of the next calendar quarter. Mr. Herndon shall be 100% vested in his accrued benefit at all times.

For the year ended June 30, 2013, the Company recorded compensation expense totaling $65,252, to accrue the benefits required by the SERP agreements. The Bank's future compensation expense under these agreements is approximately $140,000 to $170,000 per year through December 2017.

Note 12.	Employee Stock Ownership Plan

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 12.                 Employee Stock Ownership Plan (Continued)

As compensation expense is incurred, the unearned ESOP shares account is reduced based on the original cost of the stock.  The difference between the cost and the average market price of shares released for allocation is applied to additional paid-in capital.  ESOP compensation expense for the years ended June 30, 2013 and 2012, was $200,000 and $159,000, respectively.

The ESOP shares as of June 30, 2013 and 2012, were as follows:

	2013	2012
Allocated Shares	57,226	45,696
Shares Released for Allocation	5,765	5,765
Unreleased Shares	167,609	179,139

Total ESOP Shares	230,600	230,600

Fair Value of Unreleased Shares (In Thousands)	$2,906	$2,642

Stock Price at June 30, 2013 and 2012, Respectively	$17.34	$14.75

Note 13.                 Stock-Based Compensation

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement (the 2005 Recognition Plan) as an incentive to retain personnel of experience and ability in key positions.  As a result of the second step conversion, the 2005 Recognition Plan became a stock benefit plan of the Company, and the Mid-Tier Company’s common stock was exchanged for stock of the Company.  The aggregate number of shares of the Company’s common stock subject to award under the 2005 Recognition Plan totaled 63,547 (as adjusted for the conversion described in Note 1).  As shares were acquired for the 2005 Recognition Plan, the purchase price of these shares was recorded as a contra equity account.  As the shares are distributed, the contra equity account is reduced.

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement (the 2011 Recognition Plan, together with the 2005 Recognition Plan, the Recognition Plan) as an incentive to retain personnel of experience and ability in key positions. The aggregate number of shares of the Company’s common stock available for award under the 2011 Recognition Plan totaled 77,808 shares. As of June 30, 2013, 69,251 shares were awarded under the 2011 Recognition Plan.

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

The cost associated with the 2005 Recognition Plan is based on a share price of $10.93 (as adjusted), which represents the market price of the Company’s stock on the date on which the 2005 Recognition Plan shares were granted. The cost associated with the 2011 Recognition Plan is based on a share price of $14.70, which represents the fair market price of the Company’s stock on the date on which the 2011 Recognition Plan shares were granted. The cost of the Recognition Plan is being recognized over the five year vesting period.  Compensation expense pertaining to the Recognition Plan was $209,000 and $90,000, for the years ended June 30, 2013 and 2012, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 13.	Stock-Based Compensation (Continued)

A summary of the changes in restricted stock follows:

	Unawarded Shares		Awarded Shares
	2013	2012	2013	2012

Balance - Beginning of Year	8,557	--	69,251	2,808
Granted	--	8,557	--	69,251
Forfeited	--	--	--	--
Earned and Issued	--	--	(13,842)	(2,808)

Balance - End of Year	8,557	8,557	55,409	69,251

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

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan (the 2011 Option Plan, together with the 2005 Option Plan, the Option Plan) for the benefit of directors, officers, and other employees. The aggregate number of shares of common stock reserved for issuance under the 2011 Option Plan totaled 194,522. Both incentive stock options and non-qualified stock options may be granted under the Option Plan. As of June 30, 2013, 169,235 options had been granted under the 2011 Option Plan.

On August 18, 2005, the Company granted 158,858 options (as adjusted for the conversion described in Note 1), to directors and employees.  Under the 2005 Option Plan, the exercise price of each option cannot be less than the fair market value of the underlying common stock as of the date of the option grant, which was $10.82 (as adjusted), and the maximum term is ten years.  On August 19, 2010, the Company granted 21,616 options under the 2005 Option Plan that were previously forfeited (as adjusted for the conversion), at an exercise price of $10.93 per share.  On January 31, 2012, 169,234 options were granted to directors and employees at an exercise price of $14.70 per share under the 2011 Option Plan.

Incentive stock options and non-qualified stock options granted under the Option Plan become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted.  No vesting shall occur after an employee’s employment or service as a director is terminated.  As of June 30, 2013, 2,133 and 25,288 stock options were available for future grant under the 2005 Option Plan and the 2011 Option Plan, respectively. In the event of death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 13.	Stock-Based Compensation (Continued)

Following is a summary of the status of the Option Plan (as adjusted for the conversion) during the fiscal years ended June 30, 2013 and 2012:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Shares	Price	Term	Value
Outstanding at June 30, 2012	334,822	$13.08
Granted	--	--
Exercised	(70,325)	10.93
Forfeited	--	--
Outstanding at June 30, 2013	264,497	$13.64	7.24	$977,321

Options Exercisable at June 30, 2013	88,720	$12.22	4.94	$454,674

Outstanding at June 30, 2011	158,868	$10.83
Granted	194,522	14.70
Exercised	(18,568)	10.82
Forfeited	--	--
Outstanding at June 30, 2012	334,822	$13.08	7.21	$561,000

Options Exercisable at June 30, 2012	120,875	$10.82	3.31	$475,000

The fair value of each option granted is estimated on the grant date using the Black-Scholes model.  The following assumptions were made in estimating fair value.  The fair value has been adjusted for the exchange ratio as a result of the second-step conversion:

	2011 Option Plan	2005 Option Plan
Dividend Yield	1.65%	2.0%
Expected Term	10 years	10 Years
Risk-Free Interest Rate	1.83%	4.13%
Expected Life	10 years	10 Years
Expected Volatility	29.74%	8.59%

A summary of the status of the Company’s nonvested options as of June 30, 2013, and changes during the year ended June 30, 2013, is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Nonvested at June 30, 2012	213,947	$14.36
Granted	--	--
Vested	(38,170)	14.27
Forfeited	--	--
Nonvested at June 30, 2013	175,777	$14.37

The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of the grant.  At June 30, 2013 and 2012, compensation expense charged to operations was $166,000 and $74,000, respectively.

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

No material gains or losses are anticipated as a result of these transactions.

At June 30, 2013 and 2012, the following financial instruments were outstanding:

	Contract Amount
	2013	2012
	(In Thousands)

Commitments to Grant Loans	$29,071	$23,682
Unfunded Commitments Under Lines of Credit	8,063	6,557
	$37,134	$30,239

Fixed Rate Loans (3.125% - 5.75% in 2013; 2.75% - 3.88% in 2012)	$37,134	$30,239
Variable Rate Loans	--	--
	$37,134	$30,239

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

Other Credit Concentrations

The Bank has purchased, with recourse from the seller, a significant number of loans from third-party mortgage originators.  These loans are serviced by these entities.  At June 30, 2013 and 2012, the balance of the loans outstanding being serviced by these entities was $8.3 million and $8.7 million, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 14.                 Off-Balance Sheet Activities (Continued)

Credit Related Financial Instruments (Continued)

Interest Rate Floors and Caps

The Bank writes interest rate floors and caps into its variable rate mortgage loan contracts and loan servicing agreements in an attempt to manage its interest rate exposure.  Such floors and caps enable customers to transfer, modify, or reduce their interest rate risk, which, in turn, creates an off-balance sheet market risk to the Bank.  At June 30, 2013, the Bank's loan portfolio contained approximately $10.2 million of loans in which the loan contracts or servicing agreements possessed interest rate floors and caps.  Of this amount, $8.3 million consisted of purchased loans, which were originated by third-party mortgage originators.

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

An analysis of the activity in loans made to such borrowers (both direct and indirect), including lines of credit, is summarized as follows for the years ended June 30, 2013 and 2012:

	2013	2012
	(In Thousands)
Balance – Beginning of Year	$1,919	$1,710
Additions	1,197	1,189
Principal Payments	(1,751)	(980)

Balance – End of Year	$1,365	$1,919

Deposits from related parties held by the Bank at June 30, 2013 and 2012, amounted to $2.5 million and $1.3 million, respectively.

Note 16.                 Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly other discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital requirements that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Bank is required to maintain minimum capital ratios under OCC regulatory guidelines in order to ensure capital adequacy.  Management believes, as of June 30, 2013 and 2012, that the Bank met all OCC capital adequacy requirements to which it is subject.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 16.                 Regulatory Matters (Continued)

As of June 30, 2013, the most recent notification from the Office of Thrift Supervision, the Bank’s predecessor regulator to the OCC, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum capital ratios, which are different than those required to meet OCC capital adequacy requirements.

There are no conditions or events since that notification that management believes may have changed the Bank’s category.  The Bank was also classified as well capitalized at June 30, 2012.

The Bank’s actual and required capital amounts and ratios for OCC regulatory capital adequacy purposes are presented below as of June 30, 2013 and 2012:

				Required for Capital
		Actual		Adequacy Purposes
		Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)

June 30, 2013
Core Capital	(1)	$42,063	15.16%	$ 8,323	3.00%
Tangible Capital	(1)	42,063	15.16%	4,161	1.50%
Total Risk-Based Capital	(2)	43,971	25.48%	13,804	8.00%

June 30, 2012
Core Capital	(1)	$43,654	14.83%	$ 8,830	3,00%
Tangible Capital	(1)	43,654	14.83%	4,415	1.50%
Total Risk-Based Capital	(2)	45,102	28.99%	15,598	8.00%
__________________________
(1) Amounts and Ratios to Adjusted Total Assets
(2) Amounts and Ratios to Total Risk-Weighted Assets

The Bank’s actual and required capital amounts and ratios to be well capitalized under prompt corrective action provisions are presented below as of June 30, 2013 and 2012:

				Required to be
		Actual		Well Capitalized
		Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)

June 30, 2013
Tier 1 Leverage Capital	(1)	$42,063	15.16%	$13,871	5.00%
Tier 1 Risk-Based Capital	(2)	42,063	24.38%	10,353	6.00%
Total Risk-Based Capital	(2)	43,971	25.48%	17,256	10.00%

June 30, 2012
Tier 1 Leverage Capital	(1)	$43,654	14.83%	$14,717	5.00%
Tier 1 Risk-Based Capital	(2)	43,654	28.06%	9,336	6.00%
Total Risk-Based Capital	(2)	45,102	28.99%	15,598	10.00%
__________________________
(1) Amounts and Ratios to Adjusted Total Assets
(2) Amounts and Ratios to Total Risk-Weighted Assets

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 16.                 Regulatory Matters (Continued)

The actual and required capital amounts and ratios applicable to the Bank for the years ended June 30, 2013 and 2012, are presented in the following tables, including a reconciliation of capital under generally accepted accounting principles (GAAP) to such amounts reported for regulatory purposes:

	Actual		Minimum for Capital Adequacy Purposes
June 30, 2013	Ratio	Amount	Ratio	Amount
		(Dollars in Thousands)

Total Equity, and Ratio to Total Assets	15.21%	$42,226
Investments in and Advances to
Nonincludable Subsidiaries		(119)
Unrealized Gains on Securities Available-for-Sale		(44)
Tangible Capital, and Ratio to Adjusted Total Assets	15.16%	$42,063	1.5%	$4,161
Tier 1 (Core) Capital,
and Ratio to Adjusted Total Assets	15.16%	$42,063	3.0%	$8,323
Tier 1 (Core) Capital,
and Ratio to Risk-Weighted Assets	24.38%	$42,063
Allowance for Loan Losses		2,158
Equity Investment		(250)
Total Risk-Based Capital, and
Ratio to Risk-Weighted Assets	25.48%	$43,971	8.0%	$13,804
Total Assets		$277,602
Adjusted Total Assets		$277,417
Risk-Weighted Assets		$172,555

			Minimum for Capital
	Actual		Adequacy Purposes
June 30, 2012	Ratio	Amount	Ratio	Amount
	(Dollars in Thousands)

Total Equity, and Ratio to Total Assets	15.22%	$45,147
Investments in and Advances to
Nonincludable Subsidiaries		(121)
Unrealized Gains on Securities Available-for-Sale		(1,372)
Tangible Capital, and Ratio to Adjusted Total Assets	14.83%	$43,654	1.5%	$4,415
Tier 1 (Core) Capital,
and Ratio to Adjusted Total Assets	14.83%	$43,654	3.0%	$8,830
Tier 1 (Core) Capital,
and Ratio to Risk-Weighted Assets	28.06%	$43,654
Allowance for Loan Losses		1,698
Equity Investment		(250)
Total Risk-Based Capital, and
Ratio to Risk-Weighted Assets	28.99%	$45,102	8.0%	$15,598
Total Assets		$296,547
Adjusted Total Assets		$294,347
Risk-Weighted Assets		$155,598

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

At June 30, 2013 and 2012, the carrying amount and estimated fair values of the Bank’s financial instruments were as follows:

	2013		2012
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$3,685	$3,685	$34,863	$34,863
Securities Available-for-Sale	47,961	47,961	68,426	68,426
Securities to be Held-to-Maturity	1,465	1,465	1,381	1,381
Loans Held-for-Sale	3,464	3,464	11,157	11,157
Loans Receivable	206,079	206,055	168,263	170,138

Financial Liabilities
Deposits	211,922	211,130	221,436	225,651
Advances from FHLB	21,662	22,045	23,469	24,097

Off-Balance Sheet Items
Mortgage Loan Commitments	291	291	237	237

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 18.              Fair Value Disclosures (Continued)

•	Eliminates large position discounts for financial instruments quoted in active markets and requires consideration of the company’s creditworthiness when valuing liabilities; and

•	Expands disclosures about instruments that are measured at fair value.

The standard establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy favors the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

•	Level 1 - Fair value is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets in which the Company can participate.

•
Level 2 - Fair value is based upon (a) quoted prices for similar assets or liabilities in active markets; (b) quoted prices for identical or similar assets or liabilities in markets that are not active, that is, markets in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly; (c) inputs other than quoted prices that are observable for the asset or liability; or (d) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the year ended June 30, 2013.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 18.                 Fair Value Disclosures (Continued)

Fair values of assets and liabilities measured on a recurring basis at June 30, 2013 and 2012, are as follows:

	Fair Value Measurements
June 30, 2013	(Level 1)	(Level 2)	(Level 3)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$416	$--	$416
FNMA	--	11,960	--	11,960
GNMA	--	35,585	--	35,585

Total	$--	$47,961	$--	$47,961

	Fair Value Measurements
June 30, 2012	(Level 1)	(Level 2)	(Level 3)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$668	$--	$668
FNMA	--	22,974	--	22,974
GNMA	--	43,482	--	43,482
Equity Securities
ARM Fund	1,302	--	--	1,302

Total	$1,302	$67,124	$--	$68,426

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at June 30, 2013 or 2012.

The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis at June 30, 2013 and 2012.

	Fair Value Measurements
June 30, 2013	(Level 1)	(Level 2)	(Level 3)	Total
		(In Thousands)
Assets:
Impaired Loans,
Net of Allowance	$--	$--	$413	$413

Total	$--	$--	$413	$413

	Fair Value Measurements
June 30, 2013	(Level 1)	(Level 2)	(Level 3)	Total
		(In Thousands)
Assets:
Impaired Loans,
Net of Allowance	$--	$--	$14	14

Total	$--	$--	$14	$14

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 19.                 Earnings Per Common Share

The following table presents the components of average outstanding common shares for the years ended June 30, 2013 and 2012:

	2013	2012

Average Common Shares Issued	3,062,386	3,054,148
Average Treasury Shares Held	(486,627)	(36,985)
Average Unearned ESOP Shares	(173,374)	(184,904)
Average Unearned RRP Trust Shares	(72,082)	(32,314)

Weighted Average Number of Common
Shares Used in Basic EPS	2,330,303	2,799,945

Effect of Dilutive Securities
Stock Options	64,214	18,130

Weighted Average Number of Common
Shares and Dilutive Potential Common
Shares Used in Dilutive EPS	2,394,517	2,818,075

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in GAAP.  The share amounts have been adjusted for the conversion completed on December 22, 2010 and the exchange of Mid-Tier Company common stock for shares of the Company at an exchange ratio of 0.9110.  For the years ended June 30, 2013 and 2012, there were outstanding options to purchase 264,497 and 334,822 shares, respectively, at $13.64 per share for 2013 and $13.08 per share for 2012.

Note 20.                 Subsequent Events

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 21.                 Parent Company Financial Statements

Financial information pertaining only to Home Federal Bancorp, Inc. of Louisiana as of June 30, 2013 and 2012, is as follows:

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Balance Sheets
June 30, 2013 and 2012

	June 30,
	2013	2012
	(In Thousands)
Assets
Cash and Cash Equivalents	$29	$4,480
Investment in Subsidiary	42,226	45,148
Other Assets	241	260

Total Assets	$42,496	$49,888

Liabilities and Stockholders' Equity
Other Borrowings	$500	$--
Other Liabilities	14	--
Stockholders' Equity	41,982	49,888

Total Liabilities and Stockholders' Equity	$42,496	$49,888

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Statements of Operations
For the Years Ended June 30, 2013 and 2012

	For the Years Ended June 30,
	2013	2012
	(In Thousands)

Equity in Undistributed Earnings of Subsidiary	$3,407	$3,060
Interest Income	99	118
Gain on Sale of Securities	--	31

Total Income	3,506	3,209

Operating Expenses	456	531
Interest Expense	9	--

Total Expenses	465	531

Income Before Income Tax Benefit	3,041	2,678
Income Tax Benefit	(89)	(165)

Net Income	$3,130	$2,843

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 21.                 Parent Company Financial Statements (Continued)

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Statements of Cash Flows
For the Years Ended June 30, 2013 and 2012

	For the Years Ended June 30,
	2013	2012
	(In Thousands)
Operating Activities
Net Income	$3,130	$2,843
Adjustments to Reconcile Net Income to Net
Cash Used in Operating Activities
Gain on Sale of Securities	--	(31)
Net Amortization and Accretion on Securities	--	2
Equity in Undistributed Earnings of Subsidiary	(3,407)	(3,060)
Decrease (Increase) in Other Assets	21	(127)
Increase (Decrease) in Other Liabilities	14	(704)

Net Cash Used in Operating Activities	(242)	(1,077)

Investing Activities
Proceeds from Sale of Securities	--	10,754
Purchase of Available-for-Sale Securities	--	(1,520)

Net Cash Provided by Investing Activities	--	(9,234)

Financing Activities
Distribution from Subsidiary	5,000	--
Proceeds from Stock Options Exercised	583	76
Proceeds of Borrowings	1,500	--
Repayment of Borrowings	(1,000)	--
Acquisition of Stock for Benefit Plans	--	(1,093)
Proceeds Received from Subsidiary on Stock Compensation
Programs	617	241
Acquisition of Treasury Stock	(10,276)	(2,581)
Dividends Paid	(633)	(727)

Net Cash Used in Financing Activities	(4,209)	4,084

(Decrease) Increase in Cash and Cash Equivalents	(4,451)	4,073
Cash and Cash Equivalents, Beginning of Year	4,480	407

Cash and Cash Equivalents, End of Year	$29	$4,480

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2013.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management -Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2013 (“Proxy Statement”).

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

Item 11. Executive Compensation

The information required herein is incorporated by reference from the section captioned “Management Compensation” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management. The information required herein is incorporated by reference from the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2013.

Equity Compensation Plan Information. The following table provides information as of June 30, 2013 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2005 and 2011 Stock Option Plans and 2005 and 2011 Recognition and Retention Plans, all of which were approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	292,486	$13.56	35,977
Equity compensation plans not approved by security holders	--	--	--

Total	292,486	$13.56	35,977

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required herein is incorporated by reference from the section captioned “Indebtedness of Management and Related Party Transactions” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2013.

Item 14. Principal Accounting Fees and Services

The information required herein is incorporated by reference from the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2013.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report and are incorporated herein by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2013 and 2012
Consolidated Statements of Operations for the Years Ended June 30, 2013 and 2012
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2013 and 2012
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended June 30, 2013 and 2012
Notes to Consolidated Financial Statements

The following exhibits are filed as part of the Form 10-K, and this list includes the Exhibit Index:

No.	Description	Location
3.1	Articles of Incorporation of Home Federal Bancorp, Inc. of Louisiana	(1)
3.2	Bylaws of Home Federal Bancorp, Inc. of Louisiana	(1)
4.0	Form of Stock Certificate of Home Federal Bancorp, Inc. of Louisiana	(1)
10.1	Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan*	(2)
10.2	Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan*	(2)
10.3	Employment Agreement between Home Federal Bank and Daniel R. Herndon*	(3)
10.4	Employment Agreement between Home Federal Bancorp, Inc. of Louisiana and Daniel R. Herndon*	(3)
10.5	Employment Agreement between Home Federal Bank and James R. Barlow*	(4)
10.6	Loan Officer Incentive Plan*	(5)
10.7	Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan*	(6)
10.8	Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement*	(6)
10.9	Letter Agreement between Home Federal Bank and Adalberto Cantu, Jr., dated as of February 6, 2013*	(7)
23.0	Consent of LaPorte, A Professional Accounting Corporation	Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Co-Principal Executive Officer	Filed Herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Co-Principal Executive Officer	Filed Herewith
31.3	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed Herewith
32.0	Section 1350 Certifications	Filed Herewith
__________________
*	Denotes a management contract or compensatory plan or arrangement.
(1)	Incorporated herein by reference from Home Federal Bancorp’s Registration Statement on Form S-1, as amended, filed with the SEC on September 3, 2010 (File No. 333-169230).
(2)	Incorporated herein by reference from Home Federal Bancorp, Inc. of Louisiana’s Definitive Schedule 14A filed with the SEC on June 29, 2005 (File No. 000-51117).
(3)	Incorporated herein by reference from Home Federal Bancorp, Inc. of Louisiana’s Current Report on Form 8-K filed with the SEC on February 23, 2009 (File No. 000-51117).
(4)	Incorporated herein by reference from Home Federal Bancorp, Inc. of Louisiana’s Current Report Form 8-K filed with the SEC on January 19, 2010 (File No. 000-51117).
(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on September 17, 2012 (File No. 001-35019)
(6)
Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on December 23, 2011 filed with the Commission on October 28, 2011 (File No. 001-35019).

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2013 (File No. 001-35019).

Item 15. Exhibits and Financial Statement Schedules (continued)

The following Exhibits are being furnished as part of this report:

No.	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*
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

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Date: September 24, 2013	By:	/s/Daniel R. Herndon
Daniel R. Herndon
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/Daniel R. Herndon	Chairman of the Board and Chief Executive	September 24, 2013
Daniel R. Herndon	Officer
(Co-Principal Executive Officer)
/s/James R. Barlow	Director, President and Chief Operating	September 24, 2013
James R. Barlow	Officer
(Co-Principal Executive Officer)

/s/Clyde D. Patterson	Director, Executive Vice President and Chief Financial Officer	September 24, 2013
Clyde D. Patterson	(Principal Financial and Accounting Officer)

/s/Walter T. Colquitt	Director	September 24, 2013
Walter T. Colquitt III

/s/David A. Herndon, III	Director	September 24, 2013
David A. Herndon, III

/s/Scott D. Lawrence	Director	September 24, 2013
Scott D. Lawrence

/s/Mark M. Harrison	Director	September 24, 2013
Mark M. Harrison

/s/Woodus K. Humphrey	Director	September 24, 2013
Woodus K. Humphrey

/s/Timothy W. Wilhite	Director	September 24, 2013
Timothy W. Wilhite, Esq.