Form 10-Q
period 2013-09-30
Home Federal Bancorp, Inc. of Louisiana
filed 2013-11-12
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2013
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

(318) 222-1145
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☒  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☐ Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
Shares of common stock, par value $.01 per share, outstanding as of November 6, 2013: The registrant had 2,354,500 shares of common stock outstanding.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30, 2013	June 30, 2013
	(Dollars In Thousands)
ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $3,279 and $1,028 for September 30, 2013 and June 30, 2013, Respectively)	$10,275	$3,685
Securities Available-for-Sale	52,943	47,961
Securities Held-to-Maturity	1,599	1,465
Loans Held-for-Sale	5,976	3,464
Loans Receivable, Net of Allowance for Loan Losses of $2,306 and $2,240, Respectively	206,864	206,079
Accrued Interest Receivable	778	774
Premises and Equipment, Net	6,935	6,559
Bank Owned Life Insurance	6,074	6,030
Deferred Tax Asset	927	775
Other Assets	317	363

Total Assets	$292,688	$277,155
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$232,525	$211,922
Advances from Borrowers for Taxes and Insurance	392	277
Advances from Federal Home Loan Bank of Dallas	15,533	21,662
Other Bank Borrowings	800	500
Other Accrued Expenses and Liabilities	1,273	812
Total Liabilities	250,523	235,173

STOCKHOLDERS’ EQUITY
Preferred Stock – 10,000,000 Shares of $.01 Par Value Authorized; None Issued and Outstanding	--	--
Common Stock – 40,000,000 Shares of $.01 Par Value Authorized; 3,062,386 Shares Issued and 2,347,334 Shares Outstanding at September 30, 2013; 2,351,950 Shares Outstanding at June 30, 2013	33	32
Additional Paid-in Capital	32,525	32,218
Treasury Stock, at Cost – 715,052 shares at September 30, 2013; 710,436 at June 30, 2013	(13,641)	(13,168)
Unearned ESOP Stock	(1,648)	(1,676)
Unearned RRP Trust Stock	(853)	(863)
Retained Earnings	25,967	25,395
Accumulated Other Comprehensive (Loss) Income	(218)	44

Total Stockholders’ Equity	42,165	41,982

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$292,688	$277,155

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,
	2013	2012
	(In Thousands, Except per Share Data)
INTEREST INCOME
Loans, Including Fees	$3,050	$2,841
Investment Securities	1	7
Mortgage-Backed Securities	276	485
Other Interest-Earning Assets	4	7
Total Interest Income	3,331	3,340

INTEREST EXPENSE
Deposits	575	593
Other Bank Borrowings	7	--
Federal Home Loan Bank Borrowings	48	100
Total Interest Expense	630	693
Net Interest Income	2,701	2,647

PROVISION FOR LOAN LOSSES	66	111
Net Interest Income after Provision for Loan Losses	2,635	2,536

NON-INTEREST INCOME
Gain on Sale of Loans	476	682
Gain on Sale of Investments	--	95
Income on Bank Owned Life Insurance	44	49
Other Income	84	105
Total Non-Interest Income	604	931

NON-INTEREST EXPENSE
Compensation and Benefits	1,384	1,318
Occupancy and Equipment	195	206
Data Processing	115	87
Audit and Examination Fees	57	48
Franchise and Bank Shares Tax	93	84
Advertising	64	60
Legal Fees	93	88
Loan and Collection	32	40
Deposit Insurance Premium	33	31
Other Expense	116	99
Total Non-Interest Expense	2,182	2,061
Income Before Income Taxes	1,057	1,406

PROVISION FOR INCOME TAX EXPENSE	344	467
Net Income	$713	$939
EARNINGS PER COMMON SHARE:
Basic	$0.34	$0.36
Diluted	$0.33	$0.35
DIVIDENDS DECLARED	$0.06	$0.06

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,
	2013	2012
	(In Thousands)

Net Income	$713	$939

Other Comprehensive (Loss) Income, Net of Tax
Unrealized Holding (Loss) Gain on Securities Available-for-Sale, Net of Tax of $135 in 2013 and $53 in 2012	(262)	103

Reclassification Adjustment for Gain Included in Net Income, Net of Tax of $30 in 2012	--	(58)

Net Other Comprehensive (Loss) Income	(262)	45

Total Comprehensive Income	$451	$984

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
				(In Thousands)
BALANCE – June 30, 2012	$32	$31,199	$(1,792)	$(1,114)	$22,897	$(2,706)	$1,372	$49,888

Net Income	--	--	--	--	939	--	--	939

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	--	45	45

RRP Shares Earned	--	--	--	10	--	--	--	10

Stock Options Vested	--	42	--	--	--	--	--	42

Common Stock Issuance for Stock Option Exercises	--	386	--	--	--	--	--	386

ESOP Compensation Earned	--	18	29	--	--	--	--	47

Acquisition of Treasury Stock	--	--	--	--	--	(2,319)	--	(2,319)

Dividends Declared	--	--	--	--	(172)	--	--	(172)

BALANCE – September 30, 2012	$32	$31,645	$(1,763)	$(1,104)	$23,664	$(5,025)	$1,417	$48,866

BALANCE – June 30, 2013	$32	$32,218	$(1,676)	$(863)	$25,395	$(13,168)	$44	$41,982

Net Income	--	--	--	--	713	--	--	713

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	--	(262)	(262)

RRP Shares Earned	--	--	--	10	--	--	--	10

Stock Options Vested	--	41	--	--	--	--	--	41

Common Stock Issuance for Stock Option Exercises	1	245	--	--	--	--	--	246

ESOP Compensation Earned	--	21	28	--	--	--	--	49

Acquisition of Treasury Stock	--	--	--	--	--	(473)	--	(473)

Dividends Declared	--	--	--	--	(141)	--	--	(141)

BALANCE – September 30, 2013	$33	$32,525	$(1,648)	$(853)	$25,967	$(13,641)	$(218)	$42,165

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2013	2012
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$713	$939
Adjustments to Reconcile Net Income to Net
Cash (Used in) Provided by Operating Activities
Net Amortization and Accretion on Securities	18	8
Gain on Sale of Securities	--	(95)
Gain on Sale of Loans	(476)	(682)
Amortization of Deferred Loan Fees	(18)	(64)
Depreciation of Premises and Equipment	69	50
ESOP Expense	49	47
Stock Option Expense	41	42
Recognition and Retention Plan Expense	53	52
Deferred Income Tax	(17)	(20)
Provision for Loan Losses	66	111
Increase in Cash Surrender Value on Bank Owned Life Insurance	(44)	(49)
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(20,378)	(34,916)
Loans Held-for-Sale – Sale and Principal Repayments	18,341	37,597
Accrued Interest Receivable	(4)	(26)
Other Operating Assets	46	29
Other Operating Liabilities	419	455

Net Cash (Used In) Provided by Operating Activities	(1,122)	3,478

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(849)	(6,642)
Deferred Loan Fees Collected	17	19
Acquisition of Premises and Equipment	(445)	(260)
Activity in Available-for-Sale Securities:
Proceeds from Sales of Securities	--	20,373
Principal Payments on Mortgage-Backed Securities	3,401	3,520
Purchases of Securities	(8,798)	(20,890)
Activity in Held-to-Maturity Securities:
Redemption Proceeds	--	107
Purchases of Securities	(134)	(196)

Net Cash Used in Investing Activities	(6,808)	(3,969)

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
	September 30,
	2013	2012
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	$20,603	$(28,278)
Proceeds from Federal Home Loan Bank Advances	217,750	9,500
Repayments of Advances from Federal Home Loan Bank	(223,879)	(6,705)
Net Increase in Advances from Borrowers for Taxes and Insurance	115	51
Dividends Paid	(141)	(172)
Acquisition of Treasury Stock	(285)	(2,189)
Proceeds from Stock Options Exercised	57	256
Proceeds from other Bank Borrowings	300	--

Net Cash Provided by (Used In) Financing Activities	14,520	(27,537)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,590	(28,028)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,685	34,863

CASH AND CASH EQUIVALENTS - END OF PERIOD	$10,275	$6,835

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$636	$699
Income Taxes Paid	--	33
Market Value Adjustment for (Loss) Gain on Securities Available-for-Sale	(397)	68

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (“Home Federal Bank” or the “Bank”).  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 2013, is not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2014.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2013.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank’s customers by four full-service banking offices and one agency office, located in Caddo and Bossier Parishes, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of September 30, 2013, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which is currently inactive.

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

2.           Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$361	$16	$--	$377
FNMA Mortgage-Backed Certificates	18,965	767	234	19,498
GNMA Mortgage-Backed Certificates	33,947	8	887	33,068

Total Debt Securities	53,273	791	1,121	52,943

Total Securities Available-for-Sale	$53,273	$791	$1,121	$52,943

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
13,489 Shares – Federal Home Loan Bank	$1,349	$--	$--	$1,349
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	1,599	--	--	1,599

Total Securities Held-to-Maturity	$1,599	$--	$--	$1,599

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.           Securities (continued)

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$397	$19	$--	$416
FNMA Mortgage-Backed Certificates	11,185	775	--	11,960
GNMA Mortgage-Backed Certificates	36,312	10	737	35,585

Total Debt Securities	47,894	804	737	47,961

Total Securities Available-for-Sale	$47,894	$804	$737	$47,961

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
12,149 Shares – Federal Home Loan Bank	$1,215	$--	$--	$1,215
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	1,465	--	--	1,465

Total Securities Held-to-Maturity	$1,465	$--	$--	$1,465

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2013, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Within One Year or Less	$--	$--	$--	$--
One through Five Years	322	331	--	--
After Five through Ten Years	220	226	--	--
Over Ten Years	52,731	52,386	--	--

Total	$53,273	$52,943	$--	$--

There were no sales of available-for-sale securities during the three months ended September 30, 2013.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.           Securities (continued)

The following table shows information pertaining to gross unrealized losses on securities available-for-sale at September 30, 2013 aggregated by investment category and length of time that individual securities have been in a continuous loss position.  There were no unrealized losses on securities at June 30, 2013, and there were no unrealized losses on securities held-to-maturity at September 30, 2013.

	September 30, 2013
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale:

Debt Securities
Mortgage-Backed Securities	$635	$24,371	$487	$17,063

Total Securities Available-for-Sale	$635	$24,371	$487	$17,063

The Company’s investment in equity securities consists primarily of FHLB stock, and shares of First National Bankers Bankshares, Inc. (“FNBB”).  Management monitors its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

At September 30, 2013, securities with a carrying value of $11.8 million were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $97.2 million were pledged to secure FHLB advances.

3.           Loans Receivable

Loans receivable are summarized as follows:

	September 30, 2013	June 30, 2013
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One- to Four-Family Residential	$76,379	$73,243
Commercial	50,310	51,169
Multi-Family Residential	19,567	19,587
Land	15,317	15,589
Construction	16,152	16,937
Equity and Second Mortgage	2,215	2,305
Equity Lines of Credit	11,950	12,592
Total Mortgage Loans	191,890	191,422

Commercial Loans	17,176	16,776
Consumer Loans
Loans on Savings Accounts	246	259
Automobile and Other Consumer Loans	122	128
Total Consumer and Other Loans	368	387
Total Loans	209,434	208,585

Less: Allowance for Loan Losses	(2,306)	(2,240)
Unamortized Loan Fees	(264)	(266)
Net Loans Receivable	$206,864	$206,079

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Loans Receivable (continued)

Following is a summary of changes in the allowance for loan losses:

	Three Months Ended September 30,
	2013	2012
	(In Thousands)

Balance - Beginning of Period	$2,240	$1,698
Provision for Loan Losses	66	111
Loan Charge-Offs	--	--

Balance - End of Period	$2,306	$1, 809

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present the grading of loans, segregated by class of loans, as of September 30, 2013 and June 30, 2013:

September 30, 2013	Pass	Special Mention	Substandard	Doubtful	Total
			(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$75,814	$231	$334	$--	$76,379
Commercial	48,611	--	1,699	--	50,310
Multi-Family Residential	19,567	--	--	--	19,567
Land	15,317	--	--	--	15,317
Construction	16,152	--	--	--	16,152
Equity and Second Mortgage	2,215	--	--	--	2,215
Equity Lines of Credit	11,834	89	--	27	11,950
Commercial Loans	14,239	11	2,915	11	17,176
Consumer Loans	368	--	--	--	368
Total	$204,117	$331	$4,948	$38	$209,434

June 30, 2013	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$72,595	$313	$335	$--	$73,243
Commercial	49,457	--	1,712	--	51,169
Multi-Family Residential	19,587	--	--	--	19,587
Land	15,589	--	--	--	15,589
Construction	16,937	--	--	--	16,937
Equity and Second Mortgage	2,305	--	--	--	2,305
Equity Lines of Credit	12,476	89	--	27	12,592
Commercial Loans	13,545	--	3,231	--	16,776
Consumer Loans	387	--	--	--	387

Total	$202,878	$402	$5,278	$27	$208,585

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

The following tables present an aging analysis of past due loans, segregated by class of loans, as of September 30, 2013 and June 30, 2013:

							Recorded
							Investment
		60-89	Greater			Total	>90 Days
	30-59 Days	Days Past	Than 90	Total		Loans	and
September 30, 2013	Past Due	Due	Days	Past Due	Current	Receivable	Accruing
			(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$1,569	$492	$489	$2,550	$73,829	$76,379	$155
Commercial	--	--	--	--	50,310	50,310	--
Multi-Family Residential	--	--	--	--	19,567	19,567	--
Land	--	--	--	--	15,317	15,317	--
Construction	--	--	--	--	16,152	16,152	--
Equity and Second Mortgage	--	--	--	--	2,215	2,215	--
Equity Lines of Credit	--	--	27	27	11,923	11,950	--
Commercial Loans	--	--	11	11	17,165	17,176	11
Consumer Loans	--	--	--	--	368	368	--
Total	$1,569	$492	$527	$2,588	$206,846	$209,434	$166

							Recorded
							Investment
		60-89	Greater			Total	>90 Days
	30-59 Days	Days Past	Than 90	Total		Loans	and
June 30, 2013	Past Due	Due	Days	Past Due	Current	Receivable	Accruing
			(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$1,437	$925	$622	$2,984	$70,259	$73,243	$236
Commercial	--	--	--	--	51,169	51,169	--
Multi-Family Residential	--	--	--	--	19,587	19,587	--
Land	--	--	--	--	15,589	15,589	--
Construction	--	--	--	--	16,937	16,937	--
Equity and Second Mortgage	--	--	--	--	2,305	2,305	--
Equity Lines of Credit	--	--	27	27	12,565	12,592	--
Commercial Loans	--	--	--	--	16,776	16,776	--
Consumer Loans	--	--	--	--	387	387	--
Total	$1,437	$925	$649	$3,011	$205,574	$208,585	$236

Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings and designated as impaired.  There were no troubled debt restructurings as of September 30, 2013 or June 30, 2013.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the three months ended September 30, 2013 and the year ended June 30, 2013, was as follows:

	Real Estate Loans
						Home
						Equity
						Loans
	1-4 Family		Multi-			and Lines	Commercial	Consumer
September 30, 2013	Residential	Commercial	Family	Land	Construction	of Credit	Loans	Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,023	$338	$103	$127	$146	$85	$412	$6	$2,240
Charge-Offs	--	--	--	--	--	--	--	--	--
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	94	74	(13)	2	(17)	(5)	(71)	2	66
Ending Balances	$1,117	$412	$90	$129	$129	$80	$341	$8	$2,306

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,117	412	90	129	129	80	341	8	2,306

Loans Receivable:
Ending Balances - Total	$76,379	$50,310	$19,567	$15,317	$16,152	$14.165	$17,176	$368	$209,434
Ending Balances:
Evaluated for Impairment:
Individually	565	1,699	--	--	--	116	2,937	--	5,317
Collectively	$75,814	$48,611	$19,567	$15,317	$16,152	$14,049	$14,239	$368	$204,117

	Real Estate Loans
June 30, 2013	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$306	$185	$205	$270	$311	$110	$281	$30	$1,698
Charge-Offs	--	--	--	--	--	(16)	--	--	(16)
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	717	153	(102)	(143)	(165)	(9)	131	(24)	558
Ending Balances	$1,023	$338	$103	$127	$146	$85	$412	$6	$2,240

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,023	338	103	127	146	85	412	6	2,240

Loans Receivable:
Ending Balances - Total	$73,243	$51,169	$19,587	$15,589	$16,937	$14,897	$16,776	$387	$208,585
Ending Balances:
Evaluated for Impairment:
Individually	648	1,712	--	--	--	116	3,231	--	5,707
Collectively	$72,595	$49,457	$19,587	$15,589	$16,937	$14,781	$13,545	$387	$202,878

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class for the three months ended September 30, 2012, was as follows:

	Real Estate Loans
						Home
						Equity
						Loans
	1-4 Family		Multi-			and Lines	Commercial	Consumer
September 30, 2012	Residential	Commercial	Family	Land	Construction	of Credit	Loans	Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$306	$185	$205	$270	$311	$110	$281	$30	$1,698
Charge-Offs	--	--	--	--	--	--	--	--	--
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	560	103	(140)	(111)	(81)	(40)	(178)	(2)	111
Ending Balances	$866	$288	$65	$159	$230	$70	$103	$28	$1,809

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	936	288	65	159	230	--	103	28	1,809

Loans Receivable:
Ending Balances - Total	$60,234	$44,709	$12,850	$13,986	$21,700	$11,334	$11,784	$385	$176,982
Ending Balances:
Evaluated for Impairment:
Individually	14	--	--	--	--	--	--	--	14
Collectively	$60,220	$44,709	$12,850	$13,986	$21,700	$11,334	$11,784	$385	$176,968

The following tables present loans individually evaluated for impairment, segregated by class of loans, as of September 30, 2013 and June 30, 2013:

September 30, 2013	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$565	$565	$--	$565	$--	$567
Commercial	1,699	1,699	--	1,699	--	1,425
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	116	116	--	116	--	116
Commercial Loans	2,937	2,937	--	2,937	--	3,266
Consumer Loans	--	--	--	--	--	--

Total	$5,317	$5,317	$--	$5,317	$--	$5,374

June 30, 2013	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$648	$648	$--	$648	$--	$650
Commercial	1,712	1,712	--	1,712	--	1,151
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	116	116	--	116	--	116
Commercial Loans	3,231	3,231	--	3,231	--	3,534
Consumer Loans	--	--	--	--	--	--

Total	$5,707	$5,707	$--	$5,707	$--	$5,451

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Loans Receivable (continued)

Credit Quality Indicators (continued)

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status. Loans totaling $361,000 and $413,000 were in non-accrual status at September 30, 2013 and June 30, 2013, respectively.

There was no interest income recognized on non-accrual loans during the three months ended September 30, 2013. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the three months ended September 30, 2013 was $4,000.  There were no loans in non-accrual status at September 30, 2012.

4.           Deposits

Deposits at September 30, 2013 and June 30, 2013 consist of the following classifications:

	September 30, 2013	June 30, 2013
	(In Thousands)
Non-Interest Bearing	$37,235	$26,027
NOW Accounts	26,473	24,625
Money Markets	44,362	39,482
Passbook Savings	10,411	9,524
	118,481	99,658

Certificates of Deposit	114,044	112,264

Total Deposits	$232,525	$211,922

5.           Earnings Per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three months ended September 30, 2013 and 2012 were calculated as follows:

	Three Months Ended September 30,
	2013	2012
	(In Thousands, Except Per Share Data)

Net income	$713	$939

Weighted average shares outstanding - basic	2,113	2,594
Effect of dilutive common stock equivalents	53	67
Adjusted weighted average shares outstanding - diluted	2,166	2,661

Basic earnings per share	$0.34	$0.36
Diluted earnings per share	$0.33	$0.35

For the three months ended September 30, 2013 and 2012, there were outstanding options to purchase 241,886 and 299,088 shares, respectively, at a weighted average exercise price of $13.25 per share  For the quarter ended September 30, 2013, 53,351 options, were included in the computation of diluted earnings per share.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.           Earnings Per Share (continued)

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended September 30,
	2013	2012
	(In Thousands)
Average common shares issued	3,062	3,062
Average unearned ESOP shares	(165)	(177)
Average unearned RRP shares	(64)	(78)
Average treasury shares	(720)	(213)

Weighted average shares outstanding	2,113	2,594

6.           Stock-Based Compensation

Recognition and Retention Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement (the “2005 Recognition Plan”) as an incentive to retain personnel of experience and ability in key positions.  The aggregate number of shares of the Company’s common stock subject to award under the 2005 Recognition Plan totaled 63,547 shares (as adjusted for the exchange ratio of 0.9110 on December 22, 2010).  As the shares were acquired for the 2005 Recognition Plan, the purchase price of these shares was recorded as a contra equity account.  As the shares are distributed, the contra equity account is reduced.  During the three months ended September 30, 2013, 561 shares vested and were released from the 2005 Recognition Plan Trust and 1,125 shares remained in the 2005 Recognition Plan Trust at September 30, 2013.

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement (the “2011 Recognition Plan”, together with the 2005 Recognition  Plan, the  “Recognition  Plan”) as  an  incentive  to  retain  personnel  of  experience and ability in key positions.  The aggregate number of shares of the Company’s common stock available for award under the 2011 Recognition Plan totaled 77,808 shares.  At September 30, 2013, 63,966 shares remained in the 2011 Recognition Plan Trust.

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

The Recognition Plan cost is recognized over the five year vesting period. During the three months ended September 30, 2013, the Company recognized $53,000 in expense related to the Recognition Plans.

Stock Option Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the “2005 Option Plan”) for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2005 Option Plan totaled 158,868 (as adjusted).  Both incentive stock options and non-qualified stock options may be granted under the 2005 Option Plan.  As of September 30, 2013, 49,411 options were outstanding under the 2005 Option Plan and 2,133 were available for future grant.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.           Stock-Based Compensation (continued)

Stock Option Plan (continued)

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan (the “2011 Option Plan”, together with the 2005 Option Plan, the “Option Plans”) for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2011 Option Plan totaled 194,522.  Both incentive stock options and non-qualified stock options may be granted under the 2011 Option Plan.  As of September 30, 2013, 169,235 options had been granted under the 2011 Option Plan of which 2,047 options had been exercised and 25,287 were available for future grant.

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

7.           Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amounts of $1.6 million and $1.4 million at September 30, 2013 and June 30, 2013, respectively.

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

The carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2013		June 30, 2013
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$10,275	$10,275	$3,685	$3,685
Securities Available-for-Sale	52,943	52,943	47,961	47,961
Securities to be Held-to-Maturity	1,599	1,599	1,465	1,465
Loans Held-for-Sale	5,976	5,976	3,464	3,464
Loans Receivable	206,864	206,843	206,079	206,055

Financial Liabilities
Deposits	232,525	231,665	211,922	211,130
Advances from FHLB	15,533	15,807	21,662	22,045

Off-Balance Sheet Items
Mortgage Loan Commitments	268	268	291	291

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Fair Value Disclosures (continued)

Fair values of assets and liabilities measured on a recurring basis at September 30, 2013 and June 30, 2013 are as follows:

	Fair Value Measurements Using:
September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC Mortgage-Backed Certificates	$--	$377	$377
FNMA Mortgage-Backed Certificates	--	19,498	19,498
GNMA Mortgage-Backed Certificates	--	33,068	33,068

Total	$--	$52,943	$52,943

	Fair Value Measurements Using:
June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Total
			(In Thousands)
Available-for-Sale
Debt Securities
FHLMC Mortgage-Backed Certificates		$--	$416	$416
FNMA Mortgage-Backed Certificates		--	11,960	11,960
GNMA Mortgage-Backed Certificates		--	35,585	35,585

Total	$		$47,961	$47,961

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Home Federal Bank operates from its main office in Shreveport, Louisiana and three full service branch offices and an agency office located in Shreveport and Bossier City, Louisiana.  The Company’s primary market area is the Shreveport-Bossier City metropolitan area.  The Company offers security brokerage and advisory services through a third party provider at its agency office, which also serves as the office for the commercial lending division and as a loan production office.  During the quarter ended March 31, 2013, the Bank determined to relocate its agency office from leased property to a building at 222 Florida Street, Shreveport, Louisiana that had been held for sale.  The agency office relocation is expected to be completed in the second quarter of fiscal 2014.

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

Discussion of Financial Condition Changes from June 30, 2013 to September 30, 2013

General

At September 30, 2013, total assets amounted to $292.7 million compared to $277.2 million at June 30, 2013, an increase of approximately $15.5 million, or 5.6%. The increase in assets was comprised primarily of increases in cash and cash equivalents of $6.6 million, from $3.7 million at June 30, 2013 to $10.3 million at September 30, 2013, investment securities of $5.1 million, or 10.4%, from $49.4 million at June 30, 2013, to $54.5 million at September 30, 2013, and loans held-for-sale of $2.5 million, or 72.5%, from $3.5 million at June 30, 2013 to $6.0 million at September 30, 2013.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2013 to September 30, 2013 (continued)

Cash and Cash Equivalents

Cash and cash equivalents increased $6.6 million, or 178.8%, from $3.7 million at June 30, 2013 to $10.3 million at September 30, 2013. The $6.6 million increase in cash and cash equivalents was due in large part to a single deposit relationship with a non-recurring deposit during the quarter ended September 30, 2013, that has been partially withdrawn since the end of the quarter.

Loans Receivable, Net

Loans receivable, net, increased by $785,000, or 0.4%, to $206.9 million at September 30, 2013 compared to $206.1 million at June 30, 2013.  During the three months ended September 30, 2013, our total loan originations amounted to $54.6 million compared to $60.6 million for the three months ended September 30, 2012.  The increase in loans receivable, net, was primarily due to increases in one- to four-family residential loans of $3.1 million and commercial business loans of $400,000, partially offset by decreases in commercial real estate loans of $859,000, residential construction loans of $785,000, home equity lines of credit of $642,000, land loans of $272,000, home equity and second mortgage loans of $90,000, consumer loans of $19,000 and multi-family residential loans of $20,000.

Loans Held-for-Sale

Loans held-for-sale increased $2.5 million, or 72.5%, from $3.5 million at June 30, 2013 to $6.0 million at September 30, 2013.  The increase in loans held-for-sale results primarily from an increase at September 30, 2013 in receivables from financial institutions purchasing the Company’s loans held-for-sale and an increase in the origination volume during the first quarter of fiscal 2014.

Investment Securities

Mortgage-backed securities amounted to $54.5 million at September 30, 2013 compared to $49.4 million at June 30, 2013, an increase of $5.1 million, or 10.4%. The increase in investment securities was primarily due to the acquisition of mortgage backed securities in the amount of $8.8 million, partially offset by principal payments on securities of $3.4 million.

Premises and Equipment, Net

Premises and equipment, net, increased $376,000, to $6.9 million at September 30, 2013, compared to $6.6 million at June 30, 2013, primarily due to improvements to the new agency office and main office.

Asset Quality

At September 30, 2013, the Company had $527,000 of non-performing assets compared to $649,000 at June 30, 2013. Our non-performing assets at September 30, 2013 consisted of three single family residential loans, two of which were purchased from a local mortgage originator secured by property in our market area that are 90 days or more past due and accruing interest, one single family residential loan we originated that was 90 days or more past due and on non-accrual status, a line of credit totaling $27,000 that was on non-accrual status, and one commercial automobile loan. Following the expansion of the Company’s mortgage lending operations, the Company has not purchased mortgage loans since fiscal 2008. Non-performing assets at June 30, 2013 consisted of four single family residential mortgage loans, two of which were on non-accrual status, and one non-performing line of credit that was on non-accrual status.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2013 to September 30, 2013 (continued)

Total Liabilities

The Company’s total liabilities amounted to $250.5 million at September 30, 2013, an increase of approximately $15.4 million, or 6.5%, compared to total liabilities of $235.2 million at June 30, 2013.  The primary reason for the increase in liabilities was due to an increase in deposits of $20.6 million, or 9.7%, from $211.9 million at June 30, 2013 to $232.5 million at September 30, 2013, partially offset by a decrease in advances from the Federal Home Loan Bank of $6.1 million, or 28.3%, to $15.5 million at September 30, 2013 from $21.7 million at June 30, 2013. Certificates of Deposit increased $1.8 million, or 1.6%, from $112.3 million at June 30, 2013 to $114.0 million at September 30, 2013. Interest bearing NOW accounts increased $1.8 million, or 7.5%, from $24.6 million at June 30, 2013 to $26.5 million at September 30, 2013. Non-interest bearing accounts increased $11.2 million, or 43.1%, and passbook savings accounts increased $887,000, or 9.3%, at September 30, 2013 compared to June 30, 2013. The Company utilizes brokered certificates of deposit as a component of its strategy for lowering Home Federal Bank’s overall cost of funds. The brokered certificates of deposit, all of which have maturity dates greater than twelve months, are callable by Home Federal Bank after twelve months pursuant to early redemption provisions.  At both September 30, 2013 and June 30, 2013, the Company had $12.7 million in brokered deposits.

Shareholders’ Equity

Shareholders’ equity increased $183,000, or 0.4%, to $42.2 million at September 30, 2013, from $42.0 million at June 30, 2013.  The primarily reasons for the increase in shareholders’ equity from June 30, 2013, were net income of  $713,000, proceeds from the issuance of common stock from the exercise of stock options of $245,000, and the vesting of restricted stock awards, stock options and release of employee stock ownership plan shares totaling $101,000.  These increases in shareholders’ equity were partially offset by dividends paid of $141,000, acquisition of treasury stock of $473,000, and a decrease in the Company’s accumulated other comprehensive income of $262,000.  The Company’s book value per share increased from $17.85 at June 30, 2013 to $17.96 at September 30, 2013 based on shares outstanding of 2,351,950 and 2,347,834, respectively.

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency (“OCC”).  At September 30, 2013, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2013 and 2012

General

Net income amounted to $713,000 for the three months ended September 30, 2013 compared to $939,000 for the same period in 2012, a decrease of $226,000 or 24.1%.  The decrease was primarily due to a $327,000 or 35.1%, decrease in non-interest income and a $121,000 or 5.9%, increase in non-interest expense, partially offset by a $45,000 or 40.5%, decrease in the provision for loan losses, an increase of $54,000, or 2.0%, in net interest income and a $123,000 or 26.3%, decrease in income tax expense for the 2013 period compared to the same period in 2012.

The increase in net interest income for the three months ended September 30, 2013 was primarily due to a decrease in the Company’s cost of funds for the three months ended September 30, 2013, compared to the prior year period.  The increase in non-interest expense was primarily due to increases in compensation and benefit expense, audit and examination fees, data processing expense and other non-interest expense, partially offset by decreases in loan and collection expense and occupancy and equipment expense.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Month Periods Ended September 30, 2013 and 2012 (continued)

Net Interest Income

Net interest income for the three months ended September 30, 2013 was $2.7 million, an increase of $54,000, or 2.0%, in comparison to $2.6 million for the three months ended September 30, 2012.  This increase was primarily due to a decrease of $63,000 or 9.1%, in the Company’s cost of funds.  Total interest income was $3.3 million for both three month periods. The cost of funds from Federal Home Loan Bank borrowings decreased $52,000, or 52.0%, compared to the prior year three month period while interest paid on deposits decreased $18,000, or 3.0%, compared to the prior year three month period.

The Company’s average interest rate spread was 3.65% for the three months ended September 30, 2013, compared to 3.77% for the three months ended September 30, 2012.  The Company’s net interest margin was 3.91% for the three months ended September 30, 2013 compared to 4.08% for the three months ended September 30, 2012.  The decrease in net interest margin and average interest rate spread for the three month periods is attributable primarily to a higher volume of interest earning assets and decreasing interest rates.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market area and other factors related to the collectability of Home Federal Bank’s loan portfolio, a provision for loan losses of $66,000 was made during the three months ended September 30, 2013, compared to a $111,000 provision made during the three months ended September 30, 2012. The allowance for loan losses was $2.3 million, or 1.10% of total loans receivable, at September 30, 2013 compared to $1.8 million, or 1.02%, of total loans receivable at September 30, 2012.  At September 30, 2013, Home Federal Bank had five non-performing loans in the aggregate amount of $527,000 and no other non-performing assets or troubled-debt restructurings. At June 30, 2013, Home Federal also had five non-performing loans in the amount of $649,000. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future.

Non-interest Income

Total non-interest income amounted to $604,000 for the three months ended September 30, 2013, a decrease of $327,000 or 35.1% compared to $931,000 for the same period in 2012.  The decrease was due to decreases of $206,000 in gain on sale of loans, $95,000 in gain on sale of securities, $21,000 in other non-interest income and $5,000 in income on bank owned life insurance compared to the same period in 2012.

Non-interest Expense

Total non-interest expense increased $121,000, or 5.9%, for the three months ended September 30, 2013 compared to the prior year period.  The increase in non-interest expense was primarily due to increases of $66,000 in compensation and benefits expense, $28,000 in data processing expenses, $17,000 in other non-interest expense, $9,000 in audit and examination fees, and $9,000 in franchise bank shares tax expense. These increases were partially offset by decreases of $11,000 in occupancy and equipment expense and $8,000 in loan and collection expense.

The increases in compensation and benefits expense were a result of normal compensation and benefits increases, including stock option and recognition and retention plan expense, and the hiring of additional commercial and residential loan officers.  The aggregate compensation expense recognized by the Company for its Stock Option, ESOP and Recognition and Retention Plans amounted to $143,000 for the three months ended September 30, 2013, compared to $141,000 for the three months ended September 30, 2012.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Month Periods Ended September 30, 2013 and 2012 (continued)

The Louisiana bank shares tax is assessed on the Bank’s equity and earnings.  For the three months ended September 30, 2013, the Company recognized franchise and bank shares tax expense of $93,000 compared to $84,000 for the same period in 2012.

Income Taxes

Income taxes amounted to $344,000 for the three months ended September 30, 2013, resulting in an effective tax rate of 32.5%. Income taxes amounted to $467,000 for the three months ended September 30, 2012, resulting in an effective tax rate of 33.2%.  The decrease in the effective income tax rate for the three months ended September 30, 2013, compared to the prior year period, is primarily the result of the effect of non-taxable income resulting in a 0.7% reduction, in rate for the three months ended September 30, 2013.

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

	Three Months Ended September 30,
	2013			2012
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities	$55,312	$277	2.00%	$65,744	$493	3.00%
Loans receivable	215,741	3,050	5.65	184,628	2,841	6.16
Interest-earning deposits	5,314	4	0.31	9,097	6	0.27
Total interest-earning assets	276,367	3,331	4.82	259,469	3,340	5.15
Non-interest-earning assets	19,241			15,176
Total assets	$295,608			$274,645
Interest-bearing liabilities:
Savings accounts	10,001	6	0.24	6,793	5	0.28
NOW accounts	25,535	68	1.06	18,432	37	0.79
Money market accounts	44,026	45	0.41	44,824	56	0.50
Certificate accounts	113,641	456	1.61	107,542	495	1.84
Total deposits	193,203	575	1.19	177,591	593	1.34
Other Borrowings	733	7	4.01	--	--	--
FHLB advances	21,864	48	0.88	23,167	100	1.73
Total interest-bearing liabilities	215,800	630	1.17%	200,758	693	1.38%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	33,963			22,718
Other liabilities	1,601			2,006
Total liabilities	251,364			225,482
Total Stockholders’ Equity(1)	44,244			49,163

Total liabilities and equity	$295,608			$274,645

Net interest-earning assets	$60,567			$58,711

Net interest income; average interest rate spread(2)		$2,701	3.65%		$2,647	3.77%
Net interest margin(3)			3.91%			4.08%
Average interest-earning assets to average interest-bearing liabilities			128.07%			129.04%
 __________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Month Periods Ended September 30, 2013 and 2012 (continued)

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  Home Federal Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $3.3 million at September 30, 2013.

A significant portion of Home Federal Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents.   Home Federal Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At September 30, 2013, Home Federal Bank had $15.5 million in advances from the Federal Home Loan Bank of Dallas and had $120.6 million in additional borrowing capacity.  Additionally, at September 30, 2013, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $16.7 million. There were no amounts purchased under this agreement as of September 30, 2013.

At September 30, 2013, Home Federal Bank had outstanding loan commitments of $26.8 million to originate loans.  At September 30, 2013, certificates of deposit scheduled to mature in less than one year totaled $45.9 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale as needed.

Home Federal Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively.  At September 30, 2013, Home Federal Bank exceeded each of its capital requirements with ratios of 14.62%, 14.62% and 25.29%, respectively.

Off-Balance Sheet Arrangements

At September 30, 2013, the Company did not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules.

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

ITEM 1A.                      RISK FACTORS

Not applicable.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended September 30, 2013 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)(b)
July 1, 2013 – July 31, 2013	10,000	$17.42	10,000	113,607
August 1, 2013 – August 31, 2013	6,317	17.50	6,317	107,290
September 1, 2013 –September 30, 2013	25	17.26	25	107,265
Total	16,342	$17.45	16,342	107,265
______________
Notes to this table:

(a)
On September 14, 2012, the Company announced by press release a repurchase program to repurchase up to 275,000 shares, or approximately 10.0% of the Company’s outstanding shares of common stock. The repurchase program was completed on July 3, 2013.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: November 12, 2013	By:	/s/Clyde D. Patterson
Clyde D. Patterson
Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)