Form 10-Q
period 2013-12-31
Home Federal Bancorp, Inc. of Louisiana
filed 2014-02-12
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	December 31, 2013
or

G	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

(318) 222-1145
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒Yes     G No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         ☒Yes    G No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer G Accelerated filer G
Non-accelerated filer G Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
G Yes ☒ No
Shares of common stock, par value $.01 per share, outstanding as of February 11, 2014: The registrant had 2,246,605 shares of common stock outstanding.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	December 31, 2013	June 30, 2013
	(Dollars In Thousands)
ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $366 and $1,028 for December 31, 2013 and June 30, 2013, Respectively)	$6,881	$3,685
Securities Available-for-Sale	43,702	47,961
Securities Held-to-Maturity	1,259	1,465
Loans Held-for-Sale	5,600	3,464
Loans Receivable, Net of Allowance for Loan Losses of $2,316 and $2,240, Respectively	212,013	206,079
Accrued Interest Receivable	825	774
Premises and Equipment, Net	8,140	6,559
Bank Owned Life Insurance	6,118	6,030
Deferred Tax Asset	808	775
Other Assets	462	363

Total Assets	$285,808	$277,155

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$225,340	$211,922
Advances from Borrowers for Taxes and Insurance	129	277
Advances from Federal Home Loan Bank of Dallas	18,457	21,662
Other Bank Borrowings	--	500
Other Accrued Expenses and Liabilities	562	812
Total Liabilities	244,488	235,173

STOCKHOLDERS’ EQUITY
Preferred Stock – 10,000,000 Shares of $.01 Par Value Authorized; None Issued and Outstanding	--	--
Common Stock – 40,000,000 Shares of $.01 Par Value Authorized; 3,062,386 Shares Issued and 2,249,962 Shares Outstanding at December 31, 2013; 2,351,950 Shares Outstanding at June 30, 2013	33	32
Additional Paid-in Capital	32,591	32,218
Treasury Stock, at Cost – 812,424 shares at December 31, 2013; 710,436 at June 30, 2013	(15,339)	(13,168)
Unearned ESOP Stock	(1,619)	(1,676)
Unearned RRP Trust Stock	(853)	(863)
Retained Earnings	26,471	25,395
Accumulated Other Comprehensive Income	36	44

Total Stockholders’ Equity	41,320	41,982

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$285,808	$277,155

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2013	2012	2013	2012
	(In Thousands, Except per Share Data)
INTEREST INCOME
Loans, Including Fees	$2,961	$2,843	$6,011	$5,684
Investment Securities	1	7	3	14
Mortgage-Backed Securities	270	447	545	932
Other Interest-Earning Assets	3	2	8	8
Total Interest Income	3,235	3,299	6,567	6,638

INTEREST EXPENSE
Deposits	556	557	1,131	1,150
Federal Home Loan Bank Borrowings	40	87	88	187
Other Bank Borrowings	7	3	14	3
Total Interest Expense	603	647	1,233	1,340
Net Interest Income	2,632	2,652	5,334	5,298

PROVISION FOR LOAN LOSSES	22	116	88	227
Net Interest Income after Provision for Loan Losses	2,610	2,536	5,246	5,071

NON-INTEREST INCOME
Gain on Sale of Loans	404	654	880	1,336
Gain on Sale of Securities	34	120	34	215
Income on Bank Owned Life Insurance	44	48	88	97
Other Income	87	97	170	203
Total Non-Interest Income	569	919	1,172	1,851

NON-INTEREST EXPENSE
Compensation and Benefits	1,346	1,347	2,730	2,664
Occupancy and Equipment	236	187	431	393
Data Processing	86	99	201	187
Audit and Examination Fees	50	58	106	106
Franchise and Bank Shares Tax	85	57	178	141
Advertising	69	60	133	120
Legal Fees	144	159	238	247
Loan and Collection	32	21	64	61
Deposit Insurance Premium	35	32	68	63
Other Expense	142	114	258	213
Total Non-Interest Expense	2,225	2,134	4,407	4,195

Income Before Income Taxes	954	1,321	2,011	2,727

PROVISION FOR INCOME TAX EXPENSE	309	440	653	908
Net Income	$645	$881	$1,358	$1,819
EARNINGS PER COMMON SHARE:
Basic	$0.31	$0.36	$0.64	$0.73
Diluted	$0.30	$0.35	$0.63	$0.71
DIVIDENDS DECLARED	$0.06	$0.06	$0.12	$0.12

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2013	2012	2013	2012
	(In Thousands)

Net Income	$645	$881	$1,358	$1,819

Other Comprehensive Income (Loss), Net of Tax
Unrealized Holding Gain (Loss) on Securities Available-for-Sale, Net of Tax of $149 and $20 in 2013, respectively, and $158 and $106 in 2012, respectively	289	(307)	39	(204)

Reclassification Adjustment for Gain Included in Net Income, Net of Tax of $18 and $24 in 2013, respectively, and $47 and $75, in 2012, respectively	(35)	(90)	(47)	(147)

Net Other Comprehensive Income (Loss)	254	(397)	(8)	(351)

Total Comprehensive Income	$899	$484	$1,350	$1,468

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
				(In Thousands)
BALANCE – June 30, 2012	$32	$31,199	$(1,792)	$(1,114)	$22,897	$(2,706)	$1,372	$49,888

Net Income	--	--	--	--	1,819	--	--	1,819

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	--	(351)	(351)

RRP Shares Earned	--	--	--	9	--	--	--	9

Stock Options Vested	--	83	--	--	--	--	--	83

Common Stock Issuance for Stock Option Exercises	--	597	--	--	--	--	--	597

ESOP Compensation Earned	--	40	58	--	--	--	--	98

Acquisition of Treasury Stock	--	--	--	--	--	(6,558)	--	(6,558)

Dividends Declared	--	--	--	--	(339)	--	--	(339)

BALANCE – December 31, 2012	$32	$31,919	$(1,734)	$(1,105)	$24,377	$(9,264)	$1,021	$45,246

BALANCE – June 30, 2013	$32	$32,218	$(1,676)	$(863)	$25,395	$(13,168)	$44	$41,982

Net Income	--	--	--	--	1,358	--	--	1,358

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	--	(8)	(8)

RRP Shares Earned	--	--	--	10	--	--	--	10

Stock Options Vested	--	81	--	--	--	--	--	81

Common Stock Issuance for Stock Option Exercises	1	249	--	--	--	--	--	250

ESOP Compensation Earned	--	43	57	--	--	--	--	100

Acquisition of Treasury Stock	--	--	--	--	--	(2,171)	--	(2,171)

Dividends Declared	--	--	--	--	(282)	--	--	(282)

BALANCE – December 31, 2013	$33	$32,591	$(1,619)	$(853)	$26,471	$(15,339)	$36	$41,320

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2013	2012
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,358	$1,819
Adjustments to Reconcile Net Income to Net
Cash (Used in) Provided by Operating Activities
Net Amortization and Accretion on Securities	38	(8)
Gain on Sale of Securities	(34)	(215)
Gain on Sale of Loans	(880)	(1,336)
Amortization of Deferred Loan Fees	(40)	(153)
Depreciation of Premises and Equipment	145	102
ESOP Expense	100	98
Stock Option Expense	81	83
Recognition and Retention Plan Expense	105	105
Deferred Income Tax	(29)	(54)
Provision for Loan Losses	88	227
Increase in Cash Surrender Value on Bank Owned Life Insurance	(88)	(97)
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(35,178)	(61,530)
Loans Held-for-Sale – Sale and Principal Repayments	33,921	65,647
Accrued Interest Receivable	(52)	24
Other Operating Assets	(99)	277
Other Operating Liabilities	(344)	(446)

Net Cash (Used In) Provided by Operating Activities	(908)	4,543

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(6,025)	(17,139)
Deferred Loan Fees Collected	44	64
Acquisition of Premises and Equipment	(1,726)	(726)
Activity in Available-for-Sale Securities:
Proceeds from Sales of Securities	6,782	33,347
Principal Payments on Mortgage-Backed Securities	6,259	7,246
Purchases of Securities	(8,798)	(31,515)
Activity in Held-to-Maturity Securities:
Redemption Proceeds	341	107
Purchases of Securities	(135)	(359)

Net Cash Used in Investing Activities	(3,258)	(8,975)

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	December 31,
	2013	2012
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	$13,417	$(25,278)
Proceeds from Federal Home Loan Bank Advances	296,350	83,500
Repayments of Advances from Federal Home Loan Bank	(299,555)	(76,726)
Net Decrease in Advances from Borrowers for Taxes and Insurance	(148)	(151)
Dividends Paid	(282)	(339)
Acquisition of Treasury Stock	(1,983)	(6,416)
Proceeds from Stock Options Exercised	63	454
Proceeds from other Bank Borrowings	300	1,000
Repayment of Other Bank Borrowings	(800)	(1,000)

Net Cash Provided by (Used In) Financing Activities	7,362	(24,956)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,196	(29,388)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,685	34,863

CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,881	$5,475

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$1,344	$1,354
Income Taxes Paid	691	1,008
Market Value Adjustment for Loss on Securities Available-for-Sale	(12)	(533)

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (“Home Federal Bank” or the “Bank”).  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six month period ended December 31, 2013, is not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2014.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2013.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank’s customers by four full-service banking offices and one agency office, located in Caddo and Bossier Parishes, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of December 31, 2013, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a significant amount of business.

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

2.           Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$339	$14	$--	$353
FNMA Mortgage-Backed Certificates	11,247	676	(118)	11,805
GNMA Mortgage-Backed Certificates	32,061	21	(538)	31,544

Total Debt Securities	43,647	711	(656)	43,702

Total Securities Available-for-Sale	$43,647	$711	$(656)	$43,702

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
10,089 Shares – Federal Home Loan Bank	$1,009	$--	$--	$1,009
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	1,259	--	--	1,259

Total Securities Held-to-Maturity	$1,259	$--	$--	$1,259

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Securities (continued)

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$397	$19	$--	$416
FNMA Mortgage-Backed Certificates	11,185	775	--	11,960
GNMA Mortgage-Backed Certificates	36,312	10	737	35,585

Total Debt Securities	47,894	804	737	47,961

Total Securities Available-for-Sale	$47,894	$804	$737	$47,961

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
12,149 Shares – Federal Home Loan Bank	$1,215	$--	$--	$1,215
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	1,465	--	--	1,465

Total Securities Held-to-Maturity	$1,465	$--	$--	$1,465

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2013, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Within One Year or Less	$--	$--	$--	$--
One through Five Years	309	317	--	--
After Five through Ten Years	194	199	--	--
Over Ten Years	43,144	43,186	--	--

Total	$43,647	$43,702	$--	$--

For the six months ended December 31, 2013, proceeds from the sale of securities available-for-sale amounted to $6.8 million. Gross realized gains amounted to $34,000 for the six months ended December 31, 2013.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.           Securities (continued)

The following tables show information pertaining to gross unrealized losses on securities available-for-sale at December 31, 2013 and June 30, 2013 aggregated by investment category and length of time that individual securities have been in a continuous loss position.  There were no unrealized losses on securities held-to-maturity at December 31, 2013 or June 30, 2013.

	December 31, 2013
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale:

Debt Securities
Mortgage-Backed Securities	$118	$1,871	$538	$24,815

Total Securities Available-for-Sale	$118	$1,871	$538	$24,815

	June 30, 2013
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
Mortgage-Backed Securities	$737	$27,875	$--	$--

Total Securities Available-for- Sale	$737	$27,875	$--	$--

The Company’s investment in equity securities consists primarily of FHLB stock and shares of First National Bankers Bankshares, Inc. (“FNBB”). Management monitors its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

At December 31, 2013, securities with a carrying value of $11.1 million were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $102.6 million were pledged to secure FHLB advances.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Loans Receivable

Loans receivable are summarized as follows:

	December 31, 2013	June 30, 3013
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One- to Four-Family Residential	$80,371	$73,243
Commercial	47,863	51,169
Multi-Family Residential	19,674	19,587
Land	14,964	15,589
Construction	15,715	16,937
Equity and Second Mortgage	2,161	2,305
Equity Lines of Credit	12,145	12,592
Total Mortgage Loans	192,893	191,422

Commercial Loans	21,238	16,776
Consumer Loans
Loans on Savings Accounts	352	259
Automobile and Other Consumer Loans	115	128
Total Consumer and Other Loans	467	387
Total Loans	214,598	208,585

Less: Allowance for Loan Losses	(2,316)	(2,240)
Unamortized Loan Fees	(269)	(266)
Net Loans Receivable	$212,013	$206,079

Following is a summary of changes in the allowance for loan losses:

	Six Months Ended December 31,
	2013	2012
	(In Thousands)

Balance - Beginning of Period	$2,240	$1,698
Provision for Loan Losses	88	227
Loan Charge-Offs	(12)	--

Balance - End of Period	$2,316	$1, 925

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

Credit Quality Indicators (continued)

The following tables present the grading of loans, segregated by class of loans, as of December 31, 2013 and June 30, 2013:

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total
		(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$79,759	$209	$403	$--	$80,371
Commercial	47,863	--	--	--	47,863
Multi-Family Residential	19,674	--	--	--	19,674
Land	14,964	--	--	--	14,964
Construction	15,715	--	--	--	15,715
Equity and Second Mortgage	2,161	--	--	--	2,161
Equity Lines of Credit	12,029	89	--	27	12,145
Commercial Loans	21,238	--	--	--	21,238
Consumer Loans	467	--	--	--	467
Total	$213,870	$298	$403	$27	$214,598

June 30, 2013	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$72,595	$313	$335	$--	$73,243
Commercial	49,457	--	1,712	--	51,169
Multi-Family Residential	19,587	--	--	--	19,587
Land	15,589	--	--	--	15,589
Construction	16,937	--	--	--	16,937
Equity and Second Mortgage	2,305	--	--	--	2,305
Equity Lines of Credit	12,476	89	--	27	12,592
Commercial Loans	13,545	--	3,231	--	16,776
Consumer Loans	387	--	--	--	387

Total	$202,878	$402	$5,278	$27	$208,585

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

The following tables present an aging analysis of past due loans, segregated by class of loans, as of December 31, 2013 and June 30, 2013:

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
			(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$1,767	$592	$538	$2,897	$77,474	$80,371	$204
Commercial	--	--	--	--	47,863	47,863	--
Multi-Family Residential	--	--	--	--	19,674	19,674	--
Land	--	--	--	--	14,964	14,964	--
Construction	--	--	--	--	15,715	15,715	--
Equity and Second Mortgage	--	--	--	--	2,161	2,161	--
Equity Lines of Credit	--	27	--	27	12,118	12,145	--
Commercial Loans	--	--	--	--	21,238	21,238	--
Consumer Loans	--	--	--	--	467	467	--
Total	$1,767	$619	$538	$2,924	$211,674	$214,598	$204

June 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$1,437	$925	$622	$2,984	$70,259	$73,243	$236
Commercial	--	--	--	--	51,169	51,169	--
Multi-Family Residential	--	--	--	--	19,587	19,587	--
Land	--	--	--	--	15,589	15,589	--
Construction	--	--	--	--	16,937	16,937	--
Equity and Second Mortgage	--	--	--	--	2,305	2,305	--
Equity Lines of Credit	--	--	27	27	12,565	12,592	--
Commercial Loans	--	--	--	--	16,776	16,776	--
Consumer Loans	--	--	--	--	387	387	--
Total	$1,437	$925	$649	$3,011	$205,574	$208,585	$236

Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings and designated as impaired.  There were no troubled debt restructurings as of December 31, 2013 or June 30, 2013.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the six months ended December 31, 2013 and the year ended June 30, 2013, was as follows:

	Real Estate Loans
						Home
						Equity
						Loans
	1-4 Family		Multi-			and Lines	Commercial	Consumer
December 31, 2013	Residential	Commercial	Family	Land	Construction	of Credit	Loans	Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,023	$338	$103	$127	$146	$85	$412	$6	$2,240
Charge-Offs	--	--	--	--	--	--	(12)	--	(12)
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	204	(8)	(11)	1	(19)	(3)	(77)	1	88
Ending Balances	$1,227	$330	$92	$128	$127	$82	$323	$7	$2,316

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1.227	330	92	128	127	82	323	7	2,316

Loans Receivable:
Ending Balances - Total	$80,371	$47,863	$19,674	$14,964	$15,715	$14,306	$21,238	$467	$214,598
Ending Balances:
Evaluated for Impairment:
Individually	612	--	--	--	--	116	--	--	728
Collectively	$79,759	$47,863	$19,674	$14,964	$15,715	$14,190	$21,238	$467	$213,870

	Real Estate Loans
June 30, 2013	1-4 Family Residential	Commercial	Multi-Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$306	$185	$205	$270	$311	$110	$281	$30	$1,698
Charge-Offs	--	--	--	--	--	(16)	--	--	(16)
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	717	153	(102)	(143)	(165)	(9)	131	(24)	558
Ending Balances	$1,023	$338	$103	$127	$146	$85	$412	$6	$2,240

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,023	338	103	127	146	85	412	6	2,240

Loans Receivable:
Ending Balances - Total	$73,243	$51,169	$19,587	$15,589	$16,937	$14,897	$16,776	$387	$208,585
Ending Balances:
Evaluated for Impairment:
Individually	648	1,712	--	--	--	116	3,231	--	5,707
Collectively	$72,595	$49,457	$19,587	$15,589	$16,937	$14,781	$13,545	$387	$202,878

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class for the six months ended December 31, 2012, was as follows:

	Real Estate Loans
						Home
						Equity
						Loans
	1-4 Family		Multi-			and Lines	Commercial	Consumer
December 31, 2012	Residential	Commercial	Family	Land	Construction	of Credit	Loans	Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$306	$185	$205	$270	$311	$110	$281	$30	$1,698
Charge-Offs	--	--	--	--	--	--	--	--	--
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	633	135	(108)	(117)	(149)	(39)	(127)	(1)	227
Ending Balances	$939	$320	$97	$153	$162	$71	$154	$29	$1,925

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	939	320	97	153	162	71	154	29	1,925

Loans Receivable:
Ending Balances - Total	$63,608	$49,781	$19,681	$15,022	$13,403	$11,440	$14,107	$438	$187,480
Ending Balances:
Evaluated for Impairment:
Individually	335	--	--	--	--	--	--	--	335
Collectively	$63,273	$49,781	$19,681	$15,022	$13,403	$11,440	$14,107	$438	$187,145

The following tables present loans individually evaluated for impairment, segregated by class of loans, as of December 31, 2013 and June 30, 2013:

December 31, 2013	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$612	$612	$--	$612	$--	$621
Commercial	--	--	--	--	--	--
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	116	116	--	116	--	116
Commercial Loans	--	--	--	--	--	--
Consumer Loans	--	--	--	--	--	--

Total	$728	$728	$--	$728	$--	$737

June 30, 2013	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$648	$648	$--	$648	$--	$650
Commercial	1,712	1,712	--	1,712	--	1,151
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	116	116	--	116	--	116
Commercial Loans	3,231	3,231	--	3,231	--	3,534
Consumer Loans	--	--	--	--	--	--

Total	$5,707	$5,707	$--	$5,707	$--	$5,451

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Loans Receivable (continued)

Credit Quality Indicators (continued)

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status. Loans totaling $362,000 and $413,000 were in non-accrual status at December 31, 2013 and June 30, 2013, respectively.

There was no interest income recognized on non-accrual loans during the three months ended December 31, 2013. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the six months ended December 31, 2013 was approximately $8,000.

4.           Deposits

Deposits at December 31, 2013 and June 30, 2013 consist of the following classifications:

	December 31, 2013	June 30, 2013
	(In Thousands)
Non-Interest Bearing	$32,977	$26,027
NOW Accounts	25,496	24,625
Money Markets	42,181	39,482
Passbook Savings	10,814	9,524
	111,468	99,658

Certificates of Deposit	113,872	112,264

Total Deposits	$225,340	$211,922

5.           Earnings Per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three and six months ended December 31, 2013 and 2012 were calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(In Thousands, Except Per Share Data)
Net income	$645	$881	$1,358	$1,819

Weighted average shares outstanding - basic	2,099	2,421	2,106	2,507
Effect of dilutive common stock equivalents	44	67	48	68
Adjusted weighted average shares outstanding - diluted	2,143	2,488	2,154	2,575

Basic earnings per share	$0.31	$0.36	$0.64	$0.73
Diluted earnings per share	$0.30	$0.35	$0.63	$0.71

For the three months ended December 31, 2013 and 2012, there were outstanding options to purchase 239,046 and 287,540 shares, respectively, at a weighted average exercise price of $13.90 and $13.44 respectively, per share, and for the six months ended December 31, 2013 and 2012, there were outstanding options to purchase 247,006 and 304,007 shares, respectively, at a weighted average exercise price of $13.83 and $13.31 per share, respectively. For the quarter and six months ended December 31, 2013, 44,050 and 48,511 options, respectively were included in the computation of diluted earnings per share.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.           Earnings Per Share (continued)

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(In Thousands)
Average common shares issued	3,062	3,062	3,062	3,062
Average unearned ESOP shares	(163)	(175)	(164)	(176)
Average unearned RRP shares	(64)	(77)	(64)	(78)
Average treasury shares	(736)	(389)	(728)	(301)

Weighted average shares outstanding	2,099	2,421	2,106	2,507

6.           Stock-Based Compensation

Recognition and Retention Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement (the “2005 Recognition Plan”) as an incentive to retain personnel of experience and ability in key positions.  The aggregate number of shares of the Company’s common stock subject to award under the 2005 Recognition Plan totaled 63,547 shares.  As the shares were acquired for the 2005 Recognition Plan, the purchase price of these shares was recorded as a contra equity account.  As the shares are distributed, the contra equity account is reduced.  During the six months ended December 31, 2013, 561 shares vested and were released from the 2005 Recognition Plan Trust and 1,125 shares remained in the 2005 Recognition Plan Trust at December 31, 2013.

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement (the “2011 Recognition Plan”, together with the 2005 Recognition  Plan, the  “Recognition  Plan”) as  an  incentive  to  retain  personnel  of  experience and ability in key positions.  The aggregate number of shares of the Company’s common stock available for award under the 2011 Recognition Plan totaled 77,808 shares.  At December 31, 2013, 63,966 shares remained in the 2011 Recognition Plan Trust.

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

The Recognition Plan cost is recognized over the five year vesting period. During the six months ended December 31, 2013, the Company recognized $105,000 in expense related to the Recognition Plans.

Stock Option Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the “2005 Option Plan”) for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2005 Option Plan totaled 158,868.  Both incentive stock options and non-qualified stock options may be granted under the 2005 Option Plan.  As of December 31, 2013, 49,041 options were outstanding under the 2005 Option Plan and 2,133 were available for future grant.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.           Stock-Based Compensation (continued)

Stock Option Plan (continued)

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan (the “2011 Option Plan”, together with the 2005 Option Plan, the “Option Plans”) for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2011 Option Plan totaled 194,522.  Both incentive stock options and non-qualified stock options may be granted under the 2011 Option Plan.  As of December 31, 2013, 169,235 options had been granted under the 2011 Option Plan of which 2,115 options had been exercised 3,112 had been forfeited and 28,399 were available for future grant.

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

7.           Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amounts of $1.9 million and $1.4 million at December 31, 2013 and June 30, 2013, respectively.

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

The carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2013		June 30, 2013
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$6,881	$6,881	$3,685	$3,685
Securities Available-for-Sale	43,702	43,702	47,961	47,961
Securities to be Held-to-Maturity	1,259	1,259	1,465	1,465
Loans Held-for-Sale	5,600	5,600	3,464	3,464
Loans Receivable	212,013	215,172	206,079	206,055

Financial Liabilities
Deposits	225,340	223,582	211,922	211,130
Advances from FHLB	18,457	18,893	21,662	22,045

Off-Balance Sheet Items
Mortgage Loan Commitments	288	288	291	291

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

The standard establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy favors the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

●	Level 1 – Fair value is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets in which the Company can participate.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Fair Value Disclosures (continued)

Fair values of assets and liabilities measured on a recurring basis at December 31, 2013 and June 30, 2013 are as follows:

	Fair Value Measurements Using:
December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC Mortgage-Backed Certificates	$--	$353	$353
FNMA Mortgage-Backed Certificates	--	11,805	11,805
GNMA Mortgage-Backed Certificates	--	31,544	31,544

Total	$--	$43,702	$43,702

	Fair Value Measurements Using:
June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC Mortgage-Backed Certificates	$--	$416	$416
FNMA Mortgage-Backed Certificates	--	11,960	11,960
GNMA Mortgage-Backed Certificates	--	35,585	35,585

Total	$--	$47,961	$47,961

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Home Federal Bank operates from its main office in Shreveport, Louisiana and three full service branch offices and an agency office located in Shreveport and Bossier City, Louisiana.  The Company’s primary market area is the Shreveport-Bossier City metropolitan area.  The Company offers security brokerage and advisory services through a third party provider at its agency office, which also serves as the office for the commercial lending division and as a loan production office.  During the quarter ended March 31, 2013, the Bank determined to relocate its agency office from leased property to a building at 222 Florida Street, Shreveport, Louisiana that had been held for sale.  The agency office relocation was completed during the quarter ended December 31, 2013.  The Bank completed its purchase of a parcel of land during the quarter ended December 31, 2013, located at 7964 East Texas Street, Bossier City, Louisiana, which will serve as the site of a future branch office.

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

Discussion of Financial Condition Changes from June 30, 2013 to December 31, 2013

General

At December 31, 2013, the Company reported total assets of $285.8 million, an increase of $8.7 million, or 3.1%, compared to total assets of $277.2 million at June 30, 2013. The increase in assets was comprised primarily of increases in loans receivable, net of $5.9 million, or 2.9%, from $206.1 million at June 30, 2013, to $212.0 million at December 31, 2013, loans held-for-sale of $2.1 million, or 61.7%, from $3.5 million at June 30, 2013, to $5.6 million at December 31, 2013, cash and cash equivalents of $3.2 million, or 86.7%, from $3.7 million at June 30, 2013 to $6.9 million at December 31, 2013, and an increase in premises and equipment, net of $1.6 million, or 24.1%, from $6.6 million at June 30, 2013 to $8.1 million at December 31, 2013. These increases were partially offset by a decrease in investment securities of $4.5 million, or 9.0%, from $49.4 million at June 30, 2013, to $45.0 million at December 31, 2013. The increase in loans held-for-sale results primarily from an increase at December 31, 2013 in receivables from financial institutions purchasing the Company’s loans held-for-sale.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2013 to December 31, 2013 (continued)

Cash and Cash Equivalents

Cash and cash equivalents increased $3.2 million, or 86.7%, from $3.7 million at June 30, 2013 to $6.9 million at December 31, 2013. The $3.2 million increase in cash and cash equivalents was due to normal increases in demand deposit account and federal funds balances.

Loans Receivable, Net

Loans receivable, net, increased by $5.9 million, or 2.9%, to $212.0 million at December 31, 2013 compared to $206.1 million at June 30, 2013.  During the six months ended December 31, 2013, our total loan originations amounted to $109.3 million compared to $133.3 million for the six months ended December 31, 2012.  The increase in loans receivable, net, was primarily due to increases in one- to four-family residential loans of $7.1 million and commercial business loans of $4.5 million partially offset by decreases in commercial real estate loans of $3.3 million, residential construction loans of $1.2 million, home equity lines of credit of $447,000, and land loans of $625,000.

Loans Held-for-Sale

Loans held-for-sale increased $2.1 million, or 61.7%, from $3.5 million at June 30, 2013 to $5.6 million at December 31, 2013.  The increase in loans held-for-sale resulted primarily from an increase at December 31, 2013 in receivables from financial institutions purchasing the Company’s loans held-for-sale.

Investment Securities

Investment securities amounted to $45.0 million at December 31, 2013 compared to $49.4 million at June 30, 2013, a decrease of $4.5 million, or 9.0%. The decrease in investment securities was primarily due to the sale of mortgage backed securities in the amount of $6.7 million, and by principal payments on securities of $6.3 million, partially offset by the acquisition of $8.8 million of mortgage-backed securities.

Premises and Equipment, Net

Premises and equipment, net, increased $1.6 million, to $8.1 million at December 31, 2013, compared to $6.6 million at June 30, 2013, primarily due to improvements to the new agency office and main office and the acquisition of real estate for future branch office locations.

Asset Quality

At December 31, 2013, the Company had $565,000 of non-performing assets compared to $649,000 at June 30, 2013. Our non-performing assets at both December 31, 2013 and June 30, 2013 consisted of three single family residential loans, two of which were purchased from a local mortgage originator secured by property in our market area that are 90 days or more past due and accruing interest, one single family residential loan we originated that was 90 days or more past due and on non-accrual status, and a line of credit totaling $27,000 that was on non-accrual status. Following the expansion of the Company’s mortgage lending operations, the Company has not purchased mortgage loans since fiscal 2008. At December 31, 2013, the Company had two residential mortgage loans classified as substandard in the aggregate amount of $403,000 compared to one commercial real estate loan, two commercial business loans and one residential mortgage loan in the aggregate amount of $5.3 million at June 30, 2013. The Company had one line of credit classified as doubtful in the amount of $27,000 at both December 31, 2013 and June 30, 3013.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2013 to December 31, 2013 (continued)

Total Liabilities

The Company’s total liabilities amounted to $244.5 million at December 31, 2013, an increase of approximately $9.3 million, or 4.0%, compared to total liabilities of $235.2 million at June 30, 2013.  The primary reason for the increase in liabilities was due to an increase in deposits of $13.4 million, or 6.3%, from $211.9 million at June 30, 2013 to $225.3 million at December 31, 2013, partially offset by a decrease in advances from the Federal Home Loan Bank of $3.2 million, or 14.8%, to $18.5 million at December 31, 2013 from $21.7 million at December 31, 2013. Non-interest bearing accounts increased $7.0 million, or 26.7%, and passbook savings accounts increased $1.3 million or 13.5%, at December 31, 2013 compared to June 30, 2013. Certificates of Deposit increased $1.6 million, or 1.4%, from $112.3 million at June 30, 2013 to $113.9 million at December 31, 2013. Interest bearing NOW accounts increased $871,000, or 3.5%, from $24.6 million at June 30, 2013 to $25.5 million at December 31, 2013. The Company utilizes brokered certificates of deposit as a component of its strategy for lowering Home Federal Bank’s overall cost of funds. The brokered certificates of deposit, all of which have maturity dates greater than twelve months, are callable by Home Federal Bank after twelve months pursuant to early redemption provisions.  At both December 31, 2013 and June 30, 2013, the Company had $12.7 million in brokered deposits.

Shareholders’ Equity

Shareholders’ equity decreased $662,000, or 1.6%, to $41.3 million at December 31, 2013, from $42.0 million at June 30, 2013. The primary reasons for the decrease in shareholders’ equity from June 30, 2013, were dividends paid of $282,000, acquisition of treasury stock of $2.2 million, and a decrease in the Company’s accumulated other comprehensive income of $8,000. These decreases in shareholders’ equity were partially offset by net income of $1.4 million, proceeds from the issuance of common stock from the exercise of stock options of $250,000, and the vesting of restricted stock awards, stock options and release of employee stock ownership plan shares totaling $191,000.

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency (“OCC”).  At December 31, 2013, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2013 and 2012

General

Net income amounted to $645,000 for the three months ended December 31, 2013 compared to $881,000 for the same period in 2012, a decrease of $236,000 or 26.8%.  The decrease was primarily due to a $350,000 or 38.1%, decrease in non-interest income, a $91,000 or 4.3%, increase in non-interest expense and a $20,000, or 0.8% decrease in net interest income, partially offset by a $94,000 or 81.0%, decrease in the provision for loan losses, and a $131,000 or 29.8%, decrease in income tax expense for the 2013 period compared to the same period in 2012.

Net income amounted to $1.4 million for the six months ended December 31, 2013 compared to net income of $1.8 million for the same period in 2012, a decrease of $461,000, or 25.3%.  The decrease was primarily due to a $679,000, or 36.7%, decrease in non-interest income, and a $212,000, or 5.1%, increase in non-interest expense, partially offset by a $139,000, or 61.2%, decrease in the provision for loan losses, an increase of $36,000, or 0.7%, in net interest income and a $255,000, or 28.1%, decrease in income tax expense.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2013 and 2012 (continued)

Net Interest Income

Net interest income for the three months ended December 31, 2013 was $2.6 million, a decrease of $20,000, or 0.8%, in comparison to $2.7 million for the three months ended December 31, 2012.  The decrease in net interest income for the three months ended December 31, 2013, was primarily due to a $64,000, or 1.9%, decrease in total interest income, partially offset by a decrease of $44,000, or 6.8%, in aggregate interest expense on borrowings and deposits primarily due to an overall decrease in rates paid on interest-bearing liabilities.  The Company’s average interest rate spread was 3.66% for the three months ended December 31, 2013, compared to 3.84% for the three months ended December 31, 2012. The Company’s net interest margin was 3.91% for the three months ended December 31, 2013, compared to 4.13% for the quarter ended December 31, 2012. The decrease in the average interest rate spread and net interest margin on a comparative quarterly basis was primarily the result of a higher average volume of interest earning assets and a decrease of 33 basis points in average yield on interest-earning assets for the quarter ended December 31, 2013 compared to the prior year quarterly period.

Net interest income for the six months ended December 31, 2013 was $5.3 million, an increase of $36,000, or 0.7%, in comparison to the six months ended December 31, 2012.  The increase in net interest income for the six month period was primarily due to a $107,000, or 8.0% decrease in interest expense on borrowings and deposits due to an overall decline in the average cost of funds partially offset by a $71,000, or 1.1%, decrease in total interest income.  The Company’s average interest rate spread was 3.66% for the six months ended December 31, 2013, compared to 3.80% for the six months ended December 31, 2012. The Company’s net interest margin was 3.91% for the six months ended December 31, 2013, compared to 4.10% for the six months ended December 31, 2012.  The decrease in net interest margin and average interest rate spread is attributable primarily to a lower average yield on interest earning assets.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market area and other factors related to the collectability of Home Federal Bank’s loan portfolio, a provision for loan losses of $22,000 and $88,000 was made during the three and six months ended December 31, 2013, respectively, compared to a $116,000 and $227,000 provision made during the three and six months ended December 31, 2012,  respectively.   The allowance for loan losses was $2.3 million,  or 1.08%  of  total  loans,  at December 31, 2013 compared to $1.9 million, or 1.03%, of total loans at December 31, 2012.  At December 31, 2013, Home Federal Bank had five non-performing loans in the aggregate amount of $565,000 and no other non-performing assets or troubled-debt restructurings.  At December 31, 2012, Home Federal had nine non-performing loans in the aggregate amount of $1.4 million.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future.

Non-interest Income

Total non-interest income amounted to $569,000 for the three months ended December 31, 2013, a decrease of $350,000 or 38.1% compared to $919,000 for the same period in 2012.  The decrease was due to decreases of $250,000 in gain on sale of loans held for sale, $86,000 in gain on sale of securities, $10,000 in other non-interest income and $4,000 in income on bank owned life insurance compared to the same period in 2012.

Total non-interest income amounted to $1.2 million for the six months ended December 31, 2013, a decrease of $679,000, or 36.7%, compared to $1.9 million for the same period in 2012.  The decrease was primarily due to decreases of $456,000 in gain on sale of loans held for sale, $181,000 in gain on sale of investments $33,000 in other non-interest income, and $9,000 in income on bank owned life insurance.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2013 and 2012 (continued)

Non-interest Expense

Total non-interest expense increased $91,000, or 4.3%, for the three months ended December 31, 2013 compared to the prior year period.  The increase in non-interest expense for the quarter ended December 31, 2013, compared to the same period in 2012, is primarily attributable to increases of $49,000 in occupancy and equipment expense, $28,000 in franchise and bank shares taxes, $11,000 in loan and collection expense, $9,000 in advertising and $28,000 in other non-interest expenses. These increases were partially offset by decreases of $15,000 in legal fees, $13,000 in data processing and $8,000 in audit and examination fees.

Total non-interest expense increased $212,000, or 5.1%, for the six months ended December 31, 2013 compared to the prior year period. The increase in non-interest expense for the six months ended December 31, 2013, compared to the same period in 2012, is primarily attributable to increases of $66,000 in compensation and benefits expense, $38,000 in occupancy and equipment expense, $37,000 in franchise and bank shares taxes, $14,000 in data processing, $13,000 in advertising and $45,000 in other non-interest expenses. These increases were partially offset by a decrease of $9,000 in legal fees.

The increase in compensation and benefits expense for the six month period was a result of normal compensation increases including stock options and recognition and retention plan expense and the hiring of additional commercial and residential loan officers.  The aggregate compensation expense recognized by the Company for its Stock Option, ESOP and Recognition and Retention Plans amounted to $143,000 and $286,000 for the three and six months ended December 31, 2012, compared to $145,000 and $286,000 for the three and six months ended December 31, 2012, respectively.

The Louisiana bank shares tax is assessed on the Bank’s equity and earnings.  For the three and six months ended December 31, 2013, the Company recognized franchise and bank shares tax expense of $85,000 and $178,000, respectively, compared to $57,000 and $141,000 for the same periods in 2012.

Income Taxes

Income taxes amounted to $309,000 and $653,000 for the three and six months ended December 31, 2013, respectively, resulting in effective tax rates of 32.4% and 32.5%, respectively. Income taxes amounted to $440,000 and $908,000 for the three and six months ended December 31, 2012, respectively, resulting in effective tax rates of 33.3% for both periods. The decrease in the effective income tax rate for the six months ended December 31, 2013,  is primarily the result of the effect of non-taxable income resulting in a 0.8% reduction in the effective rate compared to the six months ended December 31, 2012.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2013 and 2012 (continued)

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

	Three Months Ended December 31,
	2013			2012
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$45,919	$ 271	2.36%	$ 60,208	$ 454	3.02%
Loans receivable	216,626	2,961	5.47	194,620	2,843	5.84
Interest-earning deposits	6,963	3	0.20	2,303	2	0.32
Total interest-earning assets	269,508	3,235	4.80	257,131	3,299	5.13
Non-interest-earning assets	19,699			15,985
Total assets	$ 289,207			$273,116
Interest-bearing liabilities:
Savings accounts	10,949	5	0.20	6,679	5	0.29
NOW accounts	26,858	69	1.03	18,950	39	0.83
Money market accounts	41,597	34	0.33	37,732	40	0.43
Certificate accounts	114,461	448	1.56	107,090	473	1.77
Total deposits	193,865	556	1.15	170,451	557	1.31
Other bank borrowings	267	7	5.18	--	--	--
FHLB advances	17,958	40	0.89	29,584	90	1.22
Total interest-bearing liabilities	212,090	603	1.14%	200,035	647	1.29%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	31,916			25,096
Other liabilities	1,403			1,173
Total liabilities	245,409			226,304
Total Stockholders’ Equity(1)	43,798			46,812

Total liabilities and equity	$ 289,207			$273,116

Net interest-earning assets	$ 57,418			$ 57,096

Net interest income; average interest rate spread(2)		$ 2,632	3.66%		$ 2,652	3.84%

Net interest margin(3)			3.91%			4.13%

Average interest-earning assets to average interest-bearing liabilities			127.07%			128.54%
_____________________
(1)           Includes retained earnings and accumulated other comprehensive loss.
(2)           Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-
                bearing liabilities.
(3)           Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2013 and 2012 (continued)

	Six Months Ended December 31,
	2013			2012
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities	$ 50,616	$ 548	2.17%	$ 62,976	$ 946	3.01%
Loans receivable	216,183	6,011	5.56	189,624	5,684	6.00
Interest-earning deposits	6,138	8	0.25	5,701	8	0.28
Total interest-earning assets	272,937	6,567	4.81	258,301	6,638	5.14
Non-interest-earning assets	19,470			15,580
Total assets	$ 292,407			$273,881
Interest-bearing liabilities:
Savings accounts	10,475	12	0.22	6,736	10	0.28
NOW accounts	26,197	137	1.04	18,691	76	0.81
Money market accounts	42,811	79	0.37	41,278	96	0.47
Certificate accounts	114,051	903	1.58	107,316	968	1.81
Total deposits	193,534	1,131	1.17	174,021	1,150	1.32
Other bank borrowings	500	14	5.71	--	--	--
FHLB advances	19,911	88	0.89	26,375	190	1.45
Total interest-bearing liabilities	213,945	1,233	1.15%	200,396	1,340	1.34%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	32,940			23,908
Other liabilities	1,502			1,589
Total liabilities	248,387			225,893
Total Stockholders’ Equity(1)	44,020			47,988

Total liabilities and equity	$292,407			$273,881

Net interest-earning assets	$ 58,992			$ 57,905

Net interest income; average interest rate spread(2)		$ 5,334	3.66%		$5,298	3.80%
Net interest margin(3)			3.91%			4.10%
Average interest-earning assets to average interest-bearing liabilities			127.57%			128.90%
 __________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2013 and 2012 (continued)

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  Home Federal Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $366,000 at December 31, 2013.

A significant portion of Home Federal Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents.   Home Federal Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At December 31, 2013, Home Federal Bank had $18.5 million in advances from the Federal Home Loan Bank of Dallas and had $114.6 million in additional borrowing capacity.  Additionally, at December 31, 2013, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $16.7 million. There were no amounts purchased under this agreement as of December 31, 2013.

At December 31, 2013, Home Federal Bank had outstanding loan commitments of $28.8 million to originate loans.  At December 31, 2013, certificates of deposit scheduled to mature in less than one year totaled $42.5 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale as needed.

Home Federal Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively.  At December 31, 2013, Home Federal Bank exceeded each of its capital requirements with ratios of 14.18%, 14.18% and 23.77%, respectively.

Off-Balance Sheet Arrangements

At December 31, 2013, the Company did not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules.

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

ITEM 1A.                      RISK FACTORS

Not applicable.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended December 31, 2013 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)(b)
October 1, 2013 –October 31, 2013	9,253	$17.07	9,253	98,012
November 1, 2013 – November 30, 2013	5,000	17.05	5,000	93,012
December 1, 2013 –December 31, 2013	83,557	17.41	83,557	9,455
Total	97,810	$17.36	97,810	9,455
______________
Notes to this table:

(a)
On January 24, 2013, the Company announced by press release a repurchase program to repurchase up to 120,000 shares, or approximately 5.0% of the Company’s outstanding shares of common stock. The repurchase program does not have an expiration date.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                      OTHER INFORMATION

Not applicable.

ITEM 6.                      EXHIBITS

The following Exhibits are filed as part of this report:

No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Executive Officer
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Certification Pursuant to 18 U.S.C Section 1350
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: February 12, 2014	By:	/s/Clyde D. Patterson
Clyde D. Patterson Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)