Form 10-Q
period 2014-03-31
Home Federal Bancorp, Inc. of Louisiana
filed 2014-05-12
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2014
or

G	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

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
G Yes ☒ No
Shares of common stock, par value $.01 per share, outstanding as of May 9, 2014: The registrant had 2,238,181 shares of common stock outstanding.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31, 2014	June 30, 2013
	(Dollars In Thousands)
ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $123 and $1,028 for March 31, 2014 and June 30, 2013, Respectively)	$6,649	$3,685
Securities Available-for-Sale	40,094	47,961
Securities Held-to-Maturity	1,113	1,465
Loans Held-for-Sale	6,795	3,464
Loans Receivable, Net of Allowance for Loan Losses of $2,346 and $2,240, Respectively	218,731	206,079
Accrued Interest Receivable	914	774
Premises and Equipment, Net	7,814	6,559
Bank Owned Life Insurance	6,161	6,030
Deferred Tax Asset	813	775
Other Assets	440	363

Total Assets	$289,524	$277,155

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$229,246	$211,922
Advances from Borrowers for Taxes and Insurance	222	277
Advances from Federal Home Loan Bank of Dallas	17,454	21,662
Other Bank Borrowings	--	500
Other Accrued Expenses and Liabilities	623	812
Total Liabilities	247,545	235,173

STOCKHOLDERS’ EQUITY
Preferred Stock – 10,000,000 Shares of $.01 Par Value Authorized; None Issued and Outstanding	--	--
Common Stock – 40,000,000 Shares of $.01 Par Value Authorized; 3,062,386 Shares Issued and 2,243,047 Shares Outstanding at March 31, 2014; 2,351,950 Shares Outstanding at June 30, 2013	34	32
Additional Paid-in Capital	32,675	32,218
Treasury Stock, at Cost – 819,339 shares at March 31, 2014; 710,436 at June 30, 2013	(15,486)	(13,168)
Unearned ESOP Stock	(1,590)	(1,676)
Unearned RRP Trust Stock	(609)	(863)
Retained Earnings	26,974	25,395
Accumulated Other Comprehensive (Loss) Income	(19)	44

Total Stockholders’ Equity	41,979	41,982

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$289,524	$277,155

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2014	2013	2014	2013
	(In Thousands, Except per Share Data)
INTEREST INCOME
Loans, Including Fees	$2,968	$2,880	$8,979	$8,564
Investment Securities	1	5	4	20
Mortgage-Backed Securities	235	383	780	1,314
Other Interest-Earning Assets	2	2	10	10
Total Interest Income	3,206	3,270	9,773	9,908

INTEREST EXPENSE
Deposits	522	543	1,652	1,693
Federal Home Loan Bank Borrowings	37	1	125	4
Other Bank Borrowings	--	76	14	263
Total Interest Expense	559	620	1,791	1,960
Net Interest Income	2,647	2,650	7,982	7,948

PROVISION FOR LOAN LOSSES	30	214	118	441
Net Interest Income after Provision for Loan Losses	2,617	2,436	7,864	7,507

NON-INTEREST INCOME
Gain on Sale of Real Estate	129	--	129	--
Gain on Sale of Loans	360	655	1,240	1,992
Gain on Sale of Securities	1	--	35	215
Income on Bank Owned Life Insurance	43	44	131	141
Other Income	94	71	264	273
Total Non-Interest Income	627	770	1,799	2,621

NON-INTEREST EXPENSE
Compensation and Benefits	1,474	1,403	4,204	4,068
Occupancy and Equipment	202	148	634	540
Data Processing	152	126	353	313
Audit and Examination Fees	57	52	163	158
Franchise and Bank Shares Tax	85	84	263	224
Advertising	62	61	195	181
Legal Fees	82	151	320	398
Loan and Collection	28	25	92	87
Deposit Insurance Premium	39	32	107	95
Other Expense	123	125	381	338
Total Non-Interest Expense	2,304	2,207	6,712	6,402

Income Before Income Taxes	940	999	2,951	3,726

PROVISION FOR INCOME TAX EXPENSE	302	323	955	1,231
Net Income	$638	$676	$1,996	$2,495
EARNINGS PER COMMON SHARE:
Basic	$0.31	$0.31	$0.96	$1.04
Diluted	$0.31	$0.30	$0.94	$1.01
DIVIDENDS DECLARED	$0.06	$0.06	$0.18	$0.18

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2014	2013	2014	2013
	(In Thousands)

Net Income	$638	$676	$1,996	$2,495

Other Comprehensive Income (Loss), Net of Tax
Unrealized Holding Gain (Loss) on Securities Available-for-Sale, Net of Tax of $28 and $27 in 2014, respectively, and $121 and $240 in 2013, respectively	(55)	(234)	(53)	(466)

Reclassification Adjustment for Gain Included in Net Income, Net of Tax of $0 and $5 in 2014, respectively, and $7 and $69 in 2013, respectively	--	(14)	(10)	(134)

Net Other Comprehensive Income (Loss)	(55)	(248)	(63)	(600)

Total Comprehensive Income	$583	$428	$1,933	$1,895

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
				(In Thousands)
BALANCE – June 30, 2012	$32	$31,199	$(1,792)	$(1,114)	$22,897	$(2,706)	$1,372	$49,888

Net Income	--	--	--	--	2,495	--	--	2,495

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	--	(600)	(600)

RRP Shares Earned	--	--	--	251	--	--	--	251

Stock Options Vested	--	125	--	--	--	--	--	125

Common Stock Issuance for Stock Option Exercises	--	742	--	--	--	--	--	742

ESOP Compensation Earned	--	62	87	--	--	--	--	149

Acquisition of Treasury Stock	--	--	--	--	--	(10,244)	--	(10,244)

Dividends Declared	--	--	--	--	(492)	--	--	(492)

BALANCE – March 31, 2013	$32	$32,128	$(1,705)	$(863)	$24,900	$(12,950)	$772	$42,314

BALANCE – June 30, 2013	$32	$32,218	$(1,676)	$(863)	$25,395	$(13,168)	$44	$41,982

Net Income	--	--	--	--	1,996	--	--	1,996

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	--	(63)	(63)

RRP Shares Earned	--	--	--	254	--	--	--	254

Stock Options Vested	--	122	--	--	--	--	--	122

Common Stock Issuance for Stock Option Exercises	2	270	--	--	--	--	--	272

ESOP Compensation Earned	--	65	86	--	--	--	--	151

Acquisition of Treasury Stock	--	--	--	--	--	(2,318)	--	(2,318)

Dividends Declared	--	--	--	--	(417)	--	--	(417)

BALANCE – March 31, 2014	$34	$32,675	$(1,590)	$(609)	$26,974	$(15,486)	$(19)	$41,979

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2014	2013
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,996	$2,495
Adjustments to Reconcile Net Income to Net
Cash (Used in) Provided by Operating Activities
Net Amortization and Accretion on Securities	50	13
Gain on Sale of Securities	(35)	(215)
Gain on Sale of Loans	(1,240)	(1,991)
Amortization of Deferred Loan Fees	(65)	(197)
Depreciation of Premises and Equipment	223	156
ESOP Expense	151	149
Stock Option Expense	122	125
Recognition and Retention Plan Expense	157	157
Deferred Income Tax	(5)	(120)
Provision for Loan Losses	118	441
Increase in Cash Surrender Value on Bank Owned Life Insurance	(131)	(141)
Gain on Sale of Real Estate	(129)	--
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations	(49,753)	(84,719)
Loans Held-for-Sale – Sale and Principal Repayments	47,661	93,693
Accrued Interest Receivable	(140)	37
Other Operating Assets	(78)	329
Other Operating Liabilities	(93)	(623)

Net Cash (Used In) Provided by Operating Activities	(1,191)	9,589

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(12,812)	(28,480)
Deferred Loan Fees Collected	108	81
Acquisition of Premises and Equipment	(1,914)	(1,270)
Proceeds from Sale of Real Estate	566	--
Activity in Available-for-Sale Securities:
Proceeds from Sales of Securities	13,019	34,638
Principal Payments on Mortgage-Backed Securities	8,029	11,282
Purchases of Securities	(13,292)	(31,515)
Activity in Held-to-Maturity Securities:
Redemption Proceeds	488	107
Purchases of Securities	(136)	(646)

Net Cash Used in Investing Activities	(5,944)	(15,803)

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	March 31,
	2014	2013
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	$17,324	$(18,368)
Proceeds from Federal Home Loan Bank Advances	401,850	162,400
Repayments of Advances from Federal Home Loan Bank	(406,057)	(156,123)
Net Decrease in Advances from Borrowers for Taxes and Insurance	(55)	(40)
Dividends Paid	(417)	(492)
Acquisition of Treasury Stock	(2,113)	(10,085)
Proceeds from Stock Options Exercised	67	583
Proceeds from other Bank Borrowings	300	1,500
Repayment of Other Bank Borrowings	(800)	1,000

Net Cash Provided by (Used In) Financing Activities	10,099	(21,625)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,964	(27,839)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,685	34,863

CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,649	$7,024

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$1,797	$1,979
Income Taxes Paid	884	1,353
Market Value Adjustment for Loss on Securities Available-for-Sale	(95)	(909)

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (“Home Federal Bank” or the “Bank”).  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the nine month period ended March 31, 2014, are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2014.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2014.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank’s customers by four full-service banking offices and one agency office, located in Caddo and Bossier Parishes, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of March 31, 2014, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a significant amount of business.

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

2.           Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	March 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$325	$13	$--	$338
FNMA Mortgage-Backed Certificates	15,464	701	101	16,064
GNMA Mortgage-Backed Certificates	24,334	7	649	23,692

Total Debt Securities	40,123	721	750	40,094

Total Securities Available-for-Sale	$40,123	$721	$750	$40,094

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
8,633 Shares – Federal Home Loan Bank	$863	$--	$--	$863
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	1,113	--	--	1,113

Total Securities Held-to-Maturity	$$1,113	$--	$--	$1,113

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.           Securities (continued)

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$397	$19	$--	$416
FNMA Mortgage-Backed Certificates	11,185	775	--	11,960
GNMA Mortgage-Backed Certificates	36,312	10	737	35,585

Total Debt Securities	47,894	804	737	47,961

Total Securities Available-for-Sale	$47,894	$804	$737	$47,961

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
12,149 Shares – Federal Home Loan Bank	$1,215	$--	$--	$1,215
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	1,465	--	--	1,465

Total Securities Held-to-Maturity	$1,465	$--	$--	$1,465

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2014, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Within One Year or Less	$3	$3	$--	$--
One through Five Years	282	290	--	--
After Five through Ten Years	184	189	--	--
Over Ten Years	39,654	39,612	--	--

Total	$40,123	$40,094	$--	$--

For the nine months ended March 31, 2014, proceeds from the sale of securities available-for-sale amounted to $13.0 million. Gross realized gains amounted to $35,000 for the nine months ended March 31, 2014.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.           Securities (continued)

The following tables show information pertaining to gross unrealized losses on securities available-for-sale at March 31, 2014 and June 30, 2013 aggregated by investment category and length of time that individual securities have been in a continuous loss position.  There were no unrealized losses on securities held-to-maturity at March 31, 2014 or June 30, 2013.

	March 31, 2014
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale:

Debt Securities
Mortgage-Backed Securities	$101	$1,879	$649	$23,550

Total Securities Available-for-Sale	$101	$1,879	$649	$23,550

	June 30, 2013
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
Mortgage-Backed Securities	$737	$27,875	$--	$--

Total Securities Available-for-Sale	$737	$27,875	$--	$--

The Company’s investment in equity securities consists primarily of FHLB stock and shares of First National Bankers Bankshares, Inc. (“FNBB”). Management monitors its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

At March 31, 2014, securities with a carrying value of $10.5 million were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $100.1 million were pledged to secure FHLB advances.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Loans Receivable

Loans receivable are summarized as follows:

	March 31, 2014	June 30, 2013
	(In Thousands)

Loans Secured by Mortgages on Real Estate
One- to Four-Family Residential	$82,315	$73,243
Commercial	49,834	51,169
Multi-Family Residential	19,587	19,587
Land	17,577	15,589
Construction	13,464	16,937
Equity and Second Mortgage	2,538	2,305
Equity Lines of Credit	13,368	12,592
Total Mortgage Loans	198,683	191,422

Commercial Loans	22,242	16,776
Consumer Loans
Loans on Savings Accounts	350	259
Automobile and Other Consumer Loans	110	128
Total Consumer and Other Loans	460	387
Total Loans	221,385	208,585

Less: Allowance for Loan Losses	(2,346)	(2,240)
Unamortized Loan Fees	(308)	(266)
Net Loans Receivable	$218,731	$206,079

Following is a summary of changes in the allowance for loan losses:

	Nine Months Ended March 31,
	2014	2013
	(In Thousands)

Balance - Beginning of Period	$2,240	$1,698
Provision for Loan Losses	118	441
Loan Charge-Offs	(12)	(15)

Balance - End of Period	$2,346	$2,124

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

The following tables present the grading of loans, segregated by class of loans, as of March 31, 2014 and June 30, 2013:

		Special
March 31, 2014	Pass	Mention	Substandard	Doubtful	Total
		(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$81,848	$396	$71	$--	$82,315
Commercial	49,505	329	--	--	49,834
Multi-Family Residential	19,587	--	--	--	19,587
Land	17,577	--	--	--	17,577
Construction	13,464	--	--	--	13,464
Equity and Second Mortgage	2,538	--	--	--	2,538
Equity Lines of Credit	13,252	89	--	27	13,368
Commercial Loans	22,242	--	--	--	22,242
Consumer Loans	460	--	--	--	460
Total	$220,473	$814	$71	$27	$221,385

June 30, 2013	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$72,595	$313	$335	$--	$73,243
Commercial	49,457	--	1,712	--	51,169
Multi-Family Residential	19,587	--	--	--	19,587
Land	15,589	--	--	--	15,589
Construction	16,937	--	--	--	16,937
Equity and Second Mortgage	2,305	--	--	--	2,305
Equity Lines of Credit	12,476	89	--	27	12,592
Commercial Loans	13,545	--	3,231	--	16,776
Consumer Loans	387	--	--	--	387
Total	$202,878	$402	$5,278	$27	$208,585

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

The following tables present an aging analysis of past due loans, segregated by class of loans, as of March 31, 2014 and June 30, 2013:

							Recorded
							Investment
		60-89	Greater			Total	>90 Days
	30-59 Days	Days Past	Than 90	Total		Loans	and
March 31, 2014	Past Due	Due	Days	Past Due	Current	Receivable	Accruing
			(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$151	$89	$267	$507	$81,808	$82,315	$196
Commercial	--	--	--	--	49,834	49,834	--
Multi-Family Residential	--	--	--	--	19,587	19,587	--
Land	--	--	--	--	17,577	17,577	--
Construction	--	--	--	--	13,464	13,464	--
Equity and Second Mortgage	--	--	--	--	2,538	2,538	--
Equity Lines of Credit	60	27	--	87	13,281	13,368	--
Commercial Loans	--	--	--	--	22,242	22,242	--
Consumer Loans	--	--	--	--	460	460	--
Total	$211	$116	$267	$594	$220,791	$221,385	$196

June 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$1,437	$925	$622	$2,984	$70,259	$73,243	$236
Commercial	--	--	--	--	51,169	51,169	--
Multi-Family Residential	--	--	--	--	19,587	19,587	--
Land	--	--	--	--	15,589	15,589	--
Construction	--	--	--	--	16,937	16,937	--
Equity and Second Mortgage	--	--	--	--	2,305	2,305	--
Equity Lines of Credit	--	--	27	27	12,565	12,592	--
Commercial Loans	--	--	--	--	16,776	16,776	--
Consumer Loans	--	--	--	--	387	387	--
Total	$1,437	$925	$649	$3,011	$205,574	$208,585	$236

Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings and designated as impaired.  There were no troubled debt restructurings as of March 31, 2014 or June 30, 2013.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the nine months ended March 31, 2014 and the year ended June 30, 2013, was as follows:

	Real Estate Loans
						Home
						Equity
						Loans
	1-4 Family		Multi-			and Lines	Commercial	Consumer
March 31, 2014	Residential	Commercial	Family	Land	Construction	of Credit	Loans	Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,023	$338	$103	$127	$146	$85	$412	$6	$2,240
Charge-Offs	--	--	--	--	--	--	(12)	--	(12)
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	187	48	(12)	33	(23)	3	(122)	4	118
Ending Balances	$1,210	$386	$91	$160	$123	$88	$278	$10	$2,346

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,210	386	91	160	123	88	278	10	2,346

Loans Receivable:
Ending Balances - Total	$82,315	$49,834	$19,587	$17,577	$13,464	$15,906	$22,242	$460	$221,385
Ending Balances:
Evaluated for Impairment:
Individually	467	329	--	--	--	116	--	--	912
Collectively	$81,848	$49,505	$19,587	$17,577	$13,464	$15,790	$22,242	$460	$220,473

	Real Estate Loans
June 30, 2013	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$306	$185	$205	$270	$311	$110	$281	$30	$1,698
Charge-Offs	--	--	--	--	--	(16)	--	--	(16)
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	717	153	(102)	(143)	(165)	(9)	131	(24)	558
Ending Balances	$1,023	$338	$103	$127	$146	$85	$412	$6	$2,240

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,023	338	103	127	146	85	412	6	2,240

Loans Receivable:
Ending Balances - Total	$73,243	$51,169	$19,587	$15,589	$16,937	$14,897	$16,776	$387	$208,585
Ending Balances:
Evaluated for Impairment:
Individually	648	1,712	--	--	--	116	3,231	--	5,707
Collectively	$72,595	$49,457	$19,587	$15,589	$16,937	$14,781	$13,545	$387	$202,878

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class for the nine months ended March 31, 2013, was as follows:

	Real Estate Loans
						Home
						Equity
						Loans
	1-4 Family		Multi-			and Lines	Commercial	Consumer
March 31, 2013	Residential	Commercial	Family	Land	Construction	of Credit	Loans	Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$306	$185	$205	$270	$311	$110	$281	$30	$1,698
Charge-Offs	--	--	--	--	--	(15)	--	--	(15)
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	610	149	(110)	(138)	(150)	(10)	114	(24)	441
Ending Balances	$916	$334	$95	$132	$161	$85	$395	$6	$2,124

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	916	334	95	132	161	85	395	6	2,124

Loans Receivable:
Ending Balances - Total	$67,352	$51,450	$19,976	$15,899	$15,298	$12,828	$15,600	$404	$198,807
Ending Balances:
Evaluated for Impairment:
Individually	768	972	--	--	--	116	3,704	--	5,560
Collectively	$66,584	$50,478	$19,976	$15,899	$15,298	$12,712	$11,896	$404	$193,247

The following tables present loans individually evaluated for impairment, segregated by class of loans, as of March 31, 2014 and June 30, 2013:

March 31, 2014	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$467	$467	$--	$467	$--	$487
Commercial	329	329	--	329	--	344
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	116	116	--	116	--	116
Commercial Loans	--	--	--	--	--	--
Consumer Loans	--	--	--	--	--	--

Total	$912	$912	$--	$912	$--	$947

June 30, 2013	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$648	$648	$--	$648	$--	$650
Commercial	1,712	1,712	--	1,712	--	1,151
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	116	116	--	116	--	116
Commercial Loans	3,231	3,231	--	3,231	--	3,534
Consumer Loans	--	--	--	--	--	--

Total	$5,707	$5,707	$--	$5,707	$--	$5,451

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Loans Receivable (continued)

Credit Quality Indicators (continued)

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status. Loans totaling $98,000 and $413,000 were in non-accrual status at March 31, 2014 and June 30, 2013, respectively. If the non-accrual loans had been accruing interest at their original contracted rates, approximate gross interest income that would have been recorded for the nine months ended March 31, 2014 and 2013, was $2,700 and $13,000, respectively.

4.           Deposits

Deposits at March 31, 2014 and June 30, 2013 consist of the following classifications:

	March 31, 2014	June 30, 2013
	(In Thousands)
Non-Interest Bearing	$32,476	$26,027
NOW Accounts	26,977	24,625
Money Markets	43,703	39,482
Passbook Savings	11,846	9,524
	115,002	99,658

Certificates of Deposit	114,244	112,264

Total Deposits	$229,246	$211,922

5.           Earnings Per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three and nine months ended March 31, 2014 and 2013 were calculated as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(In Thousands, Except Per Share Data)
Net income	$638	$676	$1,996	$2,495

Weighted average shares outstanding - basic	2,030	2,180	2,081	2,400
Effect of dilutive common stock equivalents	52	67	50	68
Adjusted weighted average shares outstanding - diluted	2,082	2,247	2,131	2,468

Basic earnings per share	$0.31	$0.31	$0.96	$1.04
Diluted earnings per share	$0.31	$0.30	$0.94	$1.01

For the three months ended March 31, 2014 and 2013, there were outstanding options to purchase 236,935 and 275,162 shares, respectively, at a weighted average exercise price of $13.90 and $13.25 respectively, per share, and for the nine months ended March 31, 2014 and 2013, there were outstanding options to purchase 243,964 and 294,533 shares, respectively, at a weighted average exercise price of $13.85 and $13.20 per share, respectively. For the quarter and nine months ended March 31, 2014, 51,356 and 49,551 options, respectively were included in the computation of diluted earnings per share.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.           Earnings Per Share (continued)

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(In Thousands)
Average common shares issued	3,062	3,062	3,062	3,062
Average unearned ESOP shares	(160)	(171)	(163)	(174)
Average unearned RRP shares	(55)	(69)	(61)	(75)
Average treasury shares	(817)	(642)	(757)	(413)

Weighted average shares outstanding	2,030	2,180	2,081	2,400

6.           Stock-Based Compensation

Recognition and Retention Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement (the “2005 Recognition Plan”) as an incentive to retain personnel of experience and ability in key positions.  The aggregate number of shares of the Company’s common stock subject to award under the 2005 Recognition Plan totaled 63,547 shares.  As the shares were acquired for the 2005 Recognition Plan, the purchase price of these shares was recorded as a contra equity account.  As the shares are distributed, the contra equity account is reduced.  During the nine months ended March 31, 2014, 561 shares vested and were released from the 2005 Recognition Plan Trust and 1,125 shares remained in the 2005 Recognition Plan Trust at March 31, 2014.

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement (the “2011 Recognition Plan”, together with the 2005 Recognition  Plan, the  “Recognition  Plan”) as  an  incentive  to  retain  personnel  of  experience and ability in key positions.  The aggregate number of shares of the Company’s common stock available for award under the 2011 Recognition Plan totaled 77,808 shares.  At March 31, 2014, 50,124 shares remained in the 2011 Recognition Plan Trust.

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

The Recognition Plan cost is recognized over the five year vesting period. During the nine months ended March 31, 2014, the Company recognized $157,000 in expense related to the Recognition Plans.

Stock Option Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the “2005 Option Plan”) for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2005 Option Plan totaled 158,868.  Both incentive stock options and non-qualified stock options may be granted under the 2005 Option Plan.  As of March 31, 2014, 49,041 options were outstanding under the 2005 Option Plan and 2,133 were available for future grant.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.           Stock-Based Compensation (continued)

Stock Option Plan (continued)

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan (the “2011 Option Plan”, together with the 2005 Option Plan, the “Option Plans”) for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2011 Option Plan totaled 194,522.  Both incentive stock options and non-qualified stock options may be granted under the 2011 Option Plan.  As of March 31, 2014, 169,234 options had been granted under the 2011 Option Plan of which 3,516 options had been exercised 3,112 had been forfeited and 28,400 were available for future grant.

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

7.           Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amounts of $2.5 million and $2.2 million at March 31, 2014 and June 30, 2013, respectively.

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

The carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	March 31, 2014		June 30, 2013
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$6,649	$6,649	$3,685	$3,685
Securities Available-for-Sale	40,094	40,094	47,961	47,961
Securities to be Held-to-Maturity	1,113	1,113	1,465	1,465
Loans Held-for-Sale	6,795	6,795	3,464	3,464
Loans Receivable	218,731	221,859	206,079	206,055

Financial Liabilities
Deposits	229,246	226,770	211,922	211,130
Advances from FHLB	17,454	17,770	21,662	22,045

Off-Balance Sheet Items
Mortgage Loan Commitments	249	249	291	291

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Fair Value Disclosures (continued)

Fair values of assets and liabilities measured on a recurring basis at March 31, 2014 and June 30, 2013 are as follows:

	Fair Value Measurements Using:
March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC Mortgage-Backed Certificates	$--	$338	$338
FNMA Mortgage-Backed Certificates	--	16,064	16,064
GNMA Mortgage-Backed Certificates	--	23,692	23,692

Total	$--	$40,094	$40,094

	Fair Value Measurements Using:
June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC Mortgage-Backed Certificates	$--	$416	$416
FNMA Mortgage-Backed Certificates	--	11,960	11,960
GNMA Mortgage-Backed Certificates	--	35,585	35,585

Total	$--	$47,961	$47,961

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company’s results of operations are primarily dependent on the results of the Bank, the Company’s wholly owned subsidiary. The Bank’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings.  Results of operations are also affected by provisions for loan losses and loan sale activities.  Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing and other expense.  Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.  Future changes in applicable law, regulations or government policies may materially impact our financial conditions and results of operations.

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

Discussion of Financial Condition Changes from June 30, 2013 to March 31, 2014

General

At March 31, 2014, the Company reported total assets of $289.5 million, an increase of $12.4 million, or 4.5%, compared to total assets of $277.2 million at June 30, 2013. The increase in assets was comprised primarily of increases in loans receivable, net of $12.7 million, or 6.1%, from $206.1 million at June 30, 2013, to $218.7 million at March 31, 2014, loans held-for-sale of $3.3 million, or 96.2%, from $3.5 million at June 30, 2013, to $6.8 million at March 31, 2014, cash and cash equivalents of $3.0 million, or 80.4%, from $3.7 million at June 30, 2013 to $6.6 million at March 31, 2014, and an increase in premises and equipment, net of $1.3 million, or 19.1%, from $6.6 million at June 30, 2013 to $7.8 million at March 31, 2014. These increases were partially offset by a decrease in investment securities of $8.2 million, or 16.6%, from $49.4 million at June 30, 2013, to $41.2 million at March 31, 2014. The increase in loans held-for-sale results primarily from an increase at March 31, 2014 in receivables from financial institutions purchasing the Company’s loans held-for-sale.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2013 to March 31, 2014 (continued)

Cash and Cash Equivalents

Cash and cash equivalents increased $3.0 million, or 80.4%, from $3.7 million at June 30, 2013 to $6.6 million at March 31, 2014. The $3.0 million increase in cash and cash equivalents was due to normal increases in demand deposit accounts, partially offset by a decrease in federal funds balances.

Loans Receivable, Net

Loans receivable, net, increased by $12.7 million, or 6.1%, to $218.7 million at March 31, 2014 compared to $206.1 million at June 30, 2013.  During the nine months ended March 31, 2014, our total loan originations amounted to $169.8 million compared to $180.8 million for the nine months ended March 31, 2013.  The increase in loans receivable, net, was primarily due to increases in one- to four-family residential loans of $9.1 million, commercial business loans of $5.5 million and land loans of $2.0 million, partially offset by decreases in residential construction loans of $3.5 million and commercial real estate loans of $1.3 million.

Loans Held-for-Sale

Loans held-for-sale increased $3.3 million, or 96.2%, from $3.5 million at June 30, 2013 to $6.8 million at March 31, 2014.  The increase in loans held-for-sale resulted primarily from an increase at March 31, 2014 in receivables from financial institutions purchasing the Company’s loans held-for-sale.

Investment Securities

Investment securities amounted to $41.2 million at March 31, 2014 compared to $49.4 million at June 30, 2013, a decrease of $8.2 million, or 16.6%. The decrease in investment securities was primarily due to the sale of mortgage backed securities in the amount of $13.0 million, and by principal payments on securities of $8.0 million, partially offset by the acquisition of $13.3 million of mortgage-backed securities.

Premises and Equipment, Net

Premises and equipment, net, increased $1.3 million, to $7.8 million at March 31, 2014, compared to $6.6 million at June 30, 2013, primarily due to improvements to the new agency office and main office and the acquisition of real estate for future branch office locations.

Asset Quality

At March 31, 2014, the Company had $294,000 of non-performing assets compared to $649,000 at June 30, 2013. Our non-performing assets at both March 31, 2014 and June 30, 2013 consisted of four single family residential loans, two of which were purchased from a local mortgage originator secured by property in our market area that are 90 days or more past due and accruing interest, one single family residential loan we originated that was 90 days or more past due and on non-accrual status, one single family residential loan less than 90 days past due and accruing, and a line of credit totaling $27,000 that was on non-accrual status. Following the expansion of the Company’s mortgage lending operations, the Company has not purchased mortgage loans since fiscal 2008. At March 31, 2014, the Company had one residential mortgage loan classified as substandard in the amount of 71,000 compared to one commercial real estate loan, two commercial business loans and one residential mortgage loan in the aggregate amount of $5.3 million at June 30, 2013. The Company had one line of credit classified as doubtful in the amount of $27,000 at both March 31, 2014 and June 30, 3013.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2013 to March 31, 2014 (continued)

Total Liabilities

The Company’s total liabilities amounted to $247.5 million at March 31, 2014, an increase of approximately $12.4 million, or 5.3%, compared to total liabilities of $235.2 million at June 30, 2013.  The primary reason for the increase in liabilities was due to an increase in deposits of $17.3 million, or 8.2%, from $211.9 million at June 30, 2013 to $229.2 million at March 31, 2014, partially offset by a decrease in advances from the Federal Home Loan Bank of $4.2 million, or 19.4%, to $17.5 million at March 31, 2014 from $21.7 million at June 30, 2013. Non-interest bearing accounts increased $6.4 million, or 24.8%, and passbook savings accounts increased $2.3 million or 24.4%, at March 31, 2014 compared to June 30, 2013. Certificates of Deposit increased $2.0 million, or 1.8%, from $112.3 million at June 30, 2013 to $114.2 million at March 31, 2014. Interest bearing NOW accounts increased $2.4 million, or 9.6%, from $24.6 million at June 30, 2013 to $27.0 million at March 31, 2014. The Company utilizes brokered certificates of deposit as a component of its strategy for lowering Home Federal Bank’s overall cost of funds. The brokered certificates of deposit, all of which have maturity dates greater than twelve months, are callable by Home Federal Bank after twelve months pursuant to early redemption provisions.  At both March 31, 2014 and June 30, 2013, the Company had $12.7 million in brokered deposits.

Shareholders’ Equity

Shareholders’ equity was $42.0 million at both March 31, 2014 and June 30, 2013. The primary changes within shareholders’ equity from June 30, 2013, were dividends paid of $417,000, acquisition of treasury stock of $2.3 million, and a decrease in the Company’s accumulated other comprehensive income of $63,000. These decreases in shareholders’ equity were partially offset by net income of $2.0 million, proceeds from the issuance of common stock from the exercise of stock options of $272,000, and the vesting of restricted stock awards, stock options and release of employee stock ownership plan shares totaling $527,000.

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency (“OCC”).  At March 31, 2014, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three and Nine month Periods Ended March 31, 2014 and 2013

General

Net income amounted to $638,000 for the three months ended March 31, 2014 compared to $676,000 for the same period in 2013, a decrease of $38,000 or 5.6%.  The decrease was primarily due to a $143,000 or 18.6%, decrease in non-interest income, a $97,000 or 4.4%, increase in non-interest expense and a $3,000, or 0.1% decrease in net interest income, partially offset by a $184,000 or 86.0% decrease in the provision for loan losses, and a $21,000 or 6.5% decrease in income tax expense for the 2014 period compared to the same period in 2013.

Net income amounted to $2.0 million for the nine months ended March 31, 2014 compared to net income of $2.5 million for the same period in 2013, a decrease of $499,000, or 20.0%.  The decrease was primarily due to an $822,000, or 31.4%, decrease in non-interest income, and a $310,000, or 4.8%, increase in non-interest expense, partially offset by a $323,000, or 73.2%, decrease in the provision for loan losses, an increase of $34,000, or 0.4%, in net interest income and a $276,000 or 22.4% decrease in income tax expense.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine month Periods Ended March 31, 2014 and 2013 (continued)

Net Interest Income

Net interest income for the three months ended March 31, 2014 was $2.6 million, a decrease of $3,000, or 0.1%, in comparison to $2.7 million for the three months ended March 31, 2013.  The decrease in net interest income for the three months ended March 31, 2014, was primarily due to a $64,000, or 2.0%, decrease in total interest income, partially offset by a decrease of $61,000, or 9.8%, in aggregate interest expense on borrowings and deposits primarily due to an overall decrease in rates paid on interest-bearing liabilities.  The Company’s average interest rate spread was 3.71% for the three months ended March 31, 2014, compared to 3.80% for the three months ended March 31, 2013. The Company’s net interest margin was 3.92% for the three months ended March 31, 2014, compared to 4.03% for the quarter ended March 31, 2013. The decrease in the average interest rate spread on a comparative quarterly basis was primarily the result of a decrease of 22 basis points in average yield on interest-earning assets. The decrease in net interest margin was primarily the result of a higher average volume of interest earning assets for the quarter ended March 31, 2014 compared to the prior year quarterly period.

Net interest income for the nine months ended March 31, 2014 was $8.0 million, an increase of $34,000, or 0.4%, in comparison to the nine months ended March 31, 2013.  The increase in net interest income for the nine month period was primarily due to a $169,000, or 8.6% decrease in interest expense on borrowings and deposits due to an overall decline in the average cost of funds partially offset by a $135,000, or 1.4%, decrease in total interest income.  The Company’s average interest rate spread was 3.68% for the nine months ended March 31, 2014, compared to 3.80% for the nine months ended March 31, 2013. The Company’s net interest margin was 3.91% for the nine months ended March 31, 2014, compared to 4.08% for the nine months ended March 31, 2013.  The decrease in net interest margin and average interest rate spread on a comparative nine month basis is attributable primarily to a decrease of 29 basis points in average yield on interest earning assets for the nine months ended March 31, 2014 compared to the prior year nine month period.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market area and other factors related to the collectability of Home Federal Bank’s loan portfolio, a provision for loan losses of $30,000 and $118,000 was made during the three and nine months ended March 31, 2014, respectively, compared to a $214,000 and $441,000 provision made during the three and nine months ended March 31, 2013,  respectively.   The allowance for loan losses was $2.3 million, or 1.1%  of  total  loans,  at March 31, 2014, compared to $2.1 million, or 1.1%, of total loans at March 31, 2013.  At March 31, 2014, Home Federal Bank had five non-performing loans in the aggregate amount of 294,000 and no other non-performing assets or troubled-debt restructurings.  At March 31, 2013, Home Federal had five non-performing loans in the aggregate amount of $768,000 and no other non-performing assets or troubled debt restructurings.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future.

Non-interest Income

Total non-interest income amounted to $627,000 for the three months ended March 31, 2014, a decrease of $143,000 or 18.6% compared to $770,000 for the same period in 2013.  The decrease was due to decreases of $295,000 in gain on sale of loans held for sale, partially offset by $129,000 in gain on sale of real estate and an increase of $23,000 in other non-interest income.

Total non-interest income amounted to $1.8 million for the nine months ended March 31, 2014, a decrease of $822,000, or 31.4%, compared to $2.6 million for the same period in 2013.  The decrease was primarily due to decreases of $752,000 in gain on sale of loans held for sale, $180,000 in gain on sale of investments, $10,000 in income on bank owned life insurance and $9,000 in other non-interest income, partially offset by $129,000 in gain on sale of real estate.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2014 and 2013 (continued)

The $129,000 gain on sale of real estate during both the three and nine month periods was due to the disposition of a lot in Bossier City, Louisiana that had been held for a possible branch location site.

Non-interest Expense

Total non-interest expense increased $97,000, or 4.4%, for the three months ended March 31, 2014 compared to the prior year period.  The increase in non-interest expense for the quarter ended March 31, 2014, compared to the same period in 2013, is primarily attributable to increases of $71,000 in compensation and benefits expense, $54,000 in occupancy and equipment expense, $26,000 in data processing expense, $7,000 in deposit insurance premiums and $5,000 in audit and examination fees. These increases were partially offset by decreases of $69,000 in legal fees and $2,000 in other non-interest expenses.

Total non-interest expense increased $310,000, or 4.8%, for the nine months ended March 31, 2014 compared to the prior year period. The increase in non-interest expense for the nine months ended March 31, 2014, compared to the same period in 2013, is primarily attributable to increases of $136,000 in compensation and benefits expense, $94,000 in occupancy and equipment expense, $40,000 in data processing, $39,000 in franchise and bank shares taxes, $94,000 in other non-interest expenses and $14,000 in advertising expense. These increases were partially offset by a decrease of $78,000 in legal fees.

The increase in compensation and benefits expense for the three and nine month periods was a result of normal compensation increases including stock options and recognition and retention plan expense and the hiring of additional commercial and residential loan officers.  The aggregate compensation expense recognized by the Company for its Stock Option, ESOP and Recognition and Retention Plans amounted to $145,000 and $430,000 for the three and nine months ended March 31, 2014, compared to $147,000 and $431,000 for the three and nine months ended March 31, 2013, respectively.

The Louisiana bank shares tax is assessed on the Bank’s equity and earnings.  For the three and nine months ended March 31, 2014, the Company recognized franchise and bank shares tax expense of $85,000 and $263,000, respectively, compared to $84,000 and $224,000 for the same periods in 2013.

Income Taxes

Income taxes amounted to $302,000 and $955,000 for the three and nine months ended March 31, 2014, respectively, resulting in effective tax rates of 32.1% and 32.4%, respectively. Income taxes amounted to $323,000 and $1.2 million for the three and nine months ended March 31, 2013, respectively, resulting in effective tax rates of 32.3% and 33.0%, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2014 and 2013 (continued)

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

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$43,010	$236	2.19%	$55,851	$388	2.78%
Loans receivable	224,019	2,969	5.30	201,100	2,880	5.73
Interest-earning deposits	2,940	2	0.26	6,352	2	0.12
Total interest-earning assets	269,969	3,207	4.75	263,303	3,270	4.97
Non-interest-earning assets	22,069			15,781
Total assets	$292,038			$279,084
Interest-bearing liabilities:
Savings accounts	11,603	6	0.19	7,948	4	0.22
NOW accounts	26,941	57	0.85	21,776	42	0.77
Money market accounts	45,230	35	0.31	38,533	35	0.37
Certificate accounts	113,963	424	1.49	110,439	462	1.67
Total deposits	197,737	522	1.06	178,696	543	1.22
FHLB advances	17,357	37	0.85	33,567	77	0.91
Total interest-bearing liabilities	215,094	559	1.04%	212,263	620	1.17%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	32,816			23,258
Other liabilities	907			879
Total liabilities	248,817			236,400
Total Stockholders’ Equity(1)	43,221			42,684

Total liabilities and equity	$292,038			$279,084

Net interest-earning assets	$54,875			$51,040

Net interest income; average interest rate spread(2)		$2,648	3.71%		$2,650	3.80%

Net interest margin(3)			3.92%			4.03%

Average interest-earning assets to average interest-bearing liabilities			125.51%			124.05%
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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2014 and 2013 (continued)

	Nine Months Ended March 31,
	2014			2013
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities	$48,080	$784	2.17%	$60,601	$1,334	2.94%
Loans receivable	218,796	8,979	5.47	193,450	8,564	5.90
Interest-earning deposits	5,072	10	0.25	5,917	10	0.22
Total interest-earning assets	271,948	9,773	4.79	259,968	9,908	5.08
Non-interest-earning assets	20,336			15,647
Total assets	$292,284			$275,615
Interest-bearing liabilities:
Savings accounts	10,851	17	0.21	7,140	14	0.26
NOW accounts	26,445	194	0.98	19,719	118	0.80
Money market accounts	43,617	114	0.35	40,363	131	0.43
Certificate accounts	114,022	1,328	1.55	108,357	1,430	1.76
Total deposits	194,935	1,653	1.13	175,579	1,693	1.29
Other bank borrowings	333	14	5.70	--	--	--
FHLB advances	19,060	125	0.88	28,773	267	1.24
Total interest-bearing liabilities	214,328	1,792	1.11%	204,352	1,960	1.28%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	32,898			23,691
Other liabilities	1,304			1,352
Total liabilities	248,530			229,395
Total Stockholders’ Equity(1)	43,754			46,220

Total liabilities and equity	$292,284			$275,615

Net interest-earning assets	$57,620			$55,616

Net interest income; average interest rate spread(2)		$7,981	3.68%		$7,948	3.80%
Net interest margin(3)			3.91%			4.08%
Average interest-earning assets to average interest-bearing liabilities			126.88%			127.22%
 __________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2014 and 2013 (continued)

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  Home Federal Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $123,000 at March 31, 2014.

A significant portion of Home Federal Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents.   Home Federal Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At March 31, 2014, Home Federal Bank had $17.5 million in advances from the Federal Home Loan Bank of Dallas and had $105.9 million in additional borrowing capacity.  Additionally, at March 31, 2014, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $16.7 million. There were no amounts purchased under this agreement as of March 31, 2014.

At March 31, 2014, Home Federal Bank had outstanding loan commitments of $24.9 million to originate loans.  At March 31, 2014, certificates of deposit scheduled to mature in less than one year totaled $49.0 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale as needed.

Home Federal Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively.  At March 31, 2014, Home Federal Bank exceeded each of its capital requirements with ratios of 14.22%, 14.22% and 23.27%, respectively.

Off-Balance Sheet Arrangements

At March 31, 2014, the Company did not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosures Controls and Procedures.   Under the supervision and with the participation of our management, including our Chief Executive Officer and our President and Chief Operating Officer (together, the co-principal executive officers) and our Executive Vice President and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, the President and Chief Operating Officer and the Executive Vice President and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the applicable time periods specified by the Securities and Exchange Commission’s rules and forms.

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

ITEM 1A.                      RISK FACTORS

Not applicable.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended March 31, 2014 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)(b)
January 1, 2014 – January 31, 2014	6,957	$17.64	6,957	117,498
February 1, 2014– February 28, 2014	389	17.85	389	117,109
March 1, 2014– March 31, 2014	--	--	--	117,109
Total	7,346	$17.65	7,346	117,109
______________
Notes to this table:

(a)
On January 24, 2013, the Company announced by press release a repurchase program to repurchase up to 120,000 shares, or approximately 5.0% of the Company’s outstanding shares of common stock. The repurchase program does not have an expiration date.

(b)
On January 28, 2014, the Company announced by press release a repurchase program to repurchase up to 115,000 shares, or approximately 5.0% of the Company’s outstanding shares of common stock. The repurchase program does not have an expiration date.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: May 12, 2014	By:	/s/Clyde D. Patterson
Clyde D. Patterson
Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)