Form 10-K
period 2014-06-30
Home Federal Bancorp, Inc. of Louisiana
filed 2014-09-22
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _________________.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes [ ] No [X]
The aggregate value of the 1.6 million shares of Common Stock of the Registrant issued and outstanding on December 31, 2013, which excludes an aggregate of 657,000 shares held by all directors and executives officers of the Registrant, the Registrant's Employee Stock Ownership Plan ("ESOP"), the Recognition and Retention Plan Trust (“RRP”) and Employees' Savings and Profit Sharing Plan ("401(k) Plan") as a group was $28.4 million.  This figure is based on the closing sales price of $17.80 per share of the Registrant's Common Stock on December 31, 2013, the last business day of the Registrant’s second fiscal quarter.  Although directors and executive officers, the ESOP, RRP and 401(k) Plan were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of September 17, 2014: 2,203,442

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14.

Home Federal Bancorp Inc. of Louisiana
Form 10-K
For the Year Ended June 30, 2014

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

As of June 30, 2014, Home Federal Bancorp’s only business activities are to hold all of the outstanding common stock of Home Federal Bank. Home Federal Bancorp is authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies, which may include the issuance of additional shares of common stock to raise capital or to support mergers or acquisitions and borrowing funds for reinvestment in Home Federal Bank.

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

Lending Activities

General.  At June 30, 2014, our net loan portfolio amounted to $239.6 million, representing approximately 72.7% of total assets at that date. Historically, our principal lending activity was the origination of one- to four-family residential loans. At June 30, 2014, one- to four-family residential loans amounted to $89.5 million, or 37.0% of the total loan portfolio. Commercial real estate loans amounted to $56.3 million, or 23.2% of the total loan portfolio at June 30, 2014.

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

A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. In addition, upon application the Office of the Comptroller of the Currency permits a savings institution to lend up to an additional 15% of unimpaired capital and surplus to one borrower to develop domestic residential housing units. At June 30, 2014, our regulatory limit on loans-to-one borrower was $6.7 million and the five largest loans or groups of loans-to-one borrower, including related entities, aggregated $6.2 million, $5.9 million, $5.8 million, $5.0 million and $4.7 million. Each of our five largest loans or groups of loans was originated with strong guarantor support to known borrowers in our market area and performing in accordance with its terms at June 30, 2014.

Loans to or guaranteed by general obligations of a state or political subdivision are not subject to the foregoing lending limits.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	June 30,
	2014		2013		2012		2011		2010
		Percent		Percent		Percent		Percent		Percent
		of Total		of Total		of Total		of Total		of Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
					(Dollars in thousands)
Real estate loans:
One- to four-family residential(1)	$89,545	36.96%	$73,243	35.11%	$59,410	34.88%	$45,567	36.02%	$36,257	38.65%
Commercial – real estate secured:
Owner occupied	29,210	12.06	25,523	12.24	27,103	15.91	22,962	18.15	14,550	15.51
Non-owner occupied	27,056	11.17	25,646	12.30	12,127	7.12	9,801	7.75	872	0.93
Total commercial-real estate secured	56,266	23.23	51,169	24.54	39,230	23.03	32,763	25.90	15,422	16.44
Multi-family residential	20,368	8.41	19,587	9.39	12,919	7.58	8,360	6.61	9,079	9.68
Land	19,945	8.23	15,589	7.47	12,317	7.23	11,254	8.90	8,442	9.00
Construction	12,505	5.16	16,937	8.12	22,660	13.30	10,325	8.16	7,793	8.31
Home equity loans and second mortgage loans	2,563	1.06	2,305	1.11	2,520	1.48	1,519	1.20	2,963	3.16
Equity lines of credit	14,950	6.17	12,592	6.04	8,461	4.97	5,974	4.73	4,069	4.33
Total real estate loans	216,142	89.22	191,422	91.78	157,517	92.47	115,762	91.52	84,025	89.57
Commercial business	25,749	10.63	16,776	8.04	12,369	7.26	10,237	8.09	9,454	10.08
Consumer non-real estate loans:
Savings accounts	255	0.11	259	0.12	227	0.13	328	0.26	285	0.30
Automobile and other consumer loans	111	0.04	128	0.06	228	0.14	163	0.13	48	0.05
Total non-real estate loans	26,115	0.15	17,163	0.18	455	0.27	491	0.39	333	0.35
Total loans	242,257	100.00%	208,585	100.00%	170,341	100.00%	126,490	100.00%	93,812	100.00%
Less:
Allowance for loan losses	(2,396)		(2,240)		(1,698)		(842)		(489)
Deferred loan fees	(298)		(266)		(380)		(277)		(267)
Net loans receivable(1)	$239,563		$206,079		$168,263		$125,371		$93,056
_________________
(1)	Does not include loans held-for-sale amounting to $9.4 million, $3.5 million, $11.2 million, $6.7 million and $13.4 million at June 30, 2014, 2013, 2012, 2011 and 2010, respectively.

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

    Historically, we purchased loans from a mortgage originator secured by single-family housing primarily located in predominantly rural areas of Texas and to a lesser extent, Tennessee, Arkansas, Alabama, Louisiana and Mississippi. We have not purchased any such mortgage loans since fiscal 2008. The loans were generally secured by rural properties and the seller retained servicing rights. Although the loans were originated with fixed-rates, Home Federal Bank receives an adjustable-rate of interest equal to the Federal Housing Finance Board rate, with rate floors and ceilings of approximately 5.0% and 8.0%, respectively. Under the terms of the loan agreements, the seller must repurchase any loan that becomes more than 90 days delinquent. At June 30, 2014, we had approximately $8.2 million of such loans in our portfolio with an average contractual remaining term of approximately 16.9 years.

In recent periods, we have originated and sold a substantial amount of our fixed-rate conforming mortgages to correspondent banks. For the year ended June 30, 2014, we originated $91.9 million of one- to four-family residential loans and sold $83.6 million of such loans. Our residential loan originations primarily consist of rural development, FHA and VA loans.

The following table shows total loans originated, sold and repaid during the periods indicated.

	Year Ended June 30,
	2014	2013	2012
		(In thousands)
Loan originations:
One- to four-family residential	$91,891	$110,690	$152,870
Commercial — real estate secured (owner and non-owner occupied)	63,912	62,730	23,651
Multi-family residential	1,242	903	4,751
Commercial business	42,200	23,826	14,145
Land	12,135	6,591	7,596
Construction	27,855	29,879	39,608
Home equity loans and lines of credit and other consumer	7,813	6,235	9,309
Total loan originations	247,048	240,854	251,930
Loans purchased	--	--	--
Total loan originations and loans purchased	247,048	240,854	251,930
Loans sold	(83,579)	(110,428)	(119,969)
Loan principal repayments	(123,885)	(99,860)
Total loans sold and principal repayments	(207,464)	(210,288)	(203,575)
Increase (decrease) due to other items, net(1)	(6,100)	7,250	(5,463)
Net increase in loan portfolio	$33,484	$37,816	$42,892
___________________
(1)           Other items consist of deferred loan fees, the allowance for loan losses and loans held-for-sale at year end.

Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, we concentrate our lending activity in our primary market area in Caddo and Bossier Parishes, Louisiana and the surrounding area. Subject to our loans-to-one borrower limitation, we are permitted to invest without limitation in residential mortgage loans and up to 400% of our capital in loans secured by non-residential or commercial real estate. We also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, we may invest up to 10% of our total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At June 30, 2014, we were within each of the above lending limits.

During fiscal 2014 and 2013, we sold $83.6 million and $110.4 million of loans, respectively. We recognized gain on sale of loans of $1.6 million during fiscal 2014 and $2.7 million during fiscal 2013. Loans were sold during these periods primarily to other financial institutions. Such loans were sold against forward sales commitments with servicing released and without recourse after a certain period of time, typically 90 days. The loans sold primarily consisted of long-term, fixed rate residential real estate loans. These loans were originated during this period of historically low interest rates and were sold to reduce our interest rate risk. We will continue to sell loans in the future to the extent we believe the interest rate environment is unfavorable and interest rate risk is unacceptable.

       Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of June 30, 2014, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	One to Four Family Residential	Commercial Real Estate Secured	Multi Family Residential	Commercial Business	Land	Construction	Home Equity Loans and Lines of Credit and Other Consumer	Total
	(In thousands)
Amounts due after June 30, 2014 in:
One year or less	$6,106	$8,173	$6,490	$10,371	$8,076	$10,634	$2,905	$52,755
After one year through two years	6,176	3,607	363	9,038	6,033	1,871	3,283	30,371
After two years through three years	5,390	4,136	--	1,818	2,653	--	3,023	17,020
After three years through five years	23,272	25,592	2,092	4,196	2,669	--	7,800	65,621
After five years through ten years	7,611	12,446	6,862	326	514	--	497	28,256
After ten years through fifteen years	9,094	2,312	2,469	--	--	--	224	14,099
After fifteen years	31,896	--	2,092	--	--	--	147	34,135

Total	$89,545	$56,266	$20,368	$25,749	$19,945	$12,505	$17,879	$242,257

The following table sets forth the dollar amount of all loans at June 30, 2014, before net items, due after June 30, 2015, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed-Rate	Adjustable-Rate	Total
		(In thousands)
One- to four-family residential	$70,968	$12,471	$83,439
Commercial — real estate secured	48,093	--	48,093
Multi-family residential	13,878	--	13,878
Commercial business	15,378	--	15,378
Land	11,869	--	11,869
Construction	1,871	--	1,871
Home equity loans and lines of credit and other consumer	14,974	--	14,974

Total	$177,031	$12,471	$189,502

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

One- to Four-Family Residential Real Estate Loans.  At June 30, 2014, $89.5 million, or 37.0%, of the total loan portfolio, before net items, consisted of one- to four-family residential loans.

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

At June 30, 2014, $75.9 million, or 84.8%, of our one- to four-family residential mortgage loans were fixed-rate loans. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Our fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation, and other investors in the secondary mortgage market. Consistent with our asset/liability management, we have sold a significant portion of our long-term, fixed rate loans.

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

Commercial — Real Estate Secured Loans.  As of June 30, 2014, Home Federal Bank had outstanding $56.3 million of loans secured by commercial real estate, $29.2 million, or 51.9%, of which were owner occupied. It is the current policy of Home Federal Bank to lend in a first lien position on real property occupied as a commercial business property. Home Federal Bank offers fixed and variable rate commercial real estate loans. Home Federal Bank’s commercial real estate loans are limited to a maximum of 85% of the appraised value and have terms up to 15 years, however, the terms are generally no more than 5 years with amortization periods of 20 years or less. It is our policy that commercial real estate secured lines of credit are limited to a maximum of 85% of the appraised value of the property and shall not exceed 3 to 5 year amortizations.

Multi-Family Residential Loans.  At June 30, 2014, we had outstanding approximately $20.4 million of multi-family residential loans. Our multi-family residential loan portfolio includes income producing properties of 50 or more units and low income housing developments. We obtain personal guarantees on all properties other than those of the public housing authority for which they are not permitted.

Commercial Business Loans.  At June 30, 2014, we had outstanding approximately $25.7 million of non-real estate secured commercial loans. The business lending products we offer include lines of credit, inventory financing and equipment loans. Commercial business loans and lines of credit carry more credit risk than other types of commercial loans. We attempt to limit such risk by making loans predominantly to small- and mid-sized businesses located within our market area and having the loans personally guaranteed by the principals involved. We have established underwriting standards in regard to business loans which set forth the criteria for sources of repayment, borrower’s capacity to repay, specific financial and collateral margins and financial enhancements such as guarantees. Generally, the primary source of repayment is cash flow from the business and the financial strength of the borrower.

Land Loans.  As of June 30, 2014, land loans were $19.9 million, or 8.2% of the total loan portfolio, before net items. Land loans include land which has been acquired for the purpose of development and unimproved land. Our loan policy provides for loan-to-value ratios of 50% for unimproved land loans. Land loans are originated with fixed rates and terms up to five years with longer amortizations. Although land loans generally are considered to have greater credit risk than certain other types of loans, we expect to mitigate such risk by requiring personal guarantees and identifying other secondary sources of repayment for the land loan other than the sale of the collateral. It is our practice to only originate a limited amount of loans for speculative development to borrowers with whom our lenders have a prior relationship.

        Construction Loans.  At June 30, 2014, we had outstanding approximately $12.5 million of construction loans which included loans for the construction of residential and commercial property. Our residential construction loans typically have terms of six to 11 months with a takeout letter from Home Federal for the permanent mortgage. Our commercial construction loans include owner occupied commercial properties, pre-sold property and speculative office property. As of June 30, 2014, we held $6.1 million of speculative construction loans, $2.3 million of which related to speculative office condominium projects, which are limited to eight units at any one time.

Home Equity and Second Mortgage Loans.  At June 30, 2014, we held $2.6 million of home equity and second mortgage loans. These loans are secured by the underlying equity in the borrower’s residence. We do not require that we hold the first mortgage on the properties that secure the second mortgage loans. The amount of our second mortgage loans generally cannot exceed a loan-to-value ratio of 90% after taking into consideration the first mortgage loan. These loans are typically three-to-five year balloon loans with fixed rates and terms that will not exceed 10 years and contain an on-demand clause that allows us to call the loan in at any time.

Equity Lines of Credit.  We offer lines of credit secured by a borrower’s equity in real estate which loans amounted to $14.9 million, or 6.2% of the total loan portfolio, before net items, at June 30, 2014. The rates and terms of such lines of credit depend on the history and income of the borrower, purpose of the loan and collateral. Lines of credit will not exceed 90% of the value of the equity in the collateral.

Consumer Non-real Estate Loans.  We are authorized to make loans for a wide variety of personal or consumer purposes. We originate consumer loans primarily in order to accommodate our customers. The consumer loans at June 30, 2014 consist of loans secured by deposit accounts with us, automobile loans, overdraft and other unsecured loans.

Consumer non-real estate loans generally have shorter terms and higher interest rates than residential mortgage loans, and generally entail greater credit risk than residential mortgage loans, particularly those loans secured by assets that depreciate rapidly, such as automobiles, boats and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the fluctuating demand for used automobiles. Our automobile loans at June 30, 2014 totaled $5,000.

We offer loans secured by deposit accounts held with us, which loans amounted to $255,000, or 0.1% of the total loan portfolio, before net items, at June 30, 2014. Such loans are originated for up to 100% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2%. These loans typically are payable on demand with a maturity date of one year.

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

Asset Quality

General.  During fiscal 2014, we engaged a third party to review loans, policies, and procedures. The scope of the services provided included credit underwriting, adherence to our loan policies as well as regulatory policies, and recommendations regarding reserve allocations. We expect these reviews will be done annually.

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

Real estate and other assets we acquire as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. We held no real estate owned at June 30, 2014 or 2013.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	June 30,
	2014				2013
	30-89		90 or More Days		30-89		90 or More Days
	Days Overdue		Overdue		Days Overdue		Overdue
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
			(Dollars in thousands)
One- to four-family residential	17	$1,761	2	$164	25	$2,362	4	$622
Commercial — real estate secured	--	--	--	--	--	--	--	--
Multi-family residential	--	--	--	--	--	--	--	--
Commercial business	2	259	--	--	--	--	--	--
Land	--	--	--	--	--	--	--	--
Construction	--	--	--	--	--	--	--	--
Home equity loans and lines of credit and other consumer	--	--	1	27	--	--	1	27

Total delinquent loans	19	$2,020	3	$191	25	$2,362	5	$649

Delinquent loans to total net loans		0.84%		0.08%		1.15%		0.31%
Delinquent loans to total loans		0.83%		0.08%		1.13%		0.31%

Non-Performing Assets.  The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated. We did not have any real estate owned at the dates indicated and had one troubled debt restructuring included in non-accrual loans at June 30, 2013.

	June 30,
	2014	2013	2012		2011	2010
	(Dollars in thousands)

Non-accruing loans:
One- to four-family residential	$151	$386	$14		$15	$15
Commercial — real estate secured	--	--	--		--	--
Multi-family residential	--	--	--		--	--
Commercial business	--	--	--		--	--
Land	--	--	--		--	--
Construction	--	--	--		--	345
Home equity loans and lines of credit and other consumer	27	27	--		--	--
Total non-accruing loans	178	413	14		15	360
Accruing loans 90 days or more past due	--	236	--		99	--
Total non-performing loans(1)	178	649	14		114	360
Real estate owned, net	--	--	--		--	--
Total non-performing assets	$178	$649	$14		$114	$360

Total non-performing loans as a percent of loans, net	0.07%	0.31%	0.01%		0.09%	0.39%
Total non-performing assets as a percent of total assets	0.05%	0.23%	*	%	0.05%	0.19%
_________________
*           Not meaningful.
(1)           Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

Classified Assets.  Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution’s classifications and amounts reserved. At June 30, 2014 we held $2.7 million of assets designated as special mention, and $178,000 classified as doubtful. The classified assets are related to one residential mortgage loan and one line of credit classified as doubtful. There were no loans classified as substandard at June 30, 2014.

Allowance for Loan Losses.  At June 30, 2014, our allowance for loan losses amounted to $2.4 million. The allowance for loan losses is maintained at a level believed, to the best of our knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on our periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing conditions. We are primarily engaged in originating single-family residential loans. Our management considers the deficiencies of all classified loans in determining the amount of allowance for loan losses required at each reporting date. Our management analyzes the probability of the correction of the substandard loans’ weaknesses and the extent of any known or inherent losses that we might sustain on them. During the fiscal year 2014, we recorded a provision for loan losses of $168,000 as compared to $558,000 recorded for fiscal year 2013. The 2014 provision reflects our estimate to maintain the allowance for loan losses at a level to cover probable losses inherent in the loan portfolio.

       The provision for fiscal year 2014 reflects the risks associated with our commercial lending (both real estate secured and non-real estate secured), as well as other risks in our portfolio. As noted previously, total non-performing assets decreased by approximately $471,000 over the prior year and our loans 30-89 days overdue decreased $342,000 as of June 30, 2014 compared to June 30, 2013, all of which were secured by one- to four-family residential properties.

While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

The following table shows changes in our allowance for loan losses during the periods presented.  There were no loan charge-offs during fiscal 2012 or 2011.   We had $12,000, $16,000 and $13,000 of loan charge-offs during fiscal 2014, 2013 and 2010, respectively.

	June 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Total loans outstanding at end of period	$242,257	$208,585	$170,341	$126,490	$93,812
Average loans outstanding	224,463	197,812	156,759	115,505	77,879
Allowance for loan losses, beginning of period	2,240	1,698	842	489	466
Provision for loan losses	168	558	856	353	36
Charge-offs	(12)	(16)	--	--	(13)
Allowance for loan losses, end of period	$2,396	$2,240	$1,698	$842	$489

Allowance for loan losses as a percent of non-performing loans	1,342.85%	345.15%	12,128.57%	738.60%	135.83%
Allowance for loan losses as a percent of loans outstanding	0.99%	1.07%	1.00%	0.67%	0.52%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	June 30,
	2014		2013		2012		2011		2010
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans

	(Dollars in thousands)
One- to four- family residential	$1,224	36.96%	$1,023	35.11%	$306	34.88%	$110	36.02%	$30	38.65%
Commercial – real estate secured	464	23.23	338	24.54	185	23.03	125	25.90	95	16.44
Multi-family residential	128	8.41	103	9.39	205	7.58	140	6.61	70	9.68
Commercial business	202	10.63	412	8.04	281	7.26	175	8.09	140	10.08
Land	168	8.23	127	7.47	270	7.23	150	8.90	75	9.00
Construction	105	5.16	146	8.12	311	13.30	130	8.16	74	8.31
Home equity loans and lines of credit and other consumer	105	7.38	91	7.33	140	6.72	12	6.32	5	7.84
Total	$2,396	100.00%	$2,240	100.00%	$1,698	100.00%	$842	100.00%	$489	100.00%

 Investment Securities

We have authority to invest in various types of securities, including mortgage-backed securities, U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates investment strategy is established by the board of directors.

The following table sets forth certain information relating to our investment securities portfolio at the dates indicated.

			June 30,
	2014		2013		2012
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
			(In thousands)
Securities Held-to-Maturity:
FNBB stock	$250	$250	$250	$250	$250	$250
FHLB stock	1,515	1,515	1,215	1,215	1,131	1,131
Total Securities Held-to-Maturity	1,765	1,765	1,465	1,465	1,381	1,381

Securities Available-for-Sale:
ARM Fund	--	--	--	--	1,291	1,302
Mortgage-backed securities	48,173	48,434	47,894	47,961	65,056	67,124

Total Securities Available-for-Sale	48,173	48,434	47,894	47,961	66,347	68,426

Total Investment Securities	$49,938	$50,199	$49,359	$49,426	$67,728	$69,807

The following table sets forth the amount of investment securities which contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2014. The amounts reflect the fair value of our securities at June 30, 2014.

	Amounts at June 30, 2014 which Mature in
			Over One
		Weighted	Year	Weighted	Over Five	Weighted		Weighted
	One Year	Average	Through	Average	Through	Average	Over	Average
	or Less	Yield	Five Years	Yield	Ten Years	Yield	Ten Years	Yield
	(Dollars in thousands)
Bonds and other debt securities:
Mortgage-backed securities	$--	--%	$270	2.76%	$166	3.67%	$47,998	2.16%
Equity securities(1):
FNBB stock	--	--	--	--	--	--	250	1.13
FHLB stock	--	--	--	--	--	--	1,515	0.27

Total investment securities and bank stocks	$--	--%	$270	2.76%	$166	3.67%	$49,763	2.10%

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

The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2014, 2013 and 2012.

	June 30,
	2014	2013	2012
	(In thousands)
Fixed rate:
GNMA	$65	$79	$133
FHLMC	150	183	376
FNMA	25,466	11,509	22,373
Total fixed rate	25,681	11,771	22,882
Adjustable rate:
GNMA	22,266	35,506	43,349
FNMA	314	451	602
FHLMC	173	233	291
Total adjustable-rate	22,753	36,190	44,242
Total mortgage-backed securities	$48,434	$47,961	$67,124

       Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at June 30, 2014 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2014.

	Amounts at June 30, 2014 which Mature in
		Weighted	Over One	Weighted		Weighted
	One Year	Average	through	Average	Over	Average
	or Less	Yield	Five Years	Yield	Five Years	Yield
	(In thousands)
Fixed rate:
GNMA	$--	--%	$ 11	8.05%	$ 55	8.74%
FHLMC	--	--	--		150	5.13
FNMA	--	--	--	--	25,465	3.07
Total fixed-rate	--	--%	11	8.05%	25,670	3.10%

Adjustable rate:
GNMA	--	--%	--	--%	22,265	1.06%
FHLMC	--	--	32	1.94	142	2.47
FNMA	--	--	227	2.67	87	2.46
Total adjustable-rate	--	--	259	2.58	22,494	1.08

Total	$--	--%	$ 270	2.80%	$ 48,164	2.16%

The following table sets forth the purchases, sales and principal repayments of our mortgage-backed securities during the periods indicated.

	At or For the
	Year Ended June 30,
	2014	2013	2012
	(Dollars in thousands)
Mortgage-backed securities at beginning of period	$47,894	$65,056	$38,969
Purchases	23,158	31,515	45,055
Repayments	(9,845)	(15,477)	(15,829)
Sales	(12,984)	(33,163)	(3,383)
Amortizations of premiums and discounts, net	(50)	(37)	244

Mortgage-backed securities at end of period	$48,173	$47,894	$65,056

Weighted average yield at end of period	2.16%	2.36%	3.27%

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

Deposits.  We attract deposits principally from residents of Louisiana and particularly from Caddo and Bossier Parishes. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. We utilize brokered certificates of deposit as a component of our strategy for lowering the overall cost of funds. The brokered certificates of deposit are callable by Home Federal Bank after twelve months. At both June 30, 2014 and 2013, we had $12.7 million in brokered certificates of deposit.

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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	June 30,
	2014		2013		2012
		Percent of		Percent of		Percent of
	Amount	Total Deposits	Amount	Total Deposits	Amount	Total Deposits
Certificate accounts:
0.00% - 0.99%	$46,786	17.18%	$34,288	16.18%	$23,233	10.49%
1.00% - 1.99%	43,105	15.83	40,466	19.10	37,443	16.91
2.00% - 2.99%	17,780	6.53	21,822	10.30	27,024	12.21
3.00% - 3.99%	12,757	4.69	15,354	7.24	19,135	8.64
4.00% - 4.99%	--	--	334	0.16	579	0.26
5.00% - 5.99%	--	--	--	--	1,221	0.55

Total certificate accounts	120,428	44.23	112,264	52.98	108,635	49.06

Transaction accounts:
Passbook savings	12,165	4.47	9,524	4.49	6,893	3.11
Non-interest bearing demand accounts	43,447	15.95	26,027	13.77	20,575	9.29
NOW accounts	24,015	8.82	24,625	10.13	16,887	7.63
Money market	72,240	26.53	39,482	18.63	68,446	30.91

Total transaction accounts	151,867	55.77	99,658	47.02	112,801	50.94

Total deposits	$272,295	100.00%	$211,922	100.00%	$221,436	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended June 30,
	2014			2013			2012
			Average			Average			Average
	Average	Interest	Rate	Average	Interest	Rate	Average	Interest	Rate
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)
Passbook savings	$11,221	$23	0.20%	$7,724	$21	0.27%	$6,600	$39	0.59%
Non-interest bearing demand accounts	33,776	--	--	24,322	--	--	18,020	--	--
NOW accounts	26,544	240	0.90	20,812	182	0.88	16,854	120	0.71
Money market	45,637	150	0.33	40,539	168	0.42	39,044	214	0.55
Certificates of deposit	114,496	1,745	1.52	109,033	1,873	1.72	97,838	2,088	2.13

Total deposits	$231,674	$2,158	1.09%	$202,430	$2,244	1.10%	$178,356	$2,461	1.38%

The following table shows our savings flows during the periods indicated.

	Year Ended June 30,
	2014	2013	2012
	(In thousands)
Net deposits (withdrawals)	$58,706	$(11,230)	$66,053
Interest credited	1,667	1,716	1,767
Total increase (decrease) in deposits	$60,373	$(9,514)	$67,820

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at June 30, 2014.

	Balance at June 30, 2014
	Maturing in the 12 Months Ending June 30,
Certificates of Deposit	2015	2016	2017	Thereafter	Total
	(In thousands)
0.00% - 0.99%	$28,724	$14,635	$1,819	$1,607	$46,785
1.00% - 1.99%	10,649	9,362	16,450	6,644	43,105
2.00% - 2.99%	3,988	4,969	5,006	3,817	17,780
3.00% - 3.99%	8,104	4,254	387	13	12,758
Total certificate accounts	$51,465	$33,220	$23,662	$12,081	$120,428

The following table shows the maturities of our certificates of deposit in excess of $100,000 at June 30, 2014 by time remaining to maturity.

		Weighted
	Amount	Average Rate
	(Dollars in thousands)
September 30, 2014	$5,595	1.05%
December 31, 2014	5,927	1.05
March 31, 2015	8,029	1.53
June 30, 2015	5,808	1.33
After June 30, 2015	35,930	1.62
Total certificates of deposit with balances in excess of $100,000	$61,289	1.48

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

As of June 30, 2014, we were permitted to borrow up to an aggregate total of $123.9 million from the Federal Home Loan Bank of Dallas. We had $12.9 million and $21.7 million of Federal Home Loan Bank advances outstanding at June 30, 2014 and 2013, respectively.  Additionally, at June 30, 2014, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $16.3 million.  There were no amounts purchased under this agreement as of June 30, 2014.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year
	Ended June 30,
	2014	2013	2012
	(Dollars in thousands)
FHLB advances:
Average balance outstanding	$19,816	$27,529	$25,492
Maximum amount outstanding at any month-end during the period	29,666	37,233	31,310
Balance outstanding at end of period	12,897	21,662	23,469
Average interest rate during the period	0.83%	1.22%	2.31%
Weighted average interest rate at end of period	1.16%	1.09%	1.86%

At June 30, 2014, $10.5 million of our borrowings were short-term (maturities of one year or less). Such short-term borrowings had a weighted average interest rate of 0.36% at June 30, 2014.

The following table shows maturities of Federal Home Loan Bank advances at June 30, 2014, for the years indicated:

Years Ending June 30,	Amount
(In thousands)
2015	$10,486
2016	246
2017	258
2018	270
2019	282
Thereafter	1,355
Total	$12,897

Subsidiaries

At June 30, 2014, the Company had one subsidiary, Home Federal Bank.  The Bank’s only subsidiary at such date was Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

Employees

Home Federal Bank had 46 full-time employees and 10 part-time employees at June 30, 2014. None of these employees are covered by a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.

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

•	Deposit insurance is permanently increased to $250,000.

•	Deposit insurance assessment base calculation equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

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

Regulation of Home Federal Bancorp

Home Federal Bancorp, a Louisiana corporation, is a registered savings and loan holding company within the meaning of Section 10 of the Home Owners’ Loan Act and is subject to examination and supervision by the Federal Reserve Board as well as certain reporting requirements. New capital requirements will begin to phase in for Home Federal Bancorp on January 1, 2015. In addition, because Home Federal Bank is a subsidiary of a savings and loan holding company, it is subject to certain restrictions in dealing with us and with other persons affiliated with the Bank.

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

Volcker Rule Regulations

Regulations adopted by the federal banking agencies to implement the provisions of the Dodd Frank Act, commonly referred to as the Volcker Rule, became effective on April 1, 2014 with full compliance being phased in over a period ending on July 21, 2015. The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. Home Federal Bancorp is currently reviewing its investment portfolio to ensure compliance as the various provisions of the Volcker Rule regulations become effective.

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

The Federal Deposit Insurance Corporation’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. To implement the 2010 Legislation, the Federal Deposit Insurance Corporation amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessments rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category.

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

Core capital generally consists of common stockholders’ equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. Home Federal Bank had no intangible assets at June 30, 2014. Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect Home Federal Bank’s regulatory capital.

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

At June 30, 2014, Home Federal Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 12.74%,12.74% and 21.35%, respectively.

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

At June 30, 2014, Home Federal Bank was deemed a well-capitalized institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

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

Any company that controls a savings institution that is not a qualified thrift lender must register as a bank holding company within one year of the savings institution’s failure to meet the QTL test. Three years from the date a savings association should have become or ceases to be a QTL, the institution must dispose of any investment or not engage in any activity unless the investment or activity is allowed for both a national bank and a savings association. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, a savings institution not in compliance with the QTL test is also subject to an enforcement action for violation of the Home Owners’ Loan Act, as amended.

At June 30, 2014, Home Federal Bank believes that it meets the requirements of the QTL test.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act place restrictions on loans to executive officers, directors and principal shareholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. Home Federal Bank currently is subject to Section 22(g) and (h) of the Federal Reserve Act and at June 30, 2014, was in compliance with the above restrictions.

Incentive Compensation. Guidelines adopted by the federal banking agencies pursuant to the FDIA prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.

In January 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such banks would otherwise be charged. The comment period ended in February 2010. As of June 30, 2014, a final rule has not been adopted.

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

Federal Home Loan Bank System.  Home Federal Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers a home financing credit function primarily for its members. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. The Federal Home Loan Bank of Dallas is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At June 30, 2014, Home Federal Bank had $12.9 million of Federal Home Loan Bank advances and $111.0 million available on its credit line with the Federal Home Loan Bank.

As a member, Home Federal Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to 0.06% of its total assets. At June 30, 2014, Home Federal Bank had $1.5 million in Federal Home Loan Bank stock, which was in compliance with the applicable requirement.

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

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve Bank. At June 30, 2014, Home Federal Bank had met its reserve requirement.

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

Method of Accounting.  For federal income tax purposes, Home Federal Bank reports income and expenses on the accrual method of accounting and used a June 30 tax year in 2014 for filing its federal income tax return.

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

At June 30, 2014, the total federal pre-1988 reserve was approximately $3.3 million. The reserve reflects the cumulative effects of federal tax deductions by Home Federal Bank for which no federal income tax provisions have been made.

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

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently conduct business from our main office, two additional full-service banking offices and one agency office located in Shreveport, Louisiana and one full-service banking office located in Bossier City, Louisiana. The following table sets forth certain information relating to Home Federal Bank’s offices, a parcel of land for a possible future branch office and one property acquired for administrative offices presently under renovation.

			Net Book Value	Amount of
Description/Address	Leased/Owned		of Property	Deposits
	(In thousands)
Building/ATM (Main Office)
624 Market Street, Shreveport, LA	Owned		$1,145	$93,851
Building/ATM
6363 Youree Dr., Shreveport, LA	Owned	(1)	252	112,513
Building/ATM
8990 Mansfield Rd., Suite 101, Shreveport, LA	Leased		85	39,344
Building/ATM
2555 Viking Drive, Bossier City, LA	Owned		2,385	26,587
Building (Agency Office)
222 Florida Street, Shreveport, LA	Owned		1,704	--
Building(2) 614 Market Street, Shreveport, LA	Owned		345	--
Lots 1-5, Block 1
Highway 171 South, Stonewall, LA	Owned		611	--
Building/ATM (opened September 2014)
7964 E. Texas Street, Bossier City, LA	Owned		1,396	--
 _______________
(1)	The building is owned but the land is subject to an operating lease which was renewed effective December 1, 2008 for a ten-year period.
(2)           The building is in the process of renovation to serve as a future administrative office.

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

	Stock Price per Share		Cash Dividends
Quarter Ended	High	Low	per Share
Fiscal 2014:
June 30, 2014	$19.53	$17.85	$0.06
March 31, 2014	18.10	17.14	0.06
December 31, 2013	17.80	16.70	0.06
September 30, 2013	17.68	16.97	0.06

Fiscal 2013:
June 30, 2013	$18.38	$17.00	$0.06
March 31, 2013	18.37	17.40	0.06
December 31, 2012	17.85	17.05	0.06
September 30, 2012	17.89	14.95	0.06

At September 18, 2014, Home Federal Bancorp had 218 shareholders of record.

The information for all equity based and individual compensation arrangements is incorporated by reference from Item 11 hereof.

(b)           Not applicable.

(c)           Purchases of Equity Securities.

The Company’s repurchases of its common stock made during the quarter ended June 30, 2014 are set forth in the table below:

				Maximum
			Total Number of	Number of Shares
		Average	Shares Purchased	That May Yet Be
	Total Number	Price	as Part of Publicity	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs (a)(b)
April 1, 2014 – April 30, 2014	--	$--	--	117,109
May 1, 2014 – May 31, 2014	11,337	18.70	11,337	105,772
June 1, 2014 – June 30, 2014	--	--	--	105,772
Total	11,337	$18.70	11,337	105,772
____________________________
Notes to this table:
(a)On January 24, 2013, the Company announced by press release a repurchase program to repurchase up to 120,000 shares, or approximately 5.0% of the Company’s outstanding shares of common stock. The repurchase program was completed on May 5, 2014.
(b)On January 28, 2014, the Company announced by press release a repurchase program to repurchase up to 115,000 shares, or approximately 5.0% of the Company’s outstanding shares of common stock. The repurchase program does not have an expiration date.

Item 6. Selected Financial Data

Set forth below is selected consolidated financial and other data of Home Federal Bancorp. The information at or for the years ended June 30, 2014 and 2013  is derived in part from the audited financial statements that appear in this Form 10-K. The information at or for the years ended June 30, 2012, 2011 and 2010, is also derived from audited financial statements that do not appear in this Form 10-K.

	At June 30,
	2014	2013	2012	2011	2010
			(In thousands)
Selected Financial and Other Data:
Total assets	$329,529	$277,155	$296,183	$233,320	$185,145
Cash and cash equivalents	13,633	3,685	34,863	9,599	8,837
Securities available for sale	48,434	47,961	68,426	75,039	63,688
Securities held to maturity	1,765	1,465	1,381	5,725	2,138
Loans held-for-sale	9,375	3,464	11,157	6,653	13,403
Loans receivable, net	239,563	206,079	168,263	125,371	93,056
Deposits	272,295	211,922	221,436	153,616	117,722
Federal Home Loan Bank advances	12,897	21,662	23,469	26,891	31,507
Total Stockholders’ equity	42,779	41,982	49,888	51,183	33,365

	As of or for the Year Ended June 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share amounts)
Selected Operating Data:
Total interest income	$13,173	$13,154	$12,722	$10,297	$9,169
Total interest expense	2,336	2,579	3,050	3,186	3,458
Net interest income	10,837	10,575	9,672	7,111	5,711
Provision for loan losses	168	558	856	353	36
Net interest income after provision for loan losses	10,669	10,017	8,816	6,758	5,675
Total non-interest income	2,340	3,424	3,324	2,630	864
Total non-interest expense	8,933	8,683	8,170	6,512	5,196
Income before income tax expense	4,076	4,758	3,970	2,876	1,343
Income tax expense (benefit)	1,332	1,628	1,127	938	673
Net income	$2,744	$3,130	$2,843	$1,938	$670
Earnings per share of common stock:
Basic	$1.33	$1.34	$1.02	$0.67	$0.21
Diluted	$1.29	$1.31	$1.01	$0.67	$0.21

Selected Operating Ratios(1):
Average yield on interest-earning assets	4.76%	5.05%	5.26%	5.22%	5.59%
Average rate on interest-bearing liabilities	1.07	1.25	1.64	2.13	2.68
Average interest rate spread(2)	3.69	3.80	3.62	3.09	2.91
Net interest margin(2)	3.92	4.06	4.00	3.60	3.48
Average interest-earning assets to average interest-bearing liabilities	126.91	126.77	130.09	131.85	127.01
Net interest income after provision for loan losses to non-interest expense	119.43	115.36	107.91	103.78	109.22
Total non-interest expense to average assets	3.01	3.14	3.19	3.13	3.08
Efficiency ratio(3)	67.79	62.03	62.87	66.85	79.03
Return on average assets	0.92	1.13	1.11	0.93	0.40
Return on average equity	6.22	6.86	5.62	4.47	2.09
Average equity to average assets	14.84	16.48	19.76	20.86	18.98
Dividend payout ratio	20.08	20.19	25.57	26.37	43.73

(Footnotes on following page)

	As of or for the Year Ended June 30,
	2014	2013	2012	2011	2010
		(Dollars in thousands, except per share amounts)
Selected Quality Ratios(4):
Non-performing loans as a percent of total loans receivable	0.07%	0.31%	0.01%	0.09%	0.38%
Non-performing assets as a percent of total assets	0.05	0.23	*	0.05	0.19
Allowance for loan losses as a percent of total loans receivable	0.99	1.08	1.00	0.67	0.52
Net charge-offs to average loans receivable	0.01	0.01	--	--	0.02
Allowance for loan losses as a percent of non-performing loans	1,342.85	345.15	12,128.57	738.60	135.83

Bank Capital Ratios(4):
Tangible capital ratio	12.74%	15.16%	14.83%	18.18%	16.47%
Core capital ratio	12.74	15.16	14.83	18.18	16.47
Total capital ratio	21.35	25.48	28.99	35.17	33.67

Other Data:
Full service offices	5	5	5	5	4
Employees (full-time)	46	47	39	41	39
__________________
*	Not meaningful.
(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.
(2)
Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our profitability depends primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, investment securities and interest-earning deposits in other institutions, and interest expense on interest-bearing deposits and borrowings from the Federal Home Loan Bank of Dallas. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. Our profitability also depends, to a lesser extent, on non-interest income, provision for loan losses, non-interest expenses and federal income taxes. Home Federal Bancorp, Inc. of Louisiana had net income of $2.7 million in fiscal 2014 compared to net income of $3.1 million in fiscal 2013.

Our business consists primarily of originating single-family real estate loans secured by property in our market area and to a lesser extent, commercial real estate loans, commercial business loans and real estate secured lines of credit which typically have higher rates and shorter terms than single-family loans. Although our loans are primarily funded by certificates of deposit, which typically have a higher interest rate than passbook accounts, it is our policy to require commercial customers to have a deposit relationship with us, which primarily consist of NOW accounts.  Due to the continued low interest rate environment, we have sold a substantial amount of our fixed rate single-family residential loan originations in recent periods. We have also sold investment securities available-for-sale to realize gains in the portfolio. Because of a decrease in our average rate of return and volume increase of interest earning assets, our net interest margin decreased from 4.06% to 3.92% during fiscal 2014 compared to 2013 and our net interest income increased to $10.8 million for fiscal 2014 as compared to $10.6 million for fiscal 2013. We expect to continue to emphasize consumer and commercial lending in the future in order to improve the yield on our portfolio. Since 2009, we have offered security brokerage and advisory services at our agency office through Tipton Wealth Management.

        Home Federal Bancorp’s operations and profitability are subject to changes in interest rates, applicable statutes and regulations and general economic conditions, as well as other factors beyond our control.

Business Strategy

Our business strategy is focused on operating a growing and profitable community-oriented financial institution. Our current business strategy includes:

•
Continuing to Grow and Diversify Our Loan Portfolio. We intend to grow and continue to diversify of loan portfolio by, among other things, emphasizing the origination of commercial real estate and business loans.  At June 30, 2014, our commercial real estate loans amounted to $56.3 million, or 23.2% of the total loan portfolio. Our commercial business loans amounted to $25.7 million or 10.6% of the total loan portfolio. Commercial real estate, commercial business, construction and development and consumer loans all typically have higher yields and are more interest sensitive than long-term single-family residential mortgage loans.

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

•
Managing Our Expenses.  We have incurred significant additional expenses related to personnel and infrastructure in recent periods as we implemented our business strategy. Our total non-interest expense increased $250,000, or 2.9%, in fiscal 2014 compared to 2013. Our efficiency ratio for 2014 was 67.8% compared to 62.0% for fiscal 2013.

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

•
Maintain Our Asset Quality.  At June 30, 2014, our non-performing assets totaled $178,000, or 0.05% of total assets. We had no real estate owned and no troubled debt restructurings at June 30, 2014. We intend to continue to stress maintaining high asset quality even as we continue to grow our institution and diversity our loan portfolio.

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

Changes in Financial Condition

Home Federal Bancorp’s total assets increased $52.4 million, or 18.9%, to $329.5 million at June 30, 2014 compared to $277.1 million at June 30, 2013. This increase was primarily due to increases in investment securities of $773,000, loans held-for-sale of $5.9 million, cash and cash equivalents of $9.9 million, net loans receivable of $33.5 million, premises and equipment of $1.9 million and cash surrender value of bank owned life insurance of $173,000.

Loans receivable, net increased $33.5 million, or 16.2%, from $206.1 million at June 30, 2013 to $239.6 million at June 30, 2014. The increase in loans receivable, net was attributable primarily to increases in one-to four-family residential loans of $16.3 million, commercial real estate loans of $5.1 million, commercial business loans of $9.0 million, and land loans of $4.4 million at June 30, 2014, compared to the prior year period. At June 30, 2014, the balance of purchased loans approximated $8.2 million, which consisted solely of one-to-four family residential loans purchased from a mortgage originator headquartered in Arkansas. We have not purchased any loans since fiscal 2008.

        In recent periods we diversified the loan products we offer and increased our efforts to originate higher yielding commercial real estate loans and lines of credit and commercial business loans which were deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans. As of June 30, 2014, Home Federal Bank had $56.3 million of commercial real estate loans and $25.7 million of commercial business loans. Although commercial loans are generally considered to have greater credit risk than other certain types of loans, we attempt to mitigate such risk by originating such loans in our market area to known borrowers.

Securities available-for-sale increased $473,000, or 1.0%, from $48.0 million at June 30, 2013 to $48.4 million at June 30, 2014. This increase resulted primarily from new investment acquisitions of $23.2 million and an increase in market value partially offset by the sale of securities and normal principal pay downs.  In recent years, there have been significant loan prepayments due to the heavy volume of loan refinancing, however, the rate of prepayments began to slow in fiscal 2014. With interest rates at historical lows, management is reluctant to invest in long-term, fixed rate mortgage loans for the portfolio and instead sells the majority of the long-term, fixed rate mortgage loan production.

Cash and cash equivalents increased $9.9 million, or 270.0%, from $3.7 million at June 30, 2013 to $13.6 million at June 30, 2014. The net increase in cash and cash equivalents was attributable to an $8.1 million increase in federal funds sold.

Total liabilities increased $51.6 million, or 21.9%, from $235.2 million at June 30, 2013 to $286.8 million at June 30, 2014 due primarily to an increase of $60.4 million, or 28.5%, in deposits, partially offset by a decrease in advances from the Federal Home Loan Bank of $8.8 million, or 40.5%. The increase in deposits was attributable primarily to an increase of $32.8 million in our money market accounts. Certificates of deposit increased $8.2 million, or 7.3%, from $112.3 million at June 30, 2013 to $120.4 million at June 30, 2014. Non-interest bearing deposit accounts increased $17.4 million from $26.0 million at June 30, 2013 to $43.4 million at June 30, 2014 and savings accounts increased $2.6 million from $9.5 million at June 30, 2013 to $12.2 million at June 30, 2014.  The increase in money market deposits was primarily due to a transitory deposit in the fourth quarter which had a balance of approximately $30.6 million at June 30, 2014. This deposit was short-term in nature and had been fully withdrawn as of July 31, 2014. At June 30, 2014, we held $12.7 million in brokered certificates of deposit, the same amount as of June 30, 2013.

Shareholders’ equity increased $797,000 or 1.9%, to $42.8 million at June 30, 2014 from $42.0 million at June 30, 2013. The primary reasons for the increase in shareholders’ equity from June 30, 2013, were net income of $2.7 million, an increase in the Company’s accumulated other comprehensive income of $128,000, proceeds from the issuance of common stock from the exercise of stock options of $385,000, and the vesting of restricted stock awards, stock options and the release of employee stock ownership plan shares totaling $621,000. These increases were partially offset by dividends paid of $551,000 and the acquisition of treasury stock in the amount of $2.5 million. The change in accumulated other comprehensive income was primarily due to the change in net unrealized gain or loss on securities available for sale. The net unrealized gain or loss on securities available-for-sale is affected by interest rate fluctuations. Generally, an increase in interest rates will have an adverse impact while a decrease in interest rates will have a positive impact.

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

	June 30,
	2014			2013
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$47,150	$999	2.12%	$58,132	$1,629	2.80%
Loans receivable(1)	224,463	12,161	5.42	197,812	11,513	5.82
Interest-earning deposits	4,996	13	0.25	4,750	12	0.24
Total interest-earning assets	276,609	13,173	4.76%	260,694	13,154	5.05%
Non-interest-earning assets	20,648			16,129
Total assets	$297,257			$276,823
Interest-bearing liabilities:
Savings accounts	11,221	23	0.20%	7,724	21	0.27%
NOW accounts	26,544	240	0.90	20,812	182	0.88
Money market accounts	45,637	150	0.33	40,539	168	0.42
Certificate accounts	114,496	1,745	1.52	109,033	1,873	1.72
Total deposits	197,898	2,158	1.09	178,108	2,244	1.26
FHLB advances and other borrowings	20,066	178	0.90	27,529	335	1.22
Total interest-bearing liabilities	217,964	2,336	1.07%	205,637	2,579	1.25%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	33,776			24,322
Other liabilities	1,418			1,244
Total liabilities	253,158			231,203
Total stockholders’ equity(2)	44,099			45,620

Total liabilities and equity	$297,257			$276,823

Net interest-earning assets	$58,645			$55,057

Net interest income; average interest rate spread(3)		10,837	$3.69%		$10,575	3.80%

Net interest margin(4)			3.92%			4.06%

Average interest-earning assets to average interest-bearing liabilities			126.91%			126.77%

__________________
(1)	Includes loans held for sale.
(2)	Includes retained earnings and accumulated other comprehensive loss.
(3)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by net average interest-earning assets.

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

	2014 vs. 2013			2013 vs. 2012
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
		(In thousands)
Interest income:
Investment securities	$(323)	$(307)	$(630)	$(297)	$(602)	$(899)
Loans receivable, net	(903)	1,551	648	(1,336)	2,668	1,332
Interest-earning deposits	--	1	1	4	(5)	(1)

Total interest-earning assets	(1,226)	1,245	19	(1,629)	2,061	432

Interest expense:
Savings accounts	(7)	9	2	(25)	7	(18)
NOW accounts	8	50	58	33	29	62
Money market accounts	(39)	21	(18)	(53)	7	(46)
Certificate accounts	(222)	94	(128)	(453)	238	(215)

Total deposits	(260)	174	(86)	(498)	281	(217)
FHLB advances and other borrowings	(66)	(91)	(157)	(301)	47	(254)
Total interest-bearing liabilities	(326)	83	(243)	(799)	328	(471)

Increase (Decrease) in net interest income	$(900)	$1,162	$262	$(830)	$1,733	$903

Comparison of Operating Results for the Years Ended June 30, 2014 and 2013

General.  Net income amounted to $2.7 million for the year ended June 30, 2014, reflecting a decrease of $386,000 compared to net income of $3.1 million for the year ended June 30, 2013. This decrease was due to a $1.1 million decrease in non-interest income and a $250,000 increase in non-interest expense, partially offset by an increase of $262,000 in net interest income, a decrease of $296,000 in the provision for income taxes, and a $390,000 decrease in the provision for loan losses.

Net Interest Income.  Net interest income amounted to $10.8 million for fiscal year 2014, an increase of $262,000, or 2.5%, compared to $10.6 million for fiscal year 2013. The increase was due primarily to an increase of $19,000 in total interest income and a $243,000 decrease in interest expense.

The average interest rate spread decreased from 3.80% for fiscal 2013 to 3.69% for fiscal 2014 while the average balance of interest-earning assets increased from $260.7 million to $276.6 million during the same periods. The percentage of average interest-earning assets to average interest-bearing liabilities increased slightly to 126.91% for fiscal 2014 compared to 126.77% for fiscal 2013. The decrease in the average interest rate spread reflects the 29 basis point decline in average yield on interest earning assets which offset a 15 basis point decrease in average cost of funds in fiscal 2014 compared to fiscal 2013. Lower certificate of deposit interest rates in our market area led to a decrease in the average rates paid on certificates of deposit 20 basis points in fiscal 2014 compared to fiscal 2013. Net interest margin decreased to 3.92% in fiscal 2014 compared to 4.06% for fiscal 2013.

Interest income remained constant at $13.2 million for both fiscal year 2014 and 2013. Interest income from loans increased $648,000 for fiscal 2014 compared to 2013, while interest income from investments and other interest earning assets decreased $630,000 for the same period. A decrease in average yields on interest earning assets primarily resulted from the decrease in the average yields on loans and investment securities during the period. The increase in the average balance of loans receivable was primarily due to new loans originated by our commercial lending activities.  The average yield of the loan portfolio decreased 40 basis points during fiscal 2014.

        Interest expense decreased $243,000, or 9.4%, to $2.3 million for fiscal 2014 compared to fiscal 2013 primarily as a result of decreases in the average rates paid on interest-bearing liabilities, partially offset by increases in the average balance of interest-bearing deposits.

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

A provision of $168,000 was made to the allowance during fiscal 2014, compared to a provision of $558,000 in fiscal 2013. We had no loans classified as substandard at June 30, 2014, compared to two commercial business loans, one commercial real estate loan and one residential mortgage loan classified as substandard totaling $5.3 million at June 30, 2013.  The company had one single-family residential loan classified as doubtful in the amount of $151,000 at June 30, 2014 and one line of credit classified as doubtful in the amount of $27,000 at both June 30, 2014 and 2013.

Non-Interest Income.  Non-interest income amounted to $2.3 million for the year ended June 30, 2014, an decrease of $1.1 million, or 31.7%, compared to non-interest income of $3.4 million for the year ended June 30, 2013. The increase was primarily due to a $1.0 million decrease in gain on sale loans.

Non-Interest Expense.  Non-interest expense increased $250,000, or 2.9%, in fiscal 2014, largely due to increases in compensation and benefits of $100,000, occupancy expenses of $63,000, data processing expense of $58,000, franchise and bank shares tax of $40,000, other non-interest expenses of $40,000, advertising of $31,000 and deposit insurance premiums of $24,000.  Non-interest expense increases were partially offset by decreases of $108,000 in legal fees and $6,000 in audit and examination fees.

Provision for Income Tax Expense.  The provision for income taxes amounted to $1.3 million and $1.6 million for the fiscal years ended June 30, 2014 and 2013, respectively. Our effective tax rate was 32.7% for fiscal 2014 and 34.2% for fiscal 2013.

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

Although long-term, fixed-rate mortgage loans made up a significant portion of our interest-earning assets at June 30, 2014, we sold a substantial amount of our one- to four-family residential loans we originated and maintained a significant portfolio of available-for-sale securities during the past few years in order to better position the Company for a rising interest rate environment in the long term.  At June 30, 2014 and 2013, securities available-for-sale amounted to $48.4 million and $48.0 million, respectively, or 14.7% and 17.3%, respectively, of total assets at such dates.

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

Net Portfolio Value.  Our interest rate sensitivity is monitored by management through the use of a model which internally generates estimates of the change in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of June 30, 2014:

Change in Interest Rates in	Net Portfolio Value			NPV as % of Portfolio Value of Assets
Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
300	$44,637	$3,760	9.20%	14.35%	1.91%
200	43,138	2,261	5.53	13.65	1.21
100	42,412	1,535	3.76	13.16	0.72
Static	40,877	--	--	12.44	--
(100)	43,401	2,524	6.17	13.06	0.62
(200)	44,886	4,009	9.81	13.42	0.98

Qualitative Analysis.  Our ability to maintain a positive “spread” between the interest earned on assets and the interest paid on deposits and borrowings is affected by changes in interest rates. Our fixed-rate loans generally are profitable if interest rates are stable or declining since these loans have yields that exceed our cost of funds. If interest rates increase, however, we would have to pay more on our deposits and new borrowings, which would adversely affect our interest rate spread. In order to counter the potential effects of dramatic increases in market rates of interest, we have underwritten our mortgage loans to allow for their sale in the secondary market. Total loan originations amounted to $247.0 million for fiscal 2014 and $240.9 million for fiscal 2013, while loans sold amounted to $83.6 million and $110.4 million during the same respective periods. We have invested excess funds from loan payments and prepayments and loan sales in investment securities classified as available-for-sale. As a result, Home Federal Bancorp is not as susceptible to rising interest rates as it would be if its interest-earning assets were primarily comprised of long-term fixed rate mortgage loans. With respect to its floating or adjustable rate loans, Home Federal Bancorp writes interest rate floors and caps into such loan documents. Interest rate floors limit our interest rate risk by limiting potential decreases in the interest yield on an adjustable rate loan to a certain level. As a result, we receive a minimum yield even if rates decline farther and the interest rate on the particular loan would otherwise adjust to a lower amount. Conversely, interest rate ceilings limit the amount by which the yield on an adjustable rate loan may increase to no more than six percentage points over the rate at the time of origination. Finally, we intend to place a greater emphasis on shorter-term consumer loans and commercial business loans in the future.

Liquidity and Capital Resources

Home Federal Bancorp maintains levels of liquid assets deemed adequate by management. Our liquidity ratio averaged 18.5% for the quarter ended June 30, 2014. We adjust our liquidity levels to fund deposit outflows, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Our deposit accounts with the Federal Home Loan Bank of Dallas amounted to $192,000 and $28,000 at June 30, 2014 and 2013, respectively.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents. Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts. If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Dallas which provide an additional source of funds. At June 30, 2014, we had $12.9 million in advances from the Federal Home Loan Bank of Dallas and had $111.0 million in additional borrowing capacity.  Additionally, at June 30, 2014, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $16.3 million. There were no amounts purchased under this agreement as of June 30, 2014.

At June 30, 2014, the Company had outstanding loan commitments of $34.9 million to originate loans. At June 30, 2014, certificates of deposit scheduled to mature in less than one year, totaled $51.5 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal, in a rising interest rate environment. We intend to utilize our high levels of liquidity to fund our lending activities. If additional funds are required to fund lending activities, we intend to sell our securities classified as available-for-sale as needed.

Home Federal Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At June 30, 2014, Home Federal Bank exceeded each of its capital requirements with ratios of 12.74%, 12.74% and 21.35%, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules, and have not had any such arrangements during the two years ended June 30, 2014. See Notes 9 and 14 to the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Home Federal Bancorp, Inc.
   of Louisiana and Subsidiary
Shreveport, Louisiana

We have audited the accompanying consolidated balance sheets of Home Federal Bancorp, Inc. of Louisiana (the Company) and its wholly-owned subsidiary Home Federal Bank (the Bank) as of
June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home Federal Bancorp, Inc. of Louisiana and Subsidiary as of June 30, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

A Professional Accounting Corporation

Covington, LA
September 10, 2014

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Balance Sheets
June 30, 2014 and 2013

	June 30,
	2014	2013
	(In Thousands)
ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $9,317 and $1,028 for 2014 and 2013, Respectively)	$13,633	$3,685
Securities Available-for-Sale	48,434	47,961
Securities Held-to-Maturity	1,765	1,465
Loans Held-for-Sale	9,375	3,464
Loans Receivable, Net of Allowance for Loan Losses of $2,396 and $2,240 for 2014 and 2013, Respectively	239,563	206,079
Accrued Interest Receivable	965	774
Premises and Equipment, Net	8,454	6,559
Bank Owned Life Insurance	6,203	6,030
Deferred Tax Asset	723	775
Other Assets	414	363

Total Assets	$329,529	$277,155

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$272,295	$211,922
Advances from Borrowers for Taxes and Insurance	428	277
Advances from Federal Home Loan Bank of Dallas	12,897	21,662
Other Borrowings	--	500
Other Accrued Expenses and Liabilities	1,130	812
Total Liabilities	286,750	235,173

STOCKHOLDERS’ EQUITY
Preferred Stock – $.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	--	--
Common Stock –$.01 Par Value; 40,000,000 Shares Authorized; 3,062,386 Shares Issued for 2014 and 2013; 2,241,967 Shares and 2,351,950 Shares Outstanding at June 30, 2014 and 2013, Respectively	34	32
Additional Paid-in Capital	32,853	32,218
Treasury Stock, at Cost – 820,419 Shares at June 30, 2014 and 710,436 Shares at June 30, 2013	(15,698)	(13,168)
Unearned ESOP Stock	(1,561)	(1,676)
Unearned RRP Trust Stock	(609)	(863)
Retained Earnings	27,588	25,395
Accumulated Other Comprehensive Income	172	44

Total Stockholders’ Equity	42,779	41,982

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$329,529	$277,155

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Operations
For the Years Ended June 30, 2014 and 2013

	For the Years Ended June 30,
	2014	2013
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, Including Fees	$12,161	$11,513
Mortgage-Backed Securities	994	1,608
Investment Securities	5	21
Other Interest-Earning Assets	13	12

Total Interest Income	13,173	13,154

INTEREST EXPENSE
Deposits	2,158	2,244
Federal Home Loan Bank Borrowings	164	326
Other Borrowings	14	9

Total Interest Expense	2,336	2,579
Net Interest Income	10,837	10,575

PROVISION FOR LOAN LOSSES	168	558

Net Interest Income after Provision for Loan Losses	10,669	10,017

NON-INTEREST INCOME
Gain on sale of real estate	129	--
Gain on Sale of Loans	1,636	2,673
Gain on Sale of Securities	35	216
Income on Bank Owned Life Insurance	173	186
Other Income	367	349

Total Non-Interest Income	2,340	3,424

NON-INTEREST EXPENSE
Compensation and Benefits	5,619	5,519
Occupancy and Equipment	861	798
Franchise and Bank Shares Tax	348	308
Advertising	272	241
Data Processing	476	418
Audit and Examination Fees	200	206
Legal Fees	367	475
Loan and Collection Expense	132	124
Deposit Insurance Premiums	152	128
Other Expenses	506	466

Total Non-Interest Expense	8,933	8,683

Income Before Income Taxes	4,076	4,758

PROVISION FOR INCOME TAX EXPENSE	1,332	1,628

Net Income	$2,744	$3,130
EARNINGS PER SHARE:
Basic	$1.33	$1.34
Diluted	$1.29	$1.31

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
For the Years Ended June 30, 2014 and 2013

	For the Years Ended June 30,
	2014	2013
	(In Thousands)

Net Income	$2,744	$3,130

Other Comprehensive Income (Loss), Net of Tax
Unrealized Holding Gain (Loss) Arising During the Period	138	(1,210)
Reclassification Adjustment for Gain Included in Net Income	(10)	(118)

Total Other Comprehensive Income (Loss)	128	(1,328)

Total Comprehensive Income	$2,872	$1,802

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended June 30, 2014 and 2013

	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
			(In Thousands)
BALANCE - June 30, 2012	$32	$31,199	$(2,706)	$(1,792)	$(1,114)	$22,897	$1,372	$49,888

ESOP Compensation Earned	--	84	--	116	--	--	--	200
Stock Options Exercised	--	769	--	--	--	--	--	769
Distribution of RRP Trust Stock	--	--	--	--	251	--	--	251
Dividends Paid	--	--	--	--	--	(632)	--	(632)
Stock Options Vested	--	166	--	--	--	--	--	166
Acquisition of Treasury Stock	--	--	(10,462)	--	--	--	--	(10,462)
Acquisition of Common Stock for RRP Trust	--	--	--	--	--	--	--	--
Net Income	--	--	--	--	--	3,130	--	3,130
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	--	--	--	--	--	--	(1,328)	(1,328)

BALANCE – June 30, 2013	$32	$32,218	$(13,168)	$(1,676)	$(863)	$25,395	$44	$41,982

ESOP Compensation Earned	--	90	--	115	--	--	--	205
Stock Options Exercised	2	383	--	--	--	--	--	385
Distribution of RRP Trust Stock	--	--	--	--	254	--	--	254
Dividends Paid	--	--	--	--	--	(551)	--	(551)
Stock Options Vested	--	162	--	--	--	--	--	162
Acquisition of Treasury Stock	--	--	(2,530)	--	--	--	--	(2,530)
Net Income	--	--	--	--	--	2,744	--	2,744
Other Comprehensive Income, Net of Applicable Deferred Income Taxes	--	--	--	--	--	--	128	128
BALANCE - June 30, 2014	$34	$32,853	$(15,698)	$(1,561)	$(609)	$27,588	$172	$42,779

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Years Ended June 30, 2014 and 2013

	For the Years Ended June 30,
	2014	2013
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,744	$3,130
Adjustments to Reconcile Net Income to Net
Cash (Used in) Provided by Operating Activities
Gain on Sale of Loans	(1,636)	(2,673)
Net Amortization and Accretion on Securities	50	37
Amortization of Deferred Loan Fees	(98)	(217)
Provision for Loan Losses	168	558
Depreciation of Premises and Equipment	303	222
Gain on Sale of Securities	(35)	(216)
ESOP Compensation Expense	205	200
Deferred Income Tax Benefit	(14)	(127)
Stock Option Expense	162	166
Recognition and Retention Plan Expense	210	210
Increase in Cash Surrender Value on Bank Owned Life Insurance	(173)	(186)
Gain on Sale of Real Estate	(129)	--
Changes in Assets and Liabilities:
Origination and Purchase of Loans Held-for-Sale	(89,490)	(102,735)
Sale and Principal Repayments on Loans Held-for-Sale	85,214	113,101
Accrued Interest Receivable	(191)	53
Other Operating Assets	(51)	188
Other Operating Liabilities	363	(244)

Net Cash (Used in) Provided by Operating Activities	(2,398)	11,466

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Principal Collections, Net	(33,684)	(38,259)
Deferred Loan Fees Collected	131	102
Acquisition of Premises and Equipment	(2,634)	(1,910)
Proceeds from Sale of Real Estate	566	--
Activity in Available-for-Sale Securities:
Proceeds from Sales of Securities	13,019	34,669
Principal Payments on Mortgage-Backed Securities	9,844	15,478
Purchases	(23,158)	(31,515)
Activity in Held-to-Maturity Securities:
Redemption Proceeds	488	601
Purchases	(787)	(685)

Net Cash Used in Investing Activities	(36,215)	(21,519)

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Cash Flows (Continued)
For the Years Ended June 30, 2014 and 2013

	For the Years Ended June 30,
	2014	2013
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decreased) in Deposits	$60,373	$(9,514)
Proceeds from Advances from Federal Home Loan Bank	605,850	335,750
Repayments of Advances from Federal Home Loan Bank	(614,615)	(337,557)
Dividends Paid	(551)	(632)
Acquisition of Treasury Stock	(2,325)	(10,276)
Net Decrease in Advances from Borrowers for Taxes and Insurance	150	21
Proceeds from Other Bank Borrowings	300	1,500
Repayment of Other Bank Borrowings	(800)	(1,000)
Proceeds from Stock Options Exercised	179	583

Net Cash Provided by (Used In) Financing Activities	48,561	(21,125)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,948	(31,178)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,685	34,863

CASH AND CASH EQUIVALENTS, END OF YEAR	$13,633	$3,685

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$2,341	$2,615
Income Taxes Paid	1,286	1,811
Market Value Adjustment for Loss on Securities
Available-for-Sale	194	(2,012)

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

At June 30, 2014 and 2013, cash and cash equivalents consisted of the following:

	2014	2013
	(In Thousands)
Cash on Hand	$410	$467
Demand Deposits at Other Institutions	4,098	2,218
Federal Funds Sold	9,125	1,000

Total	$13,633	$3,685

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

The Company held no trading securities as of June 30, 2014 and 2013.

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

Buildings and Improvements10 - 40 Years
Furniture and Equipment3 - 10 Years

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

Non-Direct Response Advertising

The Company expenses all advertising costs, except for direct-response advertising, as incurred.  Non-direct response advertising costs were $272,000 and $241,000 for the years ended June 30, 2014 and 2013, respectively.

In the event the Company incurs expense for material direct-response advertising, it will be amortized over the estimated benefit period.  Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits.  For the years ended June 30, 2014 and 2013, the Company did not incur any amount of direct-response advertising.

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

The components of other comprehensive income and related tax effects are as follows:

	2014	2013
	(In Thousands)

Unrealized Holding Gain (Loss) on Available-for-Sale Securities	$209	$(1,833)
Reclassification Adjustment for Gain Realized in Income	(15)	(179)

Net Unrealized Gain (Loss)	194	(2,012)
Tax Effect	(66)	684

Net-of-Tax Amount	$128	$(1,328)

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	2014	2013
	(In Thousands)

Net Unrealized Gain on Securities Available-for-Sale	$261	$67
Tax Effect	(89)	(23)

Net-of-Tax Amount	$172	$44

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

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. This guidance is effective for public entities for fiscal years beginning after December 15, 2013. The adoption of this guidance is not expected to have a material effect on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate - Collateralized Consumer Mortgage Loans upon Foreclosure. The guidance within ASU 2014-04 clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (a) the amount of foreclosed residential real estate property held by the creditor and (b) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 20 14-04 is effective for public business entities for annual periods beginning after December 15, 2014. The adoption of this guidance is not expected to have a material effect on the Company’s financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2.                 Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$311	$12	$--	$323
FNMA Mortgage-Backed Certificates	24,947	857	24	25,780
GNMA Mortgage-Backed Certificates	22,915	6	590	22,331

Total Debt Securities	48,173	875	614	48,434

Total Securities Available-for-Sale	$48,173	$875	$614	$48,434

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
15,145 Shares – Federal Home Loan Bank	$1,515	$--	$--	$1,515
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	1,765	--	--	1,765

Total Securities Held-to-Maturity	$1,765	$--	$--	$1,765

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$397	$19	$--	$416
FNMA Mortgage-Backed Certificates	11,185	775	--	11,960
GNMA Mortgage-Backed Certificates	36,312	10	737	35,585

Total Debt Securities	47,894	804	737	47,961

Total Securities Available-for-Sale	$47,894	$804	$737	$47,961

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
12,149 Shares – Federal Home Loan Bank	$1,215	$--	$--	$1,215
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	1,465	--	--	1,465

Total Securities Held-to-Maturity	$1,465	$--	$--	$1,465

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2.                 Securities (Continued)

The amortized cost and fair value of securities by contractual maturity at June 30, 2014, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Within One Year or Less	$--	$--	$--	$--
One through Five Years	262	270	--	--
After Five through Ten Years	161	166	--	--
Over Ten Years	47,750	47,998	--	--

	48,173	48,434	--	--

Other Equity Securities	--	--	1,765	1,765

Total	$48,173	$48,434	$1,765	$1,765

For the years ended June 30, 2014 and 2013, proceeds from the sale of securities available-for-sale amounted to $13.0 million and $34.7 million, respectively.  Gross realized gains amounted to $35,000 and $216,000, respectively. There were no gross realized losses for the years ended June 30, 2014 or 2013.

Information pertaining to securities with gross unrealized losses at June 30, 2014 and 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

June 30, 2014
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Available-for-Sale

Debt Securities
Mortgage-Backed Securities	$24	$1,947	$590	$22,193
Marketable Equity Securities	--	--	--	--

Total Securities Available-for- Sale	$24	$1,947	$590	$22,193

June 30, 2013
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Available-for-Sale

Debt Securities
Mortgage-Backed Securities	$737	$27,875	$--	$--
Marketable Equity Securities	--	--	--	--

Total Securities Available-for- Sale	$737	$27,875	$--	$--

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2.                 Securities (Continued)

The unrealized losses on the Company’s investment in mortgage-backed securities at June 30, 2014 and 2013 were caused by interest rate changes.  The contractual cash flows of these investments are guaranteed by agencies of the U.S. government.  Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014.

At June 30, 2014 and 2013, securities with a carrying value of $10.0 million and $12.7 million, respectively, were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $123.9 million and $129.6 million, respectively, were pledged to secure FHLB advances.

Note 3.	Loans Receivable

Loans receivable at June 30, 2014 and 2013, are summarized as follows:

	2014	2013
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One- to Four-Family Residential	$89,545	$73,243
Commercial	56,266	51,169
Multi-Family Residential	20,368	19,587
Land	19,945	15,589
Construction	12,505	16,937
Equity and Second Mortgage	2,563	2,305
Equity Lines of Credit	14,950	12,592

Total Mortgage Loans	216,142	191,422

Commercial Loans	25,749	16,776
Consumer Loans
Loans on Savings Accounts	255	259
Automobile and Other Consumer Loans	111	128

Total Consumer and Other Loans	366	387
Total Loans	242,257	208,585

Less: Allowance for Loan Losses	(2,396)	(2,240)
Unamortized Loan Fees	(298)	(266)

Net Loans Receivable	$239,563	$206,079

An analysis of the allowance for loan losses follows:

	2014	2013
	(In Thousands)

Balance - Beginning of Year	$2,240	$1,698
Provision for Loan Losses	168	558
Loan Charge-Offs	(12)	(16)

Balance - End of Year	$2,396	$2,240

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.                  Loans Receivable (Continued)

Fixed rate loans receivable as of June 30, 2014, are scheduled to mature and adjustable rate loans are scheduled to re-price as follows (in thousands):

	Under	Over One	Over Five	Over
	One	to Five	to Ten	Ten
	Year	Years	Years	Years	Total
Loans Secured by One- to Four-		(In Thousands)
Family Residential
Fixed Rate	$4,969	$33,613	$5,949	$31,407	$75,938
Adjustable Rate	1,137	1,225	1,662	9,584	13,608
Other Loans Secured by Real Estate
Fixed Rate	36,225	62,904	20,223	7,243	126,595
All Other Loans	10,424	15,270	422	--	26,116

Total	$52,755	$113,012	$28,256	$48,234	$242,257

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.                 Loans Receivable (Continued)

Credit Quality Indicators (Continued)
The following tables present the grading of loans, segregated by class of loans, as of June 30, 2014 and 2013:

June 30, 2014	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$89,345	$49	$--	$151	$89,545
Commercial	53,621	2,645	--	--	56,266
Multi-Family Residential	20,368	--	--	--	20,368
Land	19,945	--	--	--	19,945
Construction	12,505	--	--	--	12,505
Equity and Second Mortgage	2,563	--	--	--	2,563
Equity Lines of Credit	14,923	--	--	27	14,950
Commercial Loans	25,749	--	--	--	25,749
Consumer Loans	366	--	--	--	366

Total	$239,385	$2,694	$--	$178	$242,257

June 30, 2013	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$72,595	$313	$335	$--	$73,243
Commercial	49,457	--	1,712	--	51,169
Multi-Family Residential	19,587	--	--	--	19,587
Land	15,589	--	--	--	15,589
Construction	16,937	--	--	--	16,937
Equity and Second Mortgage	2,305	--	--	--	2,305
Equity Lines of Credit	12,476	89	--	27	12,592
Commercial Loans	13,545	--	3,231	--	16,776
Consumer Loans	387	--	--	--	387

Total	$202,878	$402	$5,278	$27	$208,585

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.                 Loans Receivable (Continued)

Credit Quality Indicators (Continued)
An aging analysis of past due loans, segregated by class of loans, as of June 30, 2014 and 2013, is as follows:

June 30, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$1,326	$435	$164	$1,925	$87,620	$89,545	$13
Commercial	--	--	--	--	56,266	56,266	--
Multi-Family Residential	--	--	--	--	20,368	20,368	--
Land	--	--	--	--	19,945	19,945	--
Construction	--	--	--	--	12,505	12,505	--
Equity and Second Mortgage	--	--	--	--	2,563	2,563	--
Equity Lines of Credit	--	--	27	27	14,923	14,950	--
Commercial Loans	259	--	--	259	25,490	25,749	--
Consumer Loans	--	--	--	--	366	366	--

Total	$1,585	$435	$191	$2,211	$240,046	$242,257	$13

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
				(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$1,437	$925	$622	$2,984	$70,259	$73,243	$236
Commercial	--	--	--	--	51,169	51,169	--
Multi-Family Residential	--	--	--	--	19,587	19,587	--
Land	--	--	--	--	15,589	15,589	--
Construction	--	--	--	--	16,937	16,937	--
Equity and Second Mortgage	--	--	--	--	2,305	2,305	--
Equity Lines of Credit	--	--	27	27	12,565	12,592	--
Commercial Loans	--	--	--	--	16,776	16,776	--
Consumer Loans	--	--	--	--	387	387	--

Total	$1,437	$925	$649	$3,011	$205,574	$208,585	$236

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

The TDR shown in the following table was modified by an interest rate adjustment and was included in non-accrual loans due to non-performance after the modification as of June 30, 2013. During the year ended June 30, 2014, the Bank foreclosed on the loan, and subsequently sold the collateral. There were no TDR’s as of June 30, 2014.

	June 30, 2013
Loan Type	Number of Contracts	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Specific Reserves Allocated
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	1	$334	$334	$--

Total	1	$334	$334	$--

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.                 Loans Receivable (Continued)

Credit Quality Indicators (Continued)
The allowance for loan losses and recorded investment in loans for the year ended June 30, 2014 and 2013, was as follows:

	Real Estate Loans
June 30, 2014	Residential	Commercial	Multi-Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,023	$338	$103	$127	$146	$85	$412	$6	$2,240
Charge-Offs	--	--	--	--	--	(12)	--	--	(12)
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	201	126	25	41	(41)	26	(210)	--	168
Ending Balances	$1,224	$464	$128	$168	$105	$99	$202	$6	$2,396

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,224	464	128	168	105	99	202	6	2,396

Loans Receivable:
Ending Balances - Total	$89,545	$56,266	$20,368	$19,945	$12,505	$17,513	$25,749	$366	$242,257
Ending Balances:
Evaluated for Impairment:
Individually	200	2,645	--	--	--	27	--	--	2,872
Collectively	$89,345	$53,621	$20,368	$19,945	$12,505	$17,486	$25,749	$366	$239,385

	Real Estate Loans
June 30, 2013	Residential	Commercial	Multi- Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$306	$185	$205	$270	$311	$110	$281	$30	$1,698
Charge-Offs	--	--	--	--	--	(16)	--	--	(16)
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	717	153	(102)	(143)	(165)	(9)	131	(24)	558
Ending Balances	$1,023	$338	$103	$127	$146	$85	$412	$6	$2,240

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,023	338	103	127	146	85	412	6	2,240

Loans Receivable:
Ending Balances - Total	$73,243	$51,169	$19,587	$15,589	$16,937	$14,897	$16,776	$387	$208,585
Ending Balances:
Evaluated for Impairment:
Individually	648	1,712	--	--	--	116	3,231	--	5,707
Collectively	$72,595	$49,457	$19,587	$15,589	$16,937	$14,781	$13,545	$387	$202,878

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.                 Loans Receivable (Continued)

Credit Quality Indicators (Continued)
The following tables present loans individually evaluated for impairment, segregated by class of loans, as of June 30, 2014 and 2013:

June 30, 2014	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$200	$200	$--	$200	$--	$216
Commercial	2,645	2,645	--	2,645	--	2,661
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	27	27	--	27	--	27
Commercial Loans	--	--	--	--	--	--
Consumer Loans	--	--	--	--	--	--

Total	$2,872	$2,872	$--	$2,872	$--	$2,904

June 30, 2013	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$648	$648	$--	$648	$--	$650
Commercial	1,712	1,712	--	1,712	--	1,151
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	116	116	--	116	--	116
Commercial Loans	3,231	3,231	--	3,231	--	3,534
Consumer Loans	--	--	--	--	--	--

Total	$5,707	$5,707	$--	$5,707	$--	$5,451

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.                 Loans Receivable (Continued)

Credit Quality Indicators (Continued)
For the years ended June 30, 2014 and 2013, approximately $3,000 and $16,000, respectively, of interest was foregone on non-accrual loans.  Impaired loans consisted of non-accruing loans at June 30, 2014 and 2013.  Impaired loans, segregated by class of loans, were as follows:

	2014	2013
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$151	$386
Commercial	--	--
Multi-Family Residential	--	--
Land	--	--
Construction	--	--
Equity and Second Mortgage	--	--
Equity Lines of Credit	27	27
Commercial Loans	--	--
Consumer Loans	--	--

Total	$178	$413

Note 4.	Accrued Interest Receivable

Accrued interest receivable at June 30, 2014 and 2013, consisted of the following:

	2014	2013
	(In Thousands)
Accrued Interest on:
Mortgage Loans	$799	$612
Other Loans	54	42
Investments	4	3
Mortgage-Backed Securities	108	117

Total	$965	$774

Note 5.	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	2014	2013
	(In Thousands)

Land	$3,371	$2,544
Buildings	4,627	3,377
Equipment	1,205	1,222
Construction in Progress	953	967
	10,156	8,110
Accumulated Depreciation	(1,702)	(1,551)

Total	$8,454	$6,559

Depreciation expense charged against operations for the years ended June 30, 2014 and 2013, was $303,000 and $222,000, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 6.	Deposits

Deposits at June 30, 2014 and 2013, are summarized as follows:

	Weighted	Weighted
	Average	Average
	Rate at	Rate at	2014		2013
	6/30/2014	6/30/2013	Amount	Percent	Amount	Percent
			(Dollars in Thousands)

Non-Interest Bearing	0.00%	0.00%	$43,447	15.95%	$26,027	12.28%
NOW Accounts	0.88%	1.00%	24,015	8.82	24,625	11.62
Money Market	0.33%	0.35%	72,240	26.53	39,482	18.63
Passbook Savings	0.20%	0.24%	12,165	4.47	9,524	4.49
			151,867	55.77	99,658	47.02

Certificates of Deposit	1.28%	1.43%	120,428	44.23	112,264	52.98

Total Deposits			$272,295	100.00%	$211,922	100.00%

The composition of certificates of deposit accounts by interest rate is as follows:

	2014		2013
	Amount	Percent	Amount	Percent
		(Dollars in Thousands)

0.00% to 0.99%	$46,786	38.85%	$34,288	30.54%
1.00% to 1.99%	43,105	35.80	40,466	36.04
2.00% to 2.99%	17,780	14.76	21,822	19.44
3.00% to 3.99%	12,757	10.59	15,354	13.68
4.00% to 4.99%	--	--	334	0.30

Total Deposits	$120,428	100.00%	$112,264	100.00%

Maturities of certificates of deposit accounts at June 30, 2014, are scheduled as follows:

			Weighted
Year Ending			Average
June 30,	Amount	Percent	Rate
	(Dollars in Thousands)

2015	$51,465	42.74%	1.49%
2016	33,220	27.58	1.72%
2017	23,662	19.65	1.93%
2018	3,980	3.30	1.96%
2019	6,320	5.25	1.71%
2020	1,781	1.48	1.90%
Total	$120,428	100.00%

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 6.                 Deposits (Continued)

Interest expense on deposits for the years ended June 30, 2014 and 2013, was as follows:

	2014	2013
	(In Thousands)

NOW and Money Market	$390	$351
Passbook Savings	23	21
Certificates of Deposit	1,745	1,872

Total	$2,158	$2,244

The aggregate amount of time deposits in denominations of $100,000 or more at June 30, 2014 and 2013, was $68.3 million and $53.5 million, respectively.

At both June 30, 2014 and 2013, the Bank had brokered certificates of deposit totaling $12.7 million. The brokered certificates of deposit are callable by the Bank after twelve months.

Included in money market accounts at June 30, 2014, was a non-recurring deposit that had a balance of $30.6 million. The deposit was short-term in nature and withdrawn as of August 1, 2014.

Note 7.                 Advances from Federal Home Loan Bank of Dallas

Pursuant to collateral agreements with the Federal Home Loan Bank of Dallas (FHLB), advances are secured by a blanket floating lien on first mortgage loans.  Total interest expense recognized amounted to $164,000 and $326,000, for fiscal years 2014 and 2013, respectively.

Advances at June 30, 2014 and 2013, consisted of the following:

	Advance Total
Contract Rate	2014	2013
	(In Thousands)

0.00% to 0.99%	$10,250	$17,100
1.00% to 1.99%	--	--
2.00% to 2.99%	--	353
3.00% to 3.99%	--	1,153
4.00% to 4.99%	2,647	3,056

Total	$12,897	$21,662

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 7.                 Advances from Federal Home Loan Bank of Dallas (Continued)

Maturities of advances at June 30, 2014 are as follows (in thousands):

Year Ending
June 30,	Amount

2015	$10,486
2016	246
2017	258
2018	270
2019	282
Thereafter	1,355

Total	$12,897

Note 8.	Other Borrowings

At June 30, 2013, the Company had available a $2.0 million line of credit agreement with a bank, maturing March 20, 2014.  Subsequent to June 30, 2014, the Company extended the $2.0 million line of credit through July 18, 2015. The line is secured by 100 shares of the subsidiary Bank’s common stock and bears interest at a rate of 4.25%.  There was no line of credit outstanding at June 30, 2014. At June 30, 2013, amounts drawn on the line of credit totaled $500,000.

Note 9.	Commitments

Lease Commitments
The Bank leases property for three branch facilities expiring in various years through November 2018.

Future minimum rental payments resulting from the non-cancelable term of these leases are as follows (in thousands):

Year Ending
June 30,	Amount

2015	$76
2016	72
2017	26
2018	26
2019	11

Total	$211

Total rent expense paid under the terms of these leases for the years ended June 30, 2014 and 2013, amounted to $110,000 and $147,000, respectively.  Rent expense for the years ended June 30, 2014 and 2013, is net of sublease rental income in the amount of $4,000 and $6,000, respectively.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 9.	Commitments (Continued)

Contractual Commitment (Continued)
The future minimum commitments for the on-line processing services are as follows (in thousands):

Year Ending
June 30,	Amount
(In Thousands)

2015	$28

Employment Contracts
The Company and the Bank have employment contracts with certain key employees.  These contracts provide for compensation and termination benefits.  The future minimum commitments for employment contracts are as follows (in thousands):

Year Ending
June 30,	Amount
(In Thousands)

2015	$431
2016	378
2017	354
2018	274
2019	97

Total	$1,534

Note 10.                 Income Taxes

The Company and its subsidiary file consolidated federal income tax returns.  The current provision for federal and state income taxes is calculated on pretax accounting income adjusted by items considered to be permanent differences between book and taxable income.  Income tax expense for the years ended June 30, 2014 and 2013, is summarized as follows:

	2014	2013
	(In Thousands)

Current	$1,346	$1,755
Deferred	(14)	(127)

Total	$1,332	$1,628

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 10.                 Income Taxes (Continued)

The effective federal income tax rate for the years ended June 30, 2014 and 2013, was 32.7% and 34.2%, respectively.  Reconciliations of income tax expense at the statutory rate to the Company’s effective rates are as follows:

	2014	2013
	(In Thousands)

Computed at Expected Statutory Rate	$1,386	$1,618
Capital Gains and Losses	6	40
Stock Option Compensation	--	(2)
Non-Taxable Income	(60)	(64)
Other	--	36

Provision for Income Tax Expense	$1,332	$1,628

At June 30, 2014 and 2013, temporary differences between the financial statement carrying amount and tax bases of assets that gave rise to deferred tax recognition were related to the effect of loan bad debt deduction differences for tax and book purposes, deferred stock option compensation and non-deductible capital losses.  The deferred tax expense or benefit related to securities available-for-sale has no effect on the Bank's income tax provision since it is charged or credited to the Bank’s other comprehensive income or loss equity component.  A valuation allowance has been established to eliminate the deferred tax benefit of capital losses due to the uncertainty as to whether the tax benefits would be realized in future periods.

The net deferred income tax asset and liability consisted of the following components at June 30, 2014 and 2013:

	2014	2013
	(In Thousands)
Deferred Tax Assets
Stock Option Compensation	$104	$92
Loans Receivable - Bad Debt Loss Allowance	708	655
Capital Losses	109	154
	921	901
Valuation Allowance	(109)	(103)

Net Deferred Tax Assets	812	798

Deferred Tax Liabilities
Market Value Adjustment to
Available-for-Sale Securities	(89)	(23)

Net Deferred Tax Assets (Liabilities)	$723	$775

In computing federal taxes on income under provisions of the Internal Revenue Code in years past, earnings appropriated by savings and loan associations to general reserves were deductible in arriving at taxable income if certain conditions were met.  Bank retained earnings appropriated to the federal insurance reserve at June 30, 2014 and 2013, amounted to $4.0 million.  Included were appropriations of net income of prior years of $3.3 million, for which no provision for federal income taxes has been made.  If this portion of the reserve is used for any purpose other than to absorb losses, a tax liability will be imposed upon the Bank at the then current federal income tax rate.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 10.                 Income Taxes (Continued)

At June 30, 2014 and 2013, the Company did not have any tax positions which resulted in unrecognized tax benefits.  In addition, the Company had no amount of interest and penalties recognized in the consolidated statements of operations for the years ended June 30, 2014 and 2013, nor any amount of interest and penalties recognized in the consolidated balance sheets as of June 30, 2014 and 2013.  As of June 30, 2014 and 2013, the Company had no uncertain tax positions.  As of June 30, 2014, the tax years that remain open for examination by tax jurisdictions include the years ended June 30, 2013, 2012 and 2011.

Note 11.                 Employee Benefit Plans

Effective November 15, 2004, the Bank adopted the Home Federal Bank Employees’ Savings and Profit Sharing Plan and Trust administered by the Pentegra Group.  This plan complies with the requirements of Section 401(k) of the Internal Revenue Code.  Those eligible for this defined contribution plan must have completed twelve months of full time service and attained age 21.  Participating employees may make elective salary reduction contributions of up to $17,500, of their eligible compensation.  The Bank will contribute a basic “safe harbor” contribution of 3% of participant plan salary and will match 50% of the first 6% of plan salary elective deferrals.  The Bank is also permitted to make discretionary contributions to be allocated to participant accounts.  Pension costs, including administrative fees, attributable to the Bank’s 401(k) safe harbor plan for the years ended June 30, 2014 and 2013, were $207,000 and $229,000, respectively.

During fiscal year 2011, The Company established a Survivor Benefit Plan for the benefit of selected executives.  The purpose of the plan is to provide benefits to designated beneficiaries if a participant dies while employed by the Company.  The plan is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the plan are payable from the general assets of the Company.  At June 30, 2014 and 2013, there were no obligations requiring accrual for this plan.

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

For the years ended June 30, 2014 and 2013, the Company recorded compensation expense totaling $132,791 and $65,252, respectively, to accrue the benefits required by the SERP agreements. The Bank's future compensation expense under these agreements is approximately $140,000 to $170,000 per year through December 2017.

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

As compensation expense is incurred, the unearned ESOP shares account is reduced based on the original cost of the stock.  The difference between the cost and the average market price of shares released for allocation is applied to additional paid-in capital.  ESOP compensation expense for the years ended June 30, 2014 and 2013, was $205,000 and $200,000, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 12.                 Employee Stock Ownership Plan (Continued)

The ESOP shares as of June 30, 2014 and 2013, were as follows:

	2014	2013
Allocated Shares	64,850	57,226
Shares Released for Allocation	5,765	5,765
Unreleased Shares	156,079	167,609

Total ESOP Shares	226,694	230,600

Fair Value of Unreleased Shares (In Thousands)	$3,048	$2,906

Stock Price	$19.53	$17.34

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

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement (the 2011 Recognition Plan, together with the 2005 Recognition Plan, the Recognition Plan) as an incentive to retain personnel of experience and ability in key positions. The aggregate number of shares of the Company’s common stock available for award under the 2011 Recognition Plan totaled 77,808 shares. As of June 30, 2014, 69,251 shares had been awarded under the 2011 Recognition Plan.

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

The cost associated with the 2005 Recognition Plan is based on a share price of $10.93 (as adjusted), which represents the market price of the Company’s stock on the date on which the 2005 Recognition Plan shares were granted. The cost associated with the 2011 Recognition Plan is based on a share price of $14.70, which represents the fair market price of the Company’s stock on the date on which the 2011 Recognition Plan shares were granted. The cost of the Recognition Plan is being recognized over the five year vesting period.  Compensation expense pertaining to the Recognition Plan was $210,000 and $209,000, for the years ended June 30, 2014 and 2013, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 13.	Stock-Based Compensation (Continued)

A summary of the changes in restricted stock follows:

	Unawarded Shares		Awarded Shares
	2014	2013	2014	2013

Balance - Beginning of Year	8,557	8,557	55,409	69,251
Granted	--	--	--	--
Forfeited	--	--	--	--
Earned and Issued	--	--	(13,842)	(13,842)

Balance - End of Year	8,557	8,557	41,567	55,409

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

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan (the 2011 Option Plan, together with the 2005 Option Plan, the Option Plan) for the benefit of directors, officers, and other employees. The aggregate number of shares of common stock reserved for issuance under the 2011 Option Plan totaled 194,522. Both incentive stock options and non-qualified stock options may be granted under the Option Plan. As of June 30, 2014 and 2013, 169,235 options had been granted under the 2011 Option Plan.

On August 18, 2005, the Company granted 158,858 options (as adjusted for the conversion described in Note 1) to directors and employees.  Under the 2005 Option Plan, the exercise price of each option cannot be less than the fair market value of the underlying common stock as of the date of the option grant, which was $10.82 (as adjusted), and the maximum term is ten years.  On August 19, 2010, the Company granted 21,616 options under the 2005 Option Plan that were previously forfeited (as adjusted for the conversion), at an exercise price of $10.93 per share.  On January 31, 2012, 169,234 options were granted to directors and employees at an exercise price of $14.70 per share under the 2011 Option Plan.

Incentive stock options and non-qualified stock options granted under the Option Plan become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted.  No vesting shall occur after an employee’s employment or service as a director is terminated.  As of June 30, 2014, 2,133 and 25,287 stock options were available for future grant under the 2005 Option Plan and the 2011 Option Plan, respectively. In the event of death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 13.	Stock-Based Compensation (Continued)

Following is a summary of the status of the Option Plan (as adjusted for the conversion) during the fiscal years ended June 30, 2014 and 2013:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Shares	Price	Term	Value
Outstanding at June 30, 2013	264,497	13.64
Granted	--
Exercised	(34,707)	11.02
Forfeited	(3,890)	14.70
Outstanding at June 30, 2014	225,900	14.03	6.87	$1,242,576

Options Exercisable at June 30, 2014	90,627	$13.49	6.08	$547,385

Outstanding at June 30, 2012	334,822	$13.08
Granted	--	--
Exercised	(70,325)	10.93
Forfeited	--	--
Outstanding at June 30, 2013	264,497	$13.64	7.24	$977,321

Options Exercisable at June 30, 2013	88,720	$12.22	4.94	$454,674

The fair value of each option granted is estimated on the grant date using the Black-Scholes model.  The following assumptions were made in estimating fair value.  The fair value has been adjusted for the exchange ratio as a result of the second-step conversion:

	2011 Option Plan	2005 Option Plan
Dividend Yield	1.65%	2.0%
Expected Term	10 years	10 Years
Risk-Free Interest Rate	1.83%	4.13%
Expected Life	10 years	10 Years
Expected Volatility	29.74%	8.59%

A summary of the status of the Company’s nonvested options as of June 30, 2014, and changes during the year ended June 30, 2014, is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Nonvested at June 30, 2013	175,777	$14.37
Granted	--	--
Vested	(37,392)	14.29
Forfeited	(3,112)	14.70
Nonvested at June 30, 2014	135,273	13.49

The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of the grant.  At June 30, 2014 and 2013, compensation expense charged to operations was $162,000 and $166,000, respectively.

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

No material gains or losses are anticipated as a result of these transactions.

At June 30, 2014 and 2013, the following financial instruments were outstanding:

	Contract Amount
	2014	2013
	(In Thousands)

Commitments to Grant Loans	$34,888	$29,071
Unfunded Commitments Under Lines of Credit	13,978	8,063
	$48,866	$37,134

Fixed Rate Loans (3.125% - 5.85% in 2013; 3.125% - 5.75% in 2013)	$48,383	$37,134
Variable Rate Loans	483	--
	$48,866	$37,134

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

Other Credit Concentrations

The Bank has purchased, with recourse from the seller, a significant number of loans from third-party mortgage originators.  These loans are serviced by these entities.  At June 30, 2014 and 2013, the balance of the loans outstanding being serviced by these entities was $8.2 million and $8.3 million, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 14.                 Off-Balance Sheet Activities (Continued)

Credit Related Financial Instruments (Continued)

Interest Rate Floors and Caps

The Bank writes interest rate floors and caps into its variable rate mortgage loan contracts and loan servicing agreements in an attempt to manage its interest rate exposure.  Such floors and caps enable customers to transfer, modify, or reduce their interest rate risk, which, in turn, creates an off-balance sheet market risk to the Bank.  At June 30, 2014, the Bank's loan portfolio contained approximately $13.6 million of loans in which the loan contracts or servicing agreements possessed interest rate floors and caps.  Of this amount, $8.1 million consisted of purchased loans, which were originated by third-party mortgage originators.

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

An analysis of the activity in loans made to such borrowers (both direct and indirect), including lines of credit, is summarized as follows for the years ended June 30, 2014 and 2013:

	2014	2013
	(In Thousands)

Balance – Beginning of Year	$3,393	$3,236
Additions	377	1,947
Principal Payments	(1,260)	(1,790)

Balance – End of Year	$2,510	$3,393

Deposits from related parties held by the Bank at June 30, 2014 and 2013, amounted to $3.8 million and $2.5 million, respectively.

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

The Bank is required to maintain minimum capital ratios under OCC regulatory guidelines in order to ensure capital adequacy.  Management believes, as of June 30, 2014 and 2013, that the Bank met all OCC capital adequacy requirements to which it is subject.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 16.                 Regulatory Matters (Continued)

As of June 30, 2014, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum capital ratios, which are different than those required to meet OCC capital adequacy requirements.

There are no conditions or events since that notification that management believes may have changed the Bank’s category.  The Bank was also classified as well capitalized at June 30, 2013.

The Bank’s actual and required capital amounts and ratios for OCC regulatory capital adequacy purposes are presented below as of June 30, 2014 and 2013:

				Required for Capital
		Actual		Adequacy Purposes
		Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)

June 30, 2014
Core Capital	(1)	$42,001	12.74%	$9,887	3.00%
Tangible Capital	(1)	42,001	12.74%	4,943	1.50%
Total Risk-Based Capital	(2)	44,147	21.35%	16,545	8.00%

June 30, 2013
Core Capital	(1)	$42,063	15.16%	$8,323	3,00%
Tangible Capital	(1)	42,063	15.16%	4,161	1.50%
Total Risk-Based Capital	(2)	43,971	25.48%	13,804	8.00%
________________________
(1) Amounts and Ratios to Adjusted Total Assets
(2) Amounts and Ratios to Total Risk-Weighted Assets

The Bank’s actual and required capital amounts and ratios to be well capitalized under prompt corrective action provisions are presented below as of June 30, 2014 and 2013:

				Required to be
		Actual		Well Capitalized
		Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
June 30, 2014
Tier 1 Leverage Capital	(1)	$42,001	12.74%	$16,479	5.00%
Tier 1 Risk-Based Capital	(2)	42,001	20.31%	12,409	6.00%
Total Risk-Based Capital	(2)	44,147	21.35%	20,682	10.00%

June 30, 2013
Tier 1 Leverage Capital	(1)	$42,063	15.16%	$13,871	5.00%
Tier 1 Risk-Based Capital	(2)	42,063	24.38%	10,353	6.00%
Total Risk-Based Capital	(2)	43,971	25.48%	17,256	10.00%
__________________________
(1) Amounts and Ratios to Adjusted Total Assets
(2) Amounts and Ratios to Total Risk-Weighted Assets

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 16.                 Regulatory Matters (Continued)

The actual and required capital amounts and ratios applicable to the Bank for the years ended June 30, 2014 and 2013, are presented in the following tables, including a reconciliation of capital under generally accepted accounting principles (GAAP) to such amounts reported for regulatory purposes:

			Minimum for Capital
	Actual		Adequacy Purposes
June 30, 2014	Ratio	Amount	Ratio	Amount
	(Dollars in Thousands)

Total Equity, and Ratio to Total Assets	12.82%	$42,292
Investments in and Advances to
Nonincludable Subsidiaries		(119)
Unrealized Gains on Securities Available-for-Sale		(172)
Tangible Capital, and Ratio to Adjusted Total Assets	12.74%	$42,001	1.5%	$4,943
Tier 1 (Core) Capital,
and Ratio to Adjusted Total Assets	12.74%	$42,001	3.0%	$9,887
Tier 1 (Core) Capital,
and Ratio to Risk-Weighted Assets	20.31%	$42,001
Allowance for Loan Losses		2,396
Equity Investment		(250)
Total Risk-Based Capital, and
Ratio to Risk-Weighted Assets	21.35%	$44,147	8.0%	$16,545
Total Assets		$329,950
Adjusted Total Assets		$329,570
Risk-Weighted Assets		$206,815

			Minimum for Capital
	Actual		Adequacy Purposes
June 30, 2013	Ratio	Amount	Ratio	Amount
	(Dollars in Thousands)

Total Equity, and Ratio to Total Assets	15.21%	$42,226
Investments in and Advances to
Nonincludable Subsidiaries		(119)
Unrealized Gains on Securities Available-for-Sale		(44)
Tangible Capital, and Ratio to Adjusted Total Assets	15.16%	$42,063	1.5%	$4,161
Tier 1 (Core) Capital,
and Ratio to Adjusted Total Assets	15.16%	$42,063	3.0%	$8,323
Tier 1 (Core) Capital,
and Ratio to Risk-Weighted Assets	24.38%	$42,063
Allowance for Loan Losses		2,158
Equity Investment		(250)
Total Risk-Based Capital, and
Ratio to Risk-Weighted Assets	25.48%	$43,971	8.0%	$13,804
Total Assets		$277,602
Adjusted Total Assets		$277,417
Risk-Weighted Assets		$172,555

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

At June 30, 2014 and 2013, the carrying amount and estimated fair values of the Bank’s financial instruments were as follows:

	2014		2013
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$13,633	$13,633	$3,685	$3,685
Securities Available-for-Sale	48,434	48,434	47,961	47,961
Securities to be Held-to-Maturity	1,765	1,765	1,465	1,465
Loans Held-for-Sale	9,375	9,375	3,464	3,464
Loans Receivable	239,563	242,240	206,079	206,055

Financial Liabilities
Deposits	272,295	259,411	211,922	211,130
Advances from FHLB	12,897	13,266	21,662	22,045

Off-Balance Sheet Items
Mortgage Loan Commitments	349	349	291	291

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the year ended June 30, 2014.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 18.                 Fair Value Disclosures (Continued)

Fair values of assets and liabilities measured on a recurring basis at June 30, 2014 and 2013, are as follows:

	Fair Value Measurements
June 30, 2014	(Level 1)	(Level 2)	(Level 3)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$323	$--	$323
FNMA	--	25,780	--	25,780
GNMA	--	22,331	--	22,331

Total	$--	$48,434	$--	$48,434

	Fair Value Measurements
June 30, 2013	(Level 1)	(Level 2)	(Level 3)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$416	$--	$416
FNMA	--	11,960	--	11,960
GNMA	--	35,585	--	35,585

Total	$--	$47,961	$--	$47,961

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at June 30, 2014 or 2013.

The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis at June 30, 2014 and 2013.

	Fair Value Measurements
June 30, 2014	(Level 1)	(Level 2)	(Level 3)	Total
		(In Thousands)
Assets:
Impaired Loans,
Net of Allowance	$--	$--	$178	$178

Total	$--	$--	$178	$178

	Fair Value Measurements
June 30, 2013	(Level 1)	(Level 2)	(Level 3)	Total
		(In Thousands)
Assets:
Impaired Loans,
Net of Allowance	$--	$--	$413	$413

Total	$--	$--	$413	$413

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 19.                 Earnings Per Common Share

The following table presents the components of average outstanding common shares for the years ended June 30, 2014 and 2013:

	2014	2013

Average Common Shares Issued	3,062,386	3,062,386
Average Treasury Shares Held	(773,437)	(486,627)
Average Unearned ESOP Shares	(161,844)	(173,374)
Average Unearned RRP Trust Shares	(58,239)	(72,082)

Weighted Average Number of Common
Shares Used in Basic EPS	2,068,866	2,330,303

Effect of Dilutive Securities
Stock Options	51,932	64,214

Weighted Average Number of Common
Shares and Dilutive Potential Common
Shares Used in Dilutive EPS	2,120,798	2,394,517

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in GAAP.  The share amounts have been adjusted for the conversion completed on December 22, 2010 and the exchange of Mid-Tier Company common stock for shares of the Company at an exchange ratio of 0.9110.  For the years ended June 30, 2014 and 2013, there were outstanding options to purchase 225,900 and 264,497 shares, respectively, at $14.03 per share for 2014 and $13.64 per share for 2013.

Note 20.                 Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date that the financial statements were available to be issued.

Subsequent to the balance sheet date, the Company renewed a line of credit, see Note 8 for the details concerning that renewal.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 21.                 Parent Company Financial Statements

Financial information pertaining only to Home Federal Bancorp, Inc. of Louisiana as of June 30, 2014 and 2013, is as follows:

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Balance Sheets
June 30, 2014 and 2013

	June 30,
	2014	2013
	(In Thousands)
Assets
Cash and Cash Equivalents	$222	$29
Investment in Subsidiary	42,293	42,226
Other Assets	278	241

Total Assets	$42,793	$42,496

Liabilities and Stockholders' Equity
Other Borrowings	$--	$500
Other Liabilities	14	14
Stockholders' Equity	42,779	41,982

Total Liabilities and Stockholders' Equity	$42,793	$42,496

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Statements of Operations
For the Years Ended June 30, 2014 and 2013

	For the Years Ended June 30,
	2014	2013
	(In Thousands)

Equity in Undistributed Earnings of Subsidiary	$2,938	$3,407
Interest Income	95	99

Total Income	3,033	3,506

Operating Expenses	375	456
Interest Expense	14	9

Total Expenses	389	465

Income Before Income Tax Benefit	2,644	3,041
Income Tax Benefit	(100)	(89)

Net Income	$2,744	$3,130

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 21.                 Parent Company Financial Statements (Continued)

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Statements of Cash Flows
For the Years Ended June 30, 2014 and 2013

	For the Years Ended June 30,
	2014	2013
	(In Thousands)
Operating Activities
Net Income	$2,744	$3,130
Adjustments to Reconcile Net Income to Net
Cash Used in Operating Activities
Equity in Undistributed Earnings of Subsidiary	(2,938)	(3,407)
Increase (Decrease) in Other Assets	(37)	21
Increase in Other Liabilities	--	14

Net Cash Used in Operating Activities	(231)	(242)

Financing Activities
Distribution from Subsidiary	3,000	5,000
Proceeds from Stock Options Exercised	179	583
Proceeds of Borrowings	300	1,500
Repayment of Borrowings	(800)	(1,000)
Proceeds Received from Subsidiary on Stock Compensation
Programs	621	617
Acquisition of Treasury Stock	(2,325)	(10,276)
Dividends Paid	(551)	(633)

Net Cash Provided by (Used in) Financing Activities	424	(4,209)

Increase (Decrease) in Cash and Cash Equivalents	193	(4,451)
Cash and Cash Equivalents, Beginning of Year	29	4,480

Cash and Cash Equivalents, End of Year	$222	$29

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2014.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management -Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2014 (“Proxy Statement”).

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

Item 11. Executive Compensation

The information required herein is incorporated by reference from the section captioned “Management Compensation” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management. The information required herein is incorporated by reference from the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2014.

Equity Compensation Plan Information. The following table provides information as of June 30, 2014 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2005 and 2011 Stock Option Plans and 2005 and 2011 Recognition and Retention Plans, all of which were approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	240,046	13.98	35,977
Equity compensation plans not approved by security holders	--	--	--

Total	240,046	13.98	35,977

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required herein is incorporated by reference from the section captioned “Indebtedness of Management and Related Party Transactions” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2014.

Item 14. Principal Accounting Fees and Services

The information required herein is incorporated by reference from the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2014.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report and are incorporated herein by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2014 and 2013
Consolidated Statements of Operations for the Years Ended June 30, 2014 and 2013
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2014 and 2014
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended June 30, 2014 and 2013
Notes to Consolidated Financial Statements

The following exhibits are filed as part of the Form 10-K, and this list includes the Exhibit Index:

No.	Description	Location
3.1	Articles of Incorporation of Home Federal Bancorp, Inc. of Louisiana	(1)
3.2	Bylaws of Home Federal Bancorp, Inc. of Louisiana	(1)
4.0	Form of Stock Certificate of Home Federal Bancorp, Inc. of Louisiana	(1)
10.1	Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan*	(2)
10.2	Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan*	(2)
10.3	Employment Agreement between Home Federal Bank and Daniel R. Herndon*	(3)
10.4	Employment Agreement between Home Federal Bancorp, Inc. of Louisiana and Daniel R. Herndon*	(3)
10.5	Employment Agreement between Home Federal Bank and James R. Barlow*	(4)
10.6	Loan Officer Incentive Plan*	(5)
10.7	Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan*	(6)
10.8	Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement*	(6)
10.9	Letter Agreement between Home Federal Bank and Adalberto Cantu, Jr., dated as of February 6, 2013*	(7)
10.10	Letter Agreement by and among Home Federal Bank, Home Federal Bancorp, Inc. of Louisiana and Glen W. Brown accepted as of April 9, 2014*	(8)
10.11	Change in Control Agreement by and between Home Federal Bank and Glen W. Brown dated as of August 18, 2014*	(9)
23.0	Consent of LaPorte, A Professional Accounting Corporation	Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Co-Principal Executive Officer	Filed Herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Co-Principal Executive Officer	Filed Herewith
31.3	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed Herewith
32.0	Section 1350 Certifications	Filed Herewith
101.INS	XBRL Instance Document.	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.	Filed Herewith
__________________
*	Denotes a management contract or compensatory plan or arrangement.
(1)	Incorporated herein by reference from Home Federal Bancorp’s Registration Statement on Form S-1, as amended, filed with the SEC on September 3, 2010 (File No. 333-169230).
(Footnotes continued on following page)

___________________
(2)	Incorporated herein by reference from Home Federal Bancorp, Inc. of Louisiana’s Definitive Schedule 14A filed with the SEC on June 29, 2005 (File No. 000-51117).
(3)	Incorporated herein by reference from Home Federal Bancorp, Inc. of Louisiana’s Current Report on Form 8-K filed with the SEC on February 23, 2009 (File No. 000-51117).
(4)	Incorporated herein by reference from Home Federal Bancorp, Inc. of Louisiana’s Current Report on Form 8-K filed with the SEC on January 19, 2010 (File No. 000-51117).
(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on September 17, 2012 (File No. 001-35019)
(6)
Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on December 23, 2011 filed with the Commission on October 28, 2011 (File No. 001-35019).

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2013 (File No. 001-35019).
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2014 (File No. 001-35019).
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2014 (File No. 001-35019).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Date: September 22, 2014	By:	/s/Daniel R. Herndon
Daniel R. Herndon
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/Daniel R. Herndon	Chairman of the Board and Chief Executive	September 22, 2014
Daniel R. Herndon	Officer
(Co-Principal Executive Officer)
/s/James R. Barlow	Director, President and Chief Operating	September 22, 2014
James R. Barlow	Officer
(Co-Principal Executive Officer)
/s/Glen W. Brown	Senior Vice President and Chief Financial Officer	September 22, 2014
Glen W. Brown	(Principal Financial and Accounting Officer)

/s/Clyde D. Patterson	Director, Executive Vice President and	September 22, 2014
Clyde D. Patterson	Treasurer

/s/Walter T. Colquitt III	Director	September 22, 2014
Walter T. Colquitt III

/s/David A. Herndon, III	Director	September 22, 2014
David A. Herndon, III

/s/Scott D. Lawrence	Director	September 22, 2014
Scott D. Lawrence

/s/Mark M. Harrison	Director	September 22, 2014
Mark M. Harrison

/s/Woodus K. Humphrey	Director	September 22, 2014
Woodus K. Humphrey

/s/Thomas Steen Trawick, Jr.	Director	September 22, 2014
Thomas Steen Trawick, Jr.

/s/Timothy W. Wilhite, Esq.	Director	September 22, 2014
Timothy W. Wilhite, Esq.