Form 10-Q
period 2014-09-30
Home Federal Bancorp, Inc. of Louisiana
filed 2014-11-10
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2014
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

(318) 222-1145
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [X]  Yes     [   ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         [X]  Yes    [   ]   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ] Accelerated filer [ ]
Non-accelerated filer [ ] Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [X] No
Shares of common stock, par value $.01 per share, outstanding as of November 7, 2014: The registrant had 2,198,442 shares of common stock outstanding.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30, 2014	June 30, 2014
	(Dollars In Thousands)
ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $1,859 and $9,317 for September 30, 2014 and June 30, 2014, Respectively)	$4,794	$13,633
Securities Available-for-Sale	55,494	48,434
Securities Held-to-Maturity	2,399	1,765
Loans Held-for-Sale	11,035	9,375
Loans Receivable, Net of Allowance for Loan Losses of $2,285 and $2,396, Respectively	248,309	239,563
Accrued Interest Receivable	987	965
Premises and Equipment, Net	9,994	8,454
Bank Owned Life Insurance	6,244	6,203
Deferred Tax Asset	776	723
Other Assets	453	414

Total Assets	$340,485	$329,529

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$252,011	$272,295
Advances from Borrowers for Taxes and Insurance	615	428
Advances from Federal Home Loan Bank of Dallas	43,589	12,897
Other Accrued Expenses and Liabilities	1,612	1,130

Total Liabilities	297,827	286,750

STOCKHOLDERS’ EQUITY
Preferred Stock – 10,000,000 Shares of $.01 Par Value Authorized; None Issued and Outstanding	--	--
Common Stock – 40,000,000 Shares of $.01 Par Value Authorized; 3,062,386 Shares Issued and 2,203,442 Shares Outstanding at September 30, 2014; 2,241,967 Shares Outstanding at June 30, 2014	34	34
Additional Paid-in Capital	32,940	32,853
Treasury Stock, at Cost – 858,944 shares at September 30, 2014; 820,419 at June 30, 2014	(16,454)	(15,658)
Unearned ESOP Stock	(1,532)	(1,561)
Unearned RRP Trust Stock	(599)	(609)
Retained Earnings	28,255	27,588
Accumulated Other Comprehensive Income	14	172

Total Stockholders’ Equity	42,658	42,779

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$340,485	$329,529

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,
	2014	2013
	(In Thousands, Except per Share Data)
INTEREST INCOME
Loans, Including Fees	$3,307	$3,050
Investment Securities	1	1
Mortgage-Backed Securities	244	276
Other Interest-Earning Assets	3	4
Total Interest Income	3,555	3,331

INTEREST EXPENSE
Deposits	535	575
Federal Home Loan Bank Borrowings	45	48
Other Bank Borrowings	--	7
Total Interest Expense	580	630
Net Interest Income	2,975	2,701

PROVISION FOR LOAN LOSSES	40	66
Net Interest Income after Provision for Loan Losses	2,935	2,635

NON-INTEREST INCOME
Gain on Sale of Loans	472	476
Income on Bank Owned Life Insurance	41	44
Service Charges on deposit accounts	101	75
Other Income	15	9
Total Non-Interest Income	629	604

NON-INTEREST EXPENSE
Compensation and Benefits	1,502	1,384
Occupancy and Equipment	229	195
Data Processing	119	115
Audit and Examination Fees	53	57
Franchise and Bank Shares Tax	73	93
Advertising	75	64
Legal Fees	69	93
Loan and Collection	66	32
Deposit Insurance Premium	31	33
Other Expense	120	116
Total Non-Interest Expense	2,337	2,182
Income Before Income Taxes	1,227	1,057

PROVISION FOR INCOME TAX EXPENSE	404	344
Net Income	$823	$713
EARNINGS PER COMMON SHARE:
Basic	$0.41	$0.34
Diluted	$0.40	$0.33
DIVIDENDS DECLARED	$0.07	$0.06

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,
	2014	2013
	(In Thousands)

Net Income	$823	$713

Other Comprehensive (Loss), Net of Tax
Unrealized Holding (Loss) on Securities Available-for-Sale, Net of Tax of $81 in 2014 and $135 in 2013	(158)	(262)

Total Comprehensive Income	$665	$451

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
				(In Thousands)
BALANCE – June 30, 2013	$32	$32,218	$(1,676)	$(863)	$25,395	$(13,168)	$44	$41,982

Net Income	--	--	--	--	713	--	--	713

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	--	(262)	(262)

RRP Shares Earned	--	--	--	10	--	--	--	10

Stock Options Vested	--	41	--	--	--	--	--	41

Common Stock Issuance for Stock Option Exercises	1	245	--	--	--	--	--	246

ESOP Compensation Earned	--	21	28	--	--	--	--	49

Acquisition of Treasury Stock	--	--	--	--	--	(473)	--	(473)

Dividends Declared	--	--	--	--	(141)	--	--	(141)

BALANCE – September 30, 2013	$33	$32,525	$(1,648)	$(853)	$25,967	$(13,641)	$(218)	$42,165

BALANCE – June 30, 2014	$34	$32,853	$(1,561)	$(609)	$27,588	$(15,698)	$172	$42,779

Net Income	--	--	--	--	823	--	--	823

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	--	(158)	(158)

RRP Shares Earned	--	--	--	10	--	--	--	10

Stock Options Vested	--	43	--	--	--	--	--	43

Common Stock Issuance for Stock Option Exercises	--	17	--	--	--	--	--	17

ESOP Compensation Earned	--	27	29	--	--	--	--	56

Acquisition of Treasury Stock	--	--	--	--	--	(756)	--	(756)

Dividends Declared	--	--	--	--	(156)	--	---	(156)

BALANCE – September 30, 2014	$34	$32,940	$(1,532)	$(599)	$28,255	$(16,454)	$14	$42,658

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$823	$713
Adjustments to Reconcile Net Income to Net
Cash Used in Operating Activities
Net Amortization and Accretion on Securities	3	18
Gain on Sale of Loans	(472)	(476)
Amortization of Deferred Loan Fees	(76)	(18)
Depreciation of Premises and Equipment	84	69
ESOP Expense	56	49
Stock Option Expense	44	41
Recognition and Retention Plan Expense	57	53
Deferred Income Tax	29	(17)
Provision for Loan Losses	40	66
Increase in Cash Surrender Value on Bank Owned Life Insurance	(41)	(44)
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(23,062)	(20,378)
Loans Held-for-Sale – Sale and Principal Repayments	21,874	18,341
Accrued Interest Receivable	(21)	(4)
Other Operating Assets	(40)	46
Other Operating Liabilities	435	419

Net Cash Used In Operating Activities	(267)	(1,122)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(8,714)	(849)
Deferred Loan Fees Collected	4	17
Acquisition of Premises and Equipment	(1,624)	(445)
Activity in Available-for-Sale Securities:
Principal Payments on Mortgage-Backed Securities	2,540	3,401
Purchases of Securities	(9,843)	(8,798)
Activity in Held-to-Maturity Securities:
Redemption Proceeds	128	--
Purchases of Securities	(762)	(134)

Net Cash Used in Investing Activities	(18,271)	(6,808)

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits	$(20,284)	$20,603
Proceeds from Federal Home Loan Bank Advances	349,750	217,750
Repayments of Advances from Federal Home Loan Bank	(319,058)	(223,879)
Net Increase in Advances from Borrowers for Taxes and Insurance	186	115
Dividends Paid	(156)	(141)
Acquisition of Treasury Stock	(756)	(473)
Proceeds from Stock Options Exercised	17	245
Proceeds from other Bank Borrowings	--	300

Net Cash Provided by Financing Activities	9,699	14,520

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,839)	6,590

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	13,633	3,685

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,794	$10,275

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$571	$636
Income Taxes Paid	1	--
Market Value Adjustment for Loss on Securities Available-for-Sale	(240)	(397)

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (“Home Federal Bank” or the “Bank”).  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 2014, is not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2015.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2014.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank’s customers by five full-service banking offices and one agency office, located in Caddo and Bossier Parishes, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of September 30, 2014, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

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

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  The new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.   ASU 2014-12 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted.  The Company’s current accounting treatment of performance conditions for employees who are or become eligible prior to the achievement of the performance target are consistent with ASU 2014-12, and as such does not expect the new guidance to have a material effect on the Corporation's financial condition and results of operations.  The Company expects to prospectively adopt ASU 2014-12 in the first quarter of 2015.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.           Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$301	$11	$--	$312
FNMA Mortgage-Backed Certificates	33,901	732	121	34,512
GNMA Mortgage-Backed Certificates	21,271	6	607	20,670

Total Debt Securities	55,473	749	728	55,494

Total Securities Available-for-Sale	$55,473	$749	$728	$55,494

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
21,487 Shares – Federal Home Loan Bank	$2,149	$--	$--	$2,149
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,399	--	--	2,399

Total Securities Held-to-Maturity	$2,399	$--	$--	$2,399

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$311	$12	$--	$323
FNMA Mortgage-Backed Certificates	24,947	857	24	25,780
GNMA Mortgage-Backed Certificates	22,915	6	590	22,331

Total Debt Securities	48,173	875	614	48,434

Total Securities Available-for-Sale	$48,173	$875	$614	$48,434

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
15,145 Shares – Federal Home Loan Bank	$1,515	$--	$--	$1,515
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	1,765	--	--	1,765

Total Securities Held-to-Maturity	$1,765	$--	$--	$1,765

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.           Securities (continued)

The amortized cost and fair value of securities by contractual maturity at September 30, 2014, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Debt Securities
Within One Year or Less	$--	$--	$--	$--
One through Five Years	239	246	--	--
After Five through Ten Years	152	157	--	--
Over Ten Years	55,082	55,091	--	--
	55,473	55,494	--	--
Other Equity Securities	--	--	2,399	2,399

Total	$55,473	$55,494	$2,399	$2,399

There were no sales of available-for-sale securities during the three months ended September 30, 2014.

The following tables show information pertaining to gross unrealized losses on securities available-for-sale at September 30, 2014 and June 30, 2014 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

September 30, 2014
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Available-for-Sale

Debt Securities
Mortgage-Backed Securities	$ 91	$ 19,697	$ 637	$ 22,471
Marketable Equity Securities	--	--	--	--

Total Securities Available-for-Sale	$ 91	$ 19,697	$ 637	$ 22,471

June 30, 2014
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Available-for-Sale

Debt Securities
Mortgage-Backed Securities	$ 24	$ 1,947	$ 590	$ 22,193
Marketable Equity Securities	--	--	--	--

Total Securities Available-for-Sale	$ 24	$ 1,947	$ 590	$ 22,193

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.           Securities (continued)

At September 30, 2014, securities with a carrying value of $9.1 million were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $149.9 million were pledged to secure FHLB advances.

3.           Loans Receivable

Loans receivable are summarized as follows:

	September 30, 2014	June 30, 2014
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One- to Four-Family Residential	$96,279	$89,545
Commercial	55,554	56,266
Multi-Family Residential	15,967	20,368
Land	22,513	19,945
Construction	13,366	12,505
Equity and Second Mortgage	2,318	2,563
Equity Lines of Credit	17,380	14,950
Total Mortgage Loans	223,377	216,142

Commercial Loans	27,032	25,749
Consumer Loans
Loans on Savings Accounts	304	255
Automobile and Other Consumer Loans	107	111
Total Consumer and Other Loans	411	366
Total Loans	250,820	242,257

Less: Allowance for Loan Losses	(2,285)	(2,396)
Unamortized Loan Fees	(226)	(298)
Net Loans Receivable	$248,309	$239,563

Following is a summary of changes in the allowance for loan losses:

	Three Months Ended September 30,
	2014	2013
	(In Thousands)

Balance - Beginning of Period	$2,396	$2,240
Provision for Loan Losses	40	66
Loan Charge-Offs	(151)	--

Balance - End of Period	$2,285	$2,306

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

The following tables present the grading of loans, segregated by class of loans, as of September 30, 2014 and June 30, 2014:

		Special
September 30, 2014	Pass	Mention	Substandard	Doubtful	Total
		(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$96,151	$115	$13	$--	$96,279
Commercial	54,937	553	--	64	55,554
Multi-Family Residential	15,967	--	--	--	15,967
Land	22,513	--	--	--	22,513
Construction	13,366	--	--	--	13,366
Equity and Second Mortgage	2,318	--	--	--	2,318
Equity Lines of Credit	17,353	--	--	27	17,380
Commercial Loans	27,032	--	--	--	27,032
Consumer Loans	411	--	--	--	411
Total	$250,048	$668	$13	$91	$250,820

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued) Credit Quality Indicators (continued)

		Special
June 30, 2014	Pass	Mention	Substandard	Doubtful	Total
			(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$89,345	$49	$--	$151	$89,545
Commercial	53,621	2,645	--	--	56,266
Multi-Family Residential	20,368	--	--	--	20,368
Land	19,945	--	--	--	19,945
Construction	12,505	--	--	--	12,505
Equity and Second Mortgage	2,563	--	--	--	2,563
Equity Lines of Credit	14,923	--	--	27	14,950
Commercial Loans	25,749	--	--	--	25,749
Consumer Loans	366	--	--	--	366

Total	$239,385	$2,694	$--	$178	$242,257

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

The following tables present an aging analysis of past due loans, segregated by class of loans, as of September 30, 2014 and June 30, 2014:

							Recorded
							Investment
		60-89	Greater			Total	> 90 Days
	30-59 Days	Days Past	Than 90	Total		Loans	and
September 30, 2014	Past Due	Due	Days	Past Due	Current	Receivable	Accruing
			(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$1,138	$923	$81	$2,142	$94,137	$96,279	$68
Commercial	--	--	--	--	55,554	55,554	--
Multi-Family Residential	--	--	--	--	15,967	15,967	--
Land	--	--	--	--	22,513	22,513	--
Construction	--	--	--	--	13,366	13,366	--
Equity and Second Mortgage	--	--	--	--	2,318	2,318	--
Equity Lines of Credit	--	--	27	27	17,353	17,380	--
Commercial Loans	--	--	--	--	27,032	27,032	--
Consumer Loans	--	--	--	--	411	411	--
Total	$1,138	$923	$108	$2,169	$248,651	$250,820	$68

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Loans Receivable (continued)

Credit Quality Indicators (continued)

June 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$1,326	$435	$164	$1,925	$87,620	$89,545	$13
Commercial	--	--	--	--	56,266	56,266	--
Multi-Family Residential	--	--	--	--	20,368	20,368	--
Land	--	--	--	--	19,945	19,945	--
Construction	--	--	--	--	12,505	12,505	--
Equity and Second Mortgage	--	--	--	--	2,563	2,563	--
Equity Lines of Credit	--	--	27	27	14,923	14,950	--
Commercial Loans	259	--	--	259	25,490	25,749	--
Consumer Loans	--	--	--	--	366	366	--

Total	$1,585	$435	$191	$2,211	$240,046	$242,257	$13

Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings and designated as impaired.  There were no troubled debt restructurings as of September 30, 2014 or June 30, 2014.

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the three months ended September 30, 2014 was as follows:

	Real Estate Loans
						Home
						Equity
						Loans
						and
	1-4 Family		Multi-			Lines	Commercial	Consumer
September 30, 2014	Residential	Commercial	Family	Land	Construction	of Credit	Loans	Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,224	$464	$128	$168	$105	$99	$202	$6	$2,396
Charge-Offs	(151)	--	--	--	--	--	--	--	(151)
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	96	(108)	(56)	12	22	29	45	--	40
Ending Balances	$1,169	$356	$72	$180	$127	$128	$247	$6	$2,285

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,169	356	72	180	127	128	247	6	2,285

Loans Receivable:
Ending Balances – Total	$96,279	$55,554	$15,967	$22,513	$13,366	$19,698	$27,032	$411	$250,820
Ending Balances:
Evaluated for Impairment:
Individually	128	617	--	--	--	27	--	--	772
Collectively	$96,151	$54,937	$15,967	$22,513	$13,366	$19,671	$27,032	$411	$250,048

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the year ended June 30, 2014 and three months ended September 30, 2013, was as follows:

	Real Estate Loans
June 30, 2014	1-4 Family Residential	Commercial	Multi-Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,023	$338	$103	$127	$146	$85	$412	$6	$2,240
Charge-Offs	--	--	--	--	--	(12)	--	--	(12)
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	201	126	25	41	(41)	26	(210)	--	168
Ending Balances	$1,224	$464	$128	$168	$105	$99	$202	$6	$2,396

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,224	464	128	168	105	99	202	6	2,396

Loans Receivable:
Ending Balances - Total	$89,545	$56,266	$20,368	$19,945	$12,505	$17,513	$25,749	$366	$242,257
Ending Balances:
Evaluated for Impairment:
Individually	200	2,645	--	--	--	27	--	--	2,872
Collectively	$89,345	$53,621	$20,368	$19,945	$12,505	$17,486	$25,749	$366	$239,385

	Real Estate Loans
September 30, 2013	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,023	$338	$103	$127	$146	$85	$412	$6	$2,240
Charge-Offs	--	--	--	--	--	--	--	--	--
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	94	74	(13)	2	(17)	(5)	(71)	2	66
Ending Balances	$1,117	$412	$90	$129	$129	$80	$341	$8	$2,306

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,117	412	90	129	129	80	341	8	2,306

Loans Receivable:
Ending Balances - Total	$76,379	$50,310	$19,567	$15,317	$16,152	$14,165	$17,176	$368	$209,434
Ending Balances:
Evaluated for Impairment:
Individually	565	1,699	--	--	--	116	2,937	--	5,317
Collectively	$75,814	$48,611	$19,567	$15,317	$16,152	$14,049	$14,239	$368	$204,117

  HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present loans individually evaluated for impairment, segregated by class of loans, as of September 30, 2014 and June 30, 2014:

September 30, 2014	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$128	$128	$--	$128	$--	$137
Commercial	617	617	--	617	--	658
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	27	27	--	27	--	27
Commercial Loans	--	--	--	--	--	--
Consumer Loans	--	--	--	--	--	--

Total	$772	$772	$--	$772	$--	$822

June 30, 2014	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$200	$200	$--	$200	$--	$216
Commercial	2,645	2,645	--	2,645	--	2,661
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	27	27	--	27	--	27
Commercial Loans	--	--	--	--	--	--
Consumer Loans	--	--	--	--	--	--

Total	$2,872	$2,872	$--	$2,872	$--	$2,904

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status.

There was no interest income recognized on non-accrual loans during the three months ended September 30, 2014 or year ended June 30, 2014. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the three months ended September 30, 2014 and year ended June 30, 2014 was $0 and $3,000, respectively.

4.           Deposits

Deposits at September 30, 2014 and June 30, 2014 consist of the following classifications:

	September 30, 2014	June 30, 2014
	(In Thousands)
Non-Interest Bearing	$40,433	$43,447
NOW Accounts	26,278	24,015
Money Markets	45,198	72,240
Passbook Savings	13,195	12,165
	125,104	151,867

Certificates of Deposit	126,907	120,428

Total Deposits	$252,011	$272,295

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.           Earnings Per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three months ended September 30, 2014 and 2013 were calculated as follows:

	Three Months Ended September 30,
	2014	2013
	(In Thousands, Except Per Share Data)

Net income	$823	$713

Weighted average shares outstanding - basic	2,006	2,113
Effect of dilutive common stock equivalents	52	53
Adjusted weighted average shares outstanding - diluted	2,058	2,166

Basic earnings per share	$0.41	$0.34
Diluted earnings per share	$0.40	$0.33

For the three months ended September 30, 2014 and 2013, there were outstanding options to purchase 228,259 and 241,886 shares, respectively, at a weighted average exercise price of $14.68 and $13.25 per share, respectively. For the quarter ended September 30, 2014, 52,316 options, were included in the computation of diluted earnings per share.

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended September 30,
	2014	2013
	(In Thousands)
Average common shares issued	3,062	3,062
Average unearned ESOP shares	(154)	(165)
Average unearned RRP shares	(50)	(64)
Average treasury shares	(852)	(720)

Weighted average shares outstanding	2,006	2,113

6.           Stock-Based Compensation

Recognition and Retention Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement (the “2005 Recognition Plan”) as an incentive to retain personnel of experience and ability in key positions.  The aggregate number of shares of the Company’s common stock subject to award under the 2005 Recognition Plan totaled 63,547 shares (as adjusted for the exchange ratio of 0.9110 on December 22, 2010).  As the shares were acquired for the 2005 Recognition Plan, the purchase price of these shares was recorded as a contra equity account.  As the shares are distributed, the contra equity account is reduced.  During the three months ended September 30, 2014, 561 shares vested and were released from the 2005 Recognition Plan Trust and 564 shares remained in the 2005 Recognition Plan Trust at September 30, 2014.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.           Stock – Based Compensation (continued)

Recognition and Retention Plan (continued)

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement (the “2011 Recognition Plan”, together with the 2005 Recognition  Plan, the  “Recognition  Plan”) as  an  incentive  to  retain  personnel  of  experience and ability in key positions.  The aggregate number of shares of the Company’s common stock available for award under the 2011 Recognition Plan totaled 77,808 shares.  During the three months ended September 30, 2014, 8,557 shares were awarded under the 2011 Recognition Plan and no shares are available for future awards. At September 30, 2014, 50,124 unvested awards remained in the 2011 Recognition Plan Trust.

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

The Recognition Plan cost is recognized over the five year vesting period. During the three months ended September 30, 2014, the Company recognized $57,000 in expense related to the Recognition Plans.

Stock Option Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the “2005 Option Plan”) for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2005 Option Plan totaled 158,868 (as adjusted for the exchange ratio).  Both incentive stock options and non-qualified stock options may be granted under the 2005 Option Plan.  During the three months ended September 30, 2014, 2,133 options were granted under the 2005 Option Plan at an exercise price of $18.92. As of September 30, 2014, 37,543 options were outstanding under the 2005 Option Plan and none were available for future grant.

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan (the “2011 Option Plan”, together with the 2005 Option Plan, the “Option Plans”) for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2011 Option Plan totaled 194,522.  Both incentive stock options and non-qualified stock options may be granted under the 2011 Option Plan. During the three months ended September 30, 2014, 29,178 options were granted under the 2011 Option Plan at an exercise price of $18.92. As of September 30, 2014, 190,715 options were outstanding under the 2011 Option Plan and none were available for future grant.

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

7.           Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amounts of $2.8 million and $2.5 million at September 30, 2014 and June 30, 2014, respectively.

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

The carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2014		June 30, 2014
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$4,794	$4,794	$13,633	$13,633
Securities Available-for-Sale	55,494	55,494	48,434	48,434
Securities to be Held-to-Maturity	2,399	2,399	1,765	1,765
Loans Held-for-Sale	11,035	11,035	9,375	9,375
Loans Receivable	248,309	248,301	239,563	242,240

Financial Liabilities
Deposits	252,011	238,510	272,295	259,411
Advances from FHLB	43,589	43,574	12,897	13,266

Off-Balance Sheet Items
Mortgage Loan Commitments	319	319	349	349

The estimated fair values presented above could be materially different than net realizable value and are only indicative of the individual financial instrument’s fair value.  Accordingly, these estimates should not be considered an indication of the fair value of the Company taken as a whole.

The Company follows the guidance of FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820").  ASC 820 affirms a framework for measuring fair value and expands disclosures about fair value measurements.  ASC 820 was issued to establish a uniform definition of fair value.  The definition of fair value is market-based as opposed to company-specific, and includes the following:

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

Fair values of assets and liabilities measured on a recurring basis at September 30, 2014 and June 30, 2014 are as follows:

	Fair Value Measurements Using:
September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$312	$--	$312
FNMA	--	34,512	--	34.512
GNMA	--	20,670	--	20,670

Total	$--	$55,494	$--	$55,494

	Fair Value Measurements Using:
June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$323	$--	$323
FNMA	--	25,780	--	25,780
GNMA	--	22,331	--	22,331

Total	$--	$48,434	$--	$48,434

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.           Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2014.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Home Federal Bank operates from its main office in Shreveport, Louisiana, four full service branch offices and an agency office located in Shreveport and Bossier City, Louisiana.  The Company’s primary market area is the Shreveport-Bossier City metropolitan area.  The Company offers security brokerage and advisory services through a third party provider at its agency office, which also serves as the office for the commercial lending division and as a loan production office.  During the quarter ended September 30, 2014, the Bank opened its fifth full service banking office in Bossier City, Louisiana.

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

Discussion of Financial Condition Changes from June 30, 2014 to September 30, 2014

General

At September 30, 2014, total assets amounted to $340.5 million compared to $329.5 million at June 30, 2014, an increase of approximately $11.0 million, or 3.3%. The increase in assets was comprised primarily of increases in investment securities of $7.7 million, or 15.3%, from $50.2 million at June 30, 2014, to $57.9 million at September 30, 2014, loans held-for-sale of $1.7 million, or 17.7%, from $9.4 million at June 30, 2014 to $11.0 million at September 30, 2014, and loans receivable net of $8.7 million, or 3.7%, from $239.6 million at June 30, 2014, to $248.3 million at September 30, 2014, partially offset by a decrease in cash and cash equivalents of $8.8 million, or 64.8%, from $13.6 million at June 30, 2014 to $4.8 million at September 30, 2014.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2014 to September 30, 2014 (continued)

Cash and Cash Equivalents

Cash and cash equivalents decreased $8.8 million, or 64.8%, from $13.6 million at June 30, 2014 to $4.8 million at September 30, 2014. The $8.8 million decrease in cash and cash equivalents was due in large part to a single deposit relationship with a transitory deposit during the fourth quarter which had a balance of approximately $30.6 million at June 30, 2014, that was fully withdrawn at September 30, 2014.

Loans Receivable, Net

Loans receivable, net, increased by $8.7 million, or 3.7%, to $248.3 million at September 30, 2014 compared to $239.6 million at June 30, 2014.  During the three months ended September 30, 2014, our total loan originations amounted to $71.9 million compared to $54.6 million for the three months ended September 30, 2013.  The increase in loans receivable, net, was primarily due to increases in one- to four-family residential loans of $6.7 million, home equity lines of credit of $2.4 million, land loans of $2.6 million, commercial business loans of $1.3 million, residential construction loans of $861,000 and consumer loans of $45,000, partially offset by decreases in  multi-family residential loans of $4.4 million, commercial real estate loans of $712,000 and equity and second mortgage loans of $245,000.

Loans Held-for-Sale

Loans held-for-sale increased $1.7 million, or 17.7%, from $9.4 million at June 30, 2014 to $11.0 million at September 30, 2014.  The increase in loans held-for-sale results primarily from an increase at September 30, 2014 in receivables from financial institutions purchasing the Company’s loans held-for-sale and an increase in the origination volume during the first quarter of fiscal 2015.

Investment Securities

Investment securities amounted to $57.9 million at September 30, 2014 compared to $50.2 million at June 30, 2014, an increase of $7.7 million, or 15.3%. The increase in investment securities was primarily due to the acquisition of mortgage backed securities in the amount of $9.8 million, partially offset by principal payments on securities of $2.5 million.

Premises and Equipment, Net

Premises and equipment, net, increased $1.5 million, to $10.0 million at September 30, 2014, compared to $8.5 million at June 30, 2014, primarily due to the completion costs on a new branch location in Bossier City and the acquisition of real estate for a future branch location.

Asset Quality

At September 30, 2014, the Company had $108,000 of non-performing assets compared to $178,000 of non-performing assets at June 30, 2014, consisting of two single-family residential loans and one non-performing line of credit at September 30, 2014, compared to one single family residential loan and one non-performing line of credit at June 30, 2014. At September 30, 2014, the Company had one single family residential loan classified as substandard compared to none at June 30, 2014. The Company had one commercial loan secured by real estate classified as doubtful at September 30, 2014 in the amount of $64,000, one single-family residential loan classified as doubtful in the amount of $151,000 at June 30, 2014 and one line of credit classified as doubtful in the amount of $27,000 at both September 30, 2014 and June 30, 2014.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2014 to September 30, 2014 (continued)

Total Liabilities

Total liabilities increased $11.1 million, or 3.9%, from $286.8 million at June 30, 2014, to $297.8 million at September 30, 2014, primarily due to an increase in advances from the Federal Home Loan Bank in Dallas of $30.7 million, or 238.0%, to $43.6 million at September 30, 2014, compared to $12.9 million at June 30, 2014, partially offset by a decrease in total deposits of $20.3 million, or 7.4%, to $252.0 million at September 30, 2014, compared to $272.3 million at June 30, 2014.  The decrease in deposits was primarily due to a $27.0 million, or 37.4% decrease in money market deposits from $72.2 million at June 30, 2014 to $45.2 million at September 30, 2014, and a decrease in non-interest bearing demand deposits of $3.0 million, or 6.9%, from $43.4 million at June 30, 2014 to $40.4 million at September 30, 2014, partially offset by increases in certificates of deposit of $6.5 million, or 5.4%, from $120.4 million at June 30, 2014 to $126.9 million at September 30, 2014 and NOW accounts of $2.3 million, or 9.4%, from $24.0 million at June 30, 2014 to $26.3 million at September 30, 2014. The decrease in money market deposits was primarily due to a transitory deposit in the fourth quarter of fiscal 2014 which had a balance of approximately $30.6 million at June 30, 2014. The deposit was short-term in nature and was fully withdrawn as of September 30, 2014.  At both September 30, 2014 and June 30, 2014 the Company had $12.7 million in brokered deposits. The Company utilizes brokered certificates of deposit as a component of its strategy for lowering Home Federal Bank’s overall cost of funds. The brokered certificates of deposit which have maturity dates greater than twelve months are callable by Home Federal Bank after twelve months pursuant to early redemption provisions.  The increase in advances from the Federal Home Loan Bank of Dallas was related to the $30.6 million withdrawal from a money market account as described above.

Shareholders’ Equity

Shareholders’ equity decreased $121,000, or 0.3%, to $42.7 million at September 30, 2014, from $42.8 million at June 30, 2014.  The primary reasons for the decrease in shareholders’ equity from June 30, 2014, were the acquisition of treasury stock in the amount of $756,000, a decrease in the Company’s accumulated other comprehensive income of $158,000, and dividends paid of $156,000.  These decreases were partially offset by net income of $823,000, the vesting of restricted stock awards, stock options and the release of employee stock ownership shares totaling $109,000, and proceeds from the issuance of common stock from the exercise of stock options of $17,000.  The Company’s book value per share increased from $19.08 at June 30, 2014 to $19.36 at September 30, 2014 based on shares outstanding of 2,241,967 and 2,203,442, respectively.

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency (“OCC”).  At September 30, 2014, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2014 and 2013

General

Net income amounted to $823,000 for the three months ended September 30, 2014 compared to $713,000 for the same period in 2013, an increase of $110,000 or 15.4%.  The increase was primarily due to a $274,000 or 10.1%, increase in net interest income, a $25,000 or 4.1%, increase in non-interest income, and a $26,000 or 39.4%, decrease in the provision for loan losses, partially offset by an increase of $155,000, or 7.1%, in non-interest expense and a $60,000 or 17.4%, increase in income tax expense for the 2014 period compared to the same period in 2013.

The increase in net interest income for the three months ended September 30, 2014 was primarily due to an increase in total interest income and a decrease in the Company’s cost of funds for the three months ended September 30, 2014, compared to the prior year period.  The increase in non-interest expense was primarily due to increases in compensation and benefit expense, loan and collection expense, data processing expense, advertising, occupancy and equipment expense and other non-interest expense, partially offset by decreases in legal fees, audit and examination fees, deposit insurance premiums and franchise and bank shares tax.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Month Periods Ended September 30, 2014 and 2013 (continued)

Net Interest Income

Net interest income for the three months ended September 30, 2014 was $3.0 million, an increase of $274,000, or 10.1%, in comparison to $2.7 million for the three months ended September 30, 2013.  This increase was primarily due to an increase of $224,000, or 6.7%, in total interest income and a decrease of $50,000 or 7.9%, in the Company’s cost of funds. The cost of funds from Federal Home Loan Bank borrowings decreased $3,000, or 6.3%, compared to the prior year three month period while interest paid on deposits decreased $40,000, or 7.0%, compared to the prior year three month period.

The Company’s average interest rate spread was 3.63% for the three months ended September 30, 2014, compared to 3.65% for the three months ended September 30, 2013.  The Company’s net interest margin was 3.83% for the three months ended September 30, 2014 compared to 3.91% for the three months ended September 30, 2013.  The decrease in net interest margin and average interest rate spread for the three month periods is attributable primarily to a higher volume of interest earning assets and decreasing interest rates.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market area and other factors related to the collectability of Home Federal Bank’s loan portfolio, a provision for loan losses of $40,000 was made during the three months ended September 30, 2014, compared to a $66,000 provision made during the three months ended September 30, 2013. The allowance for loan losses was $2.3 million, or 0.91% of total loans receivable, at September 30, 2014 compared to $2.3 million, or 1.10%, of total loans receivable at September 30, 2013.  At September 30, 2014, Home Federal Bank had three non-performing loans in the aggregate amount of $108,000 and no other non-performing assets or troubled-debt restructurings. At June 30, 2014, Home Federal had two non-performing loans in the amount of $178,000. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future.

Non-interest Income

Total non-interest income amounted to $629,000 for the three months ended September 30, 2014, an increase of $25,000 or 4.1% compared to $604,000 for the same period in 2013.  The increase was due to an increase of $26,000 in service charges on deposit accounts and $6,000 in other non-interest income, partially offset by decreases of $4,000 in gain on sale of loans and $3,000 in income on bank owned life insurance compared to the same period in 2013.

Non-interest Expense

Total non-interest expense increased $155,000, or 7.1%, for the three months ended September 30, 2014 compared to the prior year period.  The increase in non-interest expense was primarily due to increases of $118,000 in compensation and benefits expense, $34,000 in occupancy and equipment expense, $34,000 in loan collection expense, $11,000 in advertising expense, $4,000 in other non-interest expense and $4,000 in data processing expense.  These increases were partially offset by decreases of $24,000 in legal fees, $20,000 in franchise and bank shares tax, $4,000 in audit and examination fees, and $2,000 in deposit insurance premiums.

The increases in compensation and benefits expense were a result of normal compensation and benefits increases, including stock option and recognition and retention plan expense, and the hiring of additional commercial and residential loan officers.  The aggregate compensation expense recognized by the Company for its Stock Option, ESOP and Recognition and Retention Plans amounted to $157,000 for the three months ended September 30, 2014, compared to $143,000 for the three months ended September 30, 2013.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Month Periods Ended September 30, 2014 and 2013 (continued)

The Louisiana bank shares tax is assessed on the Bank’s equity and earnings.  For the three months ended September 30, 2014, the Company recognized franchise and bank shares tax expense of $73,000 compared to $93,000 for the same period in 2013.

Income Taxes

Income taxes amounted to $404,000 for the three months ended September 30, 2014, resulting in an effective tax rate of 32.9%. Income taxes amounted to $344,000 for the three months ended September 30, 2013, resulting in an effective tax rate of 32.5%.  The increase in the effective income tax rate for the three months ended September 30, 2014, compared to the prior year period, is primarily the result of the effect of non-taxable income resulting in a 0.4% increase, in rate for the three months ended September 30, 2014.

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

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities	$53,820	$245	1.82%	$55,312	$277	2.00%
Loans receivable	252,870	3,307	5.23	215,741	3,050	5.65
Interest-earning deposits	4,191	3	0.28	5,314	4	0.31
Total interest-earning assets	310,881	3,555	4.57	276,367	3,331	4.82
Non-interest-earning assets	22,595			19,241
Total assets	$333,476			$295,608
Interest-bearing liabilities:
Savings accounts	12,788	6	0.20	10,001	6	0.24
NOW accounts	26,227	45	0.69	25,535	68	1.06
Money market accounts	45,002	41	0.36	44,026	45	0.41
Certificate accounts	125,386	443	1.41	113,641	456	1.61
Total deposits	209,403	535	1.02	193,203	575	1.19
Other Borrowings	--	--	--	733	7	4.01
FHLB advances	36,608	45	0.49	21,864	48	0.88
Total interest-bearing liabilities	246,011	580	0.94%	215,800	630	1.17%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	38,805			33,963
Other liabilities	2,278			1,601
Total liabilities	287,094			251,364
Total Stockholders’ Equity(1)	46,382			44,244

Total liabilities and equity	$333,476			$295,608

Net interest-earning assets	$64,870			$60,567

Net interest income; average interest rate spread(2)		$2,975	3.63%		$2,701	3.65%
Net interest margin(3)			3.83%			3.91%
Average interest-earning assets to average interest-bearing liabilities			126.37%			128.07%
 __________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Month Periods Ended September 30, 2014 and 2013 (continued)

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  Home Federal Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $40,000 at September 30, 2014.

A significant portion of Home Federal Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents.   Home Federal Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At September 30, 2014, Home Federal Bank had $43.6 million in advances from the Federal Home Loan Bank of Dallas and had $106.4 million in additional borrowing capacity.  Additionally, at September 30, 2014, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $16.3 million. There were no amounts purchased under this agreement as of September 30, 2014.

At September 30, 2014, Home Federal Bank had outstanding loan commitments of $31.9 million to originate loans.  At September 30, 2014, certificates of deposit scheduled to mature in less than one year totaled $58.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale as needed.

At September 30, 2014, Home Federal Bank exceeded each of its regulatory capital requirements with tangible, core and risk-based capital ratios of 12.29%, 12.29% and 20.83%, respectively.

Off-Balance Sheet Arrangements

At September 30, 2014, the Company did not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules.

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

ITEM 1A.                      RISK FACTORS

Not applicable.

HOME FEDERAL BANCORP, INC. OF LOUISIANA\

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended September 30, 2014 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2014 – July 31, 2014	31,000	$18.83	31,000	74,772
August 1, 2014 – August 31, 2014	9,057	19.05	9,057	65,712
September 1, 2014 –September 30, 2014	--	--	--	65,715
Total	40,057	$18.88	40,057	65,715
______________
Notes to this table:

(a)
On January 28, 2014, the Company announced by press release a repurchase program to repurchase up to 115,000 shares, or approximately 5.0% of the Company’s outstanding shares of common stock. The repurchase program does not have an expiration date.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                      OTHER INFORMATION

Not applicable.

ITEM 6.                      EXHIBITS

No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Executive Officer
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Certification Pursuant to 18 U.S.C Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: November 10, 2014	By:	/s/Glen W. Brown
Glen W. Brown Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)