Form 10-Q
period 2015-02-05
Home Federal Bancorp, Inc. of Louisiana
filed 2015-02-12
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	December 31, 2014

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

(318) 222-1145
(Registrant's telephone number, including area code)
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
[ ] Yes [X] No
Shares of common stock, par value $.01 per share, outstanding as of February 12, 2015: The registrant had 2,166,343 shares of common stock outstanding.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	December 31, 2014	June 30, 2014
	(Dollars In Thousands)
ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $809 and $9,317 for December 31, 2014 and June 30, 2014, Respectively)	$4,611	$13,633
Securities Available-for-Sale	50,799	48,434
Securities Held-to-Maturity	2,376	1,765
Loans Held-for-Sale	9,761	9,375
Loans Receivable, Net of Allowance for Loan Losses of $2,365 and $2,396, Respectively	260,147	239,563
Accrued Interest Receivable	943	965
Premises and Equipment, Net	10,084	8,454
Bank Owned Life Insurance	6,285	6,203
Deferred Tax Asset	748	723
Other Assets	553	414

Total Assets	$346,307	$329,529

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$252,764	$272,295
Advances from Borrowers for Taxes and Insurance	264	428
Advances from Federal Home Loan Bank of Dallas	49,030	12,897
Other Accrued Expenses and Liabilities	957	1,130
Total Liabilities	303,015	286,750

STOCKHOLDERS' EQUITY
Preferred Stock – 10,000,000 Shares of $.01 Par Value Authorized; None Issued and Outstanding	-	-
Common Stock – 40,000,000 Shares of $.01 Par Value Authorized; 3,062,386 Shares Issued and 2,190,812 Shares Outstanding at December 31, 2014; 2,241,967 Shares Outstanding at June 30, 2014	34	34
Additional Paid-in Capital	33,037	32,853
Treasury Stock, at Cost – 871,574 shares at December 31, 2014; 820,419 at June 30, 2014	(16,750)	(15,698)
Unearned ESOP Stock	(1,503)	(1,561)
Unearned RRP Trust Stock	(599)	(609)
Retained Earnings	28,936	27,588
Accumulated Other Comprehensive Income	137	172

Total Stockholders' Equity	43,292	42,779

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$346,307	$329,529

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31
	2014	2013	2014	2013
	(In Thousands, Except per Share Data)
INTEREST INCOME
Loans, Including Fees	$3,436	$2,961	$6,744	$6,011
Investment Securities	2	1	3	3
Mortgage-Backed Securities	283	270	527	545
Other Interest-Earning Assets	2	3	4	8
Total Interest Income	3,723	3,235	7,278	6,567

INTEREST EXPENSE
Deposits	552	556	1,087	1,131
Federal Home Loan Bank Borrowings	66	40	111	88
Other Bank Borrowings	-	7	-	14
Total Interest Expense	618	603	1,198	1,233
Net Interest Income	3,105	2,632	6,080	5,334

PROVISION FOR LOAN LOSSES	80	22	120	88
Net Interest Income after Provision for Loan Losses	3,025	2,610	5,960	5,246

NON-INTEREST INCOME
Gain on Sale of Loans	415	404	887	880
Gain on Sale of Securities	10	34	10	34
Income on Bank Owned Life Insurance	41	44	83	88
Service Charges on deposit accounts	113	79	213	154
Other Income	15	8	31	16
Total Non-Interest Income	594	569	1,224	1,172

NON-INTEREST EXPENSE
Compensation and Benefits	1,445	1,346	2,947	2,730
Occupancy and Equipment	269	236	498	431
Data Processing	124	86	243	201
Audit and Examination Fees	49	50	101	106
Franchise and Bank Shares Tax	47	85	122	178
Advertising	60	69	135	133
Legal Fees	134	144	203	238
Loan Collection	50	32	117	64
Deposit Insurance Premium	44	35	75	68
Other Expense	153	142	272	258
Total Non-Interest Expense	2,375	2,225	4,713	4,407
Income Before Income Taxes	1,244	954	2,471	2,011

PROVISION FOR INCOME TAX EXPENSE	409	309	813	653
Net Income	$835	$645	$1,658	$1,358
EARNINGS PER COMMON SHARE:
Basic	$0.42	$0.31	$0.83	$0.64
Diluted	$0.41	$0.30	$0.81	$0.63
DIVIDENDS DECLARED	$0.07	$0.06	$0.14	$0.12

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)

Net Income	$835	$645	$1,658	$1,358

Other Comprehensive Income (Loss), Net of Tax
Unrealized Holding Gain (Loss) on Securities Available-for-Sale, Net of Tax of $68 and $12 in 2014, respectively, and $149 and $20 in 2013, respectively	132	289	(24)	39

Reclassification Adjustment for Gain Included in Net Income, Net of Tax of $5 and $6 in 2014, respectively, and $18 and $24 in 2013, respectively	(9)	(35)	(11)	(47)
Net Other Comprehensive Income (Loss)	123	254	(35)	(8)
Total Comprehensive Income	$958	$899	$1,623	$1,350

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock		Unearned RRP Trust Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
					(In Thousands)
BALANCE – June 30, 2013	$32	$32,218		$(1,676)	$(863)	$25,395	$(13,168)	$44	$41,982

Net Income	--	--		--	--	1,358	--	--	1,358

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--		--	--	--	--	(8)	(8)

RRP Shares Earned	--	--		--	10	--	--	--	10

Stock Options Vested	--	81		--	--	--	--	--	81

Common Stock Issuance for Stock Option Exercises	1	249		--	--	--	--	--	250

ESOP Compensation Earned	--	43		57	--	--	--	--	100

Acquisition of Treasury Stock	--	--		--	--	--	(2,171)	--	(2,171)

Dividends Declared	--	--		--	--	(282)	--	--	(282)

BALANCE – December 31, 2013	$33	$32,591		$(1,619)	$(853)	$26,471	$(15,339)	$36	$41,320

BALANCE – June 30, 2014	$34	$32,853		$(1,561)	$(609)	$27,588	$(15,698)	$172	$42,779

Net Income	--	--		--	--	1,658	--	--	1,658

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--		--	--	--	--	(35)	(35)

RRP Shares Earned	--	--		--	10	--	--	--	10

Stock Options Vested	--	88		--	--	--	--	--	88

Common Stock Issuance for Stock Option Exercises	--	42		--	--	--	--	--	42

ESOP Compensation Earned	--	54		58	--	--	--	--	112

Acquisition of Treasury Stock	--	--		--	--	--	(1,052)	--	(1,052)

Dividends Declared	--	--		--	--	(310)	--	---	(310)

BALANCE – December 31, 2014	$34	$33,037	$	(1,503)	$(599)	$28,936	$(16,750)	$137	$43,292

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2014	2013
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,658	$1,358
Adjustments to Reconcile Net Income to Net
Cash Used in Operating Activities
Net Amortization and Accretion on Securities	7	38
Gain on Sale of Securities	(10)	(34)
Gain on Sale of Loans	(887)	(880)
Amortization of Deferred Loan Fees	(101)	(40)
Depreciation of Premises and Equipment	179	145
ESOP Expense	112	100
Stock Option Expense	88	81
Recognition and Retention Plan Expense	117	105
Deferred Income Tax	(6)	(29)
Provision for Loan Losses	120	88
Increase in Cash Surrender Value on Bank Owned Life Insurance	(83)	(88)
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(40,827)	(35,178)
Loans Held-for-Sale – Sale and Principal Repayments	41,329	33,921
Accrued Interest Receivable	23	(52)
Other Operating Assets	(138)	(99)
Other Operating Liabilities	(281)	(344)

Net Cash Provided by (Used In) Operating Activities	1,300	(908)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(20,611)	(6,025)
Deferred Loan Fees Collected	7	44
Acquisition of Premises and Equipment	(1,810)	(1,726)
Activity in Available-for-Sale Securities:
Proceeds from Sale of Securities	1,964	6,782
Principal Payments on Mortgage-Backed Securities	5,464	6,259
Purchases of Securities	(9,843)	(8,798)
Activity in Held-to-Maturity Securities:
Redemption Proceeds	297	341
Purchases of Securities	(908)	(135)

Net Cash Used in Investing Activities	(25,440)	(3,258)

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	December 31,
	2014		2013
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits	$	(19,531)	$13,417
Proceeds from Federal Home Loan Bank Advances		523,700	296,350
Repayments of Advances from Federal Home Loan Bank		(487,567)	(299,555)
Net Increase in Advances from Borrowers for Taxes and Insurance		(164)	(148)
Dividends Paid		(310)	(282)
Acquisition of Treasury Stock		(1,031)	(1,983)
Proceeds from Stock Options Exercised		21	63
Proceeds from other Bank Borrowings		--	300
Repayment of other Bank Borrowings		--	(800)
Net Cash Provided by Financing Activities		15,118	7,362

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(9,022)	3,196

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD		13,633	3,685

CASH AND CASH EQUIVALENTS - END OF PERIOD		$4,611	$6,881

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds		$1,153	$1,344
Income Taxes Paid		785	691
Market Value Adjustment for Loss on Securities Available-for-Sale		(53)	(12)

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.            Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the "Company") and its subsidiary, Home Federal Bank ("Home Federal Bank" or the "Bank").  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six month period ended December 31, 2014, is not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2015.

The Company follows accounting standards set by the Financial Accounting Standards Board (the "FASB"). The FASB sets generally accepted accounting principles ("GAAP") that we follow to ensure we consistently report our financial condition, results of operations and cash flows.  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (the "Codification" or the "ASC").

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2014.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank's customers by five full-service banking offices and one agency office, located in Caddo and Bossier Parishes, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of December 31, 2014, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of the underlying collateral and prevailing economic conditions.  The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

An allowance is also established for uncollectible interest on loans classified as substandard.  The allowance is established by a charge to interest income equal to all interest previously accrued and income is subsequently recognized only to the extent that cash payments are received.  When, in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal, the loan is returned to accrual status.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.            Summary of Accounting Policies (continued)

Income Taxes (continued)

While the Bank is exempt from Louisiana income tax, it is subject to the Louisiana Ad Valorem Tax, commonly referred to as the Louisiana Shares Tax, which is based on stockholders' equity and net income.

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

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method.  This ASU is not expected to have a significant impact on the Company's financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  The new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.   ASU 2014-12 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted.  The Company's current accounting treatment of performance conditions for employees who are or become eligible prior to the achievement of the performance target are consistent with ASU 2014-12, and as such does not expect the new guidance to have a material effect on the Corporation's financial condition and results of operations.  The Company expects to prospectively adopt ASU 2014-12 in the first quarter of 2015.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.            Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$289	$18	$--	$307
FNMA Mortgage-Backed Certificates	30,364	851	128	31,087
GNMA Mortgage-Backed Certificates	19,938	6	539	19,405

Total Debt Securities	50,591	875	667	50,799

Total Securities Available-for-Sale	$50,591	$875	$667	$50,799

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
21,262 Shares – Federal Home Loan Bank	$2,126	$--	$--	$2,126
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,376	--	--	2,376

Total Securities Held-to-Maturity	$2,376	$--	$--	$2,376

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$311	$12	$--	$323
FNMA Mortgage-Backed Certificates	24,947	857	24	25,780
GNMA Mortgage-Backed Certificates	22,915	6	590	22,331

Total Debt Securities	48,173	875	614	48,434

Total Securities Available-for-Sale	$48,173	$875	$614	$48,434

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
15,145 Shares – Federal Home Loan Bank	$1,515	$--	$--	$1,515
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	1,765	--	--	1,765

Total Securities Held-to-Maturity	$1,765	$--	$--	$1,765

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.            Securities (continued)

The amortized cost and fair value of securities by contractual maturity at December 31, 2014, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In Thousands)

Debt Securities
Within One Year or Less	$2	$2	$--	$--
One through Five Years	216	220	--	--
After Five through Ten Years	143	147	--	--
Over Ten Years	50,230	50,430	--	--
	50,591	50,799	--	--

Other Equity Securities	--	--	2,376	2,376

Total	$50,591	$50,799	$2,376	$2,376

For the six months ended December 31, 2014, proceeds from the sale of securities available-for-sale amounted to $2.0 million and gross realized gains amounted to $10,000 for the six months ended December 31, 2014.

The following tables show information pertaining to gross unrealized losses on securities available-for-sale for the six months ended December 31, 2014 and at June 30, 2014 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

December 31, 2014
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Available-for-Sale

Debt Securities
Mortgage-Backed Securities	$128	$3,778	$539	$19,279
Marketable Equity Securities	--	--	--	--

Total Securities Available-for-Sale	$128	$3,778	$539	$19,279

June 30, 2014
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Available-for-Sale

Debt Securities
Mortgage-Backed Securities	$24	$1,947	$590	$22,193
Marketable Equity Securities	--	--	--	--

Total Securities Available-for-Sale	$24	$1,947	$590	$22,193

The Company's investment in equity securities consists primarily of FHLB stock, and shares of First National Bankers Bankshares, Inc. ("FNBB").  Management monitors its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.            Securities (continued)

At December 31, 2014, securities with a carrying value of $806,000 were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $166.9 million were pledged to secure FHLB advances.

3.            Loans Receivable

Loans receivable are summarized as follows:

	December 31, 2014	June 30, 2014
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One- to Four-Family Residential	$98,472	$89,545
Commercial	55,787	56,266
Multi-Family Residential	15,845	20,368
Land	23,283	19,945
Construction	16,228	12,505
Equity and Second Mortgage	2,926	2,563
Equity Lines of Credit	21,224	14,950
	233,765	216,142

Commercial Loans	28,607	25,749
Consumer Loans
Loans on Savings Accounts	242	255
Automobile and Other Consumer Loans	103	111
Total Consumer and Other Loans	345	366
Total Loans	262,717	242,257

Less: Allowance for Loan Losses	(2,365)	(2,396)
Unamortized Loan Fees	(205)	(298)
Net Loans Receivable	$260,147	$239,563

Following is a summary of changes in the allowance for loan losses:

	Six Months Ended December 31,
	2014	2013
	(In Thousands)

Balance - Beginning of Period	$2,396	$2,240
Provision for Loan Losses	120	88
Loan Charge-Offs	(151)	(12)

Balance - End of Period	$2,365	$2,316

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

Special Mention - Loans identified as special mention have a potential weakness that deserves management's close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

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

The following tables present the grading of loans, segregated by class of loans, as of December 31, 2014 and June 30, 2014:

		Special
December 31, 2014	Pass	Mention	Substandard	Doubtful	Total
		(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$98,345	$114	$13	$-	$98,472
Commercial	55,178	546	-	63	55,787
Multi-Family Residential	15,845	-	-	-	15,845
Land	23,283	-	-	-	23,283
Construction	16,228	-	-	-	16,228
Equity and Second Mortgage	2,926	-	-	-	2,926
Equity Lines of Credit	21,197	-	-	27	21,224
Commercial Loans	28,607	-	-	-	28,607
Consumer Loans	345	-	-	-	345
Total	$261,954	$660	$13	$90	$262,717

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued) Credit Quality Indicators (continued)

June 30, 2014	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$89,345	$49	$--	$151	$89,545
Commercial	53,621	2,645	--	--	56,266
Multi-Family Residential	20,368	--	--	--	20,368
Land	19,945	--	--	--	19,945
Construction	12,505	--	--	--	12,505
Equity and Second Mortgage	2,563	--	--	--	2,563
Equity Lines of Credit	14,923	--	--	27	14,950
Commercial Loans	25,749	--	--	--	25,749
Consumer Loans	366	--	--	--	366

Total	$239,385	$2,694	$--	$178	$242,257

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when contractually due.  Loans that experience insignificant payment delays or payment shortfalls are generally not classified as impaired.  On a case-by-case basis, management determines the significance of payment delays and payment shortfalls, taking into consideration all of the circumstances related to the loan, including:  the length of the payment delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The following tables present an aging analysis of past due loans, segregated by class of loans, as of December 31, 2014 and June 30, 2014:

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$1,214	$861	$80	$2,155	$96,317	$98,472	$67
Commercial	--	--	64	64	55,723	55,787	--
Multi-Family Residential	--	--	--	--	15,845	15,845	--
Land	--	--	--	--	23,283	23,283	--
Construction	--	--	--	--	16,228	16,228	--
Equity and Second Mortgage	--	--	--	--	2,926	2,926	--
Equity Lines of Credit	100	--	--	100	21,124	21,224	--
Commercial Loans	--	--	--	--	28,607	28,607	--
Consumer Loans	4	--	--	4	341	345	--
	$1,318	$861	$144	$2,323	$260,394	$262,717	$67

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

Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings and designated as impaired.  There were no troubled debt restructurings as of December 31, 2014 or June 30, 2014.

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the six months ended December 31, 2014 was as follows:

	Real Estate Loans
December 31, 2014	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,224	$464	$128	$168	$105	$99	$202	$6	$2,396
Charge-Offs	(151)	--	--	--	--	--	--	--	(151)
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	73	(89)	(49)	19	49	59	59	(1)	120
Ending Balances	$1,146	$375	$79	$187	$154	$158	$261	$5	$2,365

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,146	375	79	187	154	158	261	5	2,365

Loans Receivable:
Ending Balances – Total	$98,472	$55,787	$15,845	$23,283	$16,228	$24,150	$28,607	$345	$262,717
Ending Balances:
Evaluated for Impairment:
Individually	127	609	--	--	--	27	--	--	763
Collectively	$98,345	$55,178	$15,845	$23,283	$16,228	$24,123	$28,607	$345	$261,954

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.            Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the twelve months ended June 30, 2014 and the six months ended December 31, 2013, was as follows:

	Real Estate Loans
June 30, 2014	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,023	$338	$103	$127	$146	$85	$412	$6	$2,240
Charge-Offs	--	--	--	--	--	(12)	--	--	(12)
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	201	126	25	41	(41)	26	(210)	--	168
Ending Balances	$1,224	$464	$128	$168	$105	$99	$202	$6	$2,396

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,224	464	128	168	105	99	202	6	2,396

Loans Receivable:
Ending Balances - Total	$89,545	$56,266	$20,368	$19,945	$12,505	$17,513	$25,749	$366	$242,257
Ending Balances:
Evaluated for Impairment:
Individually	200	2,645	--	--	--	27	--	--	2,872
Collectively	$89,345	$53,621	$20,368	$19,945	$12,505	$17,486	$25,749	$366	$239,385

	Real Estate Loans
December 31, 2013	1-4 Family Residential	Commercial	Multi-Family	Land	Construction	Home Equity Loans And Lines of Credit	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,023	$338	$103	$127	$146	$85	$412	$6	$2,240
Charge-Offs	--	--	--	--	--	--	(12)	--	(12)
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	204	(8)	(11)	1	(19)	(3)	(77)	1	88
Ending Balances	$1,227	$330	$92	$128	$127	$82	$323	$7	$2,316

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,227	330	92	128	127	82	323	7	2,316

Loans Receivable:
Ending Balances - Total	$80,371	$47,863	$19,674	$14,964	$15,715	$14,306	$21,238	$467	$214,598
Ending Balances:
Evaluated for Impairment:
Individually	612	--	--	--	--	116	--	--	728
Collectively	$79,759	$47,863	$19,674	$14,964	$15,715	$14,190	$21,238	$467	$213,870

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.            Loans Receivable (continued)

Credit Quality Indicators (continued)

The following table's present loans individually evaluated for impairment, segregated by class of loans, as of December 31, 2014 and June 30, 2014:

December 31, 2014	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$127	$127	$--	$127	$--	$134
Commercial	609	609	--	609	--	629
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	27	27	--	27	--	27
Commercial Loans	--	--	--	--	--	--
Consumer Loans	--	--	--	--	--	--

Total	$763	$763	$--	$763	$--	$790

June 30, 2014	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$200	$200	$--	$200	$--	$216
Commercial	2,645	2,645	--	2,645	--	2,661
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	27	27	--	27	--	27
Commercial Loans	--	--	--	--	--	--
Consumer Loans	--	--	--	--	--	--

Total	$2,872	$2,872	$--	$2,872	$--	$2,904

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status.

There was no interest income recognized on non-accrual loans during the six months ended December 31, 2014 or year ended June 30, 2014. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the six months ended December 31, 2014 and year ended June 30, 2014 was $2,000 and $3,000, respectively.

4.            Deposits

Deposits at December 31, 2014 and June 30, 2014 consist of the following classifications:

	December 31, 2014	June 30, 2014
	(In Thousands)
Non-Interest Bearing	$35,976	$43,447
NOW Accounts	30,402	24,015
Money Markets	41,738	72,240
Passbook Savings	13,123	12,165
	121,239	151,867

Certificates of Deposit	131,525	120,428

Total Deposits	$252,764	$272,295

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.            Earnings Per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three and six months ended December 31, 2014 and 2013 were calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	(In Thousands, Except Per Share Data)

Net income	$835	$645	$1,658	$1,358

Weighted average shares outstanding - basic	1,997	2,099	2,001	2,106
Effect of dilutive common stock equivalents	56	44	55	48
Adjusted weighted average shares outstanding - diluted	2,053	2,143	2,056	2,154

Basic earnings per share	$0.42	$0.31	$0.83	$0.64
Diluted earnings per share	$0.41	$0.30	$0.81	$0.63

For the three months ended December 31, 2014 and 2013, there were outstanding options to purchase 227,038 and 239,046 shares, respectively, at a weighted average exercise price of $14.70 and $13.90 per share, respectively, and for the six months ended December 31, 2014 and 2013, there were outstanding options to purchase 227,550 and 247,006 shares, respectively, at a weighted average exercise price of $14.69 and $13.83 per share, respectively.  For the quarter ended December 31, 2014, 56,411 and 44,050 options, were included in the computation of diluted earnings per share.

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended December 31,		Six Months Ended December 31
	2014	2013	2014	2013
	(In Thousands)
Average common shares issued	3,062	3,062	3,062	3,062
Average unearned ESOP shares	(151)	(163)	(153)	(164)
Average unearned RRP shares	(50)	(64)	(50)	(64)
Average treasury shares	(864)	(736)	(858)	(728)

Weighted average shares outstanding	1,997	2,099	2,001	2,106

6.            Stock-Based Compensation

Recognition and Retention Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement (the "2005 Recognition Plan") as an incentive to retain personnel of experience and ability in key positions.  The aggregate number of shares of the Company's common stock subject to award under the 2005 Recognition Plan totaled 63,547 shares (as adjusted for the exchange ratio of 0.9110 on December 22, 2010).  As the shares were acquired for the 2005 Recognition Plan, the purchase price of these shares was recorded as a contra equity account.  As the shares are distributed, the contra equity account is reduced.  During the six months ended December 31, 2014, 561 shares vested and were released from the 2005 Recognition Plan Trust and 564 shares remained in the 2005 Recognition Plan Trust at December 31, 2014.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.            Stock – Based Compensation (continued)

Recognition and Retention Plan (continued)

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement (the "2011 Recognition Plan", together with the 2005 Recognition  Plan, the  "Recognition  Plan") as  an  incentive  to  retain  personnel  of  experience and ability in key positions.  The aggregate number of shares of the Company's common stock available for award under the 2011 Recognition Plan totaled 77,808 shares.  During the six months ended December 31, 2014, 8,557 shares were awarded under the 2011 Recognition Plan and no shares are available for future awards. At December 31, 2014, 50,124 unvested awards remained in the 2011 Recognition Plan Trust.

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

The Recognition Plan cost is recognized over the five year vesting period. During the six months ended December 31, 2014, the Company recognized $117,000 in expense related to the Recognition Plans.

Stock Option Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the "2005 Option Plan") for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2005 Option Plan totaled 158,868 (as adjusted for the exchange ratio).  Both incentive stock options and non-qualified stock options may be granted under the 2005 Option Plan.  During the six months ended December 31, 2014, 2,133 options were granted under the 2005 Option Plan at an exercise price of $18.92. As of December 31, 2014, 35,251 options were outstanding under the 2005 Option Plan and none were available for future grant.

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan (the "2011 Option Plan", together with the 2005 Option Plan, the "Option Plans") for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2011 Option Plan totaled 194,522.  Both incentive stock options and non-qualified stock options may be granted under the 2011 Option Plan. During the six months ended December 31, 2014, 29,178 options were granted under the 2011 Option Plan at an exercise price of $18.92. As of December 31, 2014, 190,715 options were outstanding under the 2011 Option Plan and none were available for future grant.

Under the Option Plans, the exercise price of each option cannot be less than the fair market value of the underlying common stock as of the date of the option grant and the maximum term is ten years. Incentive stock options and non-qualified stock options granted under the Option Plans become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted.  No vesting shall occur after an employee's employment or service as a director is terminated.  In the event of the death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable.  The Company accounts for the Option Plans under the guidance of FASB ASC Topic 718, Compensation – Stock Compensation.

7.            Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amounts of $2.1 million and $2.5 million at December 31, 2014 and June 30, 2014, respectively.

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

The carrying amount and estimated fair values of the Company's financial instruments were as follows:

	December 31, 2014		June 30, 2014
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$4,611	$4,611	$13,633	$13,633
Securities Available-for-Sale	50,799	50,799	48,434	48,434
Securities to be Held-to-Maturity	2,376	2,376	1,765	1,765
Loans Held-for-Sale	9,761	9,761	9,375	9,375
Loans Receivable	260,147	260,215	239,563	242,240

Financial Liabilities
Deposits	252,764	240,630	272,295	259,411
Advances from FHLB	49,030	49,370	12,897	13,266

Off-Balance Sheet Items
Mortgage Loan Commitments	282	282	349	349

The estimated fair values presented above could be materially different than net realizable value and are only indicative of the individual financial instrument's fair value.  Accordingly, these estimates should not be considered an indication of the fair value of the Company taken as a whole.

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

•	Eliminates large position discounts for financial instruments quoted in active markets and requires consideration of the company's creditworthiness when valuing liabilities; and

•	Expands disclosures about instrument that are measured at fair value.

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

•
Level 3 – Fair value is based upon inputs that are unobservable for the asset or liability.  These inputs reflect the Company's own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).  These inputs are developed based on the best information available in the circumstances, which include the Company's own data. The Company's own data used to develop unobservable inputs are adjusted if information indicates that market participants would use different assumptions.

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Fair values of assets and liabilities measured on a recurring basis at December 31, 2014 and June 30, 2014 are as follows:

	Fair Value Measurements Using:
December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$307	$--	$307
FNMA	--	31,087	--	31,087
GNMA	--	19,405	--	19,405

Total	$--	$50,799	$--	$50,799

	Fair Value Measurements Using:
June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$323	$--	$323
FNMA	--	25,780	--	25,780
GNMA	--	22,331	--	22,331

Total	$--	$48,434	$--	$48,434

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.            Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2014.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company's results of operations are primarily dependent on the results of the Bank, which became a wholly owned subsidiary upon completion of the second-step conversion and reorganization of the Bank on December 22, 2010. The Bank's results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings.  Results of operations are also affected by provisions for loan losses and loan sale activities.  Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing and other expense.  Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.  Future changes in applicable law, regulations or government policies may materially impact our financial conditions and results of operations.

Home Federal Bank operates from its main office in Shreveport, Louisiana, four full service branch offices and an agency office located in Shreveport and Bossier City, Louisiana.  The Company's primary market area is the Shreveport-Bossier City metropolitan area.  The Company offers security brokerage and advisory services through a third party provider at its agency office, which also serves as the office for the commercial lending division and as a loan production office.  During the six months ended December 31, 2014, the Bank opened its fifth full service banking office in Bossier City, Louisiana.

Critical Accounting Policies

Allowance for Loan Losses.  The Company has identified the calculation of the allowance for loan losses as a critical accounting policy, due to the higher degree of judgment and complexity than its other significant accounting policies.  Provisions for loan losses are based upon management's periodic valuation and assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at a level believed by management to represent all known and inherent losses in the portfolio that are both probable and reasonably estimable.  Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change.

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

Discussion of Financial Condition Changes from June 30, 2014 to December 31, 2014

General

At December 31, 2014, total assets amounted to $346.3 million, an increase of $16.8 million, or 5.1%, compared to total assets of $329.5 million at June 30, 2014. The increase in assets was comprised primarily of increases in loan receivables, net of $20.6 million, or 8.6%, from $239.6 million at June 30, 2014, to $260.1 million at December 31, 2014, investment securities of $3.0 million, or 5.9%, from $50.2 million at June 30, 2014, to $53.2 million at December 31, 2014, premises and equipment of $1.6 million, or 19.3%, from $8.5 million at June 30, 2014, to $10.1 million at December 31, 2014 and an increase in loans held-for-sale of $386,000, or 4.1%, from $9.4 million at June 30, 2014, to $9.8 million at December 31, 2014.  These increases were partially offset by a decrease in cash and cash equivalents of $9.0 million, or 66.2%, from $13.6 million at June 30, 2014 to $4.6 million at December 31, 2014.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2014 to December 31, 2014 (continued)

Cash and Cash Equivalents

Cash and cash equivalents decreased $9.0 million, or 66.2%, from $13.6 million at June 30, 2014 to $4.6 million at December 31, 2014. The $9.0 million decrease in cash and cash equivalents was due in large part to single deposit relationship with a transitory deposit during the fourth quarter which had a balance of approximately $30.6 million at June 30, 2014, that was fully withdrawn at September 30, 2014.

Loans Receivable, Net

Loans receivable, net, increased by $20.6 million, or 8.6%, to $260.1 million at December 31, 2014 compared to $239.6 million at June 30, 2014.  During the six months ended December 31, 2014, our total loan originations amounted to $134.0 million compared to $109.3 million for the six months ended December 31, 2013.  The increase in loans receivable, net, was primarily due to increases in one-to-four-family residential loans of $8.9 million, home equity lines of credit of $6.3 million, residential construction loans of $3.7 million, land loans of $3.3 million, commercial business loans of $2.9 million and equity and second mortgage loans of $363,000, partially offset by decreases in multi-family residential loans of $4.5 million, commercial real estate loans of $479,000, and consumer loans of $21,000.

Loans Held-for-Sale

Loans held-for-sale increased $386,000, or 4.1%, from $9.4 million at June 30, 2014 to $9.8 million at December 31, 2014.  The increase in loans held-for-sale resulted primarily from an increase at December 31, 2014 in receivables from financial institutions purchasing the Company's loans held-for-sale.

Investment Securities

Investment securities, which include mortgage-backed securities and equity securities amounted to $53.2 million at December 31, 2014 compared to $50.2 million at June 30, 2014, an increase of $3.0 million, or 5.9%. The increase in investment securities was primarily due to the acquisition of mortgage backed securities in the amount of $9.8 million, partially offset by principal payments on securities of $5.5 million.

Premises and Equipment, Net

Premises and equipment, net, increased $1.6 million, to $10.1 million at December 31, 2014, compared to $8.5 million at June 30, 2014, primarily due to the completion costs on a new branch location in Bossier City and the acquisition of real estate for a future branch location.

Asset Quality

At December 31, 2014, the Company had $171,000 of non-performing assets compared to $178,000 of non-performing assets at June 30, 2014, consisting of two single-family residential loans, one commercial real estate loan and one non-performing line of credit at December 31, 2014, compared to one single family residential loan and one non-performing line of credit at June 30, 2014. At December 31, 2014, the Company had one single family residential loan classified as substandard compared to none at June 30, 2014. The Company had one single-family residential loan classified as doubtful in the amount of $151,000 at June 30, 2014, one line of credit classified as doubtful in the amount of $27,000 at both December 31, 2014 and June 30, 2014, and one commercial loan secured by real estate classified as doubtful at December 31, 2014 in the amount of $64,000.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2014 to December 31, 2014 (continued)

Total Liabilities

Total liabilities increased $16.3 million, or 5.7%, from $286.8 million at June 30, 2014, to $303.0 million at December 31, 2014, primarily due to an increase in advances from the Federal Home Loan Bank in Dallas of $36.1 million, or 280.2%, to $49.0 million at December 31, 2014, compared to $12.9 million at June 30, 2014, partially offset by a decrease in total deposits of $19.5 million, or 7.2%, to $252.8 million at December 31, 2014, compared to $272.3 million at June 30, 2014.  The decrease in deposits was primarily due to a $30.5 million, or 42.2% decrease in money market deposits from $72.2 million at June 30, 2014 to $41.7 million at December 31, 2014, and a decrease in non-interest bearing demand deposits of $7.5 million, or 17.2%, from $43.4 million at June 30, 2014 to $36.0 million at December 31, 2014, partially offset by increases in certificates of deposit of $11.1 million, or 9.2%, from $120.4 million at June 30, 2014 to $131.5 million at December 31, 2014 and NOW accounts of $6.4 million, or 26.6%, from $24.0 million at June 30, 2014 to $30.4 million at December 31, 2014. The decrease in money market deposits was primarily due to a transitory deposit in the fourth quarter of fiscal 2014 which had a balance of approximately $30.6 million at June 30, 2014. The deposit was short-term in nature and was fully withdrawn as of September 30, 2014. At both December 31, 2014 and June 30, 2014 the Company had $12.7 million in brokered deposits. The Company utilizes brokered certificates of deposit as a component of its strategy for lowering Home Federal Bank's overall cost of funds. The brokered certificates of deposit which have maturity dates greater than twelve months are callable by Home Federal Bank after twelve months pursuant to early redemption provisions.  The increase in advances from the Federal Home Loan Bank of Dallas was related to the $30.6 million withdrawal from a money market account as described above.

Shareholders' Equity

Shareholders' equity increased $513,000, or 1.2%, to $43.3 million at December 31, 2014, from $42.8 million at June 30, 2014.  The primary reasons for the increase in shareholders' equity from June 30, 2014, were net income of $1.7 million, the vesting of restricted stock awards, stock options and the release of employee stock ownership shares totaling $210,000 and proceeds from the issuance of common stock from the exercise of stock options of $42,000.   These increases in shareholders' equity were partially offset by dividends paid totaling $310,000, acquisition of treasury stock of $1.1 million and a decrease in the Company's accumulated other comprehensive income of $35,000.  The Company's book value per share increased from $19.08 at June 30, 2014 to $19.76 at December 31, 2014 based on shares outstanding of 2,241,967 and 2,190,812, respectively.

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency ("OCC").  At December 31, 2014, Home Federal Bank's regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2014 and 2013

General

Net income amounted to $835,000 for the three months ended December 31, 2014 compared to $645,000 for the same period in 2013, an increase of $190,000, or 29.5%.  The increase was primarily due to a $473,000, or 18.0%, increase in net interest income and a $25,000, or 4.4% increase in non-interest income, partially offset by an increase of $150,000, or 6.7%, in non-interest expense, a $100,000, or 32.4%, increase in income tax expense and a $58,000, or 263.3%, increase in the provision for loan losses for the 2014 period compared to the same period in 2013.

Net income amounted to $1.7 million for the six months ended December 31, 2014 compared to net income of $1.4 million for the same period in 2013, an increase of $300,000, or 22.1%.  The increase was primarily due to a $746,000, or 14.0%, increase in net interest income, and a $52,000, or 4.4%, increase in non-interest income, partially offset by an increase of $306,000, or 6.9%, in non-interest expense, a $160,000, or 24.5%, increase in income tax expense and a $32,000, or 36.4%, increase in income tax expense.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2014 and 2013 (continued)

Net Interest Income

Net interest income for the three months ended December 31, 2014 was $3.1 million, an increase of $473,000, or 18.0%, in comparison to $2.6 million for the three months ended December 31, 2013.  This increase was primarily due to an increase of $488,000, or 15.1%, in total interest income partially offset by an increase of $15,000, or 2.5%, in the Company's cost of funds. The cost of funds from Federal Home Loan Bank borrowings increased $26,000, or 65.0% compared to the prior year quarterly period while interest paid on deposits decreased $4,000, or 0.7%, compared to the prior quarterly period.

Net interest income for the six months ended December 31, 2014 was $6.1 million, an increase of $746,000, or 14.0%, in comparison to the six months ended December 31, 2013.  The increase in net interest income for the six month period was primarily due to a $711,000, or 10.8%, increase in total interest income and a $35,000, or 2.8%, decrease in interest expense on borrowings and deposits due to an overall decline in the average cost of funds.  The Company's average interest rate spread was 3.64% for the six months ended December 31, 2014, compared to 3.66% for the six months ended December 31, 2013. The Company's net interest margin was 3.83% for the six months ended December 31, 2014, compared to 3.91% for the six months ended December 31, 2013.  The decrease in net interest margin and average interest rate spread is attributable primarily to a lower average yield on interest earning assets.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market area and other factors related to the collectability of Home Federal Bank's loan portfolio, a provision for loan losses of $80,000 and $120,000 was made during the three and six months ended December 31, 2014, respectively, compared to a $22,000 and $88,000 provision made during the three and six months ended December 31, 2013,  respectively.   The allowance for loan losses was $2.4 million, or 0.90% of total loans, at December 31, 2014 compared to $2.3 million, or 1.08%, of total loans at December 31, 2013.  At December 31, 2014, Home Federal Bank had four non-performing loans in the aggregate amount of $171,000 and no other non-performing assets or troubled-debt restructurings.  At December 31, 2013, Home Federal had five non-performing loans in the aggregate amount of $565,000.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future.

Non-interest Income

Total non-interest income amounted to $594,000 for the three months ended December 31, 2014, an increase of $25,000 or 4.4% compared to $569,000 for the same period in 2013.  The increase was due to an increase of $34,000 in service charges on deposit accounts, $11,000 in gain on sale of loans and $7,000 in other non-interest income,  partially offset by decreases of $24,000 in gain on sale of securities and $3,000 in income on bank owned life insurance compared to the same period in 2013.

Total non-interest income amounted to $1.22 million for the six months ended December 31, 2014, an increase of $52,000, or 4.4%, compared to $1.17 million for the same period in 2013.  The increase was primarily due to increases of $59,000 in service charges on deposit accounts, $15,000 in other non-interest income and $7,000 in gain on sale of loans, partially offset by a $24,000 decrease in gain on sale of securities and a $5,000 decrease in income on bank owned life insurance.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2014 and 2013 (continued)

Non-interest Expense

Total non-interest expense increased $150,000, or 6.7%, for the three months ended December 31, 2014 compared to the prior year period.  The increase in non-interest expense was primarily due to increases of $99,000 in compensation and benefits expense, $38,000 in data processing expenses, $33,000 in occupancy and equipment expense, $18,000 in loan collection expense, $11,000 in other non-interest expense and $9,000 in deposit insurance premiums.  These increases were partially offset by decreases of $38,000 in franchise and bank shares tax, $10,000 in legal fees, $9,000 in advertising expense and $1,000 in audit and examination fees.

Total non-interest expense increased $306,000, or 6.9%, for the six months ended December 31, 2014 compared to the prior year period. The increase in non-interest expense for the six months ended December 31, 2014, compared to the same period in 2013, is primarily attributable to increases of $217,000 in compensation and benefits expense, $67,000 in occupancy and equipment expense, $53,000 in loan collection expense, $42,000 in data processing, $14,000 in other non-interest expenses and $2,000 in advertising expense. These increases were partially offset by decreases of $56,000 in franchise and bank shares taxes, $35,000 in legal fees and $5,000 in audit and examination fees.

The increases in compensation and benefits expense for the six month period were a result of normal compensation and benefits increases, including stock option and recognition and retention plan expense, and the hiring of additional commercial and residential loan officers.  The aggregate compensation expense recognized by the Company for its Stock Option, ESOP and Recognition and Retention Plans amounted to $157,000 and $317,000 for the three and six months ended December 31, 2014, compared to $143,000 and $286,000 for the three and six months ended December 31, 2013.

The Louisiana bank shares tax is assessed on the Bank's equity and earnings.  For the three and six months ended December 31, 2014, the Company recognized franchise and bank shares tax expense of $47,000 and $122,000 compared to $85,000 and $178,000, respectively, for the same period in 2013.

Income taxes amounted to $409,000 and $813,000 for the three and six months ended December 31, 2014, respectively, resulting in effective tax rates of 32.9% for both periods. Income taxes amounted to $309,000 and $653,000 for the three and six months ended December 31, 2013, respectively, resulting in effective tax rates of 32.4% and 32.5%, respectively. The increase in the effective income tax rate for the six months ended December 31, 2014, is primarily the result of the effect of non-taxable income resulting in a 0.4% increase in the effective rate compared to the six months ended December 31, 2013.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2014 and 2013 (continued)

	Three Months Ended December 31,
	2014			2013
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities	$54,706	$285	2.08%	$45,919	$271	2.36%
Loans receivable	268,376	3,436	5.12	216,626	2,961	5.47
Interest-earning deposits	1,479	2	0.11	6,963	3	0.20
Total interest-earning assets	324,561	3,723	4.59	269,508	3,235	4.80
Non-interest-earning assets	21,798			19,699
Total assets	$346,359			$289,207
Interest-bearing liabilities:
Savings accounts	13,363	7	0.20	10,949	5	0.20
NOW accounts	30,540	55	0.72	26,858	69	1.03
Money market accounts	41,971	33	0.32	41,597	34	0.33
Certificate accounts	129,428	457	1.41	114,461	448	1.56
Total deposits	215,302	552	1.03	193,865	556	1.15
Other Borrowings	--	--	--	267	7	5.18
FHLB advances	46,966	66	0.56	17,958	40	0.89
Total interest-bearing liabilities	262,268	618	0.94%	212,090	603	1.14%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	37,551			31,916
Other liabilities	2,029			1,403
Total liabilities	301,848			245,409
Total Stockholders' Equity(1)	44,511			43,798

Total liabilities and equity	$346,359			$289,207

Net interest-earning assets	$62,293			$57,418

Net interest income; average interest rate spread(2)		$3,105	3.65%		$2,632	3.66%
Net interest margin(3)			3.83%			3.91%
Average interest-earning assets to average interest-bearing liabilities			123.75%			127.07%
 __________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2014 and 2013 (continued)

	Six Months Ended December 31,
	2014			2013
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities	$54,263	$530	1.95%	$50,616	$548	2.17%
Loans receivable	260,623	6,744	5.18	216,183	6,011	5.56
Interest-earning deposits	2,835	4	0.32	6,138	8	0.25
Total interest-earning assets	317,721	7,278	4.58	272,937	6,567	4.81
Non-interest-earning assets	22,197			19,470
Total assets	$339,918			$292,407
Interest-bearing liabilities:
Savings accounts	13,076	13	0.20	10,475	12	0.22
NOW accounts	28,383	100	0.70	26,197	137	1.04
Money market accounts	43,486	74	0.34	42,811	79	0.37
Certificate accounts	127,407	900	1.41	114,051	903	1.58
Total deposits	212,352	1,087	1.02	193,534	1,131	1.17
Other bank borrowings	--	--	--	500	14	5.71
FHLB advances	41,788	111	0.53	19,911	88	0.89
Total interest-bearing liabilities	254,140	1,198	0.94%	213,945	1,233	1.15%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	38,178			32,940
Other liabilities	2,153			1,502
Total liabilities	294,471			248,387
Total Stockholders' Equity(1)	45,447			44,020

Total liabilities and equity	$339,918			$292,407

Net interest-earning assets	$63,581			$58,992

Net interest income; average interest rate spread(2)		$6,080	3.64%		$5,334	3.66%
Net interest margin(3)			3.83%			3.91%
Average interest-earning assets to average interest-bearing liabilities			125.02%			127.57%
 __________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Month Periods Ended December 31, 2014 and 2013 (continued)

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  Home Federal Bank's deposit accounts with the Federal Home Loan Bank of Dallas amounted to $159,000 at December 31, 2014.

A significant portion of Home Federal Bank's liquidity consists of securities classified as available-for-sale and cash and cash equivalents.   Home Federal Bank's primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At December 31, 2014, Home Federal Bank had $49.0 million in advances from the Federal Home Loan Bank of Dallas and had $103.4 million in additional borrowing capacity.  Additionally, at December 31, 2014, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $16.3 million. There were no amounts purchased under this agreement as of December 31, 2014.

At December 31, 2014, Home Federal Bank had outstanding loan commitments of $28.2 million to originate loans.  At December 31, 2014, certificates of deposit scheduled to mature in less than one year totaled $64.3 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale as needed.

At December 31, 2014, Home Federal Bank exceeded each of its regulatory capital requirements with tangible, core and risk-based capital ratios of 12.35%, 12.35% and 20.28%, respectively.

Off-Balance Sheet Arrangements

At December 31, 2014, the Company did not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules.

Impact of Inflation and Changing Prices

The financial statements and related financial data presented herein have been prepared in accordance with instructions to Form 10-Q, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.

Unlike most industrial companies, virtually all of the Company's assets and liabilities are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management.  In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "except," "intend," "should" and similar expressions, or the negative thereof, as they relate to the Company or the Company's management, are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

ITEM 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                          CONTROLS AND PROCEDURES

Evaluation of Disclosures Controls and Procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer and our President and Chief Operating Officer (together, the co-principal executive officers) and our Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, the President and Chief Operating Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the applicable time periods specified by the Securities and Exchange Commission's rules and forms.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.                          LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company.

ITEM 1A.                          RISK FACTORS

Not applicable.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 2.                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities

The Company's repurchases of its common stock made during the quarter ended December 31, 2014 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2014 – October 31, 2014	--	$--	--	65,715
November 1, 2014 – November 30, 2014	5,841	19.58	5,841	59,874
December 1, 2014 –December 31, 2014	8,000	20.05	8,000	51,874
Total	13,841	19.85	13,841	51,874
______________
Notes to this table:

(a)	On January 28, 2014, the Company announced by press release a repurchase program to repurchase up to 115,000 shares, or approximately 5.0% of the Company's outstanding shares of common stock. The repurchase program does not have an expiration date.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: February 12, 2015	By:	/s/Glen W. Brown
Glen W. Brown
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)