Form 10-Q
period 2015-03-31
Home Federal Bancorp, Inc. of Louisiana
filed 2015-05-12
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2015
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

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
[ ] Yes [X] No
Shares of common stock, par value $.01 per share, outstanding as of May 11, 2015: The registrant had 2,115,484 shares of common stock outstanding.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31, 2015	June 30, 2014
	(Dollars In Thousands)
ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $6,896 and $9,317 for March 31, 2015 and June 30, 2014, Respectively)	$12,371	$13,633
Securities Available-for-Sale	48,340	48,434
Securities Held-to-Maturity	2,244	1,765
Loans Held-for-Sale	10,294	9,375
Loans Receivable, Net of Allowance for Loan Losses of $2,455 and $2,396, Respectively	265,500	239,563
Accrued Interest Receivable	950	965
Premises and Equipment, Net	10,170	8,454
Bank Owned Life Insurance	6,326	6,203
Deferred Tax Asset	785	723
Other Assets	754	414

Total Assets	$357,734	$329,529

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$274,806	$272,295
Advances from Borrowers for Taxes and Insurance	402	428
Advances from Federal Home Loan Bank of Dallas	38,471	12,897
Other Accrued Expenses and Liabilities	906	1,130
Total Liabilities	314,585	286,750

STOCKHOLDERS' EQUITY
Preferred Stock – 10,000,000 Shares of $.01 Par Value Authorized; None Issued and Outstanding	--	--
Common Stock – 40,000,000 Shares of $.01 Par Value Authorized; 2,131,343 Shares Issued and 2,131,343 Shares Outstanding at March 31, 2015; 2,241,967 Shares Outstanding at June 30, 2014	25	34
Additional Paid-in Capital	33,164	32,853
Treasury Stock, at Cost – 820,419 shares at June 30, 2014	--	(15,698)
Unearned ESOP Stock	(1,475)	(1,561)
Unearned RRP Trust Stock	(333)	(609)
Retained Earnings	11,632	27,588
Accumulated Other Comprehensive Income	136	172

Total Stockholders' Equity	43,149	42,779

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$357,734	$329,529

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014
	(In Thousands, Except per Share Data)
INTEREST INCOME
Loans, Including Fees	$3,457	$2,968	$10,201	$8,979
Investment Securities	2	1	5	4
Mortgage-Backed Securities	246	235	773	780
Other Interest-Earning Assets	1	2	6	10
Total Interest Income	3,706	3,206	10,985	9,773

INTEREST EXPENSE
Deposits	560	522	1,647	1,652
Federal Home Loan Bank Borrowings	66	37	178	125
Other Bank Borrowings	3	--	3	14
Total Interest Expense	629	559	1,828	1,791
Net Interest Income	3,077	2,647	9,157	7,982

PROVISION FOR LOAN LOSSES	90	30	210	118
Net Interest Income after Provision for Loan Losses	2,987	2,617	8,947	7,864

NON-INTEREST INCOME
Gain on Sale of Real Estate	--	129	--	129
Gain on Sale of Loans	781	360	1,668	1,240
Gain on Sale of Securities	--	1	10	35
Income on Bank Owned Life Insurance	40	43	123	131
Service Charges on deposit accounts	116	85	329	239
Other Income	9	9	40	25
Total Non-Interest Income	946	627	2,170	1,799

NON-INTEREST EXPENSE
Compensation and Benefits	1,669	1,474	4,616	4,204
Occupancy and Equipment	280	202	778	634
Data Processing	133	152	377	353
Audit and Examination Fees	66	57	167	163
Franchise and Bank Shares Tax	72	85	193	263
Advertising	48	62	183	195
Legal Fees	81	82	284	320
Loan Collection	144	28	261	92
Deposit Insurance Premium	45	39	119	107
Other Expense	139	123	412	381
Total Non-Interest Expense	2,677	2,304	7,390	6,712
Income Before Income Taxes	1,256	940	3,727	2,951

PROVISION FOR INCOME TAX EXPENSE	413	302	1,226	955
Net Income	$843	$638	$2,501	$1,996
EARNINGS PER COMMON SHARE:
Basic	$0.43	$0.31	$1.26	$0.96
Diluted	$0.42	$0.31	$1.22	$0.94
DIVIDENDS DECLARED	$0.07	$0.06	$0.21	$0.18

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014
	(In Thousands)

Net Income	$843	$638	$2,501	$1,996

Other Comprehensive Income (Loss), Net of Tax
Unrealized Holding Gain (Loss) on Securities Available-for-Sale, Net of Tax of $0 and $15 in 2015, respectively, and $28 and $27 in 2014, respectively	(1)	(55)	(29)	(53)

Reclassification Adjustment for Gain Included in Net Income, Net of Tax of $0 and $3 in 2015, respectively, and $0 and $5 in 2014, respectively	--	--	(7)	(10)

Net Other Comprehensive Income (Loss)	(1)	(55)	(36)	(63)

Total Comprehensive Income	$842	$583	$2,465	$1,933

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
				(In Thousands)
BALANCE – June 30, 2013	$32	$32,218	$(1,676)	$(863)	$25,395	$(13,168)	$44	$41,982

Net Income	--	--	--	--	1,996	--	--	1,996

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	--	(63)	(63)

RRP Shares Earned	--	--	--	254	--	--	--	254

Stock Options Vested	--	122	--	--	--	--	--	122

Common Stock Issuance for Stock Option Exercises	2	270	--	--	--	--	--	272

ESOP Compensation Earned	--	65	86	--	--	--	--	151

Company Stock Purchased	--	--	--	--	--	(2,318)	--	(2,318)

Dividends Declared	--	--	--	--	(417)	--	--	(417)

BALANCE – March 31, 2014	$34	$32,675	$(1,590)	$(609)	$26,974	$(15,486)	$(19)	$41,979

BALANCE – June 30, 2014	$34	$32,853	$(1,561)	$(609)	$27,588	$(15,698)	$172	$42,779

Net Income	--	--	--	--	2,501	--	--	2,501

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	--	(36)	(36)

RRP Shares Earned	--	--	--	276	--	--	--	276

Stock Options Vested	--	134	--	--	--	--	--	134

Common Stock Issuance for Stock Option Exercises	--	96	--	--	--	--	--	96

ESOP Compensation Earned	--	81	86	--	--	--	--	167

Company Stock Purchased	--	--	--	--	--	(2,305)	--	(2,305)

Reclassification of Treasury Stock per Louisiana Law	(9)	--	--	--	(17,994)	18,003	--	--
Dividends Declared	--	--	--	--	(463)	--	---	(463)

BALANCE – March 31, 2015	$25	$33,164	$(1,475)	$(333)	$11,632	$--	$136	$43,149

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2015	2014
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,501	$1,996
Adjustments to Reconcile Net Income to Net
Cash Used in Operating Activities
Net Amortization and Accretion on Securities	33	50
Gain on Sale of Securities	(10)	(35)
Gain on Sale of Loans	(1,668)	(1,240)
Amortization of Deferred Loan Fees	(120)	(65)
Depreciation of Premises and Equipment	278	223
ESOP Expense	167	151
Stock Option Expense	134	122
Recognition and Retention Plan Expense	176	157
Deferred Income Tax	(43)	(5)
Provision for Loan Losses	210	118
Increase in Cash Surrender Value on Bank Owned Life Insurance	(123)	(131)
Gain on Sale of Real Estate	--	(129)
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(64,344)	(49,753)
Loans Held-for-Sale – Sale and Principal Repayments	65,093	47,661
Accrued Interest Receivable	15	(140)
Other Operating Assets	(339)	(78)
Other Operating Liabilities	(125)	(93)

Net Cash Provided by (Used In) Operating Activities	1,835	(1,191)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(26,041)	(12,812)
Deferred Loan Fees Collected	14	108
Acquisition of Premises and Equipment	(1,994)	(1,914)
Proceeds from Sale of Real Estate	--	566
Activity in Available-for-Sale Securities:
Proceeds from Sale of Securities	1,963	13,019
Principal Payments on Mortgage-Backed Securities	7,895	8,029
Purchases of Securities	(9,843)	(13,292)
Activity in Held-to-Maturity Securities:
Redemption Proceeds	462	488
Purchases of Securities	(941)	(136)

Net Cash Used in Investing Activities	(28,485)	(5,944)

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended March 31,
	2015	2014
	(In Thousands)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$2,511	$17,324
Proceeds from Federal Home Loan Bank Advances	809,800	401,850
Repayments of Advances from Federal Home Loan Bank	(784,226)	(406,057)
Net Increase in Advances from Borrowers for Taxes and Insurance	(26)	(55)
Dividends Paid	(463)	(417)
Company Stock Purchased	(2,284)	(2,113)
Proceeds from Stock Options Exercised	76	67
Proceeds from other Bank Borrowings	550	300
Repayment of other Bank Borrowings	(550)	(800)
Net Cash Provided by Financing Activities	25,388	10,099

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,262)	2,964

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	13,633	3,685

CASH AND CASH EQUIVALENTS - END OF PERIOD	$12,371	$6,649

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$1,804	$1,797
Income Taxes Paid	1,089	884
Market Value Adjustment for Loss on Securities Available-for-Sale	(55)	(95)

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.            Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the "Company") and its subsidiary, Home Federal Bank ("Home Federal Bank" or the "Bank").  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the nine month period ended March 31, 2015, is not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2015.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2015.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank's customers by five full-service banking offices and one agency office, located in Caddo and Bossier Parishes, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of March 31, 2015, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

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

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method.  This ASU did not have a significant impact on the Company's financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  The new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.   ASU 2014-12 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted.  The Company's current accounting treatment of performance conditions for employees who are or become eligible prior to the achievement of the performance target are consistent with ASU 2014-12, and as such does not expect the new guidance to have a material effect on the Corporation's financial condition and results of operations.  The Company adopted ASU 2014-12 in the first quarter of 2015.

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40).  The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met:  (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  This Update did not have a significant impact on the Company's financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.            Summary of Accounting Policies (continued)

On January 1, 2015 the Louisiana Business Corporation Act (the Act) became effective.  Under the provisions of the Act, there is no concept of "Treasury Shares".  Rather, shares purchased by the Company constitute authorized but unissued shares.  Under Accounting Standards Codification (ASC) 505-30, Treasury Stock, accounting for treasury stock shall conform to state law.  Accordingly, the Company's Consolidated Statement of Financial Condition as of March 31, 2015 reflects this change.  The cost of shares purchased by the Company has been allocated to Common Stock and Retained Earnings balances.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.            Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$279	$18	$--	$297
FNMA Mortgage-Backed Certificates	29,123	795	169	29,749
GNMA Mortgage-Backed Certificates	18,732	5	443	18,294

Total Debt Securities	48,134	818	612	48,340

Total Securities Available-for-Sale	$48,134	$818	$612	$48,340

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
19,938 Shares – Federal Home Loan Bank	$1,994	$--	$--	$1,994
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,244	--	--	2,244

Total Securities Held-to-Maturity	$2,244	$--	$--	$2,244

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$311	$12	$--	$323
FNMA Mortgage-Backed Certificates	24,947	857	24	25,780
GNMA Mortgage-Backed Certificates	22,915	6	590	22,331

Total Debt Securities	48,173	875	614	48,434

Total Securities Available-for-Sale	$48,173	$875	$614	$48,434

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
15,145 Shares – Federal Home Loan Bank	$1,515	$--	$--	$1,515
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	1,765	--	--	1,765

Total Securities Held-to-Maturity	$1,765	$--	$--	$1,765

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.            Securities (continued)

The amortized cost and fair value of securities by contractual maturity at March 31, 2015, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Debt Securities
Within One Year or Less	$1	$1	$--	$--
One through Five Years	211	215	--	--
After Five through Ten Years	118	122	--	--
Over Ten Years	47,804	48,002	--	--
	48,134	48,340	--	--

Other Equity Securities	--	--	2,244	2,244

Total	$48,134	$48,340	$2,244	$2,244

For the nine months ended March 31, 2015, proceeds from the sale of securities available-for-sale amounted to $2.0 million and gross realized gains amounted to $10,000 for the nine months ended March 31, 2015.

The following tables show information pertaining to gross unrealized losses on securities available-for-sale at March 31, 2015 and at June 30, 2014 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

March 31, 2015
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Available-for-Sale

Debt Securities
Mortgage-Backed Securities	$168	$14,765	$444	$18,178
Marketable Equity Securities	--	--	--	--

Total Securities Available-for-Sale	$168	$14,765	$444	$18,178

June 30, 2014
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Available-for-Sale

Debt Securities
Mortgage-Backed Securities	$24	$1,947	$590	$22,193
Marketable Equity Securities	--	--	--	--

Total Securities Available-for-Sale	$24	$1,947	$590	$22,193

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

At March 31, 2015, securities with a carrying value of $777,000 were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $167.1 million were pledged to secure FHLB advances.

3.            Loans Receivable

Loans receivable are summarized as follows:

	March 31, 2015	June 30, 2014
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One- to Four-Family Residential	$98,923	$89,545
Commercial	55,011	56,266
Multi-Family Residential	15,845	20,368
Land	23,666	19,945
Construction	18,179	12,505
Equity and Second Mortgage	2,599	2,563
Equity Lines of Credit	23,996	14,950
	238,219	216,142

Commercial Loans	29,587	25,749
Consumer Loans
Loans on Savings Accounts	226	255
Automobile and Other Consumer Loans	115	111
Total Consumer and Other Loans	341	366
Total Loans	268,147	242,257

Less: Allowance for Loan Losses	(2,455)	(2.396)
Unamortized Loan Fees	(192)	(298)
Net Loans Receivable	$265,500	$239,563

Following is a summary of changes in the allowance for loan losses:

	Nine Months Ended March 31,
	2015	2014
	(In Thousands)

Balance - Beginning of Period	$2,396	$2,240
Provision for Loan Losses	210	118
Loan Charge-Offs	(151)	(12)

Balance - End of Period	$2,455	$2,346

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

The following tables present the grading of loans, segregated by class of loans, as of March 31, 2015 and June 30, 2014:

		Special
March 31, 2015	Pass	Mention	Substandard	Doubtful	Total
			(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$98,797	$113	$13	$-	$98,923
Commercial	54,406	541	-	64	55,011
Multi-Family Residential	15,845	-	-	-	15,845
Land	23,666	-	-	-	23,666
Construction	18,179	-	-	-	18,179
Equity and Second Mortgage	2,599	-	-	-	2,599
Equity Lines of Credit	23,972	-	24	-	23,996
Commercial Loans	29,587	-	-	-	29,587
Consumer Loans	341	-	-	-	341
Total	$267,392	$654	$37	$64	$268,147

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued) Credit Quality Indicators (continued)

June 30, 2014	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$89,345	$49	$--	$151	$89,545
Commercial	53,621	2,645	--	--	56,266
Multi-Family Residential	20,368	--	--	--	20,368
Land	19,945	--	--	--	19,945
Construction	12,505	--	--	--	12,505
Equity and Second Mortgage	2,563	--	--	--	2,563
Equity Lines of Credit	14,923	--	--	27	14,950
Commercial Loans	25,749	--	--	--	25,749
Consumer Loans	366	--	--	--	366

Total	$239,385	$2,694	$--	$178	$242,257

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

The following tables present an aging analysis of past due loans, segregated by class of loans, as of March 31, 2015 and June 30, 2014:

March 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$1,451	$626	$80	$2,157	$96,766	$98,923	$67
Commercial	--	--	64	64	54,947	55,011	--
Multi-Family Residential	--	--	--	--	15,845	15,845	--
Land	--	--	--	--	23,666	23,666	--
Construction	--	--	--	--	18,179	18,179	--
Equity and Second Mortgage	--	--	--	--	2,599	2,599	--
Equity Lines of Credit	--	--	--	--	23,996	23,996	--
Commercial Loans	--	--	--	--	29,587	29,587	--
Consumer Loans	--	--	--	--	341	341	--
	$1,451	$626	$144	$2,221	$265,926	$268,147	$67

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

Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings and designated as impaired.  There were no troubled debt restructurings as of March 31, 2015 or June 30, 2014.

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the nine months ended March 31, 2015 was as follows:

	Real Estate Loans
March 31, 2015	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,224	$464	$128	$168	$105	$99	$202	$6	$2,396
Charge-Offs	(151)	--	--	--	--	--	--	--	(151)
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	152	(83)	(51)	16	45	71	61	(1)	210
Ending Balances	$1,225	$381	$77	$184	$150	$170	$263	$5	$2,455

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,225	381	77	184	150	170	263	5	2,455

Loans Receivable:
Ending Balances – Total	$98,923	$55,011	$15,845	$23,666	$18,179	$26,595	$29,587	$341	$268,147
Ending Balances:
Evaluated for Impairment:
Individually	126	605	--	--	--	24	--	--	755
Collectively	$98,797	$54,406	$15,845	$23,666	$18,179	$26,571	$29,587	$341	$267,392

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.            Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class for the year ended June 30, 2014 and nine months ended March 31, 2014 was as follows:

	Real Estate Loans
June 30, 2014	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,023	$338	$103	$127	$146	$85	$412	$6	$2,240
Charge-Offs	--	--	--	--	--	(12)	--	--	(12)
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	201	126	25	41	(41)	26	(210)	--	168
Ending Balances	$1,224	$464	$128	$168	$105	$99	$202	$6	$2,396

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,224	464	128	168	105	99	202	6	2,396

Loans Receivable:
Ending Balances - Total	$89,545	$56,266	$20,368	$19,945	$12,505	$17,513	$25,749	$366	$242,257
Ending Balances:
Evaluated for Impairment:
Individually	200	2,645	--	--	--	27	--	--	2,872
Collectively	$89,345	$53,621	$20,368	$19,945	$12,505	$17,486	$25,749	$366	$239,385

	Real Estate Loans
March 31, 2014	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,023	$338	$103	$127	$146	$85	$412	$6	$2,240
Charge-Offs	--	--	--	--	--	--	(12)	--	(12)
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	187	48	(12)	33	(23)	3	(122)	4	118
Ending Balances	$1,210	$386	$91	$160	$123	$88	$278	$10	$2,346

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,210	386	91	160	123	88	278	10	2,346

Loans Receivable:
Ending Balances - Total	$82,315	$49,834	$19,587	$17,577	$13,464	$15,906	$22,242	$460	$221,385
Ending Balances:
Evaluated for Impairment:
Individually	467	329	--	--	--	116	--	--	912
Collectively	$81,848	$49,505	$19,587	$17,577	$13,464	$15,790	$22,242	$460	$220,473

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.            Loans Receivable (continued)

Credit Quality Indicators (continued)

The following table's present loans individually evaluated for impairment, segregated by class of loans, as of March 31, 2015 and June 30, 2014:

March 31, 2015	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$126	$126	$--	$126	$--	$133
Commercial	605	605	--	605	--	626
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	24	24	--	24	--	26
Commercial Loans	--	--	--	--	--	--
Consumer Loans	--	--	--	--	--	--

Total	$755	$755	$--	$755	$--	$785

June 30, 2014	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$200	$200	$--	$200	$--	$216
Commercial	2,645	2,645	--	2,645	--	2,661
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	27	27	--	27	--	27
Commercial Loans	--	--	--	--	--	--
Consumer Loans	--	--	--	--	--	--

Total	$2,872	$2,872	$--	$2,872	$--	$2,904

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status.  If the non-accrual loans had been accruing interest at their original contracted rates, approximate gross interest income that would have been recorded for the nine months ended March 31, 2015 and 2014, was $4,011 and $2,700, respectively.

4.            Deposits

Deposits at March 31, 2015 and June 30, 2014 consist of the following classifications:

	March 31, 2015	June 30, 2014
	(In Thousands)
Non-Interest Bearing	$44,177	$43,447
NOW Accounts	31,069	24,015
Money Markets	44,722	72,240
Passbook Savings	17,228	12,165
	137,196	151,867

Certificates of Deposit	137,610	120,428

Total Deposits	$274,806	$272,295

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.            Earnings Per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three and nine months ended March 31, 2015 and 2014 were calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	(In Thousands, Except Per Share Data)

Net income	$843	$638	$2,501	$1,996

Weighted average shares outstanding - basic	1,970	2,030	1,991	2,081
Effect of dilutive common stock equivalents	54	52	54	50
Adjusted weighted average shares outstanding - diluted	2,024	2,082	2,045	2,131

Basic earnings per share	$0.43	$0.31	$1.26	$0.96
Diluted earnings per share	$0.42	$0.31	$1.22	$0.94

For the three months ended March 31, 2015 and 2014, there were outstanding options to purchase 222,933 and 236,935 shares, respectively, at a weighted average exercise price of $14.77 and $13.90 per share, respectively, and for the nine months ended March 31, 2015 and 2014, there were outstanding options to purchase 226,011 and 243,964 shares, respectively, at a weighted average exercise price of $14.71 and $13.85 per share, respectively.  For the quarter and nine months ended March 31, 2015, 53,989 and 54,373 options respectively, were included in the computation of diluted earnings per share.

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	(In Thousands)
Average common shares issued	3,062	3,062	3,062	3,062
Average unearned ESOP shares	(148)	(160)	(152)	(163)
Average unearned RRP shares	(41)	(55)	(47)	(61)
Average treasury shares	(903)	(817)	(872)	(757)

Weighted average shares outstanding	1,970	2,030	1,991	2,081

6.            Stock-Based Compensation

Recognition and Retention Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement (the "2005 Recognition Plan") as an incentive to retain personnel of experience and ability in key positions.  The aggregate number of shares of the Company's common stock subject to award under the 2005 Recognition Plan totaled 63,547 shares (as adjusted for the exchange ratio of 0.9110 on December 22, 2010).  As the shares were acquired for the 2005 Recognition Plan, the purchase price of these shares was recorded as a contra equity account.  As the shares are distributed, the contra equity account is reduced.  During the nine months ended March 31, 2015, 561 shares vested and were released from the 2005 Recognition Plan Trust and 564 shares remained in the 2005 Recognition Plan Trust at March 31, 2015.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.            Stock – Based Compensation (continued)

Recognition and Retention Plan (continued)

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement (the "2011 Recognition Plan", together with the 2005 Recognition  Plan, the  "Recognition  Plan") as  an  incentive  to  retain  personnel  of  experience and ability in key positions.  The aggregate number of shares of the Company's common stock available for award under the 2011 Recognition Plan totaled 77,808 shares.  At March 31, 2015, 36,282 unvested awards remained in the 2011 Recognition Plan Trust.

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

The Recognition Plan cost is recognized over the five year vesting period. During the nine months ended March 31, 2015, the Company recognized $176,000 in expense related to the Recognition Plans.

Stock Option Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the "2005 Option Plan") for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2005 Option Plan totaled 158,868 (as adjusted for the exchange ratio).  Both incentive stock options and non-qualified stock options may be granted under the 2005 Option Plan.  As of March 31, 2015, 30,251 options were outstanding under the 2005 Option Plan and none were available for future grant.

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan (the "2011 Option Plan", together with the 2005 Option Plan, the "Option Plans") for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2011 Option Plan totaled 194,522 shares.  Both incentive stock options and non-qualified stock options may be granted under the 2011 Option Plan. As of March 31, 2015, 190,666 options were outstanding under the 2011 Option Plan.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.            Stock – Based Compensation (continued)

Stock Incentive Plan

On November 12, 2014, the shareholders of the Company approved the adoption of the Company's 2014 Stock Incentive Plan (the "Stock Incentive Plan") for the benefit of employees and non-employee directors as an incentive to contribute to the success of the Company and reward employees for outstanding performance and the attainment of targeted goals.  The Stock Incentive Plan covers a total of 150,000 shares, of which no more than 37,500 shares, or 25% of the plan, may be share awards.  The balance of the plan is reserved for stock option awards which would total 112,500 stock options assuming all the share awards are issued.  All incentive stock options granted under the Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  As of March 31, 2015 there were no share awards or stock options granted pursuant to the Stock Incentive Plan.

7.            Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amounts of $4.6 million and $2.5 million at March 31, 2015 and June 30, 2014, respectively.

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

The carrying amount and estimated fair values of the Company's financial instruments were as follows:

	March 31, 2015		June 30, 2014
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$12,371	$12,371	$13,633	$13,633
Securities Available-for-Sale	48,340	48,340	48,434	48,434
Securities to be Held-to-Maturity	2,244	2,244	1,765	1,765
Loans Held-for-Sale	10,294	10,294	9,375	9,375
Loans Receivable	265,500	267,475	239,563	242,240

Financial Liabilities
Deposits	274,806	262,038	272,295	259,411
Advances from FHLB	38,471	38,843	12,897	13,266

Off-Balance Sheet Items
Mortgage Loan Commitments	273	273	349	349

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

Fair values of assets and liabilities measured on a recurring basis at March 31, 2015 and June 30, 2014 are as follows:

	Fair Value Measurements Using:
March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$297	$--	$297
FNMA	--	29,749	--	29,749
GNMA	--	18,294	--	18,294

Total	$--	$48,340	$--	$48,340

	Fair Value Measurements Using:
June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$323	$--	$323
FNMA	--	25,780	--	25,780
GNMA	--	22,331	--	22,331

Total	$--	$48,434	$--	$48,434

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.            Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2015.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Home Federal Bank operates from its main office in Shreveport, Louisiana, five full service branch offices and an agency office located in Shreveport and Bossier City, Louisiana.  The Company's primary market area is the Shreveport-Bossier City metropolitan area.  The Company offers security brokerage and advisory services through a third party provider at its agency office, which also serves as the office for the commercial lending division and as a loan production office.

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

Discussion of Financial Condition Changes from June 30, 2014 to March 31, 2015

General

At March 31, 2015, total assets amounted to $357.7 million, an increase of $28.2 million, or 8.6%, compared to total assets of $329.5 million at June 30, 2014. The increase in assets was comprised primarily of increases in loans receivable, net of $25.9 million, or 10.8%, from $239.6 million at June 30, 2014, to $265.5 million at March 31, 2015, investment securities of $385,000, or 0.8%, from $50.2 million at June 30, 2014, to $50.6 million at March 31, 2015, premises and equipment of $1.7 million, or 20.3%, from $8.5 million at June 30, 2014, to $10.2 million at March 31, 2015 and an increase in loans held-for-sale of $919,000, or 9.8%, from $9.4 million at June 30, 2014, to $10.3 million at March 31, 2015.  These increases were partially offset by a decrease in cash and cash equivalents of $1.3 million, or 9.3%, from $13.6 million at June 30, 2014 to $12.4 million at March 31, 2015.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2014 to March 31, 2015 (continued)

Cash and Cash Equivalents

Cash and cash equivalents decreased $1.3 million, or 9.3%, from $13.6 million at June 30, 2014 to $12.4 million at March 31, 2015. The $1.2 million decrease in cash and cash equivalents was due to normal balance fluctuations in demand deposit accounts and federal funds sold balances.

Loans Receivable, Net

Loans receivable, net, increased by $25.9 million, or 10.8%, to $265.5 million at March 31, 2015 compared to $239.6 million at June 30, 2014.  During the nine months ended March 31, 2015, our total loan originations amounted to $198.9 million compared to $169.8 million for the nine months ended March 31, 2014.  The increase in loans receivable, net, was primarily due to increases in one-to-four-family residential loans of $9.4 million, home equity lines of credit of $9.0 million, residential construction loans of $5.7 million, land loans of $3.7 million, commercial business loans of $3.8 million and equity and second mortgage loans of $36,000, partially offset by decreases in multi-family residential loans of $4.5 million, commercial real estate loans of $1.3 million, and consumer loans of $25,000.

Loans Held-for-Sale

Loans held-for-sale increased $919,000, or 9.8%, from $9.4 million at June 30, 2014 to $10.3 million at March 31, 2015.  The increase in loans held-for-sale resulted primarily from an increase at March 31, 2015 in receivables from financial institutions purchasing the Company's loans held-for-sale.

Investment Securities

Investment securities, which include mortgage-backed securities and equity securities amounted to $50.6 million at March 31, 2015 compared to $50.2 million at June 30, 2014, an increase of $385,000, or 0.8%. The increase in investment securities was primarily due to the acquisition of Federal Home Loan Bank stock.

Premises and Equipment, Net

Premises and equipment, net, increased $1.7 million, to $10.2 million at March 31, 2015, compared to $8.5 million at June 30, 2014, primarily due to the completion costs on a new branch location in Bossier City and the acquisition of real estate for a future branch location in Shreveport.

Asset Quality

At March 31, 2015, the Company had $144,000 of non-performing assets compared to $178,000 of non-performing assets at June 30, 2014, consisting of two single-family residential loans and one commercial real estate loan at March 31, 2015, compared to one single family residential loan and one non-performing line of credit at June 30, 2014. At March 31, 2015, the Company had one single family residential loan and one line of credit classified as substandard, compared to none at June 30, 2014. The Company had one single-family residential loan classified as doubtful in the amount of $151,000 at June 30, 2014, one line of credit classified as doubtful in the amount of $27,000 at June 30, 2014, and one commercial loan secured by real estate classified as doubtful at March 31, 2015 in the amount of $64,000.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2014 to March 31, 2015 (continued)

Total Liabilities

Total liabilities increased $27.8 million, or 9.7%, from $286.8 million at June 30, 2014, to $314.6 million at March 31, 2015, primarily due to an increase in advances from the Federal Home Loan Bank of Dallas of $25.6 million, or 198.3%, to $38.5 million at March 31, 2015, compared to $12.9 million at June 30, 2014 and an increase in total deposits of $2.5 million, or 0.9%, to $274.8 million at March 31, 2015, compared to $272.3 million at June 30, 2014.  The increase in deposits was primarily due to a $17.2 million, or 14.3%, increase in certificates of deposit from $120.4 million at June 30, 2014 to $137.6 million at March 31, 2015, a $7.1 million, or 29.4%, increase in NOW accounts from $24.0 million at June 30, 2014 to $31.1 million at March 31, 2015, a $5.1 million, or 41.6%, increase in savings deposits from $12.2 million at June 30, 2014 to $17.2 million at March 31, 2015, and a $730,000, or 1.7%,  increase in non-interest bearing demand deposits from $43.4 million at June 30, 2014 to $44.2 million at March 31, 2015, partially offset by a decrease of $27.5 million, or 38.1%, in money market deposits from $72.2 million at June 30, 2014 to $44.7 million at March 31, 2015.  The decrease in money market deposits was primarily due to a transitory deposit in the fourth quarter of fiscal 2014 which had a balance of approximately $30.6 million at June 30, 2014. The deposit was short-term in nature and was fully withdrawn as of September 30, 2014. At both March 31, 2015 and June 30, 2014 the Company had $12.7 million in brokered deposits. The Company utilizes brokered certificates of deposit as a component of its strategy for lowering Home Federal Bank's overall cost of funds. The brokered certificates of deposit which have maturity dates greater than twelve months are callable by Home Federal Bank after twelve months pursuant to early redemption provisions.  The increase in advances from the Federal Home Loan Bank of Dallas was a result of the non-recurring deposit described above being used to pay down advances at June 30, 2014.

Shareholders' Equity

Shareholders' equity increased $370,000, or 0.9%, to $43.1 million at March 31, 2015, from $42.8 million at June 30, 2014.  The primary reasons for the increase in shareholders' equity from June 30, 2014, were net income of $2.5 million, the vesting of restricted stock awards, stock options and the release of employee stock ownership plan shares totaling $577,000 and proceeds from the issuance of common stock from the exercise of stock options of $96,000.   These increases in shareholders' equity were partially offset by dividends paid totaling $463,000, acquisition of common stock of $2.3 million and a decrease in the Company's accumulated other comprehensive income of $36,000.  The Company's tangible book value per share increased from $19.08 at June 30, 2014 to $20.25 at March 31, 2015 based on shares outstanding of 2,241,967 and 2,131,343, respectively.

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency ("OCC").  At March 31, 2015, Home Federal Bank's regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2015 and 2014

General

Net income amounted to $843,000 for the three months ended March 31, 2015 compared to $638,000 for the same period in 2014, an increase of $205,000, or 32.1%.  The increase was primarily due to a $430,000, or 16.2%, increase in net interest income, and a $319,000, or 50.9% increase in non-interest income, partially offset by an increase of $373,000, or 16.2%, in non-interest expense, a $111,000, or 36.8%, increase in the provision for income tax expense and a $60,000, or 200.0%, increase in the provision for loan losses for the 2015 period compared to the same period in 2014.

Net income amounted to $2.5 million for the nine months ended March 31, 2015 compared to net income of $2.0 million for the same period in 2014, an increase of $505,000, or 25.3%.  The increase was primarily due to an increase of $1.2 million, or 14.7%, in net interest income, and a $371,000, or 20.6%, increase in non-interest income, partially offset by an increase of $678,000, or 10.1%, in non-interest expense, a $271,000, or 28.4%, increase in the provision for income tax expense and a $92,000, or 78.0%, increase in the provision for loan losses.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2015 and 2014 (continued)

Net Interest Income

Net interest income for the three months ended March 31, 2015 was $3.1 million, an increase of $430,000, or 16.2%, in comparison to $2.6 million for the three months ended March 31, 2014.  This increase was primarily due to an increase of $500,000, or 15.6%, in total interest income partially offset by an increase of $70,000, or 12.5%, in the Company's cost of funds. The cost of funds from Federal Home Loan Bank borrowings increased $29,000, or 78.4% compared to the prior year quarterly period while interest paid on deposits increased $38,000, or 7.3%, compared to the prior year quarterly period.

Net interest income for the nine months ended March 31, 2015 was $9.2 million, an increase of $1.2 million, or 14.7%, in comparison to $8.0 million for the nine months ended March 31, 2014.  The increase in net interest income for the nine month period was primarily due to a $1.2 million, or 12.4%, increase in total interest income, partially offset by a $37,000, or 2.1%, increase in interest expense on borrowings and deposits due to an increase in Federal Home Loan Bank borrowings.  The Company's average interest rate spread was 3.61% for the nine months ended March 31, 2015, compared to 3.68% for the nine months ended March 31, 2014. The Company's net interest margin was 3.79% for the nine months ended March 31, 2015, compared to 3.91% for the nine months ended March 31, 2014.  The decrease in net interest margin and average interest rate spread is attributable primarily to a lower average yield on interest earning assets.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market area and other factors related to the collectability of Home Federal Bank's loan portfolio, a provision for loan losses of $90,000 and $210,000 was made during the three and nine months ended March 31, 2015, respectively, compared to a $30,000 and $118,000 provision made during the three and nine months ended March 31, 2014,  respectively.   The allowance for loan losses was $2.5 million, or 0.92% of total loans, at March 31, 2015 compared to $2.4 million, or 1.1%, of total loans at March 31, 2014.  At March 31, 2015, Home Federal Bank had three non-performing loans in the aggregate amount of $144,000 and no other non-performing assets or troubled-debt restructurings.  At March 31, 2014, Home Federal had five non-performing loans in the aggregate amount of $294,000.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future.

Non-interest Income

Total non-interest income amounted to $946,000 for the three months ended March 31, 2015, an increase of $319,000 or 50.9% compared to $627,000 for the same period in 2014.  The increase was due to an increase of $421,000 in gain on sale of loans and an increase of $31,000 in service charges on deposit accounts, partially offset by decreases of $129,000 in gain on sale of real estate and $3,000 in income on bank owned life insurance compared to the same period in 2014.  The primary reason for the increase in gain on sale of loans was a change in the accrual methodology that resulted in the recognition of gains during the current period on execution of the sales agreement rather than at the time sales proceeds were received.

Total non-interest income amounted to $2.2 million for the nine months ended March 31, 2015, an increase of $371,000, or 20.6%, compared to $1.8 million for the same period in 2014.  The increase was primarily due to increases of $428,000 in gain on sale of loans due to the change in accrual methodology as discussed above, $90,000 in service charges on deposit accounts and $15,000 in other non-interest income, partially offset by a $129,000 decrease in gain on sale of real estate, a $25,000 decrease in gain on sale of securities and an $8,000 decrease in income on bank owned life insurance.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2015 and 2014 (continued)

Non-interest Expense

Total non-interest expense increased $373,000, or 16.2% for the three months ended March 31, 2015 compared to the prior year period. The increase in non-interest expense was primarily due to increases of $195,000 in compensation and benefits expense, $116,000 in loan and collection expense, $78,000 in occupancy and equipment expense, $16,000 in other non-interest expense, $9,000 in audit and examination fees and $6,000 in deposit insurance premiums.  These increases were partially offset by decreases of $19,000 in data processing expense, $14,000 in advertising expense, $13,000 in franchise and bank shares taxes and $1,000 in legal fees.  The primary reason for the increase in compensation and benefits expense was a change in accrual methodology that affected the timing of accruals of commissions earned by mortgage loan originators.

Total non-interest expense increased $678,000, or 10.1%, for the nine months ended March 31, 2015 compared to the prior year period.  The increase in non-interest expense for the nine months ended March 31, 2015, compared to the same period in 2014, is primarily attributable to increases of $412,000 in compensation and benefits expense, $169,000 in loan and collection expense, $144,000 in occupancy and equipment expense, $31,000 in other non-interest expense, $24,000 in data processing expenses, $12,000 in deposit insurance premiums and $4,000 in audit and examination fees. These increases were partially offset by decreases of $70,000 in franchise and bank shares taxes, $36,000 in legal fees and $12,000 in advertising expense.  The primary reason for the increase in compensation and benefits expense is the change in accrual methodology discussed above.  The change in occupancy and equipment expense is primarily related to one new branch location in Bossier City.

The aggregate compensation expense recognized by the Company for its Stock Option, ESOP and Recognition and Retention Plans amounted to $160,000 and $477,000 for the three and nine months ended March 31, 2015, compared to $145,000 and $430,000 for the three and nine months ended March 31, 2014.

The Louisiana bank shares tax is assessed on the Bank's equity and earnings.  For the three and nine months ended March 31, 2015, the Company recognized franchise and bank shares tax expense of $72,000 and $193,000, respectively compared to $85,000 and $263,000, respectively, for the same period in 2014.

Income Taxes

Income taxes amounted to $413,000 and $1.2 million for the three and nine months ended March 31, 2015, respectively, resulting in effective tax rates of 32.9% for both periods. Income taxes amounted to $302,000 and $955,000 for the three and nine months ended March 31, 2014, respectively, resulting in effective tax rates of 32.1% and 32.4%, respectively. The increase in the effective income tax rate for the nine months ended March 31, 2015, is primarily the result of the effect of non-taxable income resulting in a 0.5% increase in the effective rate compared to the nine months ended March 31, 2014.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2015 and 2014 (continued)

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities	$51,340	$248	1.93%	$43,010	$236	2.19%
Loans receivable	276,182	3,457	5.01	224,019	2,969	5.30
Interest-earning deposits	2,443	1	0.18	2,940	2	0.26
Total interest-earning assets	329,965	3,706	4.49	269,969	3,207	4.75
Non-interest-earning assets	24,082			22,069
Total assets	$354,047			$292,038
Interest-bearing liabilities:
Savings accounts	14,593	8	0.21	11,603	6	0.19
NOW accounts	30,659	59	0.77	26,941	57	0.85
Money market accounts	43,630	33	0.30	45,230	35	0.31
Certificate accounts	136,148	460	1.35	113,963	424	1.49
Total deposits	225,030	560	1.00	197,737	522	1.06
Other bank borrowings	262	3	4.24
FHLB advances	41,424	66	0.64	17,357	37	0.85
Total interest-bearing liabilities	266,716	629	0.94%	215,094	559	1.04%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	41,390			32,816
Other liabilities	1,423			907
Total liabilities	309,529			248,817
Total Stockholders' Equity(1)	44,518			43,221

Total liabilities and equity	$354,047			$292,038

Net interest-earning assets	$63,249			$54,875

Net interest income; average interest rate spread(2)		$3,077	3.55%		$2,648	3.71%
Net interest margin(3)			3.73%			3.92%
Average interest-earning assets to average interest-bearing liabilities			123.71%			125.51%
 __________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2015 and 2014 (continued)

	Nine months Ended March 31,
	2015			2014
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities	$53,289	$777	1.95%	$48,080	$784	2.17%
Loans receivable	265,809	10,201	5.12	218,796	8,979	5.47
Interest-earning deposits	2,704	6	0.27	5,072	10	0.25
Total interest-earning assets	321,802	10,984	4.55	271,948	9,773	4.79
Non-interest-earning assets	22,825			20,336
Total assets	$344,627			$292,284
Interest-bearing liabilities:
Savings accounts	13,581	21	0.20	10,851	17	0.21
NOW accounts	29,142	159	0.73	26,445	194	0.98
Money market accounts	43,534	106	0.32	43,617	114	0.35
Certificate accounts	130,321	1,361	1.39	114,022	1,328	1.55
Total deposits	216,578	1,647	1.01	194,935	1,653	1.13
Other bank borrowings	88	3	4.23	333	14	5.70
FHLB advances	41,666	178	0.57	19,060	125	0.88
Total interest-bearing liabilities	258,332	1,828	0.94%	214,328	1,792	1.11%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	39,249			32,898
Other liabilities	1,909			1,304
Total liabilities	299,490			248,530
Total Stockholders' Equity(1)	45,137			43,754

Total liabilities and equity	$344,627			$292,284

Net interest-earning assets	$63,470			$57,620

Net interest income; average interest rate spread(2)		$9,156	3.61%		$7,981	3.68%
Net interest margin(3)			3.79%			3.91%
Average interest-earning assets to average interest-bearing liabilities			124.57%			126.88%
 __________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Month Periods Ended March 31, 2015 and 2013 (continued)

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  Home Federal Bank's deposit accounts with the Federal Home Loan Bank of Dallas amounted to $221,000 at March 31, 2015.

A significant portion of Home Federal Bank's liquidity consists of securities classified as available-for-sale and cash and cash equivalents.   Home Federal Bank's primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At March 31, 2015, Home Federal Bank had $38.5 million in advances from the Federal Home Loan Bank of Dallas and had $114.1 million in additional borrowing capacity.  Additionally, at March 31, 2015, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $16.3 million. There were no amounts purchased under this agreement as of March 31, 2015.

At March 31, 2015, Home Federal Bank had outstanding loan commitments of $27.3 million to originate loans.  At March 31, 2015, certificates of deposit scheduled to mature in less than one year totaled $61.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale as needed.

At March 31, 2015, Home Federal Bank exceeded each of its regulatory capital requirements with tangible, core and risk-based capital ratios of 12.29%, 12.29% and 19.24%, respectively.

Off-Balance Sheet Arrangements

At March 31, 2015, the Company did not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules.

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

ITEM 1A.                          RISK FACTORS

Not applicable.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 2.                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities

The Company's repurchases of its common stock made during the quarter ended March 31, 2015 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)(b)
January 1, 2015 – January 31, 2015	26,919	$19.34	26,919	24,955
February 1, 2015 – February 28, 2015	37,600	19.47	37,600	95,355
March 1, 2015 –March 31, 2015	--	--	--	95,355
Total	64,519	$19.42	64,519	95,355
______________
Notes to this table:

(a)	On January 28, 2014, the Company announced by press release a repurchase program to repurchase up to 115,000 shares, or approximately 5.0% of the Company's outstanding shares of common stock. The repurchase program was completed on February 20, 2015.

(b)	On February 11, 2015, the Company announced by press release a repurchase program to repurchase up to 108,000 shares, or approximately 5.0% of the Company's outstanding shares of Common Stock. The repurchase program does not have an expiration date.

ITEM 3.                          DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                          OTHER INFORMATION

Not applicable.

ITEM 6.                          EXHIBITS

No.	Description
10.0	Home Federal Bank Loan Officer Incentive Compensation Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Executive Officer
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Certification Pursuant to 18 U.S.C Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: May 12, 2015	By:	/s/Glen W. Brown
Glen W. Brown
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)