Form 10-K
period 2015-06-30
Home Federal Bancorp, Inc. of Louisiana
filed 2015-09-22
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 5(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate value of the 1.6 million shares of Common Stock of the Registrant issued and outstanding on December 31, 2014, which excludes an aggregate of 550,000 shares held by all directors and executives officers of the Registrant, the Registrant's Employee Stock Ownership Plan ("ESOP"), the Recognition and Retention Plan Trust ("RRP") and Employees' Savings and Profit Sharing Plan ("401(k) Plan") as a group was $32.0 million.  This figure is based on the closing sales price of $19.53 per share of the Registrant's Common Stock on December 31, 2014, the last business day of the Registrant's second fiscal quarter.  Although directors and executive officers, the ESOP, RRP and 401(k) Plan were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of September 21, 2015: 2,100,241

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14.

Home Federal Bancorp Inc. of Louisiana
Form 10-K
For the Year Ended June 30, 2015

PART I

Item 1. Business

Home Federal Bancorp, Inc. of Louisiana, a Louisiana chartered corporation ("Home Federal Bancorp" or the "Company"), became the holding company for Home Federal Bank ("Home Federal Bank" or the "Bank") on December 22, 2010, upon completion of the Bank's second step conversion from the mutual holding company form of organization to the stock holding company form of organization. As part of the conversion, all outstanding shares of the former Home Federal Bancorp, Inc. of Louisiana common stock (other than those owned by Home Federal Mutual Holding Company) were converted into the right to receive 0.9110 of a share, and cash in lieu of fractional shares, of Home Federal Bancorp common stock resulting in approximately 1,100,609 shares issued in the exchange. In addition, a total of 1,945,220 shares of common stock of Home Federal Bancorp were sold in subscription, community and syndicated community offerings to certain depositors and borrowers of the Bank, the Bank's Employee Stock Ownership Plan and other investors for $10.00 per share, or $19.5 million in the aggregate.  Treasury stock held was cancelled.  The net proceeds of the offering were approximately $18.0 million, after offering expenses.

Home Federal Bank is a federally chartered stock savings bank originally organized in 1924 as Home Building and Loan Association.  The Bank reorganized into the mutual holding company structure in January 2005 and changed its name to "Home Federal Bank" in 2009 as part of its business strategy to be recognized as a community bank.  Home Federal Bank's headquarters and main office, four additional full service branch offices and agency office are located in Shreveport and Bossier City, Louisiana and serve the Shreveport-Bossier City metropolitan area.  Home Federal Bank's business primarily consists of attracting deposits from the general public and using those funds to originate loans.  At our agency office, we offer security brokerage and advisory services through a third party provider.

As of June 30, 2015, Home Federal Bancorp's only business activities are to hold all of the outstanding common stock of Home Federal Bank. Home Federal Bancorp is authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies, which may include the issuance of additional shares of common stock to raise capital or to support mergers or acquisitions and borrowing funds for reinvestment in Home Federal Bank.

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

Pursuant to the regulations under Sections 23A and 23B of the Federal Reserve Act, Home Federal Bank and Home Federal Bancorp have entered into an expense sharing agreement. Under this agreement, Home Federal Bancorp will reimburse Home Federal Bank for the time that employees of Home Federal Bank devote to activities of Home Federal Bancorp, the portion of the expense of the annual independent audit attributable to Home Federal Bancorp and all expenses attributable to Home Federal Bancorp's public filing obligations under the Securities Exchange Act of 1934.

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

Competition.  We face significant competition both in attracting deposits and in making loans. Our most direct competition for deposits has come historically from commercial banks, credit unions and other savings institutions located in our primary market area, including many large financial institutions which have greater financial and marketing resources available to them. In addition, we face significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities. We do not rely upon any individual group or entity for a material portion of our deposits. Our ability to attract and retain deposits depends on our ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

Lending Activities

General.  At June 30, 2015, our net loan portfolio amounted to $268.4 million, representing approximately 72.6% of total assets at that date. Historically, our principal lending activity was the origination of one- to four-family residential loans. At June 30, 2015, one- to four-family residential loans amounted to $103.3 million, or 38.1% of the total loan portfolio. Commercial real estate loans amounted to $62.1 million, or 22.9% of the total loan portfolio at June 30, 2015.

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

A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. In addition, upon application the Office of the Comptroller of the Currency permits a savings institution to lend up to an additional 15% of unimpaired capital and surplus to one borrower to develop domestic residential housing units. At June 30, 2015, our regulatory limit on loans-to-one borrower was $6.8 million and the five largest loans or groups of loans-to-one borrower, including related entities, aggregated $5.8 million, $5.2 million, $5.0 million, $5.0 million and $4.9 million. Each of our five largest loans or groups of loans was originated with strong guarantor support to known borrowers in our market area and performing in accordance with its terms at June 30, 2015.

Loans to or guaranteed by general obligations of a state or political subdivision are not subject to the foregoing lending limits.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	June 30,
	2015		2014		2013		2012		2011
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential(1)	$103,332	38.11%	$89,545	36.96%	$73,243	35.11%	$59,410	34.88%	$45,567	36.02%
Commercial – real estate secured:
Owner occupied	38,280	14.12	29,210	12.06	25,523	12.24	27,103	15.91	22,962	18.15
Non-owner occupied	23,800	8.78	27,056	11.17	25,646	12.30	12,127	7.12	9,801	7.75
Total commercial-real estate secured	62,080	22.90	56,266	23.23	51,169	24.54	39,230	23.03	32,763	25.90
Multi-family residential	15,246	5.62	20,368	8.41	19,587	9.39	12,919	7.58	8,360	6.61
Land	19,866	7.33	19,945	8.23	15,589	7.47	12,317	7.23	11,254	8.90
Construction	17,620	6.50	12,505	5.16	16,937	8.12	22,660	13.30	10,325	8.16
Home equity loans and second mortgage loans	2,460	0.91	2,563	1.06	2,305	1.11	2,520	1.48	1,519	1.20
Equity lines of credit	22,187	8.18	14,950	6.17	12,592	6.04	8,461	4.97	5,974	4.73
Total real estate loans	242,791	89.55	216,142	89.22	191,422	91.78	157,517	92.47	115,762	91.52
Commercial business	28,019	10.33	25,749	10.63	16,776	8.04	12,369	7.26	10,237	8.09
Consumer non-real estate loans:
Savings accounts	209	0.08	255	0.11	259	0.12	227	0.13	328	0.26
Automobile and other consumer loans	110	0.04	111	0.04	128	0.06	228	0.14	163	0.13
Total non-real estate loans	28,338	0.12	26,115	0.15	17,163	0.18	455	0.27	491	0.39
Total loans	271,129	100.00%	242,257	100.00%	208,585	100.00%	170,341	100.00%	126,490	100.00%
Less:
Allowance for loan losses	(2,515)		(2,396)		(2,240)		(1,698)		(842)
Deferred loan fees	(187)		(298)		(266)		(380)		(277)
Net loans receivable(1)	$268,427		$239,563		$206,079		$168,263		$125,371
 _________________
(1)	Does not include loans held-for-sale amounting to $14.2 million, $9.4 million, $3.5 million, $11.2 million and $6.7 million at June 30, 2015, 2014, 2013, 2012 and 2011, respectively.

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

Our loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the value of the property that will secure the loan. All residential loans originated for sale to FNMA or other investor banks that receive an Approve-Eligible recommendation on the automated underwriting feedback certificate that is applicable for each loan type must be approved by a Bank mortgage underwriter. Loans that do not receive an Approve-Eligible recommendation must be approved by a Bank mortgage underwriter and the Senior Vice President of Mortgage. In addition, all loans originated to be held on the Bank's portfolio must be approved by a Bank mortgage underwriter and the Senior Vice President of Mortgage for loans up to $500,000, and for loans up to $1.0 million by the senior credit officer. Commercial real estate secured loans and lines of credit and commercial business loans up to $1.0 million must be approved by the Senior Credit Officer or the President/Chief Executive Officer or the Chairman of the Board, up to $2.0 million by two of the following three officers, Senior Credit Officer, President/Chief Executive Officer, Chairman of the Board, and in excess of $2.0 million by the Executive Committee. In accordance with past practice, all loans are ratified by our board of directors.

Historically, we purchased loans from a mortgage originator secured by single-family housing primarily located in predominantly rural areas of Texas and to a lesser extent, Tennessee, Arkansas, Alabama, Louisiana and Mississippi. We have not purchased any such mortgage loans since fiscal 2008. The loans were generally secured by rural properties and the seller retained servicing rights. Although the loans were originated with fixed-rates, Home Federal Bank receives an adjustable-rate of interest equal to the Federal Housing Finance Board rate, with rate floors and ceilings of approximately 5.0% and 8.0%, respectively. Under the terms of the loan agreements, the seller must repurchase any loan that becomes more than 90 days delinquent. At June 30, 2015, we had approximately $7.8   million of such loans in our portfolio with an average contractual remaining term of approximately 15.4 years.

In recent periods, we have originated and sold a substantial amount of our fixed-rate conforming mortgages to correspondent banks. For the year ended June 30, 2015, we originated $103.1 million of one- to four-family residential loans and sold $86.8 million of such loans. Our residential loan originations primarily consist of rural development, FHA and VA loans.

The following table shows total loans originated, sold and repaid during the periods indicated.

	Year Ended June 30,
	2015		2014		2013
	(In thousands)
Loan originations:
One- to four-family residential		$103,052		$91,891	$110,690
Commercial — real estate secured:
Owner occupied		69,849		53,966	60,490
Non-owner occupied		5,307		9,946	2,240
Multi-family residential		3,035		1,242	903
Commercial business		48,309		42,200	23,826
Land		7,176		12,135	6,591
Construction		26,920		27,855	29,879
Home equity loans and lines of credit and other consumer		8,974		7,813	6,235
Total loan originations		272,622		247,048	240,854
Loans purchased		--		--	--
Total loan originations and loans purchased		272,622		247,048	240,854
Loans Sold		(86,806)		(83,579)	(110,428)
Loan principal repayments		(152,117)		(123,885)	(99,860)
Total loans sold and principal repayments		(238,923)		(207,464)	(210,288)
Increase (decrease) due to other items, net(1)		(4,835)		(6,100)	7,250
Net increase in loan portfolio	$	$ $ 28,864	$	$ 33,484	$37,816
 ___________________
(1)                 Other items consist of deferred loan fees, the allowance for loan losses and loans held-for-sale at year end.

Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, we concentrate our lending activity in our primary market area in Caddo and Bossier Parishes, Louisiana and the surrounding area. Subject to our loans-to-one borrower limitation, we are permitted to invest without limitation in residential mortgage loans and up to 400% of our capital in loans secured by non-residential or commercial real estate. We also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, we may invest up to 10% of our total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At June 30, 2015, we were within each of the above lending limits.

During fiscal 2015 and 2014, we sold $86.8 million and $83.6 million of loans, respectively. We recognized gain on sale of loans of $2.3 million during fiscal 2015 and $1.6 million during fiscal 2014. Loans were sold during these periods primarily to other financial institutions. Such loans were sold against forward sales commitments with servicing released and without recourse after a certain period of time, typically 90 days. The loans sold primarily consisted of long-term, fixed rate residential real estate loans. These loans were originated during this period of historically low interest rates and were sold to reduce our interest rate risk. We will continue to sell loans in the future to the extent we believe the interest rate environment is unfavorable and interest rate risk is unacceptable.

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of June 30, 2015, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	One to Four Family Residential	Commercial Real Estate Secured	Multi- Family Residential	Commercial Business	Land	Construction	Home Equity Loans and Lines of Credit and Other Consumer	Total
	(In thousands)
Amounts due after June 30, 2015 in:
One year or less	$10,769	$5,722	$885	$14,162	$13,438	$17,620	$9,415	$72,011
After one year through two years	3,531	8,297	--	2,665	3,188	--	3,644	21,325
After two years through three years	14,532	7,492	--	3,826	1,490	--	3,203	30,543
After three years through five years	13,572	22,794	1,586	6,222	1,229	--	5,875	51,278
After five years through ten years	6,620	15,418	6,604	1,144	521	--	136	30,443
After ten years through fifteen years	10,002	2,357	2,426	--	--	--	2,693	17,478
After fifteen years	44,306	--	3,745	--	--	--	--	48,051

Total	$103,332	$62,080	$15,246	$28,019	$19,866	$17,620	$24,966	$271,129

The following table sets forth the dollar amount of all loans at June 30, 2015, before net items, due after June 30, 2016, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed-Rate	Adjustable-Rate	Total
		(In Thousands)
One- to four-family residential	$76,390	$16,173	$92,563
Commercial — real estate secured	56,358	--	56,358
Multi-family residential	14,361	--	14,361
Commercial business	13,857	--	13,857
Land	6,428	--	6,428
Construction	--	--	--
Home equity loans and lines of credit and other consumer	15,551	--	15,551

Total	$182,945	$16,173	$199,118

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

One- to Four-Family Residential Real Estate Loans.  At June 30, 2015, $103.3 million, or 38.1%, of the total loan portfolio, before net items, consisted of one- to four-family residential loans.

The loan-to-value ratios, maturities and other provisions of the loans made by us generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by us. Our current lending policy on one- to four-family residential loans generally limits the maximum loan-to-value ratio to 90% or less of the appraised value of the property although we will lend up to a 100% loan-to-value ratio with private mortgage insurance. These loans are amortized on a monthly basis with principal and interest due each month, with terms not in excess of 30 years and generally include "due-on-sale" clauses.

At June 30, 2015, $85.8 million, or 83.0%, of our one- to four-family residential mortgage loans were fixed-rate loans. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Our fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation, and other investors in the secondary mortgage market. Consistent with our asset/liability management, we have sold a significant portion of our long-term, fixed rate loans.

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

Commercial — Real Estate Secured Loans.  As of June 30, 2015, Home Federal Bank had outstanding $62.1 million of loans secured by commercial real estate, $38.3 million, or 61.7%, of which were owner occupied. It is the current policy of Home Federal Bank to lend in a first lien position on real property occupied as a commercial business property. Home Federal Bank offers fixed and variable rate commercial real estate loans. Home Federal Bank's commercial real estate loans are limited to a maximum of 85% of the appraised value and have terms up to 15 years, however, the terms are generally no more than 5 years with amortization periods of 20 years or less. It is our policy that commercial real estate secured lines of credit are limited to a maximum of 85% of the appraised value of the property and shall not exceed 3 to 5 year amortizations.

Multi-Family Residential Loans.  At June 30, 2015, we had outstanding approximately $15.2 million of multi-family residential loans. Our multi-family residential loan portfolio includes income producing properties of 50 or more units and low income housing developments. We obtain personal guarantees on all properties other than those of the public housing authority for which they are not permitted.

Commercial Business Loans.  At June 30, 2015, we had outstanding approximately $28.0 million of non-real estate secured commercial loans. The business lending products we offer include lines of credit, inventory financing and equipment loans. Commercial business loans and lines of credit carry more credit risk than other types of commercial loans. We attempt to limit such risk by making loans predominantly to small- and mid-sized businesses located within our market area and having the loans personally guaranteed by the principals involved. We have established underwriting standards in regard to business loans which set forth the criteria for sources of repayment, borrower's capacity to repay, specific financial and collateral margins and financial enhancements such as guarantees. Generally, the primary source of repayment is cash flow from the business and the financial strength of the borrower.

Land Loans.  As of June 30, 2015, land loans were $19.9 million, or 7.3% of the total loan portfolio, before net items. Land loans include land which has been acquired for the purpose of development and unimproved land. Our loan policy provides for loan-to-value ratios of 50% for unimproved land loans. Land loans are originated with fixed rates and terms up to five years with longer amortizations. Although land loans generally are considered to have greater credit risk than certain other types of loans, we expect to mitigate such risk by requiring personal guarantees and identifying other secondary sources of repayment for the land loan other than the sale of the collateral. It is our practice to only originate a limited amount of loans for speculative development to borrowers with whom our lenders have a prior relationship.

Construction Loans.  At June 30, 2015, we had outstanding approximately $17.6 million of construction loans which included loans for the construction of residential and commercial property. Our residential construction loans typically have terms of six to 11 months with a takeout letter from Home Federal for the permanent mortgage. Our commercial construction loans include owner occupied commercial properties, pre-sold property and speculative office property. As of June 30, 2015, we held $8.2 million of speculative construction loans, $5.3 million of which related to speculative office condominium projects, which are limited to eight units at any one time.

Home Equity and Second Mortgage Loans.  At June 30, 2015, we held $2.5 million of home equity and second mortgage loans. These loans are secured by the underlying equity in the borrower's residence. We do not require that we hold the first mortgage on the properties that secure the second mortgage loans. The amount of our second mortgage loans generally cannot exceed a loan-to-value ratio of 90% after taking into consideration the first mortgage loan. These loans are typically three-to-five year balloon loans with fixed rates and terms that will not exceed 10 years and contain an on-demand clause that allows us to call the loan in at any time.

Equity Lines of Credit.  We offer lines of credit secured by a borrower's equity in real estate which loans amounted to $22.2 million, or 8.2% of the total loan portfolio, before net items, at June 30, 2015. The rates and terms of such lines of credit depend on the history and income of the borrower, purpose of the loan and collateral. Lines of credit will not exceed 90% of the value of the equity in the collateral.

Consumer Non-real Estate Loans.  We are authorized to make loans for a wide variety of personal or consumer purposes. We originate consumer loans primarily in order to accommodate our customers. The consumer loans at June 30, 2015 consist of loans secured by deposit accounts with us, automobile loans, overdraft and other unsecured loans.

Consumer non-real estate loans generally have shorter terms and higher interest rates than residential mortgage loans, and generally entail greater credit risk than residential mortgage loans, particularly those loans secured by assets that depreciate rapidly, such as automobiles, boats and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the fluctuating demand for used automobiles.  We had no automobile loans at June 30, 2015.

We offer loans secured by deposit accounts held with us, which loans amounted to $209,000, or 0.08% of the total loan portfolio, before net items, at June 30, 2015. Such loans are originated for up to 100% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2%. These loans typically are payable on demand with a maturity date of one year.

Loan Origination and Other Fees.  In addition to interest earned on loans, we generally receive loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan. In accordance with accounting guidance, loan origination fees and points are deferred and amortized into income as an adjustment of yield over the life of the loan.

Asset Quality

General.  During fiscal 2015, we engaged a third party to review loans, policies, and procedures. The scope of the services provided included credit underwriting, adherence to our loan policies as well as regulatory policies, and recommendations regarding reserve allocations. We expect these reviews will be done annually.

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

Real estate and other assets we acquire as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold.  At June 30, 2015, we had one property acquired through foreclosure with a carrying value of $40,000.  We had no real estate owned at June 30, 2014.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	June 30,
	2015				2014
	30-89 Days Overdue		90 or More Days Overdue		30-89 Days Overdue		90 or More Days Overdue
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
			(Dollars in thousands)
One- to four-family residential	29	$3,237	2	$80	17	$1,761	2	$164
Commercial — real estate secured	--	--	--	--	--	--	--	--
Multi-family residential	--	--	--	--	--	--	--	--
Commercial business	--	--	--	--	2	259	--	--
Land	--	--	--	--	--	--	--	--
Construction	--	--	--	--	--	--	--	--
Home equity loans and lines of credit and other consumer	1	3	--	--	--	--	1	27

Total delinquent loans	30	$3,240	2	$80	19	$2,020	3	$191

Delinquent loans to total net loans		1.21%		0.03%		0.84%		0.08%
Delinquent loans to total loans		1.20%		0.03%		0.83%		0.08%

Non-Performing Assets.  The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated. We had one troubled debt restructuring included in non-accrual loans at June 30, 2014.

	June 30,
	2015	2014	2013	2012		2011
	(Dollars in thousands)

Non-accruing loans:
One- to four-family residential	$13	$151	$386	$14		$15
Commercial — real estate secured	--	--	--	--		--
Multi-family residential	--	--	--	--		--
Commercial business	--	--	--	--		--
Land	--	--	--	--		--
Construction	--	--	--	--		--
Home equity loans and lines of credit and other consumer	--	27	27	--		--
Total non-accruing loans	13	178	413	14		15
Accruing loans 90 days or more past due	67	13	236	--		99
Total non-performing loans(1)	80	191	649	14		114
Real estate owned, net	40	--	--	--		--
Total non-performing assets	$120	$191	$649	$14		$114

Total non-performing loans as a percent of loans, net	0.03%	0.07%	0.31%	0.01%		0.09%
Total non-performing assets as a percent of total assets	0.03%	0.05%	0.23%	*	%	0.05%
_________________
*            Not meaningful.
(1)            Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

Classified Assets.  Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved. At June 30, 2015 we held $650,000 of assets designated as special mention, and $37,000 classified as substandard. The classified assets are related to one residential mortgage loan and one line of credit classified as substandard. There were no loans classified as doubtful at June 30, 2015.

Allowance for Loan Losses.  At June 30, 2015, our allowance for loan losses amounted to $2.5 million. The allowance for loan losses is maintained at a level believed, to the best of our knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on our periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing conditions. We are primarily engaged in originating single-family residential loans. Our management considers the deficiencies of all classified loans in determining the amount of allowance for loan losses required at each reporting date. Our management analyzes the probability of the correction of the substandard loans' weaknesses and the extent of any known or inherent losses that we might sustain on them. During the fiscal year 2015, we recorded a provision for loan losses of $300,000 as compared to $168,000 recorded for fiscal year 2014. The 2015 provision reflects our estimate to maintain the allowance for loan losses at a level to cover probable losses inherent in the loan portfolio.

The provision for fiscal year 2015 reflects the risks associated with our commercial lending (both real estate secured and non-real estate secured), as well as other risks in our portfolio.  Total non-performing assets decreased by approximately $71,000 over the prior year and our loans 30-89 days overdue increased $1.2 million as of June 30, 2015 compared to June 30, 2014, all of which were secured by one- to four-family residential properties as of June 30, 2015.

While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

The following table shows changes in our allowance for loan losses during the periods presented.  There were no loan charge-offs during fiscal 2012 or 2011.   We had $181,000, $12,000 and $16,000 of loan charge-offs during fiscal 2015, 2014 and 2013, respectively.

	June 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands)

Total loans outstanding at end of period	$271,129	$242,257	$208,585	$170,341	$126,490
Average loans outstanding	269,408	224,463	197,812	156,759	115,505
Allowance for loan losses, beginning of period	2,396	2,240	1,698	842	489
Provision for loan losses	300	168	558	856	353
Charge-offs	(181)	(12)	(16)	--	--
Allowance for loan losses, end of period	$2,515	$2,396	$2,240	$1,698	$842

Allowance for loan losses as a percent of non-performing loans	3,143.75%	1,254.45%	345.15%	12,128.57%	738.60%
Allowance for loan losses as a percent of loans outstanding	0.93%	0.99%	1.07%	1.00%	0.67%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	June 30,
	2015		2014		2013		2012		2011
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans

	(Dollars in thousands)
One- to four-family residential	$1,195	38.11%	$1,224	36.96%	$1,023	35.11%	$306	34.88%	$110	36.02%
Commercial – real estate secured	415	22.90	464	23.23	338	24.54	185	23.03	125	25.90
Multi-family residential	103	5.62	128	8.41	103	9.39	205	7.58	140	6.61
Commercial business	305	10.33	202	10.63	412	8.04	281	7.26	175	8.09
Land	154	7.33	168	8.23	127	7.47	270	7.23	150	8.90
Construction	146	6.50	105	5.16	146	8.12	311	13.30	130	8.16
Home equity loans and lines of credit and other consumer	197	9.21	105	7.38	91	7.33	140	6.72	12	6.32
Total	$2,515	100.00%	$2,396	100.00%	$2,240	100.00%	$1,698	100.00%	$842	100.00%

 Investment Securities

We have authority to invest in various types of securities, including mortgage-backed securities, U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally insured banks and savings institutions, certain bankers' acceptances and federal funds.  Our investment strategy is established by the board of directors.

The following table sets forth certain information relating to our investment securities portfolio at the dates indicated.

	June 30,
	2015		2014		2013
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities Held-to-Maturity:			(In Thousands)
FNBB stock	$250	$250	$250	$250	$250	$250
FHLB stock	1,760	1,760	1,515	1,515	1,215	1,215
Total Securities Held-to-Maturity	2,010	2,010	1,765	1,765	1,465	1,465

Securities Available-for-Sale:
Mortgage-backed securities	44,733	44,885	48,173	48,434	47,894	47,961

Total Investment Securities	$46,743	$46,895	$49,938	$50,199	$49,359	$49,426

The following table sets forth the amount of investment securities which contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2015. The amounts reflect the fair value of our securities at June 30, 2015.

	Amounts at June 30, 2015 which Mature in
	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
	(Dollars in thousands)
Bonds and other debt securities:
Mortgage-backed securities	$2	6.29%	$206	2.75%	$102	3.50%	$44,575	1.89%
Equity securities(1):
FHLB stock	--	--	--	--	--	--	250	1.13
FHLB stock	--	--	--	--	--	--	1,760	0.39

Total investment securities and bank stocks	$2	6.29%	$206	2.75%	$102	3.50%	$46,585	1.83%

__________________
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

Our mortgage-backed securities consist of Ginnie Mae securities ("GNMA"), Freddie Mac securities ("FHLMC") and Fannie Mae securities ("FNMA"). Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration. The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government. Freddie Mac is a private corporation chartered by the U.S. Government. Freddie Mac issues participation certificates backed principally by conventional mortgage loans. Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities. Freddie Mac and Fannie Mae securities are not backed by the full faith and credit of the U.S. Government. In September 2008, the Federal Housing Finance Agency was appointed as conservator of Fannie Mae and Freddie Mac. The U.S. Department of the Treasury agreed to provide capital as needed to ensure that Fannie Mae and Freddie Mac continue to provide liquidity to the housing and mortgage markets.

Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize our borrowings or other obligations.

The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2015, 2014 and 2013.

	June 30,
	2015	2014	2013
	(In thousands)
Fixed rate:
GNMA	$50	$65	$79
FHLMC	147	150	183
FNMA	27,596	25,466	11,509
Total fixed rate	27,793	25,681	11,771
Adjustable rate:
GNMA	16,744	22,266	35,506
FHLMC	137	173	233
FNMA	211	314	451
Total adjustable-rate	17,092	22,753	36,190
Total mortgage-backed securities	$44,885	$48,434	$47,961

         Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at June 30, 2015 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2015.

	Amounts at June 30, 2015 which Mature in
		Weighted	Over One	Weighted		Weighted
	One Year	Average	through	Average	Over	Average
	or Less	Yield	Five Years	Yield	Five Years	Yield
	(In thousands)
Fixed rate:
GNMA	$2	6.29%	$9	9.74%	$39	8.57%
FHLMC	--	--	--	--	147	5.11
FNMA	--	--	--	--	27,596	2.82
Total fixed-rate	2	6.29%	9	9.74%	27,782	2.72%

Adjustable rate:
GNMA	$--	--%	$--	--%	$16,744	0.57%
FHLMC	--	--	30	1.77	107	2.37
FNMA	--	--	167	2.55	44	2.34
Total adjustable-rate	--	--%	197	2.43%	16,895	0.24%

Total	$2	6.29%	$206	2.75%	$44,677	0.59%

The following table sets forth the purchases, sales and principal repayments of our mortgage-backed securities during the periods indicated.

	At or For the Year Ended June 30,
	2015	2014	2013
	(Dollars in thousands)
Mortgage-backed securities at beginning of period	$48,173	$47,894	$65,056
Purchases	9,843	23,158	31,515
Repayments	(11,263)	(9,845)	(15,477)
Sales	(1,954)	(12,984)	(33,163)
Amortizations of premiums and discounts, net	(66)	(50)	(37)

Mortgage-backed securities at end of period	$44,733	$48,173	$47,894

Weighted average yield at end of period	1.90%	2.16%	2.36%

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

Deposits.  We attract deposits principally from residents of Louisiana and particularly from Caddo and Bossier Parishes. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. We utilize brokered certificates of deposit as a component of our strategy for lowering the overall cost of funds. The brokered certificates of deposit are callable by Home Federal Bank after twelve months. At June 30, 2015 and 2014, we had $12.7 million in brokered certificates of deposit.

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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	June 30,
	2015		2014		2013
		Percent of		Percent of		Percent of
	Amount	Total Deposits	Amount	Total Deposits	Amount	Total Deposits
Certificate accounts:
0.00% - 0.99%	$57,103	19.95%	$46,786	17.18%	$34,288	16.18%
1.00% - 1.99%	68,242	23.84	43,105	15.83	40,466	19.10
2.00% - 2.99%	15,943	5.57	17,780	6.53	21,822	10.30
3.00% - 3.99%	4,684	1.64	12,757	4.69	15,354	7.24
4.00% - 4.99%	--	--	--	--	334	0.16

Total certificate accounts	145,972	51.00	120,428	44.23	112,264	52.98

Transaction accounts:
Passbook savings	18,435	6.44	12,165	4.47	9,524	4.49
Non-interest bearing demand accounts	45,024	15.73	43,447	15.95	26,027	13.77
NOW accounts	31,214	10.90	24,015	8.82	24,625	10.13
Money market	45,593	15.93	72,240	26.53	39,482	18.63

Total transaction accounts	140,266	49.00	151,867	55.77	99,658	47.02

Total deposits	$286,238	100.00%	$272,295	100.00%	$211,922	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended June 30,
	2015			2014			2013
			Average			Average			Average
	Average	Interest	Rate	Average	Interest	Rate	Average	Interest	Rate
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)
Passbook savings	$14,762	$34	0.23%	$11,221	$23	0.20%	$7,724	$21	0.27%
Non-interest bearing demand accounts	40,428	--	--	33,776	--	--	24,322	--	--
NOW accounts	29,821	228	0.76	26,544	240	0.90	20,812	182	0.88
Money market	43,770	141	0.32	45,637	150	0.33	40,539	168	0.42
Certificates of deposit	133,605	1,831	1.37	114,496	1,745	1.52	109,033	1,873	1.72

Total deposits	$262,386	$2,234	0.85%	$231,674	$2,158	0.93%	$202,430	$2,244	1.10%

The following table shows our savings flows during the periods indicated.

	Year Ended June 30,
	2015	2014	2013
	(In thousands)
Net deposits (withdrawals)	$12,274	$58,706	$(11,230)
Interest credited	1,669	1,667	1,716
Total increase (decrease) in deposits	$13,943	$60,373	$(9,514)

       The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at June 30, 2015.

	Balance at June 30, 2015
	Maturing in the 12 Months Ending June 30,
Certificates of Deposit	2016	2017	2018	Thereafter	Total
	(In thousands)
0.00% - 0.99%	$46,410	$7,402	$3,202	$89	$57,103
1.00% - 1.99%	10,524	16,351	16,455	24,912	68,242
2.00% - 2.99%	4,745	4,959	200	6,039	15,943
3.00% - 3.99%	4,298	386	--	--	4,684
Total certificate accounts	$65,977	$29,098	$19,857	$31,040	$145,972

The following table shows the maturities of our certificates of deposit in excess of $100,000 at June 30, 2015 by time remaining to maturity.

		Weighted
	Amount	Average Rate
	(Dollars in thousands)
September 30, 2015	$10,855	1.17%
December 31, 2015	10,143	0.76
March 31, 2016	8,715	0.71
June 30, 2016	12,473	0.91
After June 30, 2016	42,458	1.48
Total certificates of deposit with balances in excess of $100,000	$84,644	1.19%

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

As of June 30, 2015, we were permitted to borrow up to an aggregate total of $166.2 million from the Federal Home Loan Bank of Dallas. We had $38.4 million and $12.9 million of Federal Home Loan Bank advances outstanding at June 30, 2015 and 2014, respectively.  Additionally, at June 30, 2015, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $15.1 million.  There were no amounts purchased under this agreement as of June 30, 2015.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year
	Ended June 30,
	2015	2014	2013
	(Dollars in thousands)
FHLB advances:
Average balance outstanding	$40,858	$19,816	$27,529
Maximum amount outstanding at any month-end during the period	49,030	29,666	37,233
Balance outstanding at end of period	38,411	12,897	21,662
Average interest rate during the period	0.60%	0.83%	1.22%
Weighted average interest rate at end of period	0.68%	1.16%	1.09%

At June 30, 2015, $4.2 million of our borrowings were short-term (maturities of one year or less). Such short-term borrowings had a weighted average interest rate of 0.83% at June 30, 2015.

The following table shows maturities of Federal Home Loan Bank advances at June 30, 2015, for the years indicated:

Years Ending June 30,	Amount
(In thousands)
2016	$4,247
2017	32,258
2018	270
2019	282
2020	295
Thereafter	1,059
Total	$38,411

Subsidiaries

At June 30, 2015, the Company had one subsidiary, Home Federal Bank.  The Bank's only subsidiary at such date was Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

Employees

Home Federal Bank had 58 full-time employees and 4 part-time employees at June 30, 2015. None of these employees are covered by a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.

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

Federal law provides the federal banking regulators, including the Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation, with substantial enforcement powers. The Office of the Comptroller of the Currency's enforcement authority over all savings institutions includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of the Comptroller of the Currency. Any change in these laws and regulations, whether by the Federal Deposit Insurance Corporation, Office of the Comptroller of the Currency or Congress, could have a material adverse impact on Home Federal Bancorp and Home Federal Bank and our operations.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in 2010, the powers of the Office of Thrift Supervision regarding Home Federal Bank, and Home Federal Bancorp transferred to other federal financial institution regulatory agencies on July 21, 2011. See "— 2010 Regulatory Reform." As of the transfer date, all of the regulatory functions related to Home Federal Bank that were under the jurisdiction of the Office of Thrift Supervision transferred  to the Office of the Comptroller of the Currency. In addition, as of that same date, all of the regulatory functions related to Home Federal Bancorp, as a savings and loan holding company that were under the jurisdiction of the Office of Thrift Supervision, transferred to the Federal Reserve Board.

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

●
The Office of Thrift Supervision merged into the Office of the Comptroller of the Currency and the authority of the other remaining bank regulatory agencies were restructured. The federal thrift charter is preserved under the jurisdiction of the Office of the Comptroller of the Currency.

●
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

●	Tier 1 capital treatment for "hybrid" capital items like trust preferred securities was eliminated subject to various grandfathering and transition rules.

●	The prohibition on payment of interest on demand deposits was repealed.

●
State law is preempted only if it would have a discriminatory effect on a federal savings association or is preempted by any other federal law. The Office of the Comptroller of the Currency must make a preemption determination on a case-by-case basis with respect to a particular state law or other state law with substantively equivalent terms.

●	Deposit insurance is permanently increased to $250,000.

●	Deposit insurance assessment base calculation equals the depository institution's total assets minus the sum of its average tangible equity during the assessment period.

●
The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the Federal Deposit Insurance Corporation is directed to "offset the effect" of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of Home Federal Bancorp:

●	Authority over savings and loan holding companies transferred to the Federal Reserve Board.

●	Leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies were extended to thrift holding companies.

●
The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

●
The Securities and Exchange Commission is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

●
Public companies are now required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a "say on pay" vote every one, two or three years.

●
A separate, non-binding shareholder vote is now required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

●
Securities exchanges are now required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain "significant" matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

●
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

●	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

●
Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees.

●	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Regulation of Home Federal Bancorp

Home Federal Bancorp, a Louisiana corporation, is a registered savings and loan holding company within the meaning of Section 10 of the Home Owners' Loan Act and is subject to examination and supervision by the Federal Reserve Board as well as certain reporting requirements. New capital requirements began to phase in for Home Federal Bancorp on January 1, 2015. In addition, because Home Federal Bank is a subsidiary of a savings and loan holding company, it is subject to certain restrictions in dealing with us and with other persons affiliated with the Bank.

Holding Company Acquisitions.  Home Federal Bancorp is a savings and loan holding company under the Home Owners' Loan Act, as amended.  Federal law generally prohibits a savings and loan holding company, without prior approval of the Federal Reserve Board, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares of the savings institution or savings and loan holding company. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the Federal Reserve Board.

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

All savings association's subsidiaries of savings and loan holding companies are required to meet a qualified thrift lender, or QTL, test to avoid certain restrictions on their operations. If the subsidiary savings institution fails to meet the QTL, as discussed below, then the savings and loan holding company must register with the Federal Reserve Board as a bank holding company, unless the savings institution requalifies as a QTL within one year thereafter.

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

Volcker Rule Regulations

Regulations adopted by the federal banking agencies to implement the provisions of the Dodd Frank Act, commonly referred to as the Volcker Rule became effective on April 1, 2014 with full compliance being phased in over a period ending on July 21, 2015. The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. Home Federal Bancorp is currently reviewing its investment portfolio to ensure compliance as the various provisions of the Volcker Rule regulations become effective.

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

The Federal Deposit Insurance Corporation's risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. To implement the 2010 Legislation, the Federal Deposit Insurance Corporation amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessments rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category.

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

The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository institution, including Home Federal Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the Federal Deposit Insurance Corporation. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the Federal Deposit Insurance Corporation. Management is aware of no existing circumstances which would result in termination of Home Federal Bank's deposit insurance.

Recent Regulatory Capital Regulations

In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully-phased in on a global basis on January 1, 2019.  The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset ("RWA") ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. Provisions of the Dodd-Frank Act generally require these capital rules to apply to savings and loan holding companies and their savings association subsidiaries. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks, such as Home Federal Bank, a common equity Tier 1 capital ratio of 4.5% became effective on January 1, 2015.  The new capital rules also increased the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures.  The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

Under the 2010 legislation, savings and loan holding companies became subject to statutory capital requirements which were implemented by certain of the new capital regulations described above that became effective on January 1, 2015.  However, legislation enacted in late 2014 exempts certain small savings and loan holding companies like Home Federal Bancorp from those requirements provided that they meet certain conditions.  Regulations were recently promulgated to implement the exemption.

Regulatory Capital Requirements.  Federally insured savings institutions are required to maintain minimum levels of regulatory capital. Current Office of the Comptroller of the Currency capital standards require savings institutions to satisfy a tangible capital requirement, a common equity Tier 1 capital requirement, a leverage capital requirement and a risk-based capital requirement. The tangible capital must equal at least 1.5% of adjusted total assets. The common equity Tier 1 capital component generally consists of retained earnings and common stock instruments and must equal at least 4.5% of risk-weighted assets. Leverage capital, also known as "core" capital, must equal at least 3.0% of adjusted total assets for the most highly rated savings associations. An additional cushion of at least 100 basis points is required for all other savings associations, which effectively increases their minimum Tier 1 leverage ratio to 4.0% or more. Under the Office of the Comptroller of the Currency's regulation, the most highly-rated banks are those that the Office of the Comptroller of the Currency determines are strong associations that are not anticipating or experiencing significant growth and have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. Under the risk-based capital requested, "total" capital (a combination of core and "supplementary" capital) must equal at least 8.0% of "risk-weighted" assets. The Office of the Comptroller of the Currency also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Core capital generally consists of common stockholders' equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. Home Federal Bank had no intangible assets at June 30, 2015. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect Home Federal Bank's regulatory capital.

In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights range from 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government to 100% for loans (other than qualifying residential loans weighted at 80%) and repossessed assets.

Savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of capital, as defined by generally accepted accounting principles.

At June 30, 2015, Home Federal Bank exceeded all of its regulatory capital requirements, with tangible, common equity Tier 1, core and risk-based capital ratios of 11.81%, 17.90%, 11.81% and 18.85%, respectively.

Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the Office of the Comptroller of the Currency or the Federal Deposit Insurance Corporation. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The Office of the Comptroller of the Currency's capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

Prompt Corrective Action.  The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations.

	Total Risk-	Tier 1 Risk-	Common	Tier 1
	Based	Based	Equity Tier 1	Leverage
Capital Category	Capital	Capital	Capital	Capital
Well capitalized	10% or more	8% or more	6.5% or more	5% or more
Adequately capitalized	8% or more	6% or more	4.5% or more	4% or more
Undercapitalized	Less than 8%	Less than 6%	Less than 4.5%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 4%	Less than 3%	Less than 3%

In addition, an institution is "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized).

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

At June 30, 2015, Home Federal Bank was deemed a well-capitalized institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

Capital Distributions.  Office of the Comptroller of the Currency regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for Office of the Comptroller of the Currency approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Office of the Comptroller of the Currency-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions must still file a notice with the Office of the Comptroller of the Currency at least 30 days before the board of directors declares a dividend or approves a capital distribution if either (1) the institution would not be well-capitalized following the distribution; (2) the proposed distribution would reduce the amount or retire any part of our common or preferred stock or retire any part of a debt instrument included in our regulatory capital, or (3) the savings institution is a subsidiary of a savings and loan holding company and the proposed capital distribution is not a cash dividend.  If a savings institution, such as Home Federal Bank, that is the subsidiary of a savings and loan holding company, has filed a notice with the Federal Reserve Board for a cash dividend and is not required to file an application or notice with the Office of the Comptroller of the Currency for any of the reasons described above, then the savings institution is only required to provide an informational copy to the Office of the Comptroller of the notice filed with the Federal Reserve Board, at the same time that it is filed with the Federal Reserve Board.

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

Qualified Thrift Lender Test.  All savings institution subsidiaries of savings and loan holding companies are required to meet a qualified thrift lender, or QTL, test to avoid certain restrictions on their operations. A savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in the Internal Revenue Code or meeting the Office of the Comptroller of the Currency QTL test. Currently, the Office of the Comptroller of the Currency QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. To be a qualified thrift lender under the IRS test, the savings institution must meet a "business operations test" and a "60 percent assets test," each defined in the Internal Revenue Code.

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

Any company that controls a savings institution that is not a qualified thrift lender must register as a bank holding company within one year of the savings institution's failure to meet the QTL test. Three years from the date a savings association should have become or ceases to be a QTL, the institution must dispose of any investment or not engage in any activity unless the investment or activity is allowed for both a national bank and a savings association. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, a savings institution not in compliance with the QTL test is also subject to an enforcement action for violation of the Home Owners' Loan Act, as amended.

At June 30, 2015, Home Federal Bank believes that it meets the requirements of the QTL test.

Community Reinvestment Act.  All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution's failure to comply with the provisions of the Community Reinvestment Act could result in restrictions on its activities. Home Federal Bank received a "satisfactory" Community Reinvestment Act rating in its most recently completed examination.

Limitations on Transactions with Affiliates.  Transactions between a savings association and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners' Loan Act. An affiliate of a savings association is any company or entity which controls the savings association or that is controlled by a company that controls the savings association. In a holding company context, the holding company of a savings association (such as Home Federal Bancorp) and any companies which are controlled by such holding company are affiliates of the savings association. Generally, Section 23A limits the extent to which the savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to "covered transactions" as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings association as those provided to a non-affiliate. The term "covered transaction" includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a savings association to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, a savings association is prohibited from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners' Loan Act place restrictions on loans to executive officers, directors and principal shareholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association's loans to one borrower limit (generally equal to 15% of the association's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the savings association and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the savings association's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. Home Federal Bank currently is subject to Section 22(g) and (h) of the Federal Reserve Act and at June 30, 2015, was in compliance with the above restrictions.

Incentive Compensation. Guidelines adopted by the federal banking agencies pursuant to the FDIA prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.

In January 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such banks would otherwise be charged. The comment period ended in February 2010. As of June 30, 2015, a final rule has not been adopted.

In June 2010, the Federal Reserve issued comprehensive guidance on incentive compensation policies (the "Incentive Compensation Guidance") intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization's supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

The scope and content of the U.S. banking regulators' policies on incentive compensation are continuing to develop. It cannot be determined at this time whether a final rule will be adopted and whether compliance with such a final rule will adversely affect the ability of Home Federal Bancorp and Home Federal Bank to hire, retain and motivate their key employees.

Regulation of Residential Mortgage Loan Originators.  On July 28, 2010, the Federal bank regulatory authorities adopted a final rule on the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 ("S.A.F.E. Act"). Under the S.A.F.E. Act, residential mortgage loan originators employed by financial institutions, such as Home Federal Bank, must register with the Nationwide Mortgage Licensing System and Registry, obtain a unique identifier from the registry, and maintain their registration. Any residential mortgage loan originator who fails to satisfy these requirements will not be permitted to originate residential mortgage loans.

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

Federal Home Loan Bank System.  Home Federal Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers a home financing credit function primarily for its members. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. The Federal Home Loan Bank of Dallas is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At June 30, 2015, Home Federal Bank had $38.4 million of Federal Home Loan Bank advances and $107.3 million available on its credit line with the Federal Home Loan Bank.

As a member, Home Federal Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to 0.06% of its total assets. At June 30, 2015, Home Federal Bank had $1.8 million in Federal Home Loan Bank stock, which was in compliance with the applicable requirement.

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

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve Bank. At June 30, 2015, Home Federal Bank had met its reserve requirement.

TAXATION

Federal Taxation

General.  Home Federal Bancorp and Home Federal Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal and state income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. Home Federal Bank's tax returns have not been audited during the past five years.

Method of Accounting.  For federal income tax purposes, Home Federal Bank reports income and expenses on the accrual method of accounting and used a June 30 tax year in 2015 for filing its federal income tax return.

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

At June 30, 2015, the total federal pre-1988 reserve was approximately $3.3 million. The reserve reflects the cumulative effects of federal tax deductions by Home Federal Bank for which no federal income tax provisions have been made.

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

State and Local Taxation

Home Federal Bancorp is subject to the Louisiana Corporation Income Tax based on our Louisiana taxable income. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, "Louisiana taxable income" means net income which is earned by us within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction. In addition, Home Federal Bank is subject to the Louisiana Shares Tax which is imposed on the assessed value of a company's stock. The formula for deriving the assessed value is to calculate 15% of the sum of:

(a) 20% of our capitalized earnings, plus

(b) 80% of our taxable stockholders' equity, minus

(c) 50% of our real and personal property assessment.

Various items may also be subtracted in calculating a company's capitalized earnings.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently conduct business from our main office, two additional full-service banking offices and one agency office located in Shreveport, Louisiana and two full-service banking offices located in Bossier City, Louisiana. The following table sets forth certain information as of June 30, 2015 relating to Home Federal Bank's offices, two parcels of land for possible future branch offices and one property acquired for potential future administrative offices which is presently vacant.  During July 2015, we acquired property at 5489 North Market Street in Shreveport for a new branch location which is expected to open in the spring of 2016.

			Net Book Value	Amount of
Description/Address	Leased/Owned		of Property	Deposits
	(In thousands)
Building/ATM (Main Office)
624 Market Street, Shreveport, LA	Owned		$1,087	$95,532
Building/ATM
6363 Youree Dr., Shreveport, LA	Owned	(1)	229	106,849
Building/ATM
9300 Mansfield Rd., Suite 101, Shreveport, LA	Leased		76	41,804
Building/ATM
2555 Viking Drive, Bossier City, LA	Owned		2,481	31,658
Building/ATM
7964 E. Texas Street, Bossier City, LA	Owned		1,921	10,395
Building (Agency Office)
222 Florida Street, Shreveport, LA	Owned		1,697	--
Building (2)
614 Market Street, Shreveport, LA	Owned		406	--
Lots 1-5, Block 1
Highway 171 South, Stonewall, LA	Owned		657	--
Land
901 Pierremont Road, Shreveport, LA	Owned		1,073	--
 _______________
(1)	The building is owned but the land is subject to an operating lease which was renewed effective December 1, 2008 for a ten-year period.
(2)                 The building is vacant and available to serve as potential future administrative offices.

Item 3. Legal Proceedings

Home Federal Bancorp and Home Federal Bank are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)            Home Federal Bancorp's common stock is traded on the Nasdaq Capital Market under the symbol "HFBL."

Presented below is the high and low sales price information for Home Federal Bancorp's common stock and cash dividends declared for the periods indicated.

	Stock Price per Share		Cash Dividends
Quarter Ended	High	Low	per Share
Fiscal 2015:
June 30, 2015	$21.77	$19.25	$0.07
March 31, 2015	20.00	19.02	0.07
December 31, 2014	20.30	19.00	0.07
September 30, 2014	19.52	18.65	0.07

Fiscal 2014:
June 30, 2014	$19.53	$17.85	$0.06
March 31, 2014	18.10	17.14	0.06
December 31, 2013	17.80	16.70	0.06
September 30, 2013	17.68	16.97	0.06

At September 21, 2015, Home Federal Bancorp had 211 shareholders of record.

The information for all equity based and individual compensation arrangements is incorporated by reference from Item 11 hereof.

(b)            Not applicable.

(c)            Purchases of Equity Securities.

The Company's repurchases of its common stock made during the quarter ended June 30, 2015 are set forth in the table below, including stock-for-stock option exercises and shares delivered by "attestation" for the exercise of outstanding stock options.

				Maximum
			Total Number of	Number of Shares
		Average	Shares Purchased	That May Yet Be
	Total Number	Price	as Part of Publicity	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs (a)
April 1, 2015 – April 30, 2015	20,293	$19.55	18,550	76,805
May 1, 2015 – May 31, 2015	--	--	--	76,805
June 1, 2015 – June 30, 2015	13,900	19.91	13,900	62,905
Total	34,193	$19.70	32,450	62,905
____________________________
Notes to this table:
(a)   On February 11, 2015, the Company announced by press release a repurchase program to repurchase up to 108,000 shares or approximately 5.0% of the Company's outstanding shares of common stock. The repurchase program does not have an expiration date.

Item 6. Selected Financial Data

Set forth below is selected consolidated financial and other data of Home Federal Bancorp. The information at or for the years ended June 30, 2015 and 2014  is derived in part from the audited financial statements that appear in this Form 10-K. The information at or for the years ended June 30, 2013, 2012 and 2011, is also derived from audited financial statements that do not appear in this Form 10-K.

	At June 30,
	2015	2014	2013	2012	2011
			(In thousands)
Selected Financial and Other Data:
Total assets	$369,833	$329,529	$277,155	$296,183	$233,320
Cash and cash equivalents	21,166	13,633	3,685	34,863	9,599
Securities available for sale	44,885	48,434	47,961	68,426	75,039
Securities held to maturity	2,010	1,765	1,465	1,381	5,725
Loans held-for-sale	14,203	9,375	3,464	11,157	6,653
Loans receivable, net	268,427	239,563	206,079	168,263	125,371
Deposits	286,238	272,295	211,922	221,436	153,616
Federal Home Loan Bank advances	38,411	12,897	21,662	23,469	26,891
Total Stockholders' equity	43,386	42,779	41,982	49,888	51,183

	As of or for the Year Ended June 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share amounts)
Selected Operating Data:
Total interest income	$14,772	$13,173	$13,154	$12,722	$10,297
Total interest expense	2,481	2,336	2,579	3,050	3,186
Net interest income	12,291	10,837	10,575	9,672	7,111
Provision for loan losses	300	168	558	856	353
Net interest income after provision for loan losses	11,991	10,669	10,017	8,816	6,758
Total non-interest income	2,961	2,340	3,424	3,324	2,630
Total non-interest expense	9,936	8,933	8,683	8,170	6,512
Income before income tax expense	5,016	4,076	4,758	3,970	2,876
Income tax expense (benefit)	1,661	1,332	1,628	1,127	938
Net income	$3,355	$2,744	$3,130	$2,843	$1,938
Earnings per share of common stock:
Basic	$1.70	$1.33	$1.34	$1.02	$0.67
Diluted	$1.65	$1.29	$1.31	$1.01	$0.67

Selected Operating Ratios(1):
Average yield on interest-earning assets	4.52%	4.76%	5.05%	5.26%	5.22%
Average rate on interest-bearing liabilities	0.94	1.07	1.25	1.64	2.13
Average interest rate spread(2)	3.58	3.69	3.80	3.62	3.09
Net interest margin(2)	3.76	3.92	4.06	4.00	3.60
Average interest-earning assets to average interest-bearing liabilities	124.33	126.91	126.77	130.09	131.85
Net interest income after provision for loan losses to non-interest expense	120.68	119.43	115.36	107.91	103.78
Total non-interest expense to average assets	2.84	3.01	3.14	3.19	3.13
Efficiency ratio(3)	65.14	67.79	62.03	62.87	66.85
Return on average assets	0.96	0.92	1.13	1.11	0.93
Return on average equity	7.45	6.22	6.86	5.62	4.47
Average equity to average assets	12.86	14.84	16.48	19.76	20.86
Dividend payout ratio	18.26	20.08	20.19	25.57	26.37

(Footnotes on following page)

	As of or for the Year Ended June 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share amounts)
Selected Quality Ratios(4):
Non-performing loans as a percent of total loans receivable	0.03%	0.07%	0.31%	0.01%	0.09%
Non-performing assets as a percent of total assets	0.03	0.05	0.23	*	0.05
Allowance for loan losses as a percent of total loans receivable	0.93	0.99	1.07	1.00	0.67
Net charge-offs to average loans receivable	0.07	0.01	0.01	--	--
Allowance for loan losses as a percent of non-performing loans	3,143.75	1,254.45	345.15	12,128.57	738.60
Bank Capital Ratios(4):
Tangible capital ratio	11.81%	12.74%	15.16%	14.83%	18.18%
Core capital ratio	11.81	12.74	15.16	14.83	18.18
Total capital ratio	18.85	21.35	25.48	28.99	35.17

Other Data:
Full service offices (branch and agency)	6	5	5	5	5
Employees (full-time)	58	46	47	39	41
__________________
*	Not meaningful.
(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Our profitability depends primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, investment securities and interest-earning deposits in other institutions, and interest expense on interest-bearing deposits and borrowings from the Federal Home Loan Bank of Dallas. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. Our profitability also depends, to a lesser extent, on non-interest income, provision for loan losses, non-interest expenses and federal income taxes. Home Federal Bancorp, Inc. of Louisiana had net income of $3.4 million in fiscal 2015 compared to net income of $2.7 million in fiscal 2014.

Our business consists primarily of originating single-family real estate loans secured by property in our market area and to a lesser extent, commercial real estate loans, commercial business loans and real estate secured lines of credit which typically have higher rates and shorter terms than single-family loans. Although our loans are primarily funded by certificates of deposit, which typically have a higher interest rate than passbook accounts, it is our policy to require commercial customers to have a deposit relationship with us, which primarily consist of NOW accounts.  Due to the continued low interest rate environment, we have sold a substantial amount of our fixed rate single-family residential loan originations in recent periods. We have also sold investment securities available-for-sale to realize gains in the portfolio. Because of a decrease in our average rate of return and volume increase of interest earning assets, our net interest margin decreased from 3.92% to 3.76% during fiscal 2015 compared to 2014 and our net interest income increased to $12.3 million for fiscal 2015 as compared to $10.8 million for fiscal 2014. We expect to continue to emphasize consumer and commercial lending in the future in order to improve the yield on our portfolio. Since 2009, we have offered security brokerage and advisory services at our agency office through Tipton Wealth Management.

Home Federal Bancorp's operations and profitability are subject to changes in interest rates, applicable statutes and regulations and general economic conditions, as well as other factors beyond our control.

Business Strategy

Our business strategy is focused on operating a growing and profitable community-oriented financial institution. Our current business strategy includes:

●
Continuing to Grow and Diversify Our Loan Portfolio. We intend to grow and continue to diversify of loan portfolio by, among other things, emphasizing the origination of commercial real estate and business loans.  At June 30, 2015, our commercial real estate loans amounted to $62.1 million, or 22.9% of the total loan portfolio. Our commercial business loans amounted to $28.0 million, or 10.3% of the total loan portfolio. Commercial real estate, commercial business, construction and development and consumer loans all typically have higher yields and are more interest sensitive than long-term single-family residential mortgage loans.

●
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

●
Managing Our Expenses.  We have incurred significant additional expenses related to personnel and infrastructure in recent periods as we implemented our business strategy. Our total non-interest expense increased $1.0 million, or 11.2%, in fiscal 2015 compared to 2014. Our efficiency ratio for 2015 was 65.1% compared to 67.8% for fiscal 2014.

●
Enhancing Core Earnings.  We expect to continue to emphasize commercial real estate and business loans which generally bear interest rates higher than residential real estate loans and sell a substantial part of our fixed rate residential mortgage loan originations.

●
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

●
Maintain Our Asset Quality.  At June 30, 2015, our non-performing assets totaled $120,000, or 0.03% of total assets. We had one property acquired through foreclosure with a carrying value of $40,000 and no troubled debt restructurings at June 30, 2015. We intend to continue to stress maintaining high asset quality even as we continue to grow our institution and diversity our loan portfolio.

●
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

Allowance for Loan Losses.  We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. The allowance for loan losses represents management's estimate for probable losses that are inherent in our loan portfolio but which have not yet been realized as of the date of our consolidated balance sheet. It is established through a provision for loan losses charged to earnings. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will cover known and inherent losses in the loan portfolio, based on evaluations of the collectability of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impacted loans, value of collateral, estimated losses on our commercial and residential loan portfolios and general amounts for historical loss experience. All of these estimates may be susceptible to significant changes as more information becomes available.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. Historically, our estimates of the allowance for loan loss have not required significant adjustments from management's initial estimates. In addition, the Office of the Comptroller of the Currency as an integral part of their examination processes, periodically reviews our allowance for loan losses. The Office of the Comptroller of the Currency may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management's estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

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

Changes in Financial Condition

Home Federal Bancorp's total assets increased $40.3 million, or 12.2%, to $369.8 million at June 30, 2015 compared to $329.5 million at June 30, 2014. This increase was primarily due to increases in net loans receivable of $28.9 million, cash and cash equivalents of $7.5 million, loans held-for-sale of $4.8 million, premises and equipment of $1.7 million and cash surrender value of bank owned life insurance of $162,000.  These increases were partially offset by a decrease of $3.3 million in investment securities.

Loans receivable, net increased $28.9 million, or 12.0%, from $239.6 million at June 30, 2014 to $268.4 million at June 30, 2015. The increase in loans receivable, net was attributable primarily to increases in one-to four-family residential loans of $13.8 million, equity lines of credit of $7.2 million, commercial real estate loans of $5.8 million, commercial business loans of $2.3 million, and construction loans of $5.1 million, partially offset by a decrease of $5.1 million in multi-family residential loans at June 30, 2015, compared to the prior year period. At June 30, 2015, the balance of purchased loans approximated $7.9 million, which consisted solely of one-to-four family residential loans purchased from a mortgage originator headquartered in Arkansas. We have not purchased any loans since fiscal 2008.

In recent periods we diversified the loan products we offer and increased our efforts to originate higher yielding commercial real estate loans and lines of credit and commercial business loans which were deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans. As of June 30, 2015, Home Federal Bank had $62.1 million of commercial real estate loans and $28.0 million of commercial business loans. Although commercial loans are generally considered to have greater credit risk than other certain types of loans, we attempt to mitigate such risk by originating such loans in our market area to known borrowers.

Securities available-for-sale decreased $3.5 million, or 7.3%, from $48.4 million at June 30, 2014 to $44.9 million at June 30, 2015. This decrease resulted primarily from the sale of securities and normal principal pay downs partially offset by new investment acquisitions of $9.8 million.  In recent years, there have been significant loan prepayments due to the heavy volume of loan refinancing, however, the rate of prepayments began to slow in fiscal 2015. With interest rates at historical lows, management is reluctant to invest in long-term, fixed rate mortgage loans for the portfolio and instead sells the majority of the long-term, fixed rate mortgage loan production.

Cash and cash equivalents increased $7.5 million, or 55.3%, from $13.6 million at June 30, 2014 to $21.2 million at June 30, 2015. The net increase in cash and cash equivalents was attributable to a $6.8 million increase in federal funds sold.

Total liabilities increased $39.7 million, or 13.8%, from $286.8 million at June 30, 2014 to $326.4 million at June 30, 2015 due primarily to an increase of $13.9 million, or 5.1%, in deposits and an increase in advances from the Federal Home Loan Bank of $25.5 million, or 197.8%.  The increase in deposits was primarily due to a $25.6 million, or 21.2% increase in certificates of deposit from $120.4 million at June 30, 2014 to $146.0 million at June 30, 2015. Non-interest bearing deposit accounts increased $1.6 million from $43.4 million at June 30, 2014 to $45.0 million at June 30, 2015, savings accounts increased $6.3 million from $12.2 million at June 30, 2014 to $18.4 million at June 30, 2015 and NOW accounts increased $7.2 million from $24.0 million at June 30, 2014 to $31.2 million at June 30, 2015.  These increases were partially offset by a decrease of $26.6 million, or 36.9%, in money market deposits from $72.2 million at June 30, 2014 to $45.6 million at June 30, 2015.  The decrease in money market deposits was primarily due to a transitory deposit in the fourth quarter of fiscal 2014 which had a balance of approximately $30.6 million at June 30, 2014. This deposit was short-term in nature and had been fully withdrawn as of September 30, 2014. At June 30, 2015 and 2014, we held $12.7 million in brokered certificates of deposit.

Shareholders' equity increased $607,000 or 1.4%, to $43.4 million at June 30, 2015 from $42.8 million at June 30, 2014. The primary reasons for the increase in shareholders' equity from June 30, 2014, were net income of $3.4 million, proceeds from the issuance of common stock from the exercise of stock options of $235,000, and the vesting of restricted stock awards, stock options and the release of employee stock ownership plan shares totaling $679,000. These increases were partially offset by dividends paid of $613,000 and the acquisition of Company stock in the amount of $3.0 million and a decrease in the Company's accumulated other comprehensive income of $72,000. The change in accumulated other comprehensive income was primarily due to the change in net unrealized gain or loss on securities available for sale. The net unrealized gain or loss on securities available-for-sale is affected by interest rate fluctuations. Generally, an increase in interest rates will have an adverse impact while a decrease in interest rates will have a positive impact.

Average Balances, Net Interest Income Yields Earned and Rates Paid.  The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	June 30,
	2015			2014
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$51,965	$996	1.92%	$47,150	$999	2.12%
Loans receivable(1)	269,408	13,762	5.11	224,463	12,161	5.42
Interest-earning deposits	5,585	14	0.26	4,996	13	0.25
Total interest-earning assets	326,958	14,772	4.52%	276,609	13,173	4.76%
Non-interest-earning assets	23,262			20,648
Total assets	$350,220			$297,257
Interest-bearing liabilities:
Savings accounts	14,762	34	0.23%	11,221	23	0.20%
NOW accounts	29,821	228	0.76	26,544	240	0.90
Money market accounts	43,770	141	0.32	45,637	150	0.33
Certificate accounts	133,605	1,831	1.37	114,496	1,745	1.52
Total deposits	221,958	2,234	1.01	197,898	2,158	1.09
FHLB advances and other borrowings	40,923	247	0.60	20,066	178	0.90
Total interest-bearing liabilities	262,881	2,481	0.94%	217,964	2,336	1.07%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	40,428			33,776
Other liabilities	1,879			1,418
Total liabilities	305,188			253,158
Total stockholders' equity(2)	45,032			44,099

Total liabilities and equity	$350,220			$297,257

Net interest-earning assets	$64,077			$58,645

Net interest income; average interest rate spread(3)		$12,291	3.58%		$10,837	3.69%

Net interest margin(4)			3.76%			3.92%

Average interest-earning assets to average interest-bearing liabilities			124.37%			126.91%

__________________
(1)	Includes loans held for sale.
(2)	Includes retained earnings and accumulated other comprehensive loss.
(3)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by net average interest-earning assets.

Rate/Volume Analysis.  The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected Home Federal Bancorp's interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by current year volume), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	2015 vs. 2014			2014 vs. 2013
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
		(In thousands)
Interest income:
Investment securities	$(104)	$102	$(2)	$(323)	$(307)	$(630)
Loans receivable, net	(836)	2,435	1,599	(903)	1,551	648
Interest-earning deposits	1	1	2	--	1	1

Total interest-earning assets	(939)	2,538	1,599	(1,226)	1,245	19

Interest expense:
Savings accounts	4	7	11	(7)	9	2
NOW accounts	(42)	29	(13)	8	50	58
Money market accounts	(4)	(6)	(10)	(39)	21	(18)
Certificate accounts	(199)	290	91	(222)	94	(128)

Total deposits	(241)	320	79	(260)	174	(86)
FHLB advances and other borrowings	(122)	188	66	(66)	(91)	(157)
Total interest-bearing liabilities	(363)	508	145	(326)	83	(243)

Increase (Decrease) in net interest income	$(576)	$2,030	$1,454	$(900)	$1,162	$262

Comparison of Operating Results for the Years Ended June 30, 2015 and 2014

General.  Net income amounted to $3.4 million for the year ended June 30, 2015, reflecting an increase of $611,000 compared to net income of $2.7 million for the year ended June 30, 2014. This increase was due to a $1.5 million increase net interest income and a $621,000 increase in non-interest income, partially offset by an increase of $1.0 million in non-interest expense, an increase of $329,000 in the provision for income taxes, and a $132,000 increase in the provision for loan losses.

Net Interest Income.  Net interest income amounted to $12.3 million for fiscal year 2015, an increase of $1.5 million, or 13.4%, compared to $10.8 million for fiscal year 2014. The increase was due primarily to an increase of $1.6 million in total interest income partially offset by a $145,000 increase in interest expense.

The average interest rate spread decreased from 3.69% for fiscal 2014 to 3.58% for fiscal 2015 while the average balance of interest-earning assets increased from $276.6 million to $327.0 million during the same periods. The percentage of average interest-earning assets to average interest-bearing liabilities decreased slightly to 124.37% for fiscal 2015 compared to 126.91% for fiscal 2014. The decrease in the average interest rate spread reflects the 24 basis point decline in average yield on interest earning assets which is offset by a 13 basis point decrease in average cost of funds in fiscal 2015 compared to fiscal 2014. Lower certificate of deposit interest rates in our market area led to a decrease in the average rates paid on certificates of deposit 15 basis points in fiscal 2015 compared to fiscal 2014. Net interest margin decreased to 3.76% in fiscal 2015 compared to 3.92% for fiscal 2014.

Interest income increased $1.6 million, or 12.1%, to $14.8 million for fiscal 2015 compared to $13.2 million for fiscal 2014 primarily due to an increase in interest income from loans of $1.6 million for fiscal 2015 compared to 2014.  The aggregate interest income from investments and other interest earning assets decreased $2,000 for the same period. A decrease in average yields on interest earning assets primarily resulted from the decrease in the average yields on loans and investment securities during the period. The increase in the average balance of loans receivable was primarily due to new loans originated by our commercial lending activities.  The average yield of the loan portfolio decreased 31 basis points during fiscal 2015.

Interest expense increased $145,000, or 6.2%, to $2.5 million for fiscal 2015 compared to $2.3 million for fiscal 2014 primarily as a result of increases in the average balance of interest-bearing deposits, partially offset by a decrease in the overall average rate paid on interest-bearing liabilities.  Interest paid on deposits and borrowings both increased during fiscal 2015.

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

An allowance is also established for uncollectible interest on loans classified as substandard. The allowance is established by a charge to interest income equal to all interest previously accrued and income is subsequently recognized only to the extent that cash payments are received. When, in management's judgment, the borrower's ability to make interest and principal payments is back to normal, the loan is returned to accrual status.

A provision of $300,000 was made to the allowance during fiscal 2015, compared to a provision of $168,000 in fiscal 2014. We had two loans classified as substandard at June 30, 2015, compared to none at June 30, 2014. The Company had one single-family residential loan classified as doubtful in the amount of $151,000 at June 30, 2014 and one line of credit classified as doubtful in the amount of $27,000 at June 30, 2014.  There were no loans classified as doubtful at June 30, 2015.

Non-Interest Income.  Non-interest income amounted to $3.0 million for the year ended June 30, 2015, an increase of $621,000, or 26.5%, compared to non-interest income of $2.3 million for the year ended June 30, 2014. The increase was primarily due to a $642,000 increase in gain on sale loans.

Non-Interest Expense.  Non-interest expense increased $1.0 million, or 11.2%, in fiscal 2015, largely due to increases in compensation and benefits of $642,000, occupancy expenses of $189,000, data processing expense of $51,000, loan and collection expense of $200,000, other non-interest expenses of $36,000, audit and examination fees of $16,000 and deposit insurance premiums of $12,000.  Non-interest expense increases were partially offset by decreases of $37,000 in legal fees, $83,000 in franchise and bank share taxes, and $23,000 in advertising expense.

Provision for Income Tax Expense.  The provision for income taxes amounted to $1.7 million and $1.3 million for the fiscal years ended June 30, 2015 and 2014, respectively. Our effective tax rate was 33.1% for fiscal 2015 and 32.7% for fiscal 2014.

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

Although long-term, fixed-rate mortgage loans made up a significant portion of our interest-earning assets at June 30, 2015, we sold a substantial amount of our one- to four-family residential loans we originated and maintained a significant portfolio of available-for-sale securities during the past few years in order to better position the Company for a rising interest rate environment in the long term.  At June 30, 2015 and 2014, securities available-for-sale amounted to $44.9 million and $48.4 million, respectively, or 12.1 % and 14.7%, respectively, of total assets at such dates.

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

Net Portfolio Value.  Our interest rate sensitivity is monitored by management through the use of a model which internally generates estimates of the change in our net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of June 30, 2015:

Change in Interest Rates in	Net Portfolio Value			NPV as % of Portfolio Value of Assets
Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
300	$52,529	$6,626	14.43%	15.06%	2.45%
200	50,457	4,554	9.92	14.27	1.66
100	48,598	2,695	5.87	13.54	0.93
Static	45,903	--	--	12.61	--
(100)	42,016	(3,887)	(8.47)	11.45	(1.16)
(200)	36,808	(9,095)	(19.81)	9.97	(2.64)

Qualitative Analysis.  Our ability to maintain a positive "spread" between the interest earned on assets and the interest paid on deposits and borrowings is affected by changes in interest rates. Our fixed-rate loans generally are profitable if interest rates are stable or declining since these loans have yields that exceed our cost of funds. If interest rates increase, however, we would have to pay more on our deposits and new borrowings, which would adversely affect our interest rate spread. In order to counter the potential effects of dramatic increases in market rates of interest, we have underwritten our mortgage loans to allow for their sale in the secondary market. Total loan originations amounted to $272.6 million for fiscal 2015 and $247.0 million for fiscal 2014, while loans sold amounted to $86.8 million and $83.6 million during the same respective periods. We have invested excess funds from loan payments and prepayments and loan sales in investment securities classified as available-for-sale. As a result, Home Federal Bancorp is not as susceptible to rising interest rates as it would be if its interest-earning assets were primarily comprised of long-term fixed rate mortgage loans. With respect to its floating or adjustable rate loans, Home Federal Bancorp writes interest rate floors and caps into such loan documents. Interest rate floors limit our interest rate risk by limiting potential decreases in the interest yield on an adjustable rate loan to a certain level. As a result, we receive a minimum yield even if rates decline farther and the interest rate on the particular loan would otherwise adjust to a lower amount. Conversely, interest rate ceilings limit the amount by which the yield on an adjustable rate loan may increase to no more than six percentage points over the rate at the time of origination. Finally, we intend to place a greater emphasis on shorter-term consumer loans and commercial business loans in the future.

Liquidity and Capital Resources

Home Federal Bancorp maintains levels of liquid assets deemed adequate by management. Our liquidity ratio averaged 22.75% for the quarter ended June 30, 2015. We adjust our liquidity levels to fund deposit outflows, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Our deposit accounts with the Federal Home Loan Bank of Dallas amounted to $205,000 and $192,000 at June 30, 2015 and 2014, respectively.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents. Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts. If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Dallas which provide an additional source of funds. At June 30, 2015, we had $38.4 million in advances from the Federal Home Loan Bank of Dallas and had $107.3 million in additional borrowing capacity.  Additionally, at June 30, 2015, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $15.1 million. There were no amounts purchased under this agreement as of June 30, 2015.

At June 30, 2015, the Company had outstanding loan commitments of $29.0 million to originate loans. At June 30, 2015, certificates of deposit scheduled to mature in less than one year, totaled $66.0 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal, in a rising interest rate environment. We intend to utilize our high levels of liquidity to fund our lending activities. If additional funds are required to fund lending activities, we intend to sell our securities classified as available-for-sale as needed.

At June 30, 2015, Home Federal Bank exceeded each of its capital requirements with tangible equity, common equity Tier 1, core and risk-based capital ratios of 11.81%, 17.90%, 11.81% and 18.85%, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules, and have not had any such arrangements during the two years ended June 30, 2015. See Notes 9 and 14 to the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Impact of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein regarding Home Federal Bancorp have been prepared in accordance with accounting principles generally accepted in the United States of America which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on Home Federal Bancorp's performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder).  Forward-looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Home Federal Bancorp and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward-looking statements may be identified by the use of such words as: "believe", "expect", "anticipate", "intend", "plan", "estimate", or words of similar meaning, or future or conditional terms such as "will", "would", "should", "could", "may", "likely", "probably", or "possibly." Forward-looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumption, many of which are difficult to predict and generally are beyond the control of Home Federal Bancorp and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward-looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Home Federal Bancorp is or will be doing business, being less favorable than expected;(6) political and social unrest, including acts of war or terrorism; or (7) legislation or changes in regulatory requirements adversely affecting the business in which Home Federal Bancorp will be engaged. Home Federal Bancorp undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     Not applicable.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Home Federal Bancorp, Inc.
   of Louisiana and Subsidiary
Shreveport, Louisiana

We have audited the accompanying consolidated balance sheets of Home Federal Bancorp, Inc. of Louisiana (the Company) and its wholly-owned subsidiary Home Federal Bank (the Bank) as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home Federal Bancorp, Inc. of Louisiana and Subsidiary as of June 30, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

A Professional Accounting Corporation

Metairie, LA
September 9, 2015

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Balance Sheets
June 30, 2015 and 2014

	June 30,
	2015	2014
	(In Thousands)
ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $16,105 and $9,317 for 2015 and 2014, Respectively)	$21,166	$13,633
Securities Available-for-Sale	44,885	48,434
Securities Held-to-Maturity (fair value of $2,010 and $1,765, respectively)	2,010	1,765
Loans Held-for-Sale	14,203	9,375
Loans Receivable, Net of Allowance for Loan Losses of $2,515 and $2,396 for 2015 and 2014, Respectively	268,427	239,563
Accrued Interest Receivable	927	965
Premises and Equipment, Net	10,188	8,454
Bank Owned Life Insurance	6,365	6,203
Deferred Tax Asset	824	723
Other Real Estate Owned	40	--
Other Assets	798	414

Total Assets	$369,833	$329,529

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	286,238	$272,295
Advances from Borrowers for Taxes and Insurance	578	428
Advances from Federal Home Loan Bank of Dallas	38,411	12,897
Other Accrued Expenses and Liabilities	1,220	1,130
Total Liabilities	326,447	286,750

STOCKHOLDERS' EQUITY
Preferred Stock – $.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	--	--
Common Stock –$.01 Par Value; 40,000,000 Shares Authorized; 2,109,606 Shares Issued and Outstanding at June 30, 2015; 3,062,386 Shares Issued and 2,241,967 Shares Outstanding at June 30, 2014	25	34
Additional Paid-in Capital	33,375	32,853
Treasury Stock, at Cost – none at June 30, 2015 and 820,419 Shares at June 30, 2014	--	(15,698)
Unearned ESOP Stock	(1,445)	(1,561)
Unearned RRP Trust Stock	(333)	(609)
Retained Earnings	11,664	27,588
Accumulated Other Comprehensive Income	100	172

Total Stockholders' Equity	43,386	42,779

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$369,833	$329,529

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Operations
For the Years Ended June 30, 2015 and 2014

	For the Years Ended June 30,
	2015	2014
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, Including Fees	$13,762	$12,161
Mortgage-Backed Securities	989	994
Investment Securities	7	5
Other Interest-Earning Assets	14	13

Total Interest Income	14,772	13,173

INTEREST EXPENSE
Deposits	2,234	2,158
Federal Home Loan Bank Borrowings	244	164
Other Borrowings	3	14

Total Interest Expense	2,481	2,336
Net Interest Income	12,291	10,837

PROVISION FOR LOAN LOSSES	300	168

Net Interest Income after Provision for Loan Losses	11,991	10,669

NON-INTEREST INCOME
Gain on sale of real estate	--	129
Gain on Sale of Loans	2,278	1,636
Gain on Sale of Securities	10	35
Income on Bank Owned Life Insurance	163	173
Service Charges on Deposit Accounts	456	333
Other Income	54	34

Total Non-Interest Income	2,961	2,340

NON-INTEREST EXPENSE
Compensation and Benefits	6,261	5,619
Occupancy and Equipment	1,050	861
Franchise and Bank Shares Tax	265	348
Advertising	249	272
Data Processing	527	476
Audit and Examination Fees	216	200
Legal Fees	330	367
Loan and Collection Expense	332	132
Deposit Insurance Premiums	164	152
Other Expenses	542	506

Total Non-Interest Expense	9,936	8,933

Income Before Income Taxes	5,016	4,076

PROVISION FOR INCOME TAX EXPENSE	1,661	1,332

Net Income	$3,355	$2,744
EARNINGS PER SHARE:
Basic	$1.70	$1.33
Diluted	$1.65	$1.29

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
For the Years Ended June 30, 2015 and 2014

	For the Years Ended June 30,
	2015	2014
	(In Thousands)

Net Income	$3,355	$2,744

Other Comprehensive (Loss) Income , Net of Tax
Unrealized Holding (Loss) Gain Arising During the Period	(35)	138
Reclassification Adjustment for Gains Included in Net Income	(37)	(10)

Total Other Comprehensive (Loss) Income	(72)	128

Total Comprehensive Income	$3,283	$2,872

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended June 30, 2015 and 2014

	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
			(In Thousands)
BALANCE – June 30, 2013	$32	$32,218	$(13,168)	$(1,676)	$(863)	$25,395	$44	$41,982

ESOP Compensation Earned	--	90	--	115	--	--	--	205
Stock Options Exercised	2	383	--	--	--	--	--	385
Distribution of RRP Trust Stock	--	--	--	--	254	--	--	254
Dividends Paid	--	--	--	--	--	(551)	--	(551)
Stock Options Vested	--	162	--	--	--	--	--	162
Company Stock Purchased	--	--	(2,530)	--	--	--	--	(2,530)
Net Income	--	--	--	--	--	2,744	--	2,744
Other Comprehensive Income, Net of Applicable Deferred Income Taxes	--	--	--	--	--	--	128	128

BALANCE - June 30, 2014	$34	$32,853	$(15,698)	$(1,561)	$(609)	$27,588	$172	$42,779

ESOP Compensation Earned	--	109	--	116	--	--	--	225
Stock Options Exercised	--	235	--	--	--	--	--	235
Distribution of RRP Trust Stock	--	--	--	--	276	--	--	276
Dividends Paid	--	--	--	--	--	(613)	--	(613)
Stock Options Vested	--	178	--	--	--	--	--	178
Company Stock Purchased	--	--	(2,977)	--	--	--	--	(2,977)
Net Income	--	--	--	--	--	3,355	--	3,355
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes		--	--	--	--	--	(72)	(72)
Reclassification of Treasury Stock	(9)	--	18,675	--	--	(18,666)	--	--
BALANCE - June 30, 2015	$25	$33,375	$--	$(1,445)	$(333)	$11,664	$100	$43,386

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Years Ended June 30, 2015 and 2014

	For the Years Ended June 30,
	2015	2014
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,355	$2,744
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
Gain on Sale of Loans	(2,278)	(1,636)
Net Amortization and Accretion on Securities	67	50
Amortization of Deferred Loan Fees	(140)	(98)
Provision for Loan Losses	300	168
Depreciation of Premises and Equipment	384	303
Gain on Sale of Securities	(10)	(35)
ESOP Compensation Expense	225	205
Deferred Income Tax Benefit	(64)	(14)
Stock Option Expense	178	162
Recognition and Retention Plan Expense	235	210
Increase in Cash Surrender Value on Bank Owned Life Insurance	(163)	(173)
Gain on Sale of Real Estate	--	(129)
Changes in Assets and Liabilities:
Origination and Purchase of Loans Held-for-Sale	(91,633)	(89,490)
Sale and Principal Repayments on Loans Held-for-Sale	89,084	85,214
Accrued Interest Receivable	38	(191)
Other Operating Assets	(424)	(51)
Other Operating Liabilities	130	363

Net Cash Used in Operating Activities	(716)	(2,398)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Principal Collections, Net	(29,052)	(33,684)
Deferred Loan Fees Collected	29	131
Acquisition of Premises and Equipment	(2,117)	(2,634)
Proceeds from Sale of Real Estate	--	566
Activity in Available-for-Sale Securities:
Proceeds from Sales of Securities	1,963	13,019
Principal Payments on Mortgage-Backed Securities	11,263	9,844
Purchases	(9,843)	(23,158)
Activity in Held-to-Maturity Securities:
Redemption Proceeds	698	488
Purchases	(943)	(787)

Net Cash Used in Investing Activities	(28,002)	(36,215)

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Cash Flows (Continued)
For the Years Ended June 30, 2015 and 2014

	For the Years Ended June 30,
	2015	2014
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$13,943	$60,373
Proceeds from Advances from Federal Home Loan Bank	809,800	605,850
Repayments of Advances from Federal Home Loan Bank	(784,286)	(614,615)
Dividends Paid	(613)	(551)
Company Stock Purchased	(2,923)	(2,325)
Net Decrease in Advances from Borrowers for Taxes and Insurance	150	150
Proceeds from Other Bank Borrowings	550	300
Repayment of Other Bank Borrowings	(550)	(800)
Proceeds from Stock Options Exercised	180	179

Net Cash Provided by Financing Activities	36,251	48,561

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,533	9,948

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,633	3,685

CASH AND CASH EQUIVALENTS, END OF YEAR	$21,166	$13,633

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$2,459	$2,341
Income Taxes Paid	1,584	1,286
Market Value Adjustment for Loss on Securities
Available-for-Sale	(109)	194

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1.                  Summary of Significant Accounting Policies

Nature of Operations
On December 22, 2010, Home Federal Mutual Holding Company completed its second step conversion from the mutual holding company form of organization to the fully public stock holding company structure pursuant to a Plan of Conversion and Reorganization.  Upon completion of the conversion, Home Federal Bancorp, Inc. of Louisiana, a newly formed Louisiana chartered corporation (the Company), became the holding company for Home Federal Bank (the Bank), and Home Federal Mutual Holding Company of Louisiana and Home Federal Bancorp, Inc. of Louisiana, a federally chartered corporation, (the Mid-Tier Company) ceased to exist.  As part of the conversion, all outstanding shares of the Mid-Tier Company common stock (other than those owned by Home Federal Mutual Holding Company) were converted into the right to receive 0.9110 of a share of the newly formed Home Federal Bancorp, Inc. of Louisiana common stock resulting in approximately 1,100,609 shares issued in the exchange and cash in lieu of fractional shares.  In addition, a total of 1,945,220 shares of common stock, par value $0.01 per share, of Home Federal Bancorp, Inc. of Louisiana were sold in subscription, community and syndicated community offerings to certain depositors and borrowers of the Bank, the Bank's Employee Stock Ownership Plan, and other investors for $10.00 per share, or $19.5 million in aggregate.  Treasury stock held was cancelled in the conversion.  The net proceeds of the offering were approximately $18.0 million, after offering expenses.

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

Significant Group Concentrations of Credit Risk
Most of the Company's activities are provided to customers of the Bank by five branch offices, three of which are located in the city of Shreveport, Louisiana and two in Bossier City, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1.                  Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents
For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, balances due from banks, and federal funds sold, all of which have an original maturity date of ninety days or less.

At June 30, 2015 and 2014, cash and cash equivalents consisted of the following:

	2015	2014
	(In Thousands)
Cash on Hand	$791	$410
Demand Deposits at Other Institutions	4,475	4,098
Federal Funds Sold	15,900	9,125

Total	$21,166	$13,633

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

The Company held no trading securities as of June 30, 2015 and 2014.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of the underlying collateral, and prevailing economic conditions.  The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Non-Direct Response Advertising
The Company expenses all advertising costs, except for direct-response advertising, as incurred.  Non-direct response advertising costs were $249,000 and $272,000 for the years ended June 30, 2015 and 2014, respectively.

In the event the Company incurs expense for material direct-response advertising, it will be amortized over the estimated benefit period.  Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits.  For the years ended June 30, 2015 and 2014, the Company did not incur any amount of direct-response advertising.

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

The components of other comprehensive income and related tax effects are as follows:

	2015	2014
	(In Thousands)

Unrealized Holding (Loss) Gain on Available-for-Sale Securities	$(99)	$209
Reclassification Adjustment for Gain Realized in Income	(10)	(15)

Net Unrealized (Loss) Gain	(109)	194
Tax Effect	37	(66)

Net-of-Tax Amount	$(72)	$128

The components of accumulated other comprehensive income, included in stockholders' equity, are as follows:

	2015	2014
	(In Thousands)

Net Unrealized Gain on Securities Available-for-Sale	$152	$261
Tax Effect	(52)	(89)

Net-of-Tax Amount	$100	$172

Stockholders' Equity
On January 1, 2015 Louisiana Business Corporation Act (the Act) became effective.  Under the provisions of the Act, there is no concept of "Treasury Shares".  Rather, shares purchased by the Company constitute authorized but unissued shares.  Under Accounting Standards Codification (ASC) 505-30, Treasury Stock, accounting for treasury stock shall conform to state law.  Accordingly, the Company's Consolidated Balance Sheet as of June 30, 2015 reflects this change.  The cost of shares purchased by the Company has been allocated to Common Stock and Retained Earnings balances.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1.                  Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. This guidance is effective for public entities for fiscal years beginning after December 15, 2013. The adoption of this guidance is not expected to have a material effect on the Company's financial statements.

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate - Collateralized Consumer Mortgage Loans upon Foreclosure. The guidance within ASU 2014-04 clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (a) the amount of foreclosed residential real estate property held by the creditor and (b) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 20 14-04 is effective for public business entities for annual periods beginning after December 15, 2014. The adoption of this guidance is not expected to have a material effect on the Company's financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606):  Revenue from Contracts with Customers.  The amendments in ASU 2014-09 supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance.  The general principle of ASU 2014-09 requires an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration of which the entity expects to be entitled in exchange for those goods or services.  The guidance sets forth a five step approach to be utilized for revenue recognition.  The amendments are effective for annual reporting periods beginning after December 15, 1016, including interim periods within that reporting period.  Management is currently assessing the impact to the Company's consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860):   Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The amendments in ASU 2014-11 require repurchase-to-maturity transactions to be recorded and accounted for as secured borrowings.   Amendments to Topic 860 also require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement, as well as additional disclosures.  The accounting amendments and disclosures are effective for interim and annual periods beginning after December 15, 2014.     The disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings are required to be presented for   annual periods beginning after December  15, 2014, and for interim periods beginning after March 15, 2015.  The adoption of this guidance is not expected to have a material effect on the Company's financial statements.

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

In August 2014, the FASB issued ASU 2014-13, Consolidation (Topic 810):  Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.  The amendments of ASU 2014-13 allow for a reporting entity that consolidates a collateralized financing entity within the scope of the guidance to elect to measure the financial assets and the financial liabilities of that collateralized financing entity using the measurement alternative.  Under the measurement alternative, the reporting entity should  measure both the financial assets and the financial liabilities of that collateralized financing entity in its consolidated financial statements using the more observable of  the  fair value of the financial assets and the fair value of the financial liabilities.   The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.   The adoption of this guidance is not expected to have a material effect on the Company's financial statements.

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

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20):   Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.   The amendments of ASU 2015-01 eliminate from Generally Accepted Accounting Principles the concept of extraordinary items.  The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2.                  Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$267	$17	$--	$284
FNMA Mortgage-Backed Certificates	27,263	605	61	27,807
GNMA Mortgage-Backed Certificates	17,203	5	414	16,794

Total Debt Securities	44,733	627	475	44,885

Total Securities Available-for-Sale	$44,733	$627	$475	$44,885

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
17,600 Shares – Federal Home Loan Bank	$1,760	$--	$--	$1,760
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,010	--	--	2,010

Total Securities Held-to-Maturity	$2,010	$--	$--	$2,010

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$311	$12	$--	$323
FNMA Mortgage-Backed Certificates	24,947	857	24	25,780
GNMA Mortgage-Backed Certificates	22,915	6	590	22,331

Total Debt Securities	48,173	875	614	48,434

Total Securities Available-for-Sale	$48,173	$875	$614	$48,434

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
15,145 Shares – Federal Home Loan Bank	$1,515	$--	$--	$1,515
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	1,765	--	--	1,765

Total Securities Held-to-Maturity	$1,765	$--	$--	$1,765

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2.                  Securities (Continued)

The amortized cost and fair value of securities by contractual maturity at June 30, 2015, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Within One Year or Less	$2	$2	$--	$--
One through Five Years	201	206	--	--
After Five through Ten Years	97	102	--	--
Over Ten Years	44,433	44,575	--	--

	44,733	44,885	--	--

Other Equity Securities	--	--	2,010	2,010

Total	$44,733	$44,885	$2,010	$2,010

For the years ended June 30, 2015 and 2014, proceeds from the sale of securities available-for-sale amounted to $2.0 million and $13.0 million, respectively.  Gross realized gains amounted to $10,000 and $35,000, respectively. There were no gross realized losses for the years ended June 30, 2015 or 2014.

Information pertaining to securities with gross unrealized losses at June 30, 2015 and 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

June 30, 2015
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Available-for-Sale

Debt Securities
Mortgage-Backed Securities	$61	$10,345	$414	$16,683
Marketable Equity Securities	--	--	--	--

Total Securities Available-for-Sale	$61	$10,345	$414	$16.683

June 30, 2014
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Available-for-Sale

Debt Securities
Mortgage-Backed Securities	$24	$1,947	$590	$22,193
Marketable Equity Securities	--	--	--	--

Total Securities Available-for-Sale	$24	$1,947	$590	$22,193

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2.                  Securities (Continued)

The unrealized losses on the Company's investment in mortgage-backed securities at June 30, 2015 and 2014 were caused by interest rate changes.  The contractual cash flows of these investments are guaranteed by agencies of the U.S. government.  Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company's investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015.

At June 30, 2015 and 2014, securities with a carrying value of $1.8 million and $10.0 million, respectively, were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $125.3 million and $123.9 million, respectively, were pledged to secure FHLB advances.

Note 3.	Loans Receivable

Loans receivable at June 30, 2015 and 2014, are summarized as follows:

	2015	2014
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One- to Four-Family Residential	$103,332	$89,545
Commercial	62,080	56,266
Multi-Family Residential	15,246	20,368
Land	19,866	19,945
Construction	17,620	12,505
Equity and Second Mortgage	2,460	2,563
Equity Lines of Credit	22,187	14,950

Total Mortgage Loans	242,791	216,142

Commercial Loans	28,019	25,749
Consumer Loans
Loans on Savings Accounts	209	255
Automobile and Other Consumer Loans	110	111

Total Consumer and Other Loans	319	366
Total Loans	271,129	242,257

Less: Allowance for Loan Losses	(2,515)	(2,396)
Unamortized Loan Fees	(187)	(298)

Net Loans Receivable	$268,427	$239,563

An analysis of the allowance for loan losses follows:

	2015	2014
	(In Thousands)

Balance - Beginning of Year	$2,396	$2,240
Provision for Loan Losses	300	168
Loan Charge-Offs	(181)	(12)

Balance - End of Year	$2,515	$2,396

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.                    Loans Receivable (Continued)

Fixed rate loans receivable as of June 30, 2015, are scheduled to mature and adjustable rate loans are scheduled to re-price as follows (in thousands):

	Under	Over One	Over Five	Over
	One	to Five	to Ten	Ten
	Year	Years	Years	Years	Total
Loans Secured by One- to Four-Family Residential		(In Thousands)
Fixed Rate	$9,386	$29,317	$5,374	$41,698	$85,775
Adjustable Rate	1,384	2,318	1,246	12,609	17,557
Other Loans Secured by Real Estate
Fixed Rate	46,979	58,666	22,593	11,221	139,459
All Other Loans	14,262	12,846	1,230	--	28,338

Total	$72,011	$103,147	$30,443	$65,528	$271,129

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.                  Loans Receivable (Continued)

Credit Quality Indicators (Continued)
The following tables present the grading of loans, segregated by class of loans, as of June 30, 2015 and 2014:

June 30, 2015	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$103,207	$112	$13	$--	$103,332
Commercial	61,542	538	--	--	62,080
Multi-Family Residential	15,246	--	--	--	15,246
Land	19,866	--	--	--	19,866
Construction	17,620	--	--	--	17,620
Equity and Second Mortgage	2,460	--	--	--	2,460
Equity Lines of Credit	22,163	--	24	--	22,187
Commercial Loans	28,019	--	--	--	28,019
Consumer Loans	319	--	--	--	319

Total	$270,442	$650	$37	$--	$271,129

June 30, 2014	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$89,345	$49	$--	$151	$89,545
Commercial	53,621	2,645	--	--	56,266
Multi-Family Residential	20,368	--	--	--	20,368
Land	19,945	--	--	--	19,945
Construction	12,505	--	--	--	12,505
Equity and Second Mortgage	2,563	--	--	--	2,563
Equity Lines of Credit	14,923	--	--	27	14,950
Commercial Loans	25,749	--	--	--	25,749
Consumer Loans	366	--	--	--	366

Total	$239,385	$2,694	$--	$178	$242,257

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.                  Loans Receivable (Continued)

Credit Quality Indicators (Continued)
An aging analysis of past due loans, segregated by class of loans, as of June 30, 2015 and 2014, is as follows:

June 30, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$2,137	$1,100	$80	$3,317	$100,015	$103,332	$67
Commercial	--	--	--	--	62,080	62,080	--
Multi-Family Residential	--	--	--	--	15,246	15,246	--
Land	--	--	--	--	19,866	19,866	--
Construction	--	--	--	--	17,620	17,620	--
Equity and Second Mortgage	--	--	--	--	2,460	2,460	--
Equity Lines of Credit	--	--	--	--	22,187	22,187	--
Commercial Loans	--	--	--	--	28,019	28,019	--
Consumer Loans	3	--	--	3	316	319	--

Total	$2,140	$1,100	$80	$3,320	$267,809	$271,129	$67

June 30, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
				(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$1,326	$435	$164	$1,925	$87,620	$89,545	$13
Commercial	--	--	--	--	56,266	56,266	--
Multi-Family Residential	--	--	--	--	20,368	20,368	--
Land	--	--	--	--	19,945	19,945	--
Construction	--	--	--	--	12,505	12,505	--
Equity and Second Mortgage	--	--	--	--	2,563	2,563	--
Equity Lines of Credit	--	--	27	27	14,923	14,950	--
Commercial Loans	259	--	--	259	25,490	25,749	--
Consumer Loans	--	--	--	--	366	366	--

Total	$1,585	$435	$191	$2,211	$240,046	$242,257	$13

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.                  Loans Receivable (Continued)

Credit Quality Indicators (Continued)
The allowance for loan losses and recorded investment in loans for the year ended June 30, 2015 and 2014, was as follows:

	Real Estate Loans
June 30, 2015	Residential	Commercial	Multi- Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,224	$464	$128	$168	$105	$99	$202	$6	$2,396
Charge-Offs	(181)	--	--	--	--	--	--	--	(181)
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	152	(49)	(25)	(14)	41	93	103	(1)	300
Ending Balances	$1,195	$415	$103	$154	$146	$192	$305	$5	$2,515

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,195	415	103	154	146	192	305	5	2,515

Loans Receivable:
Ending Balances - Total	$103,332	$62,080	$15,246	$19,866	$17,620	$24,647	$28,019	$319	$271,129
Ending Balances:
Evaluated for Impairment:
Individually	125	537	--	--	--	25	--	--	687
Collectively	$103,207	$61,543	$15,246	$19,866	$17,620	$24,622	$28,019	$319	$270,442

	Real Estate Loans
June 30, 2014	Residential	Commercial	Multi- Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,023	$338	$103	$127	$146	$85	$412	$6	$2,240
Charge-Offs	--	--	--	--	--	(12)	--	--	(12)
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	201	126	25	41	(41)	26	(210)	--	168
Ending Balances	$1,224	$464	$128	$168	$105	$99	$202	$6	$2,396

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,224	464	128	168	105	99	202	6	2,396

Loans Receivable:
Ending Balances – Total	$89,545	$56,266	$20,368	$19,945	$12,505	$17,513	$25,749	$366	$242,257
Ending Balances:
Evaluated for Impairment:
Individually	200	2,645	--	--	--	27	--	--	2,872
Collectively	$89,345	$53,621	$20,368	$19,945	$12,505	$17,486	$25,749	$366	$239,385

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.                  Loans Receivable (Continued)

Credit Quality Indicators (Continued)
The following tables present loans individually evaluated for impairment, segregated by class of loans, as of June 30, 2015 and 2014:

June 30, 2015	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$125	$125	$--	$125	$--	$133
Commercial	537	537	--	537	--	556
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	25	25	--	25	--	25
Commercial Loans	--	--	--	--	--	--
Consumer Loans	--	--	--	--	--	--

Total	$687	$687	$--	$687	$--	$714

June 30, 2014	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$200	$200	$--	$200	$--	$216
Commercial	2,645	2,645	--	2,645	--	2,661
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	27	27	--	27	--	27
Commercial Loans	--	--	--	--	--	--
Consumer Loans	--	--	--	--	--	--

Total	$2,872	$2,872	$--	$2,872	$--	$2,904

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.                  Loans Receivable (Continued)

Credit Quality Indicators (Continued)
For the years ended June 30, 2015 and 2014, approximately $1,000 and $3,000, respectively, of interest was foregone on non-accrual loans.  Impaired loans consisted of non-accruing loans at June 30, 2015 and 2014.  Impaired loans, segregated by class of loans, were as follows:

	2015	2014
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$13	$151
Commercial	--	--
Multi-Family Residential	--	--
Land	--	--
Construction	--	--
Equity and Second Mortgage	--	--
Equity Lines of Credit	--	27
Commercial Loans	--	--
Consumer Loans	--	--

Total	$13	$178

Note 4.	Accrued Interest Receivable

Accrued interest receivable at June 30, 2015 and 2014, consisted of the following:

	2015	2014
	(In Thousands)
Accrued Interest on:
Mortgage Loans	$772	$799
Other Loans	58	54
Investments	3	4
Mortgage-Backed Securities	94	108

Total	$927	$965

Note 5.	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	2015	2014
	(In Thousands)

Land	$3,434	$3,371
Buildings	6,125	4,627
Equipment	1,348	1,205
Construction in Progress	1,325	953
	12,232	10,156
Accumulated Depreciation	(2,044)	(1,702)

Total	$10,188	$8,454

Depreciation expense charged against operations for the years ended June 30, 2015 and 2014, was $384,000 and $303,000, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 6.	Deposits

Deposits at June 30, 2015 and 2014, are summarized as follows:

	Weighted	Weighted
	Average	Average
	Rate at	Rate at	2015		2014
	6/30/2015	6/30/2014	Amount	Percent	Amount	Percent
			(Dollars in Thousands)

Non-Interest Bearing	0.00%	0.00%	$45,024	15.73%	$43,447	15.95%
NOW Accounts	1.11%	0.88%	31,214	10.90	24,015	8.82
Money Market	0.31%	0.33%	45,593	15.93	72,240	26.53
Passbook Savings	0.32%	0.20%	18,435	6.44	12,165	4.47
			140,266	49.00	151,867	55.77

Certificates of Deposit	1.26%	1.28%	145,972	51.00	120,428	44.23

Total Deposits			$286,238	100.00%	$272,295	100.00%

The composition of certificates of deposit accounts by interest rate is as follows:

	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

0.00% to 0.99%	$57,103	39.12%	$46,786	38.85%
1.00% to 1.99%	68,242	46.75	43,105	35.80
2.00% to 2.99%	15,943	10.92	17,780	14.76
3.00% to 3.99%	4,684	3.21	12,757	10.59

Total Deposits	$145,972	100.00%	$120,428	100.00%

Maturities of certificates of deposit accounts at June 30, 2015, are scheduled as follows:

			Weighted
Year Ending			Average
June 30,	Amount	Percent	Rate
	(Dollars in Thousands)

2016	$65,977	45.20%	1.01%
2017	29,098	19.93	1.34%
2018	19,857	13.60	1.43%
2019	10,462	7.17	1.69%
2020	18,524	12.69	1.83%
2021	2,054	1.41	2.01%
Total	$145,972	100.00%

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 6.                  Deposits (Continued)

Interest expense on deposits for the years ended June 30, 2015 and 2014, was as follows:

	2015	2014
	(In Thousands)

NOW and Money Market	$369	$390
Passbook Savings	34	23
Certificates of Deposit	1,831	1,745

Total	$2,234	$2,158

The aggregate amount of time deposits in denominations of $100,000 or more at June 30, 2015 and 2014, was $84.6 million and $68.3 million, respectively.

At June 30, 2015 and 2014, the Bank had brokered certificates of deposit totaling $12.7 million. The brokered certificates of deposit are callable by the Bank after twelve months.

Included in money market accounts at June 30, 2014, was a non-recurring deposit that had a balance of $30.6 million. The deposit was short-term in nature and withdrawn as of September 30, 2014.

Note 7.                  Advances from Federal Home Loan Bank of Dallas

Pursuant to collateral agreements with the Federal Home Loan Bank of Dallas (FHLB), advances are secured by a blanket floating lien on first mortgage loans.  Total interest expense recognized amounted to $244,000 and $164,000, for fiscal years 2015 and 2014, respectively.

Advances at June 30, 2015 and 2014, consisted of the following:

	Advance Total
Contract Rate	2015	2014
	(In Thousands)

0.00% to 0.99%	$32,000	$10,250
1.00% to 1.99%	4,000	--
2.00% to 2.99%	--	--
3.00% to 3.99%	--	--
4.00% to 4.99%	2,411	2,647

Total	$38,411	$12,897

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 7.                  Advances from Federal Home Loan Bank of Dallas (Continued)

Maturities of advances at June 30, 2015 are as follows (in thousands):

Year Ending
June 30,	Amount

2016	$4,247
2017	32,258
2018	270
2019	282
2020	295
Thereafter	1,059

Total	$38,411

Note 8.	Other Borrowings

At June 30, 2015, the Company had available a $2.0 million line of credit agreement with a bank, maturing July 18, 2015.  The line is secured by 100 shares of the subsidiary Bank's common stock and bears interest at a rate of 4.25%.  At June 30, 2015, there were no outstanding amounts drawn on this line of credit.  On August 24, 2015, the Company renewed the $2.0 million line of credit agreement through August 24, 2017, with an interest rate of 4.25% changing to a daily variable rate on August 25, 2015.

Note 9.	Commitments

Lease Commitments
The Bank leases property for three branch facilities expiring in various years through November 2018.

Future minimum rental payments resulting from the non-cancelable term of these leases are as follows (in thousands):

Year Ending
June 30,	Amount

2016	$72
2017	26
2018	26
2019	11

Total	$135

Total rent expense paid under the terms of these leases for the years ended June 30, 2015 and 2014, amounted to $61,000 and $110,000, respectively.  Rent expense for the year ended June 30, 2014, is net of sublease rental income in the amount of $4,000.

Contractual Commitment
The Bank has an agreement with a third-party to provide on-line data processing services.  The agreement, which expires May 31, 2019, contains minimum monthly service charges of $11,481.  At the end of this term, the agreement will automatically continue for successive periods of five years unless terminated upon written notice given at least six months prior to the end of the present term.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 9.	Commitments (Continued)

Contractual Commitment (Continued)
The future minimum commitments for the on-line processing services are as follows (in thousands):

Year Ending
June 30,	Amount
(In Thousands)

2016	$138
2017	138
2018	138
2019	126
$540

Employment Contracts
The Company and the Bank have employment contracts with certain key employees.  These contracts provide for compensation and termination benefits.  The future minimum commitments for employment contracts are as follows (in thousands):

Year Ending
June 30,	Amount
(In Thousands)

2016	$378
2017	354
2018	274
2019	97

Total	$1,103

Letters of Credit
At June 30, 2015, the Company had outstanding secured letters of credit in the aggregate amount of $20.5 million outstanding with the Federal Home Loan Bank all expiring within one year.  These letters of credit were issued to secure public body deposits.  There were no outstanding borrowings associated with these letters of credit at June 30, 2015.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 10.                  Income Taxes

The Company and its subsidiary file consolidated federal income tax returns.  The current provision for federal and state income taxes is calculated on pretax accounting income adjusted by items considered to be permanent differences between book and taxable income.  Income tax expense for the years ended June 30, 2015 and 2014, is summarized as follows:

	2015	2014
	(In Thousands)

Current	$1,725	$1,346
Deferred	(64)	(14)

Total	$1,661	$1,332

The effective federal income tax rate for the years ended June 30, 2015 and 2014, was 33.1% and 32.7%, respectively.  Reconciliations of income tax expense at the statutory rate to the Company's effective rates are as follows:

	2015	2014
	(In Thousands)

Computed at Expected Statutory Rate	$1,706	$1,386
Capital Gains and Losses	--	6
Non-Taxable Income	(56)	(60)
Other	11	--

Provision for Income Tax Expense	$1,661	$1,332

At June 30, 2015 and 2014, temporary differences between the financial statement carrying amount and tax bases of assets that gave rise to deferred tax recognition were related to the effect of loan bad debt deduction differences for tax and book purposes, deferred stock option compensation and non-deductible capital losses.  The deferred tax expense or benefit related to securities available-for-sale has no effect on the Company's income tax provision since it is charged or credited to the Company's other comprehensive income or loss equity component.  A valuation allowance has been established to eliminate the deferred tax benefit of capital losses due to the uncertainty as to whether the tax benefits would be realized in future periods.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 10.                  Income Taxes (Continued)

The net deferred income tax asset and liability consisted of the following components at June 30, 2015 and 2014:

	2015	2014
	(In Thousands)
Deferred Tax Assets
Stock Option Compensation	$127	$104
Loans Receivable - Bad Debt Loss Allowance	749	708
Capital Losses	110	109
	986	921
Valuation Allowance	(110)	(109)

Net Deferred Tax Assets	876	812

Deferred Tax Liabilities
Market Value Adjustment to Available-for-Sale Securities	(52)	(89)

Net Deferred Tax Assets	$824	$723

In computing federal taxes on income under provisions of the Internal Revenue Code in years past, earnings appropriated by savings and loan associations to general reserves were deductible in arriving at taxable income if certain conditions were met.  Bank retained earnings appropriated to the federal insurance reserve at June 30, 2015 and 2014, amounted to $4.0 million.  Included were appropriations of net income of prior years of $3.3 million, for which no provision for federal income taxes has been made.  If this portion of the reserve is used for any purpose other than to absorb losses, a tax liability will be imposed upon the Bank at the then current federal income tax rate.

Accounting principles generally accepted in the United States of America provide accounting and disclosure guidance about positions taken by an entity in its tax returns that might be uncertain. The Company believes that it has appropriate support for any tax positions taken, and as such, does not have any uncertain tax positions that are material to the consolidated financial statements.

Penalties and interest assessed by income taxing authorities, if any, would be included in income tax expense.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 11.                  Employee Benefit Plans

Effective November 15, 2004, the Bank adopted the Home Federal Bank Employees' Savings and Profit Sharing Plan and Trust administered by the Pentegra Group.  This plan complies with the requirements of Section 401(k) of the Internal Revenue Code.  Those eligible for this defined contribution plan must have completed twelve months of full time service and attained age 21.  Participating employees may make elective salary reduction contributions of up to $17,500, of their eligible compensation.  The Bank will contribute a basic "safe harbor" contribution of 3% of participant plan salary and will match 50% of the first 6% of plan salary elective deferrals.  The Bank is also permitted to make discretionary contributions to be allocated to participant accounts.  Pension costs, including administrative fees, attributable to the Bank's 401(k) safe harbor plan for the years ended June 30, 2015 and 2014, were $208,000 and $207,000 respectively.

During fiscal year 2011, The Company established a Survivor Benefit Plan for the benefit of selected executives.  The purpose of the plan is to provide benefits to designated beneficiaries if a participant dies while employed by the Company.  The plan is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the plan are payable from the general assets of the Company.  At June 30, 2015 and 2014, there were no obligations requiring accrual for this plan.

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

For the years ended June 30, 2015 and 2014, the Company recorded compensation expense totaling $137,436 and $132,791, respectively, to accrue the benefits required by the SERP agreements. The Bank's future compensation expense under these agreements is approximately $140,000 to $170,000 per year through December 2017.

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

The ESOP purchased the statutory limit of eight percent of the shares sold in the initial public offering of the Mid-Tier Company completed on January 18, 2005, excluding shares issued to Home Federal Mutual Holding Company of Louisiana (113,887 shares of Mid-Tier Company).  This purchase was facilitated by a loan from the Mid-Tier Company to the ESOP in the amount of $1.1 million.  As a result of the second step conversion, the ESOP became a stock benefit plan of the Company and the Mid-Tier Company's stock was exchanged for shares of the Company.  The corresponding note is being repaid in 80 quarterly debt service payments of $23,000 on the last business day of each quarter, beginning March 31, 2005, at the rate of 5.25%.

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

The Company may contribute to the ESOP, in the form of debt service, at the discretion of its board of directors.  Cash dividends on the Company's unallocated stock shall be used to either repay the loan or be distributed to the participants in the ESOP.  If dividends are used to repay the loan, additional shares will be released from the suspense account and allocated to participants.  Shares are released for allocation to ESOP participants based on principal and interest payments of the note.  Compensation expense is recognized based on the number of shares allocated to ESOP participants each year and the average market price of the stock for the current year.  Released ESOP shares become outstanding for earnings per share computations.

As compensation expense is incurred, the unearned ESOP shares account is reduced based on the original cost of the stock.  The difference between the cost and the average market price of shares released for allocation is applied to additional paid-in capital.  ESOP compensation expense for the years ended June 30, 2015 and 2014, was $225,000 and $205,000, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 12.                  Employee Stock Ownership Plan (Continued)

The ESOP shares as of June 30, 2015 and 2014, were as follows:

	2015	2014
Allocated Shares	72,474	64,850
Shares Released for Allocation	5,765	5,765
Unreleased Shares	144,549	156,079

Total ESOP Shares	222,788	226,694

Fair Value of Unreleased Shares (In Thousands)	$2,920	$3,048

Stock Price	$20.20	$19.53

Note 13.                  Stock-Based Compensation

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement (the 2005 Recognition Plan) as an incentive to retain personnel of experience and ability in key positions.  As a result of the second step conversion, the 2005 Recognition Plan became a stock benefit plan of the Company, and the Mid-Tier Company's common stock was exchanged for stock of the Company.  The aggregate number of shares of the Company's common stock subject to award under the 2005 Recognition Plan totaled 63,547 (as adjusted for the conversion described in Note 1).  As shares were acquired for the 2005 Recognition Plan, the purchase price of these shares was recorded as a contra equity account.  As the shares are distributed, the contra equity account is reduced.  The 2005 Recognition Plan terminated on June 8, 2015 and the remaining 564 shares vested on August 19, 2015.

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement (the 2011 Recognition Plan, together with the 2005 Recognition Plan, the Recognition Plan) as an incentive to retain personnel of experience and ability in key positions. The aggregate number of shares of the Company's common stock available under the 2011 Recognition Plan totaled 77,808 shares, all of which were awarded as of June 30, 2015.

Recognition Plan shares are earned by recipients at a rate of 20% of the aggregate number of shares covered by the Recognition Plan award over five years.  If the employment of an employee or service as a non-employee director is terminated prior to the fifth anniversary of the date of grant of Recognition Plan share award for any reason other than the recipient's death, disability, or following a change in control of the Company, the recipient shall forfeit the right to any shares subject to the awards that have not been earned.

The cost associated with the 2005 Recognition Plan is based on a share price of $10.93 (as adjusted), which represents the market price of the Company's stock on the date on which the 2005 Recognition Plan shares were granted. The cost associated with the 2011 Recognition Plan is based on share prices of $14.70 and $18.92 on January 31, 2012 and July 31, 2014, respectively, which represents the fair market price of the Company's stock on the dates on which the 2011 Recognition Plan shares were granted. The cost of the Recognition Plan is being recognized over the five year vesting period.  Compensation expense pertaining to the Recognition Plan was $235,000 and $210,000, for the years ended June 30, 2015 and 2014, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 13.	Stock-Based Compensation (Continued)

A summary of the changes in restricted stock follows:

	Awarded Shares
	2015	2014

Balance - Beginning of Year	41,567	55,409
Granted	8,557	--
Forfeited	--	--
Earned and Issued	(13,842)	(13,842)

Balance - End of Year	36,282	41,567

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Banrp, Inc. of Louisiana 2005 Stock Option Plan (the 2005 Option Plan) for the benefit of directors, officers, and other employees.  The aggregate number of shares of common stock reserved for issuance under the Option Plan totaled 158,868 (as adjusted for the conversion described in Note 1).  Both incentive stock options and non-qualified stock options may be granted under the plan.  The 2005 Stock Option Plan terminated on June 8, 2015, however outstanding stock options will remain in effect for the remainder of their original ten year terms.

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

On August 18, 2005, the Company granted 158,858 options (as adjusted for the conversion described in Note 1) to directors and employees.  Under the Option Plan, the exercise price of each option cannot be less than the fair market value of the underlying common stock as of the date of the option grant, which was $10.82 (as adjusted), and the maximum term is ten years.  As of August 18, 2015 all of the awards were either exercised or forfeited.  On August 19, 2010 and July 31, 2014, the Company granted 21,616 options and 2,133 options, respectively, under the 2005 Option Plan that were previously forfeited (as adjusted for the conversion), at an exercise price of $10.93 and $18.92 per share, respectively.  On January 31, 2012 and July 31, 2014, 165,344 options and 29,178 options, respectively, were granted to directors and employees at an exercise price of $14.70 and $18.92 per share, respectively, under the 2011 Option Plan.  As of June 30, 2015 there were no stock options available for future grant under the 2005 Option Plan or the 2011 Option Plan.

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

On November 12, 2014, the shareholders of the Company approved the adoption of the Company's 2014 Stock Incentive Plan (the "Stock Incentive Plan") for the benefit of employees and non-employee directors as an incentive to contribute to the success of the Company and reward employees for outstanding performance and the attainment of targeted goals.  There are undetermined amount of unawarded shares under the 2014 Stock Incentive Plan.  The Stock Incentive Plan covers a total of 150,000 shares,

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 13.	Stock-Based Compensation (Continued)

of which no more than 37,500 shares, or 25% of the plan, may be share rewards.  The balance of the plan is reserved for stock option awards which would total 112,500 stock options assuming all the share awards are issued. All incentive stock options granted under the Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  As of June 30, 2015, there were no share awards or stock options granted pursuant to the Stock Incentive Plan.

Following is a summary of the status of the Option Plan (as adjusted for the conversion) during the fiscal years ended June 30, 2015 and 2014:
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Shares	Price	Term	Value
Outstanding at June 30, 2014	198,480	$13.99
Granted	31,311	18.92
Exercised	(21,330)	10.99
Forfeited	--	--
Outstanding at June 30, 2015	208,461	15.03	6.81	$1,078,470

Options Exercisable at June 30, 2015	106,689	$14.26	6.35	$634,083

Outstanding at June 30, 2013	237,077	$13.64
Granted	--	--
Exercised	(34,707)	11.02
Forfeited	(3,890)	14.70
Outstanding at June 30, 2014	198,480	13.99	6.87	$1,242,576

Options Exercisable at June 30, 2014	90,627	$13.49	6.08	$547,385

The fair value of each option granted is estimated on the grant date using the Black-Scholes model.  The following assumptions were made in estimating fair value.  The fair value has been adjusted for the exchange ratio as a result of the second-step conversion:

	2011 Option Plan
	July 31, 2014	January 31, 2012	2005 Option Plan
Dividend Yield	1.50%	1.65%	2.0%
Expected Term	10 years	10 years	10 Years
Risk-Free Interest Rate	2.58%	1.83%	4.13%
Expected Life	10 years	10 years	10 Years
Expected Volatility	9.56%	29.74%	8.59%

A summary of the status of the Company's nonvested options as of June 30, 2015, and changes during the year ended June 30, 2015, is as follows:
		Weighted
		Average
	Number of	Exercise
	Shares	Price
Nonvested at June 30, 2014	107,853	$13.49
Granted	31,311	18.92
Vested	(37,392)	14.29
Forfeited	--	--
Nonvested at June 30, 2015	101,772	$15.84

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 13.	Stock-Based Compensation (Continued)

The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of the grant.  At June 30, 2015 and 2014, compensation expense charged to operations was $178,000 and $162,000, respectively.

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

The Bank's exposure to credit loss in the event of non-performance by the other party to loan commitments is represented by the contractual amount of the commitment.  The Bank follows the same credit policies in making commitments as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee.  The commitments for equity lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management's credit evaluation of the counterparty.

No material gains or losses are anticipated as a result of these transactions.

At June 30, 2015 and 2014, the following financial instruments were outstanding:

	Contract Amount
	2015	2014
	(In Thousands)

Commitments to Grant Loans	$29,005	$34,888
Unfunded Commitments Under Lines of Credit	9,230	13,978
	$38,235	$48,866

Fixed Rate Loans (3.25% - 4.75% in 2015; 3.125% - 5.85% in 2014)	$38,235	$48,383
Variable Rate Loans	--	483
	$38,235	$48,866

Cash Deposits
The Company periodically maintains cash balances in financial institutions that are in excess of insured amounts.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Regional Credit Concentration
A substantial portion of the Bank's lending activity is with customers located within a 100 mile radius of the Shreveport, Louisiana metropolitan area, which includes areas of northwest Louisiana, northeast Texas and southwest Arkansas.  Although concentrated within the region, the Bank has a diversified loan portfolio, which should preclude the Bank from being dependent upon the well being of any particular economic sector to ensure collectability of any significant portion of its debtors' loan contracts.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 14.                  Off-Balance Sheet Activities (Continued)

                Credit Related Financial Instruments (Continued)

                Other Credit Concentrations
The Bank has purchased, with recourse from the seller, a significant number of loans from third-party mortgage originators.  These loans are serviced by these entities.  At June 30, 2015 and 2014, the balance of the loans outstanding being serviced by these entities was $7.9 million and $8.2 million, respectively.

Interest Rate Floors and Caps
The Bank writes interest rate floors and caps into its variable rate mortgage loan contracts and loan servicing agreements in an attempt to manage its interest rate exposure.  Such floors and caps enable customers to transfer, modify, or reduce their interest rate risk, which, in turn, creates an off-balance sheet market risk to the Bank.  At June 30, 2015, the Bank's loan portfolio contained approximately $17.6 million of loans in which the loan contracts or servicing agreements possessed interest rate floors and caps.  Of this amount, $7.8 million consisted of purchased loans, which were originated by third-party mortgage originators.

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

An analysis of the activity in loans made to such borrowers (both direct and indirect), including lines of credit, is summarized as follows for the years ended June 30, 2015 and 2014:

	2015	2014
	(In Thousands)

Balance – Beginning of Year	$2,510	$3,393
Additions	2,488	377
Principal Payments	(1,237)	(1,260)

Balance – End of Year	$3,761	$2,510

Deposits from related parties held by the Bank at June 30, 2015 and 2014, amounted to $3.3 million and $3.8 million, respectively.

Note 16.                  Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly other discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital requirements that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 16.                  Regulatory Matters (Continued)

The Bank is required to maintain minimum capital ratios under OCC regulatory guidelines in order to ensure capital adequacy.  Management believes, as of June 30, 2015 and 2014, that the Bank met all OCC capital adequacy requirements to which it is subject.

As of June 30, 2015, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum capital ratios, which are different than those required to meet OCC capital adequacy requirements.

There are no conditions or events since that notification that management believes may have changed the Bank's category.  The Bank was also classified as well capitalized at June 30, 2014.

The Bank's actual and required capital amounts and ratios for OCC regulatory capital adequacy purposes are presented below as of June 30, 2015 and 2014:

				Required for Capital
		Actual		Adequacy Purposes
		Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)

June 30, 2015
Core Capital	(1)	$42,492	11.81%	$10,798	3.00%
Common Equity Tier 1	(2)	42,492	17.90%	10,682	4.50%
Tangible Capital	(1)	42,492	11.81%	5,399	1.50%
Total Risk-Based Capital	(2)	44,757	18.85%	18,990	8.00%

June 30, 2014
Core Capital	(1)	$42,001	12.74%	$9,887	3.00%
Tangible Capital	(1)	42,001	12.74%	4,943	1.50%
Total Risk-Based Capital	(2)	44,147	21.35%	16,545	8.00%
__________________________
(1) Amounts and Ratios to Adjusted Total Assets
(2) Amounts and Ratios to Total Risk-Weighted Assets

The Bank's actual and required capital amounts and ratios to be well capitalized under prompt corrective action provisions are presented below as of June 30, 2015 and 2014:

				Required to be
		Actual		Well Capitalized
		Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)

June 30, 2015
Tier 1 Leverage Capital	(1)	$42,492	11.81%	$17,997	5.00%
Common Equity Tier 1	(2)	42,492	17.90%	15,429	6.50%
Tier 1 Risk-Based Capital	(2)	42,492	17.90%	18,990	8.00%
Total Risk-Based Capital	(2)	44,757	18.85%	23,738	10.00%

June 30, 2014
Tier 1 Leverage Capital	(1)	$42,001	12.74%	$16,479	5.00%
Tier 1 Risk-Based Capital	(2)	42,001	20.31%	12,409	6.00%
Total Risk-Based Capital	(2)	44,147	21.35%	20,682	10.00%
__________________________
(1) Amounts and Ratios to Adjusted Total Assets
(2) Amounts and Ratios to Total Risk-Weighted Assets

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 16.                  Regulatory Matters (Continued)

The actual and required capital amounts and ratios applicable to the Bank for the years ended June 30, 2015 and 2014, are presented in the following tables, including a reconciliation of capital under generally accepted accounting principles (GAAP) to such amounts reported for regulatory purposes:

			Minimum for Capital
	Actual		Adequacy Purposes
June 30, 2015	Ratio	Amount	Ratio	Amount
	(Dollars in Thousands)

Total Equity, and Ratio to Total Assets	11.87%	$42,763
Investments in and Advances to Nonincludable Subsidiaries		(119)
Unrealized Gains on Securities Available-for-Sale		(152)
Tangible Capital, and Ratio to Adjusted Total Assets	11.81%	$42,492	1.5%	$5,399
Tier 1 (Core) Capital, and Ratio to Adjusted Total Assets	11.81%	$42,492	3.0%	$10,798
Tier 1 (Core) Capital, and Ratio to Risk-Weighted Assets	17.90%	42,492	4.5%	$10,682
Allowance for Loan Losses		2,515
Equity Investment		(250)
Total Risk-Based Capital, and Ratio to Risk-Weighted Assets	18.85%	$44,757	8.0%	$18,990
Total Assets		$360,219
Adjusted Total Assets		$359,948
Risk-Weighted Assets		$237,376

			Minimum for Capital
	Actual		Adequacy Purposes
June 30, 2014	Ratio	Amount	Ratio	Amount
	(Dollars in Thousands)

Total Equity, and Ratio to Total Assets	12.82%	$42,292
Investments in and Advances to Nonincludable Subsidiaries		(119)
Unrealized Gains on Securities Available-for-Sale		(172)
Tangible Capital, and Ratio to Adjusted Total Assets	12.74%	$42,001	1.5%	$4,943
Tier 1 (Core) Capital, and Ratio to Adjusted Total Assets	12.74%	$42,001	3.0%	$9,887
Tier 1 (Core Capital, and Ratio to Risk-Weighted Assets	20.31%	$42,001
Allowance for Loan Losses		2,396
Equity Investment		(250)
Total Risk-Based Capital, and Ratio to Risk-Weighted Assets	21.35%	$44,147	8.0%	$16,545
Total Assets		$329,950
Adjusted Total Assets		$329,570
Risk-Weighted Assets		$206,815

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

Investment Securities
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

At June 30, 2015 and 2014, the carrying amount and estimated fair values of the Company's financial instruments were as follows:

	2015		2014
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$21,166	$21,166	$13,633	$13,633
Securities Available-for-Sale	44,885	44,885	48,434	48,434
Securities to be Held-to-Maturity	2,010	2,010	1,765	1,765
Loans Held-for-Sale	14,203	14,203	9,375	9,375
Loans Receivable	268,427	267,157	239,563	242,240

Financial Liabilities
Deposits	286,238	266,412	272,295	259,411
Advances from FHLB	38,411	38,751	12,897	13,266

Off-Balance Sheet Items
Mortgage Loan Commitments	290	290	349	349

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the year ended June 30, 2015.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 18.                  Fair Value Disclosures (Continued)

Fair values of assets and liabilities measured on a recurring basis at June 30, 2015 and 2014, are as follows:

	Fair Value Measurements
June 30, 2015	(Level 1)	(Level 2)	(Level 3)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$284	$--	$284
FNMA	--	27,807	--	27,807
GNMA	--	16,794	--	16,794

Total	$--	$44,885	$--	$44,885

	Fair Value Measurements
June 30, 2014	(Level 1)	(Level 2)	(Level 3)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$323	$--	$323
FNMA	--	25,780	--	25,780
GNMA	--	22,331	--	22,331

Total	$--	$48,434	$--	$48,434

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at June 30, 2015 or 2014.

The following tables present the Company's assets and liabilities measured at fair value on a non-recurring basis at June 30, 2015 and 2014.

	Fair Value Measurements
June 30, 2015	(Level 1)	(Level 2)	(Level 3)	Total
		(In Thousands)
Assets:
Impaired Loans, Net of Allowance	$--	$--	$13	$13

Total	$--	$--	$13	$13

	Fair Value Measurements
June 30, 2014	(Level 1)	(Level 2)	(Level 3)	Total
		(In Thousands)
Assets:
Impaired Loans, Net of Allowance	$--	$--	$178	$178

Total	$--	$--	$178	$178

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 19.                  Earnings Per Common Share

The following table presents the components of average outstanding common shares for the years ended June 30, 2015 and 2014:

	2015	2014

Average Common Shares Issued	2,172,944	3,062,386
Average Treasury Shares Held	--	(773,437)
Average Unearned ESOP Shares	(150,314)	(161,844)
Average Unearned RRP Trust Shares	(44,398)	(58,239)

Weighted Average Number of Common
Shares Used in Basic EPS	1,978,232	2,068,866

Effect of Dilutive Securities
Stock Options	53,627	51,932

Weighted Average Number of Common
Shares and Dilutive Potential Common
Shares Used in Dilutive EPS	2,031,859	2,120,798

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in GAAP.  The share amounts have been adjusted for the conversion completed on December 22, 2010 and the exchange of Mid-Tier Company common stock for shares of the Company at an exchange ratio of 0.9110.  For the years ended June 30, 2015 and 2014, there were outstanding options to purchase 208,461 and 198,480 shares, respectively, at $15.03 per share for 2015 and $13.99 per share for 2014.

Note 20.                  Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date that the financial statements were available to be issued.  As discussed in Note 8, the Company renewed a line of credit agreement subsequent to the balance sheet date.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 21.                  Parent Company Financial Statements

Financial information pertaining only to Home Federal Bancorp, Inc. of Louisiana as of June 30, 2015 and 2014, is as follows:

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Balance Sheets
June 30, 2015 and 2014

	June 30,
	2015	2014
	(In Thousands)
Assets
Cash and Cash Equivalents	$388	$222
Investment in Subsidiary	42,764	42,293
Other Assets	247	278

Total Assets	$43,399	$42,793

Liabilities and Stockholders' Equity
Other Liabilities	13	14
Stockholders' Equity	43,386	42,779

Total Liabilities and Stockholders' Equity	$43,399	$42,793

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Statements of Operations
For the Years Ended June 30, 2015 and 2014

	For the Years Ended June 30,
	2015	2014
	(In Thousands)

Equity in Undistributed Earnings of Subsidiary	$3,543	$2,938
Interest Income	90	95

Total Income	3,633	3,033

Operating Expenses	372	375
Interest Expense	3	14

Total Expense	375	389

Income Before Income Tax Benefit	3,258	2,644
Income Tax Benefit	(97)	(100)

Net Income	$3,355	$2,744

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 21.                  Parent Company Financial Statements (Continued)

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Statements of Cash Flows
For the Years Ended June 30, 2015 and 2014

	For the Years Ended June 30,
	2015	2014
	(In Thousands)
Operating Activities
Net Income	$3,355	$2,744
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
Equity in Undistributed Earnings of Subsidiary	(3,543)	(2,938)
Decrease (Increase) in Other Assets	31	(37)

Net Cash Used in Operating Activities	(157)	(231)

Financing Activities
Distribution from Subsidiary	3,000	3,000
Proceeds from Stock Options Exercised	180	179
Proceeds of Borrowings	550	300
Repayment of Borrowings	(550)	(800)
Proceeds Received from Subsidiary on Stock Compensation Programs	679	621
Company Stock Purchased	(2,923)	(2,325)
Dividends Paid	(613)	(551)

Net Cash Provided by Financing Activities	323	424

Increase in Cash and Cash Equivalents	166	193
Cash and Cash Equivalents, Beginning of Year	222	29

Cash and Cash Equivalents, End of Year	$388	$222

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

(b)	Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2015.

(c)	No change in the Company's internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the sections captioned "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers" and "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management -Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2015 ("Proxy Statement").

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

Item 11. Executive Compensation

The information required herein is incorporated by reference from the section captioned "Management Compensation" in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management. The information required herein is incorporated by reference from the section captioned "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2015.

Equity Compensation Plan Information. The following table provides information as of June 30, 2015 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2005 and 2011 Stock Option Plans, 2005 and 2011 Recognition and Retention Plans and 2014 Stock Incentive Plan, all of which were approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	244,743	$15.02	150,000
Equity compensation plans not approved by security holders	--	--	--

Total	244,743	$15.02	150,000

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required herein is incorporated by reference from the section captioned "Indebtedness of Management and Related Party Transactions" in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2015.

Item 14. Principal Accounting Fees and Services

The information required herein is incorporated by reference from the section captioned "Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees" in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2015.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report and are incorporated herein by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2015 and 2014
Consolidated Statements of Operations for the Years Ended June 30, 2015 and 2014
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2015 and 2014
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended June 30, 2015 and 2014
Notes to Consolidated Financial Statements

The following exhibits are filed as part of the Form 10-K, and this list includes the Exhibit Index:

No.	Description	Location
3.1	Articles of Incorporation of Home Federal Bancorp, Inc. of Louisiana	(1)
3.2	Bylaws of Home Federal Bancorp, Inc. of Louisiana	(1)
4.0	Form of Stock Certificate of Home Federal Bancorp, Inc. of Louisiana	(1)
10.1	Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan*	(2)
10.2	Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan*	(2)
10.3	Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan*	(3)
10.4	Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement*	(3)
10.5	Amended and Restated Employment Agreement between Home Federal Bank and James R. Barlow, dated as of December 27, 2012*	(4)
10.6	Employment Agreement between Home Federal Bancorp, Inc. of Louisiana and James R. Barlow, dated as of December 27, 2012*	(4)
10.7	Amended and Restated Employment and Transition Agreement between Home Federal Bank and Daniel R. Herndon, dated as of December 27, 2012*	(4)
10.8	Amended and Restated Employment and Transition Agreement between Home Federal Bancorp, Inc. of Louisiana and Daniel R. Herndon, dated as of December 27, 2012*	(4)
10.9	Employment and Transition Agreement between Home Federal Bancorp, Inc. of Louisiana, Home Federal Bank and Clyde D. Patterson, dated as of December 27, 2012*	(4)
10.10	Supplemental Executive Retirement Agreement between Home Federal Bank and Daniel R. Herndon, dated as of December 27, 2012*	(4)
10.11	Supplemental Executive Retirement Agreement between Home Federal Bank and Clyde D. Patterson, dated as of December 27, 2012*	(4)
10.12	Letter Agreement between Home Federal Bank and Adalberto Cantu, Jr., dated as of February 6, 2013*	(5)
10.13	Letter Agreement by and among Home Federal Bank, Home Federal Bancorp, Inc. of Louisiana and Glen W. Brown accepted as of April 9, 2014*	(6)
10.14	Home Federal Bancorp. Inc. of Louisiana 2014 Stock Incentive Plan*	(7)
10.15	Home Federal Bank Loan Officer Incentive Compensation Plan*	(8)
23.0	Consent of LaPorte, A Professional Accounting Corporation	Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Co-Principal Executive Officer	Filed Herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Co-Principal Executive Officer	Filed Herewith
31.3	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed Herewith
32.0	Section 1350 Certifications	Filed Herewith
101.INS	XBRL Instance Document.	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed Herewith

No.	Description	Location
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.	Filed Herewith
__________________
*	Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference from Home Federal Bancorp's Registration Statement on Form S-1, as amended, filed with the SEC on September 3, 2010 (File No. 333-169230).
(2)	Incorporated herein by reference from Home Federal Bancorp, Inc. of Louisiana's Definitive Schedule 14A filed with the SEC on June 29, 2005 (File No. 000-51117).
(3)	Incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders held on December 23, 2011 filed with the Commission on October 28, 2011 (File No. 001-35019).
(4)	Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on December 28, 2012 (File No. 001-35019).
(5)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2013 (File No. 001-35019).
(6)	Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on July 9, 2014 (File No. 001-35019).
(7)	Incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders held on November 12, 2014 (File No. 001-35019).
(8)                 Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the SEC on May 12, 2015 (File No. 001-35019).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Date: September 22, 2015	By:	/s/Daniel R. Herndon
Daniel R. Herndon
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Daniel R. Herndon	Chairman of the Board and Chief	September 22, 2015
Daniel R. Herndon	Executive Officer
(Co-Principal Executive Officer)

/s/James R. Barlow	Director, President and Chief	September 22, 2015
James R. Barlow	Operating Officer
(Co-Principal Executive Officer)

/s/Glen W. Brown	Senior Vice President and Chief	September 22, 2015
Glen W. Brown	Financial Officer
(Principal Financial and Accounting Officer)

/s/Clyde D. Patterson	Director, Executive Vice President	September 22, 2015
Clyde D. Patterson	and Treasurer

/s/Walter T. Colquitt III	Director	September 22, 2015
Walter T. Colquitt III

/s/David A. Herndon, III	Director	September 22, 2015
David A. Herndon, III

/s/Scott D. Lawrence	Director	September 22, 2015
Scott D. Lawrence

/s/Mark M. Harrison	Director	September 22, 2015
Mark M. Harrison

/s/Woodus K. Humphrey	Director	September 22, 2015
Woodus K. Humphrey

/s/Thomas Steen Trawick, Jr.	Director	September 22, 2015
Thomas Steen Trawick, Jr.

/s/Timothy W. Wilhite, Esq.	Director	September 22, 2015
Timothy W. Wilhite, Esq.