Form 10-Q
period 2015-09-30
Home Federal Bancorp, Inc. of Louisiana
filed 2015-11-10
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2015
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

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
[ ] Yes [X] No
Shares of common stock, par value $.01 per share, outstanding as of November 9, 2015: The registrant had 2,086,561 shares of common stock outstanding.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30, 2015	June 30, 2015

ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $19,001 and $16,105 for September 30, 2015 and June 30, 2015, Respectively)	$22,780	$21,166
Securities Available-for-Sale	41,549	44,885
Securities Held-to-Maturity (Fair Value of $1,502 and $2,010, Respectively)	1,502	2,010
Loans Held-for-Sale	10,948	14,203
Loans Receivable, Net of Allowance for Loan Losses of $2,613 and $2,515, Respectively	268,982	268,427
Accrued Interest Receivable	949	927
Premises and Equipment, Net	11,375	10,188
Bank Owned Life Insurance	6,405	6,365
Deferred Tax Asset	889	824
Other Real Estate Owned	--	40
Other Assets	765	798

Total Assets	$366,144	$369,833

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$293,274	$286,238
Advances from Borrowers for Taxes and Insurance	744	578
Advances from Federal Home Loan Bank of Dallas	26,351	38,411
Other Accrued Expenses and Liabilities	1,756	1,220
Total Liabilities	322,125	326,447

STOCKHOLDERS' EQUITY
Preferred Stock – $.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	--	--
Common Stock – $.01 Par Value; 40,000,000 Shares Authorized; 2,100,241 and 2,109,606 Shares Issued and Outstanding at September 30, 2015 and June 30, 2015, Respectively	25	25
Additional Paid-in Capital	33,502	33,375
Unearned ESOP Stock	(1,417)	(1,445)
Unearned RRP Trust Stock	(278)	(333)
Retained Earnings	12,137	11,664
Accumulated Other Comprehensive Income	50	100

Total Stockholders' Equity	44,019	43,386

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$366,144	$369,833

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,
	2015	2014
	(In Thousands, Except per Share Data)
INTEREST INCOME
Loans, Including Fees	$3,636	$3,307
Investment Securities	6	1
Mortgage-Backed Securities	195	244
Other Interest-Earning Assets	8	3
Total Interest Income	3,845	3,555

INTEREST EXPENSE
Deposits	605	535
Federal Home Loan Bank Borrowings	62	45
Total Interest Expense	667	580
Net Interest Income	3,178	2,975

PROVISION FOR LOAN LOSSES	65	40
Net Interest Income after Provision for Loan Losses	3,113	2,935

NON-INTEREST INCOME
Gain on Sale of Loans	725	472
Income on Bank Owned Life Insurance	40	41
Service Charges on deposit accounts	134	101
Other Income	13	15
Total Non-Interest Income	912	629

NON-INTEREST EXPENSE
Compensation and Benefits	1,708	1,500
Occupancy and Equipment	239	229
Data Processing	130	119
Audit and Examination Fees	50	53
Franchise and Bank Shares Tax	91	73
Advertising	61	75
Legal Fees	66	69
Loan and Collection	83	66
Deposit Insurance Premium	60	31
Other Expense	145	122
Total Non-Interest Expense	2,633	2,337
Income Before Income Taxes	1,392	1,227

PROVISION FOR INCOME TAX EXPENSE	451	404
Net Income	$941	$823
EARNINGS PER COMMON SHARE:
Basic	$0.49	$0.41
Diluted	$0.47	$0.40
DIVIDENDS DECLARED	$0.08	$0.07

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,
	2015	2014
	(In Thousands)

Net Income	$941	$823

Other Comprehensive Loss, Net of Tax
Unrealized Holding Loss on Securities Available-for-Sale, Net of Tax of $26 in 2015 and $81 in 2014	(50)	(158)

Total Comprehensive Income	$891	$665

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
				(In Thousands)
BALANCE – June 30, 2014	$34	$32,853	$(1,561)	$(609)	$27,588	$(15,698)	$172	$42,779

Net Income	--	--	--	--	823	--	--	823

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	--	(158)	(158)

RRP Shares Earned	--	--	--	10	--	--	--	10

Stock Options Vested	--	43	--	--	--	--	--	43

Common Stock Issuance for Stock Option Exercises	--	17	--	--	--	--	--	17

ESOP Compensation Earned	--	27	29	--	--	--	--	56

Company Stock Purchased	--	--	--	--	--	(756)	--	(756)

Dividends Declared	--	--	--	--	(156)	--	--	(156)

BALANCE – September 30, 2014	$34	$32,940	$(1,532)	$(599)	$28,255	$(16,454)	$14	$42,658

BALANCE – June 30, 2015	$25	$33,375	$(1,445)	$(333)	$11,664	$--	$100	$43,386

Net Income	--	--	--	--	941	--	--	941

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	--	(50)	(50)

RRP Shares Earned	--	--	--	55	--	--	--	55

Stock Options Vested	--	44	--	--	--	--	--	44

Common Stock Issuance for Stock Option Exercises	--	50	--	--	--	--	--	50

ESOP Compensation Earned	--	33	28	--	--	--	--	61

Company Stock Purchased	--	--	--	--	(299)	--	--	(299)

Dividends Declared	25	--	--	--	(169)	--	--	(169)

BALANCE – September 30, 2015	$25	$33,502	$(1,417)	$(278)	$12,137	$--	$50	$44,019

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$941	$823
Adjustments to Reconcile Net Income to Net
Cash Provided by (Used in) Operating Activities
Bad Debt Recovery	33	--
Net Amortization and Accretion on Securities	6	3
Gain on Sale of Loans	(725)	(472)
Amortization of Deferred Loan Fees	(20)	(76)
Depreciation of Premises and Equipment	98	84
ESOP Expense	61	56
Stock Option Expense	44	44
Recognition and Retention Plan Expense	59	57
Deferred Income Tax	(39)	29
Provision for Loan Losses	65	40
Increase in Cash Surrender Value on Bank Owned Life Insurance	(40)	(41)
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(27,007)	(23,062)
Loans Held-for-Sale – Sale and Principal Repayments	30,986	21,874
Accrued Interest Receivable	(22)	(21)
Other Operating Assets	73	(40)
Other Operating Liabilities	532	435

Net Cash Provided by (Used In) Operating Activities	5,045	(267)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(635)	(8,714)
Deferred Loan Fees Collected	1	4
Acquisition of Premises and Equipment	(1,284)	(1,624)
Activity in Available-for-Sale Securities:
Principal Payments on Mortgage-Backed Securities	3,255	2,540
Purchases of Securities	--	(9,843)
Activity in Held-to-Maturity Securities:
Redemption Proceeds	509	128
Purchases of Securities	(2)	(762)

Net Cash Provided by (Used in) Investing Activities	1,844	(18,271)

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
	September 30,
	2015	2014
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	$7,037	$(20,284)
Proceeds from Federal Home Loan Bank Advances	44,000	349,750
Repayments of Advances from Federal Home Loan Bank	(56,060)	(319,058)
Net Increase in Advances from Borrowers for Taxes and Insurance	166	186
Dividends Paid	(169)	(156)
Company Stock Purchased	(299)	(756)
Proceeds from Stock Options Exercised	50	17

Net Cash (Used in) Provided by Financing Activities	(5,275)	9,699

NET INCREASE (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,614	(8,839)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	21,166	13,633

CASH AND CASH EQUIVALENTS - END OF PERIOD	$22,780	$4,794

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$665	$571
Income Taxes Paid	1	1
Market Value Adjustment for Loss on Securities Available-for-Sale	(75)	(240)

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.            Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the "Company") and its subsidiary, Home Federal Bank ("Home Federal Bank" or the "Bank").  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 2015, are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2016.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2015.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank's customers by five full-service banking offices and one administrative office, located in Caddo and Bossier Parishes, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of September 30, 2015, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of the underlying collateral and prevailing economic conditions.  The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Stockholders' Equity

On January 1, 2015, the Louisiana Business Corporation Act (the Act) became effective.  Under the provisions of the Act, there is no concept of "Treasury Shares".  Rather, shares purchased by the Company constitute authorized but unissued shares.  Under Accounting Standards Codification (ASC) 505-30, Treasury Stock, accounting for treasury stock shall conform to state law.  Accordingly, the Company's Consolidated Statements of Financial Condition as of June 30, 2015 and September 30, 2015 reflect this change.  The cost of shares purchased by the Company has been allocated to Common Stock and Retained Earnings balances.

Recent Accounting Pronouncements

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$257	$16	$--	$273
FNMA Mortgage-Backed Certificates	25,368	603	170	25,801
GNMA Mortgage-Backed Certificates	15,847	4	376	15,475

Total Debt Securities	41,472	623	546	41,549

Total Securities Available-for-Sale	$41,472	$623	$546	$41,549

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
12,520 Shares – Federal Home Loan Bank	$1,252	$--	$--	$1,252
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	1,502	--	--	1,502

Total Securities Held-to-Maturity	$1,502	$--	$--	$1,502

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$267	$17	$--	$284
FNMA Mortgage-Backed Certificates	27,263	605	61	27,807
GNMA Mortgage-Backed Certificates	17,203	5	414	16,794

Total Debt Securities	44,733	627	475	44,885

Total Securities Available-for-Sale	$44,733	$627	$475	$44,885

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
17,600 shares – Federal Home Loan Bank	$1,760	$--	$--	$1,760
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,010	--	--	2,010

Total Securities Held-to-Maturity	$2,010	$--	$--	$2,010

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.            Securities (continued)

The amortized cost and fair value of securities by contractual maturity at September 30, 2015, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Debt Securities
Within One Year or Less	$1	$1	$--	$--
One through Five Years	169	172	--	--
After Five through Ten Years	90	94	--	--
Over Ten Years	41,212	41,282	--	--
	41,472	41,549	--	--

Other Equity Securities	--	--	1,502	1,502

Total	$41,472	$41,549	$1,502	$1,502

There were no sales of available-for-sale securities during the three months ended September 30, 2015.

The following tables show information pertaining to gross unrealized losses on securities available-for-sale at September 30, 2015 and June 30, 2015 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

September 30, 2015
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Available-for-Sale

Debt Securities
Mortgage-Backed Securities	$--	$--	$546	$25,028
Marketable Equity Securities	--	--	--	--

Total Securities Available-for-Sale	$--	$--	$546	$25,028

June 30, 2015
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Available-for-Sale

Debt Securities
Mortgage-Backed Securities	$61	$10,345	$414	$16,683
Marketable Equity Securities	--	--	--	--

Total Securities Available-for-Sale	$61	$10,345	$414	$16,683

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.            Securities (continued)

At September 30, 2015, securities with a carrying value of $1.7 million were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $167.9 million were pledged to secure FHLB advances.

3.            Loans Receivable

Loans receivable are summarized as follows:

	September 30, 2015	June 30, 2015
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One- to Four-Family Residential	$106,924	$103,332
Commercial	60,283	62,080
Multi-Family Residential	15,135	15,246
Land	19,057	19,866
Construction	17,804	17,620
Equity and Second Mortgage	2,247	2,460
Equity Lines of Credit	21,656	22,187
Total Mortgage Loans	243,106	242,791

Commercial Loans	28,348	28,019
Consumer Loans
Loans on Savings Accounts	206	209
Automobile and Other Consumer Loans	104	110
Total Consumer and Other Loans	310	319
Total Loans	271,764	271,129

Less: Allowance for Loan Losses	(2,613)	(2,515)
Unamortized Loan Fees	(169)	(187)
Net Loans Receivable	$268,982	$268,427

Following is a summary of changes in the allowance for loan losses:

	Three Months Ended September 30,
	2015	2014
	(In Thousands)

Balance - Beginning of Period	$2,515	$2,396
Provision for Loan Losses	65	40
Loan Charge-Offs	--	(151)
Recoveries	33	--
Balance - End of Period	$2,613	$2,285

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

The following tables present the grading of loans, segregated by class of loans, as of September 30, 2015 and June 30, 2015:

September 30, 2015	Pass	Special Mention	Substandard	Doubtful	Total
			(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$106,591	$218	$115	$--	$106,924
Commercial	59,719	346	218	--	60,283
Multi-Family Residential	15,135	--	--	--	15,135
Land	19,057	--	--	--	19,057
Construction	17,804	--	--	--	17,804
Equity and Second Mortgage	2,247	--	--	--	2,247
Equity Lines of Credit	21,656	--	--	--	21,656
Commercial Loans	28,348	--	--	--	28,348
Consumer Loans	310	--	--	--	310
Total	$270,867	$564	$333	$--	$271,764

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued) Credit Quality Indicators (continued)

June 30, 2015	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$103,207	$112	$13	$--	$103,332
Commercial	61,542	538	--	--	62,080
Multi-Family Residential	15,246	--	--	--	15,246
Land	19,866	--	--	--	19,866
Construction	17,620	--	--	--	17,620
Equity and Second Mortgage	2,460	--	--	--	2,460
Equity Lines of Credit	22,163	--	24	--	22,187
Commercial Loans	28,019	--	--	--	28,019
Consumer Loans	319	--	--	--	319

Total	$270,442	$650	$37	$--	$271,129

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

The following tables present an aging analysis of past due loans, segregated by class of loans, as of September 30, 2015 and June 30, 2015:

September 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Tota Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
				(In Thousands)

Real Estate Loans:
One- to Four-Family Residential	$1,954	$1,178	$289	$3,421	$103,503	$106,924	$276
Commercial	--	--	--	--	60,283	60,283	--
Multi-Family Residential	--	--	--	--	15,135	15,135	--
Land	570	--	--	570	18,487	19,057	--
Construction	--	--	--	--	17,804	17,804	--
Equity and Second Mortgage	--	--	--	--	2,247	2,247	--
Equity Lines of Credit	--	--	--	--	21,656	21,656	--
Commercial Loans	--	--	--	--	28,348	28,348	--
Consumer Loans	--	--	--	--	310	310	--
Total	$2,524	$1,178	$289	$3,991	$267,773	$271,764	$276

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.            Loans Receivable (continued)

Credit Quality Indicators (continued)

June 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$2,137	$1,100	$80	$3,317	$100,015	$103,332	$67
Commercial	--	--	--	--	62,080	62,080	--
Multi-Family Residential	--	--	--	--	15,246	15,246	--
Land	--	--	--	--	19,866	19,866	--
Construction	--	--	--	--	17,620	17,620	--
Equity and Second Mortgage	--	--	--	--	2,460	2,460	--
Equity Lines of Credit	--	--	--	--	22,187	22,187	--
Commercial Loans	--	--	--	--	28,019	28,019	--
Consumer Loans	3	--	--	3	316	319	--

Total	$2,140	$1,100	$80	$3,320	$267,809	$271,129	$67

Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings and designated as impaired.  There were no troubled debt restructurings as of September 30, 2015 or June 30, 2015.

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the three months ended September 30, 2015 was as follows:

	Real Estate Loans
September 30, 2015	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,195	$415	$103	$154	$146	$192	$305	$5	$2,515
Charge-Offs	--	--	--	--	--	--	--	--	--
Recoveries	33	--	--	--	--	--	--	--	33
Current Provision	129	6	(30)	(6)	(29)	(55)	51	(1)	65
Ending Balances	$1,357	$421	$73	$148	$117	$137	$356	$4	$2,613

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,357	421	73	148	117	137	356	4	2,613

Loans Receivable:
Ending Balances – Total	$106,924	$60,283	$15,135	$19,057	$17,804	$23,903	$28,348	$310	$271,764
Ending Balances:
Evaluated for Impairment:
Individually	333	564	--	--	--	--	--	--	897
Collectively	$106,591	$59,719	$15,135	$19,057	$17,804	$23,903	$28,348	$310	$270,867

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.            Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the year ended June 30, 2015 and three months ended September 30, 2014, was as follows:

	Real Estate Loans
June 30, 2015	1-4 Family Residential	Commercial	Multi-Family	Land	Construction	Home Equity Loans And Lines of Credit	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,224	$464	$128	$168	$105	$99	$202	$6	$2,396
Charge-Offs	(181)	--	--	--	--	--	--	--	(181)
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	152	(49)	(25)	(14)	41	93	103	(1)	300
Ending Balances	$1,195	$415	$103	$154	$146	$192	$305	$5	$2,515

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,195	415	103	154	146	192	305	5	2,515

Loans Receivable:
Ending Balances - Total	$103,332	$62,080	$15,246	$19,866	$17,620	$24,647	$28,019	$319	$271,129
Ending Balances:
Evaluated for Impairment:
Individually	125	537	--	--	--	25	--	--	687
Collectively	$103,207	$61,543	$15,246	$19,866	$17,620	$24,622	$28,019	$319	$270,442

	Real Estate Loans
September 30, 2014	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,224	$464	$128	$168	$105	$99	$202	$6	$2,396
Charge-Offs	(151)	--	--	--	--	--	--	--	(151)
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	96	(108)	(56)	12	22	29	45	--	40
Ending Balances	$1,169	$356	$72	$180	$127	$128	$247	$6	$2,285

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,169	356	72	180	127	128	247	6	2,285

Loans Receivable:
Ending Balances - Total	$96,279	$55,554	$15,967	$22,513	$13,366	$19,698	$27,032	$411	$250,820
Ending Balances:
Evaluated for Impairment:
Individually	128	617	--	--	--	27	--	--	772
Collectively	$96,151	$54,937	$15,967	$22,513	$13,366	$19,671	$27,032	$411	$250,048

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.            Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present loans individually evaluated for impairment, segregated by class of loans, as of September 30, 2015 and June 30, 2015:

September 30, 2015	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$333	$333	$--	$333	$--	$347
Commercial	564	564	--	564	--	587
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	--	--	--	--	--	--
Consumer Loans	--	--	--	--	--	--

Total	$897	$897	$--	$897	$--	$934

June 30, 2015	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$125	$125	$--	$125	$--	$133
Commercial	537	537	--	537	--	556
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	25	25	--	25	--	25
Commercial Loans	--	--	--	--	--	--
Consumer Loans	--	--	--	--	--	--

Total	$687	$687	$--	$687	$--	$714

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status.

There was no interest income recognized on non-accrual loans during the three months ended September 30, 2015 or year ended June 30, 2015. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the three months ended September 30, 2015 and year ended June 30, 2015 was approximately $286 and $1,058, respectively.

4.            Deposits

Deposits at September 30, 2015 and June 30, 2015 consist of the following classifications:

	September 30, 2015	June 30, 2015
	(In Thousands)
Non-Interest Bearing	$44,252	$45,024
NOW Accounts	34,489	31,214
Money Markets	47,206	45,593
Passbook Savings	20,938	18,435
	146,885	140,266

Certificates of Deposit	146,389	145,972

Total Deposits	$293,274	$286,238

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.            Earnings Per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three months ended September 30, 2015 and 2014 were calculated as follows:

	Three Months Ended September 30,
	2015	2014
	(In Thousands, Except Per Share Data)

Net income	$941	$823

Weighted average shares outstanding - basic	1,927	2,006
Effect of dilutive common stock equivalents	64	52
Adjusted weighted average shares outstanding - diluted	1,991	2,058

Basic earnings per share	$0.49	$0.41
Diluted earnings per share	$0.47	$0.40

For the three months ended September 30, 2015 and 2014, there were outstanding options to purchase 204,137 and 228,259 shares, respectively, at a weighted average exercise price of $15.07 and $14.68 per share, respectively. For the quarter ended September 30, 2015, 63,662 options, were included in the computation of diluted earnings per share.

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended September 30,
	2015	2014
	(In Thousands)
Average common shares issued	2,106	3,062
Average unearned ESOP shares	(143)	(154)
Average unearned RRP shares	(36)	(50)
Average treasury shares	--	(852)

Weighted average shares outstanding	1,927	2,006

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.            Stock – Based Compensation (continued)

Recognition and Retention Plan (continued)

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement (the "2011 Recognition Plan", together with the 2005 Recognition  Plan, the  "Recognition  Plan") as  an  incentive  to  retain  personnel  of  experience and ability in key positions.  The aggregate number of shares of the Company's common stock available for award under the 2011 Recognition Plan totaled 77,808 shares, all of which were awarded as of September 30, 2015.

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

The Recognition Plan cost is recognized over the five year vesting period. During the three months ended September 30, 2015, the Company recognized $59,000 in expense related to the Recognition Plans.

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

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan (the "2011 Option Plan", together with the 2005 Option Plan, the "Option Plans") for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2011 Option Plan totaled 194,522, all of which were awarded as of September 30, 2015.  Both incentive stock options and non-qualified stock options may be granted under the 2011 Option Plan.

On August 18, 2005, the Company granted 158,858 options (as adjusted for the conversion described in Note 1) to directors and employees.  Under the Option Plan, the exercise price of each option cannot be less than the fair market value of the underlying common stock as of the date of the option grant, which was $10.82 (as adjusted), and the maximum term is ten years.  As of August 18, 2015 all of the awards were either exercised or forfeited.  On August 19, 2010 and July 31, 2014, the Company granted 21,616 options and 2,133 options, respectively, under the 2005 Option Plan that were previously forfeited (as adjusted for the conversion), at an exercise price of $10.93 and $18.92 per share, respectively.  On January 31, 2012 and July 31, 2014, 165,344 options and 29,178 options, respectively, were granted to directors and employees at an exercise price of $14.70 and $18.92 per share, respectively, under the 2011 Option Plan.  As of September 30, 2015 there were no stock options available for future grant under the 2005 Option Plan or the 2011 Option Plan.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.            Stock – Based Compensation (continued)

Stock Incentive Plan

On November 12, 2014, the shareholders of the Company approved the adoption of the Company's 2014 Stock Incentive Plan (the "Stock Incentive Plan") for the benefit of employees and non-employee directors as an incentive to contribute to the success of the Company and reward employees for outstanding performance and the attainment of targeted goals.  There are undetermined amount of unawarded shares under the 2014 Stock Incentive Plan.  The  Stock  Incentive  Plan  covers  a  total  of  150,000  shares, of which no more than 37,500 shares, or 25% of the plan, may be share rewards.  The balance of the plan is reserved for stock option awards which would total 112,500 stock options assuming all the share awards are issued. All incentive stock options granted under the Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  As of September 30, 2015, there were no share awards or stock options granted pursuant to the Stock Incentive Plan.  On October 26, 2015, the Company granted a total of 34,500 plan share awards and 103,500 stock options to directors, officers, and other key employees.

7.            Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amounts of $3.7 million and $3.8 million at September 30, 2015 and June 30, 2015, respectively.

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

The carrying amount and estimated fair values of the Company's financial instruments were as follows:

	September 30, 2015		June 30, 2015
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$22,780	$22,780	$21,166	$21,166
Securities Available-for-Sale	41,549	41,549	44,885	44,885
Securities to be Held-to-Maturity	1,502	1,502	2,010	2,010
Loans Held-for-Sale	10,948	10,948	14,203	14,203
Loans Receivable	268,982	267,717	268,427	267,157

Financial Liabilities
Deposits	293,374	272,950	286,238	266,412
Advances from FHLB	26,351	26,578	38,411	38,751

Off-Balance Sheet Items
Mortgage Loan Commitments	320	320	290	290

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.            Fair Value Disclosures (continued)

Fair values of assets and liabilities measured on a recurring basis at September 30, 2015 and June 30, 2015 are as follows:

	Fair Value Measurements Using:
September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$273	$--	$273
FNMA	--	25,801	--	25,801
GNMA	--	15,475	--	15,475

Total	$--	$41,549	$--	$41,549

	Fair Value Measurements Using:
June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$284	$--	$284
FNMA	--	27,807	--	27,807
GNMA	--	16,794	--	16,794

Total	$--	$44,885	$--	$44,885

9.            Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2015.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Home Federal Bank operates from its main office in Shreveport, Louisiana, four full service branch offices and an administrative office located in Shreveport and Bossier City, Louisiana.  The Company's primary market area is the Shreveport-Bossier City metropolitan area.  The Company offers security brokerage and advisory services through a third party provider at its agency office, which also serves as the office for the commercial lending division and as a loan production office.

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

Discussion of Financial Condition Changes from June 30, 2015 to September 30, 2015

General

At September 30, 2015, total assets amounted to $366.1 million compared to $369.8 million at June 30, 2015, a decrease of approximately $3.7 million, or 1.0%. The decrease in assets was comprised primarily of decreases in investment securities of $3.8 million, or 8.2%, from $46.9 million at June 30, 2015, to $43.1 million at September 30, 2015, and a decrease in loans held-for-sale of $3.3 million, or 22.9%, from $14.2 million at June 30, 2015 to $10.9 million at September 30, 2015.  These decreases were partially offset by increases in cash and cash equivalents of $1.6 million, or 7.6%, from $21.2 million at June 30, 2015 to $22.8 million at September 30, 2015, premises and equipment, net of $1.2 million, or 11.7%, from $10.2 million at June 30, 2015 to $11.4 million at September 30, 2015, and an increase in loans receivable, net of $555,000, or 0.2%, from $268.4 million at June 30, 2015 to $269.0 million at September 30, 2015.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2015 to September 30, 2015 (continued)

Cash and Cash Equivalents

Cash and cash equivalents increased $1.6 million, or 7.6%, from $21.2 million at June 30, 2015 to $22.8 million at September 30, 2015. The $1.6 million increase in cash and cash equivalents was due in large part to normal fluctuations in cash balances.

Loans Receivable, Net

Loans receivable, net, increased by $555,000, or 0.2%, to $269.0 million at September 30, 2015 compared to $268.4 million at June 30, 2015.  During the three months ended September 30, 2015, our total loan originations amounted to $56.7 million compared to $71.9 million for the three months ended September 30, 2014.  The increase in loans receivable, net, was primarily due to increases in one- to four-family residential loans of $3.6 million, commercial business loans of $329,000, and residential construction loans of $184,000, partially offset by decreases in commercial real estate loans of $1.8 million, land loans of $809,000, home equity lines of credit of $531,000, equity and second mortgage loans of $213,000, multi-family residential loans of $111,000, and consumer and other loans of $9,000.

Loans Held-for-Sale

Loans held-for-sale decreased $3.3 million, or 22.9%, from $14.2 million at June 30, 2015 to $10.9 million at September 30, 2015.  The decrease in loans held-for-sale results primarily from a decrease at September 30, 2015 in receivables from financial institutions purchasing the Company's loans held-for-sale and a decrease in the origination volume during the first quarter of fiscal 2016.

Investment Securities

Investment securities amounted to $43.1 million at September 30, 2015 compared to $46.9 million at June 30, 2015, a decrease of $3.8 million, or 8.2%. The decrease in investment securities was primarily due to principal payments on mortgage backed securities of $3.3 million and Federal Home Loan Bank stock redemptions of $509,000.

Premises and Equipment, Net

Premises and equipment, net, increased $1.2 million, or 11.7%, to $11.4 million at September 30, 2015, compared to $10.2 million at June 30, 2015, primarily due to the completion costs on a new branch building in Bossier City and the acquisition of real estate for a future branch location in the North Shreveport area.

Asset Quality

At September 30, 2015, the Company had $289,000 of non-performing assets compared to $80,000 of non-performing assets at June 30, 2015, consisting of four single-family residential loans at September 30, 2015, compared to two single family residential loans at June 30, 2015.  We had $333,000 of loans classified as substandard at September 30, 2015, consisting of two single-family residential loans in the amount of $115,000 and one commercial real estate loan in the amount of $218,000, compared to $37,000 of loans classified as substandard at June 30, 2015, consisting of one single-family residential loan in the amount of $13,000 and one line of credit in the amount of $24,000.  The Company had no loans classified as doubtful at September 30, 2015 or June 30, 2015.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2015 to September 30, 2015 (continued)

Total Liabilities

Total liabilities decreased $4.3 million, or 1.3%, from $326.4 million at June 30, 2015, to $322.1 million at September 30, 2015, primarily due to a decrease in advances from the Federal Home Loan Bank of Dallas of $12.1 million, or 31.4%, to $26.4 million at September 30, 2015, compared to $38.4 million at June 30, 2015, partially offset by an increase in total deposits of $7.0 million, or 2.5%, to $293.3 million at September 30, 2015, compared to $286.2 million at June 30, 2015.  The increase in deposits was primarily due to a $3.3 million, or 10.5%, increase in NOW accounts from $31.2 million at June 30, 2015 to $34.5 million at September 30, 2015, a $2.5 million, or 13.6%, increase in savings deposits from $18.4 million at June 30, 2015 to $20.9 million at September 30, 2015, a $1.6 million, or 3.5%, increase in money market deposits from $45.6 million at June 30, 2015 to $47.2 million at September 30, 2015, and a $417,000, or 0.3%, increase in certificates of deposit from $146.0 million at June 30, 2015 to $146.4 million at September 30, 2015, partially offset by a decrease of $772,000, or 1.7%, in non-interest bearing demand deposits from $45.0 million at June 30, 2015 to $44.3 million at September 30, 2015.  At both September 30, 2015 and June 30, 2015, the Company had $12.7 million in brokered deposits. The Company utilizes brokered certificates of deposit as a component of its strategy for lowering Home Federal Bank's overall cost of funds. The brokered certificates of deposit which have maturity dates greater than twelve months are callable by Home Federal Bank after twelve months pursuant to early redemption provisions.

Shareholders' Equity

Shareholders' equity increased $633,000, or 1.5%, to $44.0 million at September 30, 2015, from $43.4 million at June 30, 2015.  The primary reasons for the increase in shareholders' equity from June 30, 2015, were net income of $941,000, the vesting of restricted stock awards, stock options and the release of employee stock ownership plan shares totaling $160,000 and proceeds from the issuance of common stock from the exercise of stock options of $50,000.  These increases in shareholders' equity were partially offset by dividends paid totaling $169,000, acquisition of Company stock of $299,000 and a decrease in the Company's accumulated other comprehensive income of $50,000.  The Company's book value per share increased from $20.57 at June 30, 2015 to $20.96 at September 30, 2015 based on shares outstanding of 2,100,241 and 2,109,606, respectively.

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency ("OCC").  At September 30, 2015, Home Federal Bank's regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2015 and 2014

General

Net income amounted to $941,000 for the three months ended September 30, 2015 compared to $823,000 for the same period in 2014, an increase of $118,000 or 14.3%.  The increase was primarily due to a $203,000, or 6.8%, increase in net interest income, and a $283,000, or 45.0%, increase in non-interest income, partially offset by an increase of $296,000, or 12.7%, in non-interest expense, a $47,000, or 11.6%, increase in income tax expense and a $25,000, or 62.5%, increase in the provision of loan losses for the 2015 period compared to the same period in 2014.

The increase in net interest income for the three months ended September 30, 2015 was primarily due to an increase in total interest income, partially offset by an increase in the Company's cost of funds for the three months ended September 30, 2015, compared to the prior year period.  The increase in non-interest expense was primarily due to increases in compensation and benefit expense, deposit insurance premiums, other non-interest expense, franchise and bank shares tax expense, loan and collection expense, data processing expense, and occupancy and equipment expense, partially offset by decreases in advertising expense, audit and examination fees, and legal fees.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Month Periods Ended September 30, 2015 and 2014 (continued)

Net Interest Income

Net interest income for the three months ended September 30, 2015 was $3.2 million, an increase of $203,000, or 6.8%, in comparison to $3.0 million for the three months ended September 30, 2014.  This increase was primarily due to an increase of $290,000, or 8.2%, in total interest income, partially offset by an increase of $87,000, or 15.0%, in the Company's cost of funds. The cost of funds from Federal Home Loan Bank borrowings increased $17,000, or 37.8%, compared to the prior year three month period while interest paid on deposits increased $70,000, or 13.1%, compared to the prior year three month period.

The Company's average interest rate spread was 3.45% for the three months ended September 30, 2015, compared to 3.63% for the three months ended September 30, 2014.  The Company's net interest margin was 3.65% for the three months ended September 30, 2015 compared to 3.83% for the three months ended September 30, 2014.  The decreases in net interest margin and average interest rate spread for the three month period are attributable primarily to a higher volume of average interest-earning assets and a decrease of 16 basis points in the weighted-average yield on interest-earning assets.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market area and other factors related to the collectability of Home Federal Bank's loan portfolio, a provision for loan losses of $65,000 was made during the three months ended September 30, 2015, compared to a $40,000 provision made during the three months ended September 30, 2014. The allowance for loan losses was $2.6 million, or 0.96% of total loans receivable, at September 30, 2015 compared to $2.3 million, or 0.91%, of total loans receivable at September 30, 2014.  At September 30, 2015, Home Federal Bank had four non-performing loans in the aggregate amount of $289,000 and no other non-performing assets or troubled-debt restructurings. At June 30, 2015, Home Federal had two non-performing loans in the amount of $80,000. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future.

Non-interest Income

Total non-interest income amounted to $912,000 for the three months ended September 30, 2015, an increase of $283,000 or 45.0% compared to $629,000 for the same period in 2014.  The increase was due to an increase of $253,000 in gain on sale of loans and $33,000 in service charges on deposit accounts, partially offset by decreases of $2,000 in other non-interest income, and $1,000 in income on bank owned life insurance compared to the same period in 2014.

Non-interest Expense

Total non-interest expense increased $296,000, or 12.7%, for the three months ended September 30, 2015 compared to the prior year period.  The increase in non-interest expense was primarily due to increases of $208,000 in compensation and benefits expense, $29,000 in deposit insurance premiums, $23,000 in other non-interest expense, $18,000 in franchise and bank shares tax expense, $17,000 in loan collection expense, $11,000 in data processing expense, and $10,000 in occupancy and equipment expense.  These increases were partially offset by decreases of $14,000 in advertising expense, $3,000 in audit and examination fees, and $3,000 in legal fees.

The increases in compensation and benefits expense were a result of normal compensation and benefits increases, including stock option and recognition and retention plan expense, and the hiring of additional commercial and residential loan officers.  The aggregate compensation expense recognized by the Company for its Stock Option, ESOP and Recognition and Retention Plans amounted to $165,000 for the three months ended September 30, 2015, compared to $157,000 for the three months ended September 30, 2014.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Month Periods Ended September 30, 2015 and 2014 (continued)

The Louisiana bank shares tax is assessed on the Bank's equity and earnings.  For the three months ended September 30, 2015, the Company recognized franchise and bank shares tax expense of $91,000 compared to $73,000 for the same period in 2014.

Income Taxes

Income taxes amounted to $451,000 for the three months ended September 30, 2015, resulting in an effective tax rate of 32.4%. Income taxes amounted to $404,000 for the three months ended September 30, 2014, resulting in an effective tax rate of 32.9%.  The decrease in the effective income tax rate for the three months ended September 30, 2015, compared to the prior year period, is primarily the result of the effect of non-taxable income and bad debt deductions resulting in a 0.5% decrease, in rate for the three months ended September 30, 2015.

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

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities	$43,970	$201	1.82%	$53,820	$245	1.82%
Loans receivable	284,158	3,636	5.12	252,870	3,307	5.23
Interest-earning deposits	20,346	8	0.17	4,191	3	0.28
Total interest-earning assets	348,474	3,845	4.41	310,881	3,555	4.57
Non-interest-earning assets	23,154			22,595
Total assets	$371,628			$333,476
Interest-bearing liabilities:
Savings accounts	20,169	17	0.35	12,788	6	0.20
NOW accounts	35,172	77	0.87	26,227	45	0.69
Money market accounts	47,701	38	0.32	45,002	41	0.36
Certificate accounts	145,756	473	1.30	125,386	443	1.41
Total deposits	248,798	605	0.97	209,403	535	1.02
Other Borrowings	--	--	--	--	--	--
FHLB advances	30,371	62	0.82	36,608	45	0.49
Total interest-bearing liabilities	279,169	667	0.96%	246,011	580	0.94%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	44,087			38,805
Other liabilities	2,520			2,278
Total liabilities	325,776			287,094
Total Stockholders' Equity(1)	45,852			46,382

Total liabilities and equity	$371,628			$333,476

Net interest-earning assets	$69,305			$64,870

Net interest income; average interest rate spread(2)		$3,178	3.45%		$2,975	3.63%
Net interest margin(3)			3.65%			3.83%
Average interest-earning assets to average interest-bearing liabilities			124.83%			126.37%
 __________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Month Periods Ended September 30, 2015 and 2014 (continued)

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  Home Federal Bank's deposit accounts with the Federal Home Loan Bank of Dallas amounted to $1.5 million at September 30, 2015.

A significant portion of Home Federal Bank's liquidity consists of securities classified as available-for-sale and cash and cash equivalents.   Home Federal Bank's primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At September 30, 2015, Home Federal Bank had $26.4 million in advances from the Federal Home Loan Bank of Dallas and had $121.1 million in additional borrowing capacity.  Additionally, at September 30, 2015, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $15.1 million. There were no amounts purchased under this agreement as of September 30, 2015.

At September 30, 2015, Home Federal Bank had outstanding loan commitments of $32.0 million to originate loans.  At September 30, 2015, certificates of deposit scheduled to mature in less than one year totaled $63.5 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale as needed.

At September 30, 2015, Home Federal Bank exceeded each of its regulatory capital requirements with tangible, common equity Tier 1, core and risk-based capital ratios of 11.83%, 17.81%, 11.83% and 18.89%, respectively.

Off-Balance Sheet Arrangements

At September 30, 2015, the Company did not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules.

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

ITEM 1A.                      RISK FACTORS

Not applicable.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 2.                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities

The Company's repurchases of its common stock made during the quarter ended September 30, 2015 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2015 – July 31, 2015	--	$--	--	62,905
August 1, 2015 – August 31, 2015	6,425	21.86	6,425	56,480
September 1, 2015 –September 30, 2015	7,000	21.91	7,000	49,480
Total	13,425	$21.89	13,425	49,480
______________
Notes to this table:

(a)	On February 11, 2015, the Company announced by press release a repurchase program to repurchase up to 108,000 shares, or approximately 5.0% of the Company's then outstanding shares of common stock. The repurchase program does not have an expiration date.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: November 10, 2015	By:	/s/Glen W. Brown
Glen W. Brown
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and
accounting officer)