Form 10-Q
period 2015-12-31
Home Federal Bancorp, Inc. of Louisiana
filed 2016-02-11
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	December 31, 2015
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

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
[ ] Yes [X] No
Shares of common stock, par value $.01 per share, outstanding as of February 10, 2016: The registrant had 2,003,751 shares of common stock outstanding.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	December 31, 2015	June 30, 2015
	(Dollars In Thousands)
ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $22,276 and $16,105 for December 31, 2015 and June 30, 2015, Respectively)	$24,361	$21,166
Securities Available-for-Sale	38,914	44,885
Securities Held-to-Maturity	1,504	2,010
Loans Held-for-Sale	6,873	14,203
Loans Receivable, Net of Allowance for Loan Losses of $2,650 and $2,515, Respectively	268,415	268,427
Accrued Interest Receivable	960	927
Premises and Equipment, Net	11,863	10,188
Bank Owned Life Insurance	6,446	6,365
Deferred Tax Asset	1,015	824
Other Real Estate Owned	--	40
Other Assets	630	798

Total Assets	$360,981	$369,833

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$288,900	$286,238
Advances from Borrowers for Taxes and Insurance	300	578
Advances from Federal Home Loan Bank of Dallas	26,289	38,411
Other Borrowings	1,500	--
Other Accrued Expenses and Liabilities	1,163	1,220
Total Liabilities	318,152	326,447

STOCKHOLDERS' EQUITY
Preferred Stock – 10,000,000 Shares of $.01 Par Value Authorized; None Issued and Outstanding	--	--
Common Stock – 40,000,000 Shares of $.01 Par Value Authorized; 2,037,861 and 2,109,606 shares Issued and Outstanding at December 31, 2015 and June 30, 2015, respectively	24	25
Additional Paid-in Capital	33,658	33,375
Unearned ESOP Stock	(1,388)	(1,445)
Unearned RRP Trust Stock	(460)	(333)
Retained Earnings	11,147	11,664
Accumulated Other Comprehensive Income	(152)	100

Total Stockholders' Equity	42,829	43,386

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$360,981	$369,833

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31
	2015	2014	2015	2014
	(In Thousands, Except per Share Data)
INTEREST INCOME
Loans, Including Fees	$3,541	$3,436	$7,177	$6,744
Investment Securities	1	2	3	3
Mortgage-Backed Securities	189	283	384	527
Other Interest-Earning Assets	21	2	33	4
Total Interest Income	3,752	3,723	7,597	7,278

INTEREST EXPENSE
Deposits	599	552	1,204	1,087
Federal Home Loan Bank Borrowings	63	66	125	111
Other Bank Borrowings	7	-	7	-
Total Interest Expense	669	618	1,336	1,198
Net Interest Income	3,083	3,105	6,261	6,080

PROVISION FOR LOAN LOSSES	26	80	91	120
Net Interest Income after Provision for Loan Losses	3,057	3,025	6,170	5,960

NON-INTEREST INCOME
Gain on Sale of Loans	428	415	1,154	887
Gain on Sale of Securities	-	10	-	10
Income on Bank Owned Life Insurance	40	41	80	83
Service Charges on deposit accounts	139	113	272	213
Other Income	13	15	26	31
Total Non-Interest Income	620	594	1,532	1,224

NON-INTEREST EXPENSE
Compensation and Benefits	1,601	1,445	3,310	2,947
Occupancy and Equipment	276	269	514	498
Data Processing	147	124	277	243
Audit and Examination Fees	83	49	133	101
Franchise and Bank Shares Tax	91	47	181	122
Advertising	65	60	126	135
Legal Fees	151	134	218	203
Loan Collection	34	50	117	117
Deposit Insurance Premium	60	44	120	75
Other Expense	158	153	303	272
Total Non-Interest Expense	2,666	2,375	5,299	4,713
Income Before Income Taxes	1,011	1,244	2,403	2,471

PROVISION FOR INCOME TAX EXPENSE	330	409	781	813
Net Income	$681	$835	$1,622	$1,658
EARNINGS PER COMMON SHARE:
Basic	$0.36	$0.42	$0.85	$0.83
Diluted	$0.35	$0.41	$0.83	$0.81
DIVIDENDS DECLARED	$0.08	$0.07	$0.16	$0.14

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014
	(In Thousands)		(In Thousands)

Net Income	$681	$835	$1,622	$1,658

Other Comprehensive Income (Loss), Net of Tax
Unrealized Holding Gain (Loss) on Securities Available-for-Sale, Net of Tax of $104 and $131 in 2015, respectively, and $68 and $12 in 2014, respectively	(202)	132	(252)	(24)
Reclassification Adjustment for Gain Included in Net Income, Net of Tax of $5 and $6 in 2014, respectively	-	(9)	-	(11)
Net Other Comprehensive Income (Loss)	202)	123	(252)	(35)
Total Comprehensive Income	$479	$958	$1,370	$1,623

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock		Unearned RRP Trust Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
					(In Thousands)
BALANCE – June 30, 2014	$34	$32,853		$(1,561)	$(609)	$27,588	$(15,698)	$172	$42,779

Net Income	--	--		--	--	1,658	--	--	1,658

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--		--	--	--	--	(35)	(35)

RRP Shares Earned	--	--		--	10	--	--	--	10

Stock Options Vested	--	88		--	--	--	--	--	88

Common Stock Issuance for Stock Option Exercises	--	42		--	--	--	--	--	42

ESOP Compensation Earned	--	54		58	--	--	--	--	112

Company Stock Purchased	--	--		--	--	--	(1,052)	--	(1,052)

Dividends Declared	--	--		--	--	(310)	--	---	(310)

BALANCE – December 31, 2014	$34	$33,037	$	(1,503)	$(599)	$28,936	$(16,750)	$137	$43,292

BALANCE – June 30, 2015	$25	$33,375		$(1,445)	$(333)	$11,664	$--	$100	$43,386

Net Income	--	--		--	--	1,622	--	--	1,622

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--		--	--	--	--	(252)	(252)

RRP Shares Earned	--	27		--	(127)	--	--	--	(100)

Stock Options Vested	--	97		--	--	--	--	--	97

Common Stock Issuance for Stock Option Exercises	--	88		--	--	--	--	--	88

ESOP Compensation Earned	--	71		57	--	--	--	--	128

Company Stock Purchased	(1)	--		--	--	(1,802)	--	--	(1,803)

Dividends Declared	--	--		--	--	(337)	--	--	(337)

BALANCE – December 31, 2015	$24	$33,658		$(1,388)	$(460)	$11,147	$--	$(152)	$42,829

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2015	2014
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,622	$1,658
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
Net Amortization and Accretion on Securities	9	7
Gain on Sale of Securities	--	(10)
Gain on Sale of Loans	(1,154)	(887)
Amortization of Deferred Loan Fees	(38)	(101)
Depreciation of Premises and Equipment	196	179
ESOP Expense	128	112
Stock Option Expense	97	88
RRP and Share Award Expense	140	117
Deferred Income Tax	(61)	(6)
Provision for Loan Losses	91	120
Increase in Cash Surrender Value on Bank Owned Life Insurance	(80)	(83)
Bad Debt Recovery	44	--
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(46,759)	(40,827)
Loans Held-for-Sale – Sale and Principal Repayments	55,242	41,329
Accrued Interest Receivable	(33)	23
Other Operating Assets	208	(138)
Other Operating Liabilities	(324)	(281)

Net Cash Provided by Operating Activities	9,328	1,300

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(88)	(20,611)
Deferred Loan Fees Collected	3	7
Acquisition of Premises and Equipment	(1,871)	(1,810)
Activity in Available-for-Sale Securities:
Proceeds from Sale of Securities	--	1,964
Principal Payments on Mortgage-Backed Securities	5,578	5,464
Purchases of Securities	--	(9,843)
Activity in Held-to-Maturity Securities:
Redemption Proceeds	509	297
Purchases of Securities	(3)	(908)

Net Cash Provided by (Used In) Investing Activities	4,128	(25,440)

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	December 31,
	2015	2014
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	$2,662	$	(19,531)
Proceeds from Federal Home Loan Bank Advances	44,000		523,700
Repayments of Advances from Federal Home Loan Bank	(56,122)		(487,567)
Net Increase in Advances from Borrowers for Taxes and Insurance	(278)		(164)
Dividends Paid	(337)		(310)
Company Stock Purchased	(1,796)		(1,031)
Proceeds from Stock Options Exercised	83		21
Proceeds from other Bank Borrowings	1,500		--
Recognition and Retention Plan Share Distributions	27		--

Net Cash (Used in) Provided by Financing Activities	(10,261)		15,118

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,195		(9,022)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	21,166		13,633

CASH AND CASH EQUIVALENTS - END OF PERIOD	$24,361		$4,611

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$1,343		$1,153
Income Taxes Paid	865		785
Market Value Adjustment for Loss on Securities Available-for-Sale	(383)		(53)

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.            Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the "Company") and its subsidiary, Home Federal Bank ("Home Federal Bank" or the "Bank").  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six month period ended December 31, 2015, is not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2016.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2015.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank's customers by five full service banking offices and home office, located in Caddo and Bossier Parishes, Louisiana.  Construction has begun on a new North Shreveport branch location expected to open in April 2016. The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of December 31, 2015, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

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

Stockholders' Equity

On January 1, 2015, the Louisiana Business Corporation Act (the Act) became effective.  Under the provisions of the Act, there is no concept of "Treasury Shares".  Rather, shares purchased by the Company constitute authorized but unissued shares.  Under Accounting Standards Codification (ASC) 505-30, Treasury Stock, accounting for treasury stock shall conform to state law.  Accordingly, the Company's Consolidated Statements of Financial Condition as of June 30, 2015 and December 31, 2015 reflect this change.  The cost of shares purchased by the Company has been allocated to Common Stock and Retained Earnings balances.

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate - Collateralized Consumer Mortgage Loans upon Foreclosure.  The guidance within ASU 2014-04 clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the amendments require interim and annual disclosure of both (a) the amount of foreclosed residential real estate property held by the creditor and (b) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  ASU 2014-04 is effective for public business entities for annual periods beginning after December 15, 2014.  The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606):  Revenue from Contracts with Customers.  The amendments in ASU 2014-09 supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance.  The general principle of ASU 2014-09 requires an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration of which the entity expects to be entitled in exchange for those goods or services.  The guidance sets forth a five step approach to be utilized for revenue recognition.  The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Management is currently assessing the impact to the Company's consolidated financial statements.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

1.	Summary of Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

beginning after December 15, 2014.  The disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings are required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015.  The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718):  Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  This guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  ASU 2014-12 is effective for annual and interim periods beginning after December, 15, 2015.  The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU 2014-13, Consolidation (Topic 810):  Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.  The amendments of ASU 2014-13 allow for a reporting entity that consolidates a collateralized financing entity within the scope of the guidance to elect to measure the financial assets and the financial liabilities of that collateralized financing entity using the measurement alternative.  Under the measurement alternative, the reporting entity should measure both the financial assets and the financial liabilities of that collateralized financing entity in its consolidated financial statements using the more observable of the fair value of the financial assets and the fair value of the financial liabilities.  The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40).  The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is non-separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor, and make a claim on the guaranty, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  This Update did not have a significant impact on the Company's consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates the concept of extraordinary item from U.S. GAAP and the need for entities to evaluate whether transactions or events are both unusual in nature and infrequently occurring. However, the ASU does not affect the reporting and disclosure requirements for an event or transaction that is unusual in nature or that occurs infrequently. The amendments in Update 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU eliminates the requirement to retrospectively account for changes to provisional amounts initially recorded in a business combination.  ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined, including the effect of the change in provisional amount as if the accounting had been completed at the acquisition date.  The provisions of this ASU are effective for fiscal years beginning after December 15, 2015, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date.  The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

1.            Summary of Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments.  The amendments in this Update supersede the guidance to classify equity securities with readily determinable fair values into different categories and require equity securities to be measured at fair value with changes in the fair value recognized through net income.  The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment.  The amendments in this Update also simplify the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period.  In addition, the amendments supersede the requirement to disclose the methods and significant assumptions used in calculating the fair value of financial instruments required to be disclosed for financial instruments measured at amortized cost on the balance sheet.  The amendments in this Update require public business entities that are required to disclose fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion consistent with Topic 820, Fair Value Measurement.

The provisions within this Update require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option.  This amendment excludes from net income gains or losses that the entity may not realize because those financial liabilities are not usually transferred or settled at their fair values before maturity.  The amendments in this Update require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements.

The amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

2.            Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$246	$14	$--	$260
FNMA Mortgage-Backed Certificates	24,242	483	324	24,401
GNMA Mortgage-Backed Certificates	14,657	3	407	14,253

Total Debt Securities	39,145	500	731	38,914

Total Securities Available-for-Sale	$39,145	$500	$731	$38,914

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
12,535 Shares – Federal Home Loan Bank	$1,254	$--	$--	$1,254
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	1,504	--	--	1,504

Total Securities Held-to-Maturity	$1,504	$--	$--	$1,504

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$267	$17	$--	$284
FNMA Mortgage-Backed Certificates	27,263	605	61	27,807
GNMA Mortgage-Backed Certificates	17,203	5	414	16,794

Total Debt Securities	44,733	627	475	44,885

Total Securities Available-for-Sale	$44,733	$627	$475	$44,885

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
17,600 Shares – Federal Home Loan Bank	$1,760	$--	$--	$1,760
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,010	--	--	2,010

Total Securities Held-to-Maturity	$2,010	$--	$--	$2,010

HOME FEDERAL BANCORP, INC. OF LOUISIANA

2.            Securities (continued)

The amortized cost and fair value of securities by contractual maturity at December 31, 2015, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In Thousands)
Debt Securities
Within One Year or Less	$--	$--	$--	$--
One through Five Years	148	152	--	--
After Five through Ten Years	83	86	--	--
Over Ten Years	38,914	38,676	--	--
	39,145	38,914	--	--

Other Equity Securities	--	--	1,504	1,504

Total	$39,145	$38,914	$1,504	$1,504

There were no sales of available-for-sale securities during the six months ended December 31, 2015.

The following tables show information pertaining to gross unrealized losses on securities available-for-sale for the six months ended December 31, 2015 and at June 30, 2015 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	December 31, 2015
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
Mortgage-Backed Securities	$306	$15,277	$425	$17,454

Total Securities Available-for-Sale	$306	$15,277	$425	$17,454

	June 30, 2015
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
Mortgage-Backed Securities	$61	$10,345	$414	$16,683

Total Securities Available-for-Sale	$61	$10,345	$414	$16,683

The Company's investment in equity securities consists primarily of FHLB stock, and shares of First National Bankers Bankshares, Inc. ("FNBB").  Management monitors its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

2.            Securities (continued)

At December 31, 2015, securities with a carrying value of $ 1.5 million were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $ 164.1 million were pledged to secure FHLB advances.

3.            Loans Receivable

Loans receivable are summarized as follows:

	December 31, 2015	June 30, 2015
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One- to Four-Family Residential	$109,464	$103,332
Commercial	60,184	62,080
Multi-Family Residential	15,022	15,246
Land	21,350	19,866
Construction	17,418	17,620
Equity and Second Mortgage	1,777	2,460
Equity Lines of Credit	17,074	22,187
	242,289	242,791

Commercial Loans	28,528	28,019
Consumer Loans
Loans on Savings Accounts	305	209
Automobile and Other Consumer Loans	95	110
Total Consumer and Other Loans	400	319
Total Loans	271,217	271,129

Less: Allowance for Loan Losses	(2,650)	(2,515)
Unamortized Loan Fees	(152)	(187)
Net Loans Receivable	$268,415	$268,427

Following is a summary of changes in the allowance for loan losses:

	Six Months Ended December 31,
	2015	2014
	(In Thousands)

Balance - Beginning of Period	$2,515	$2,396
Provision for Loan Losses	91	120
Loan Charge-Offs	--	(151)
Recoveries	44	--

Balance - End of Period	$2,650	$2,365

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

The following tables present the grading of loans, segregated by class of loans, as of December 31, 2015 and June 30, 2015:

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$109,174	$175	$115	$--	$109,464
Commercial	59,572	343	269	--	60,184
Multi-Family Residential	15,022	--	--	--	15,022
Land	21,350	--	--	--	21,350
Construction	17,418	--	--	--	17,418
Equity and Second Mortgage	1,777	--	--	--	1,777
Equity Lines of Credit	17,074	--	--	--	17,074
Commercial Loans	28,528	--	--	--	28,528
Consumer Loans	400	--	--	--	400
Total	$270,315	$518	$384	$--	$271,217

HOME FEDERAL BANCORP, INC. OF LOUISIANA

3. Loans Receivable (continued) Credit Quality Indicators (continued)
June 30, 2015	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$103,207	$112	$13	$--	$103,332
Commercial	61,542	538	--	--	62,080
Multi-Family Residential	15,246	--	--	--	15,246
Land	19,866	--	--	--	19,866
Construction	17,620	--	--	--	17,620
Equity and Second Mortgage	2,460	--	--	--	2,460
Equity Lines of Credit	22,163	--	24	--	22,187
Commercial Loans	28,019	--	--	--	28,019
Consumer Loans	319	--	--	--	319

Total	$270,442	$650	$37	$--	$271,129

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

The following tables present an aging analysis of past due loans, segregated by class of loans, as of December 31, 2015 and June 30, 2015:

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$2,734	$1,164	$248	$4,146	$105,318	$109,464	$235
Commercial	--	--	--	--	60,184	60,184	--
Multi-Family Residential	--	--	--	--	15,022	15,022	--
Land	563	--	--	563	20,787	21,350	--
Construction	--	--	--	--	17,418	17,418	--
Equity and Second Mortgage	--	--	--	--	1,777	1,777	--
Equity Lines of Credit	--	--	--	--	17,074	17,074	--
Commercial Loans	--	--	--	--	28,528	28,528	--
Consumer Loans	--	--	--	--	400	400	--
	$3,297	$1,164	$248	$4,709	$266,508	$271,217	$235

HOME FEDERAL BANCORP, INC. OF LOUISIANA

3.            Loans Receivable (continued)

Credit Quality Indicators (continued)

June 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$2,137	$1,100	$80	$3,317	$100,015	$103,332	$67
Commercial	--	--	--	--	62,080	62,080	--
Multi-Family Residential	--	--	--	--	15,246	15,246	--
Land	--	--	--	--	19,866	19,866	--
Construction	--	--	--	--	17,620	17,620	--
Equity and Second Mortgage	--	--	--	--	2,460	2,460	--
Equity Lines of Credit	--	--	--	--	22,187	22,187	--
Commercial Loans	--	--	--	--	28,019	28,019	--
Consumer Loans	3	--	--	3	316	319	--

Total	$2,140	$1,100	$80	$3,320	$267,809	$271,129	$67

Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings and designated as impaired.  There were no troubled debt restructurings as of December 31, 2015 or June 30, 2015.

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the six months ended December 31, 2015 was as follows:

	Real Estate Loans
December 31, 2015	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans And Lines of Credit	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,195	$415	$103	$154	$146	$192	$305	$5	$2,515
Charge-Offs	--	--	--	--	--	--	--	--	--
Recoveries	44	--	--	--	--	--	--	--	44
Current Provision	189	(6)	(21)	23	7	(75)	(28)	2	91
Ending Balances	$1,428	$409	$82	$177	$153	$117	$277	$7	$2,650

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,428	409	82	177	153	117	277	7	2,650

Loans Receivable:
Ending Balances - Total	$109,464	$60,184	$15,022	$21,350	$17,418	$18,851	$28,528	$400	$271,217
Ending Balances:
Evaluated for Impairment:
Individually	290	612	--	--	--	--	--	--	902
Collectively	$109,174	$59,572	$15,022	$21,350	$17,418	$18,851	$28,528	$400	$270,315

HOME FEDERAL BANCORP, INC. OF LOUISIANA

3.            Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the twelve months ended June 30, 2015 and the six months ended December 31, 2014, was as follows:

	Real Estate Loans
June 30, 2015	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans And Lines of Credit	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,224	$464	$128	$168	$105	$99	$202	$6	$2,396
Charge-Offs	(181)	--	--	--	--	--	--	--	(181)
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	152	(49)	(25)	(14)	41	93	103	(1)	300
Ending Balances	$1,195	$415	$103	$154	$146	$192	$305	$5	$2,515

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,195	415	103	154	146	192	305	5	2,515

Loans Receivable:
Ending Balances - Total	$103,332	$62,080	$15,246	$19,866	$17,620	$24,647	$28,019	$319	$271,129
Ending Balances:
Evaluated for Impairment:
Individually	125	537	--	--	--	25	--	--	687
Collectively	$103,207	$61,543	$15,246	$19,866	$17,620	$24,622	$28,019	$319	$270,442

	Real Estate Loans
December 31, 2014	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans And Lines of Credit	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,224	$464	$128	$168	$105	$99	$202	$6	$2,396
Charge-Offs	(151)	--	--	--	--	--	--	--	(151)
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	73	(89)	(49)	19	49	59	59	(1)	120
Ending Balances	$1,146	$375	$79	$187	$154	$158	$261	$5	$2,365

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,146	375	79	187	154	158	261	5	2,365

Loans Receivable:
Ending Balances - Total	$98,472	$55,787	$15,845	$23,283	$16,228	$24,150	$28,607	$345	$262,717
Ending Balances:
Evaluated for Impairment:
Individually	127	609	--	--	--	27	--	--	763
Collectively	$98,345	$55,178	$15,845	$23,283	$16,228	$24,123	$28,607	$345	$261,954

HOME FEDERAL BANCORP, INC. OF LOUISIANA

3.            Loans Receivable (continued)

Credit Quality Indicators (continued)

The following table's present loans individually evaluated for impairment, segregated by class of loans, as of December 31, 2015 and June 30, 2015:

December 31, 2015	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$290	$290	$--	$290	$--	$298
Commercial	612	612	--	612	--	590
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	--	--	--	--	--	--
Consumer Loans	--	--	--	--	--	--

Total	$902	$902	$--	$902	$--	$888

June 30, 2015	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$125	$125	$--	$125	$--	$133
Commercial	537	537	--	537	--	556
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	25	25	--	25	--	25
Commercial Loans	--	--	--	--	--	--
Consumer Loans	--	--	--	--	--	--

Total	$687	$687	$--	$687	$--	$714

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status.

There was no interest income recognized on non-accrual loans during the six months ended December 31, 2015 or year ended June 30, 2015. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the six months ended December 31, 2015 and year ended June 30, 2015 was $517 and $1,058, respectively.

4.            Deposits

Deposits at December 31, 2015 and June 30, 2015 consist of the following classifications:

	December 31, 2015	June 30, 2015
	(In Thousands)
Non-Interest Bearing	$42,896	$45,024
NOW Accounts	34,263	31,214
Money Market	45,357	45,593
Passbook Savings	22,452	18,435
	144,968	140,266

Certificates of Deposit	143,932	145,972

Total Deposits	$288,900	$286,238

HOME FEDERAL BANCORP, INC. OF LOUISIANA

5.            Earnings Per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three and six months ended December 31, 2015 and 2014 were calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	(In Thousands, Except Per Share Data)

Net income	$681	$835	$1,622	$1,658

Weighted average shares outstanding - basic	1,870	1,997	1,898	2,001
Effect of dilutive common stock equivalents	71	56	67	55
Adjusted weighted average shares outstanding - diluted	1,941	2,053	1,965	2,056

Basic earnings per share	$0.36	$0.42	$0.85	$0.83
Diluted earnings per share	$0.35	$0.41	$0.83	$0.81

For the three months ended December 31, 2015 and 2014, there were outstanding options to purchase 278,114 and 227,038 shares, respectively, at a weighted average exercise price of $17.24 and $14.70 per share, respectively, and for the six months ended December 31, 2015 and 2014, there were outstanding options to purchase 242,270 and 227,550 shares, respectively, at a weighted average exercise price of $16.33 and $14.69 per share, respectively.  For the quarter ended December 31, 2015 and 2014, 71,536 and 56,411 options, respectively, were included in the computation of diluted earnings per share.

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended December 31,		Six Months Ended December 31
	2015	2014	2015	2014
	(In Thousands)

Average common shares issued	3,062	3,062	3,062	3,062
Average unearned ESOP shares	(140)	(151)	(142)	(153)
Average unearned RRP shares	(61)	(50)	(49)	(50)
Average treasury shares	(991)	(864)	(973)	(858)

Weighted average shares outstanding	1,870	1,997	1,898	2,001

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

6.            Stock – Based Compensation (continued)

Recognition and Retention Plan (continued)

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement (the "2011 Recognition Plan", together with the 2005 Recognition  Plan, the  "Recognition  Plan") as  an  incentive  to  retain  personnel  of  experience and ability in key positions.  The aggregate number of shares of the Company's common stock available for award under the 2011 Recognition Plan totaled 77,808 shares, all of which were awarded as of December 31, 2015.

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

The Recognition Plan cost is recognized over the five year vesting period. During the six months ended December 31, 2015, the Company recognized $140,000 in expense related to the Recognition Plans.

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

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan (the "2011 Option Plan", together with the 2005 Option Plan, the "Option Plans") for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2011 Option Plan totaled 194,522.  Both incentive stock options and non-qualified stock options may be granted under the 2011 Option Plan, all of which were awarded as of December 31, 2015.

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

Stock Incentive Plan

On November 12, 2014, the shareholders of the Company approved the adoption of the Company's 2014 Stock Incentive Plan (the "Stock Incentive Plan") for the benefit of employees and non-employee directors as an incentive to contribute to the success of the Company and reward employees for outstanding performance and the attainment of targeted goals.    The  Stock  Incentive  Plan  covers  a  total  of  150,000  shares, of which no more than 37,500 shares, or 25% of the plan, may be share awards.  The balance of the plan is reserved for stock option awards which would total 112,500 stock options assuming all the share awards are issued.  There are an undetermined amount of unawarded share awards under the 2014 Stock Incentive Plan.  All incentive stock options granted under the Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  On October 26, 2015, the Company granted a total of 34,500 plan share awards and 103,500 stock options to directors, officers, and other key

HOME FEDERAL BANCORP, INC. OF LOUISIANA

employees vesting ratably over five years.  The Stock Incentive Plan cost is recognized over the five year vesting period.  During the six months ended December 31, 2015, the Company recognized $33,557 in expenses related to the Stock Incentive Plan.

7.            Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amounts of $3.7 million and $3.8 million at December 31, 2015 and June 30, 2015, respectively.

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

8.            Fair Value Disclosures (continued)

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

The carrying amount and estimated fair values of the Company's financial instruments were as follows:

	December 31, 2015		June 30, 2015
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$24,361	$24,361	$21,166	$21,166
Securities Available-for-Sale	38,914	38,914	44,885	44,885
Securities to be Held-to-Maturity	1,504	1,504	2,010	2,010
Loans Held-for-Sale	6,873	6,873	14,203	14,203
Loans Receivable	268,415	263,192	268,427	267,157

Financial Liabilities
Deposits	288,900	280,726	286,238	266,412
Advances from FHLB	26,289	26,564	38,411	38,751

Off-Balance Sheet Items
Mortgage Loan Commitments	277	277	290	290

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

Fair values of assets and liabilities measured on a recurring basis at December 31, 2015 and June 30, 2015 are as follows:

	Fair Value Measurements Using:
December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In Thousands)
Available-for-Sale Debt Securities
FHLMC	$--	$260	$--	$260
FNMA	--	24,401	--	24,401
GNMA	--	14,253	--	14,253

Total	$--	$38,914	$--	$38,914

	Fair Value Measurements Using:
June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
		(In Thousands)
Available-for-Sale Debt Securities
FHLMC	$--	$284	$--	$284
FNMA	--	27,807	--	27,807
GNMA	--	16,794	--	16,794

Total	$--	$44,885	$--	$44,885

HOME FEDERAL BANCORP, INC. OF LOUISIANA

9.            Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2015.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Home Federal Bank operates five full service branch offices and its home office located in Shreveport and Bossier City, Louisiana.  A sixth full service branch office is expected to open in North Shreveport in April 2016.  The Company's primary market area is the Shreveport-Bossier City metropolitan area.  The Company offers security brokerage and advisory services through a third party provider.  The Bank's home office also serves as the office for the commercial lending division and as a loan production office.

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

Discussion of Financial Condition Changes from June 30, 2015 to December 31, 2015

General

At December 31, 2015, total assets amounted to $361.0 million, a decrease of $8.9 million, or 2.4%, compared to total assets of $369.8 million at June 30, 2015. The decrease in assets was comprised primarily of decreases in investment securities of $6.5 million, or 13.8%, from $46.9 million at June 30, 2015, to $40.4 million at December 31, 2015 and a decrease in loans held-for-sale of $7.3 million, or 51.6%, from $14.2 million at June 30, 2015, to $6.9 million at December 31, 2015.  These decreases were partially offset by increases in cash and cash equivalents of $3.2 million, or 15.1%, from $21.2 million at June 30, 2015 to $24.4 million at December 31, 2015, and premises and equipment of $1.7 million, or 16.4%, from $10.2 million at June 30, 2015 to $11.9 million at December 31, 2015.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2015 to December 31, 2015 (continued)

Cash and Cash Equivalents

Cash and cash equivalents increased $3.2 million, or 15.1%, from $21.2 million at June 30, 2015 to $24.4 million at December 31, 2015. The $3.2 million increase in cash and cash equivalents was due in large part to normal fluctuations in cash balances.

Loans Receivable, Net

Loans receivable, net, remained constant at $268.4 million at both December 31, 2015 and June 30, 2015.  During the six months ended December 31, 2015, our total loan originations amounted to $115.5 million compared to $134.0 million for the six months ended December 31, 2014.  There were increases in one-to-four-family residential loans of $6.1 million, land loans of $1.5 million, and commercial business loans of $509,000, partially offset by decreases in home equity lines of credit of $5.1 million, commercial real estate loans of $1.9 million, equity and second mortgage loans of $683,000, multi-family residential loans of $224,000 and construction loans of $202,000.

Loans Held-for-Sale

Loans held-for-sale decreased $7.3 million, or 51.6%, from $14.2 million at June 30, 2015 to $6.9 million at December 31, 2015.  The decrease in loans held-for-sale resulted primarily from a decrease at December 31, 2015 in receivables from financial institutions purchasing the Company's loans held-for-sale.

Investment Securities

Investment securities, which include mortgage-backed securities and equity securities amounted to $40.4 million at December 31, 2015 compared to $46.9 million at June 30, 2015, a decrease of $6.5 million, or 13.8%. The decrease in investment securities was primarily due to principal payments on mortgage backed securities of $5.6 million.

Premises and Equipment, Net

Premises and equipment, net, increased $1.7 million, to $11.9 million at December 31, 2015, compared to $10.2 million at June 30, 2015, primarily due to the completion costs on a new branch location in Bossier City and the acquisition of real estate for a future branch location in the Shreveport area expected to open in April 2016.

Asset Quality

At December 31, 2015, the Company had $248,000 of non-performing assets compared to $80,000 of non-performing assets at June 30, 2015, consisting of three single-family residential loans at December 31, 2015, compared to two single family residential loans at June 30, 2015.  We had $384,000 of loans classified as substandard at December 31, 2015, consisting of two single-family residential loans in the amount of $115,000 and one commercial real estate loan in the amount of $269,000, compared to $37,000 of loans classified as substandard at June 30, 2015, consisting of one single-family residential loan in the amount of $13,000 and one line of credit in the amount of $24,000.  The Company had no loans classified as doubtful at December 31, 2015 or June 30, 2015.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2015 to December 31, 2015 (continued)

Total Liabilities

Total liabilities decreased $8.3 million, or 2.5%, from $326.4 million at June 30, 2015, to $318.2 million at December 31, 2015, primarily due to a decrease in advances from the Federal Home Loan Bank of Dallas of $12.1 million, or 31.6%, to $26.3 million at December 31, 2015, compared to $38.4 million at June 30, 2015, partially offset by an increase in total deposits of $2.7 million, or 0.9%, to $288.9 million at December 31, 2015, compared to $286.2 million at June 30, 2015.  The increase in deposits was primarily due to a $3.1 million, or 9.8%, increase in NOW accounts from $31.2 million at June 30, 2015 to $34.3 million at December 31, 2015, and a $4.0 million, or 21.8%, increase in savings deposits from $18.4 million at June 30, 2015 to $22.5 million at December 31, 2015, partially offset by a $236,000, or 0.5%, decrease in money market deposits from $45.6 million at June 30, 2015 to $45.4 million at December 31, 2015, a $2.0 million, or 1.4%, decrease in certificates of deposit from $146.0 million at June 30, 2015 to $143.9 million at December 31, 2015, and a decrease of $2.1 million, or 4.7%, in non-interest bearing demand deposits from $45.0 million at June 30, 2015 to $42.9 million at December 31, 2015. At December 31, 2015 the Company had $11.7 million in brokered deposits compared to $12.7 million at June 30, 2015. The Company utilizes brokered certificates of deposit as a component of its strategy for lowering Home Federal Bank's overall cost of funds. The brokered certificates of deposit which have maturity dates greater than twelve months are callable by Home Federal Bank after twelve months pursuant to early redemption provisions.

Shareholders' Equity

Shareholders' equity decreased $557,000, or 1.3%, to $42.8 million at December 31, 2015, from $43.4 million at June 30, 2015.  The primary reasons for the decrease in shareholders' equity from June 30, 2015, were the acquisition of Company stock of $1.8 million, dividends paid of $337,000 and a decrease in the Company's accumulated other comprehensive income of $252,000.   These decreases in shareholders' equity were partially offset by net income of  $1.6 million, the vesting of restricted stock awards totaling $97,000, the release of employee stock ownership plan shares totaling $128,000 and proceeds from the issuance of common stock from the exercise of stock options of  $88,000.  The Company's book value per share increased from $20.57 at June 30, 2015 to $21.02 at December 31, 2015 based on shares outstanding of 2,109,606 and 2,037,861, respectively.

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency ("OCC").  At December 31, 2015, Home Federal Bank's regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2015 and 2014

General

Net income amounted to $681,000 for the three months ended December 31, 2015 compared to $835,000 for the same period in 2014, a decrease of $154,000, or 18.4%.  The decrease was primarily due to a $291,000, or 12.3%, increase in non-interest expense and a $22,000, or 0.7% decrease in net interest income, partially offset by a decrease of $79,000, or 19.3%, in income tax expense, a $54,000, or 67.5%, decrease in the provision for loan losses and a $26,000, or 4.4%, increase in non-interest income for the 2015 period compared to the same period in 2014.

Net income amounted to $1.62 million for the six months ended December 31, 2015 compared to net income of $1.66 million for the same period in 2014, a decrease of $36,000, or 2.2%.  The decrease was primarily due to a $586,000, or 12.4%, increase in non-interest expense, partially offset by an increase of $308,000, or 25.2%, in non-interest income, a $181,000, or 3.0%, increase in net interest income, a $32,000, or 3.9%, decrease in income tax expense, and a decrease of $29,000, or 24.2%, in the provision for loan losses.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2015 and 2014 (continued)

Net Interest Income

Net interest income for the three months ended December 31, 2015 was $3.08 million, a decrease of $22,000, or 0.7%, in comparison to $3.10 million for the three months ended December 31, 2014.  This decrease was primarily due to an increase of $51,000, or 8.3%, in aggregate interest expense, partially offset by an increase of $29,000, or 0.8%, in total interest income while interest paid on deposits increased $47,000, or 8.5%, compared to the prior quarterly period. The cost of funds from Federal Home Loan Bank borrowings decreased $3,000, or 4.5%, compared to the prior year quarterly period.   Interest on other bank borrowings increased $7,000 for the three months ended December 31, 2015 in comparison to the prior year three month period.

Net interest income for the six months ended December 31, 2015 was $6.3 million, an increase of $181,000, or 3.0%, in comparison to the six months ended December 31, 2014.  The increase in net interest income for the six month period was primarily due to a $319,000, or 4.4%, increase in total interest income, partially offset by a $138,000, or 11.5%, increase in interest expense on borrowings and deposits due to an overall increase in average interest bearing liabilities.  The Company's average interest rate spread was 3.43% for the six months ended December 31, 2015, compared to 3.64% for the six months ended December 31, 2014. The Company's net interest margin was 3.62% for the six months ended December 31, 2015, compared to 3.83% for the six months ended December 31, 2014.  The decrease in net interest margin and average interest rate spread is attributable primarily to a lower average yield on interest earning assets.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market area and other factors related to the collectability of Home Federal Bank's loan portfolio, a provision for loan losses of $26,000 and $91,000 was made during the three and six months ended December 31, 2015, respectively, compared to an $80,000 and $120,000 provision made during the three and six months ended December 31, 2014,  respectively.   The allowance for loan losses was $2.7 million, or 0.98% of total loans, at December 31, 2015 compared to $2.4 million, or 0.98%, of total loans at December 31, 2014.  At December 31, 2015, Home Federal Bank had three non-performing loans in the aggregate amount of $248,000 and no other non-performing assets or troubled-debt restructurings.  At December 31, 2014, Home Federal had four non-performing loans in the aggregate amount of $171,000.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future.

Non-interest Income

Total non-interest income amounted to $620,000 for the three months ended December 31, 2015, an increase of $26,000 or 4.4% compared to $594,000 for the same period in 2014.  The increase was due to an increase of $26,000 in service charges on deposit accounts, and an increase of $13,000 in gain on sale of loans, partially offset by decreases of $10,000 in gain on sale of securities, $1,000 in income on bank owned life insurance and $2,000 in other non-interest income compared to the same period in 2014.

Total non-interest income amounted to $1.5 million for the six months ended December 31, 2015, an increase of $308,000, or 25.2%, compared to $1.2 million for the same period in 2014.  The increase was primarily due to increases of $267,000 in gain on sale of loans and $59,000 in service charges on deposit accounts, partially offset by a $10,000 decrease in gain on sale of securities, a $5,000 decrease in other non-interest income, and a $3,000 decrease in bank owned life insurance compared to the same period in 2014.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2015 and 2014 (continued)

Non-interest Expense

Total non-interest expense increased $291,000 or 12.3%, for the three months ended December 31, 2015 compared to the prior year period.  The increase in non-interest expense was primarily due to increases of $156,000 in compensation and benefits expense, $44,000 in franchise and bank shares tax, $34,000 in audit and examination fees, $23,000 in data processing expense, $17,000 in legal fees, $16,000 in deposit insurance premiums, $7,000 in occupancy and equipment expense, $5,000 in advertising expense, and $5,000 in other non-interest expense.  These increases were partially offset by a decrease of $16,000 in loan and collection expense.

Total non-interest expense increased $586,000, or 12.4%, for the six months ended December 31, 2015 compared to the prior year period. The increase in non-interest expense for the six months ended December 31, 2015, compared to the same period in 2014, is primarily attributable to increases of $363,000 in compensation and benefits expense, $59,000 in franchise and bank shares taxes, $45,000 in deposit insurance premiums, $34,000 in data processing expense, $32,000 in audit and examination fees, $31,000 in other non-interest expense, $16,000 in occupancy and equipment expense, and $15,000 in legal fees. These increases were partially offset by a decrease of $9,000 in advertising expense.

The increases in compensation and benefits expense for the six month period were primarily due to increases in the compensation paid to mortgage lenders along with increases in support staff for the mortgage lenders, along with normal compensation and benefits increases, including stock option and recognition and retention plan expense.  The aggregate compensation expense recognized by the Company for its Stock Option, ESOP, and Recognition and Retention and Stock Incentive Plans amounted to $200,000 and $365,000 for the three and six months ended December 31, 2015, respectively, compared to $157,000 and $317,000 for the three and six months ended December 31, 2014.

The Louisiana bank shares tax is assessed on the Bank's equity and earnings.  For the three and six months ended December 31, 2015, the Company recognized franchise and bank shares tax expense of $91,000 and $181,000 compared to $47,000 and $122,000, respectively, for the same period in 2014.

Income taxes amounted to $330,000 and $781,000 for the three and six months ended December 31, 2015, respectively, resulting in effective tax rates of 32.6% and 32.5%, respectively, for each period. Income taxes amounted to $409,000 and $813,000 for the three and six months ended December 31, 2014, respectively, resulting in effective tax rates of 32.9% for both periods. The decrease in the effective income tax rate for the six months ended December 31, 2015, is primarily the result of the effect of bad debt items resulting in a 0.4% decrease in the effective rate compared to the six months ended December 31, 2014.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2015 and 2014 (continued)

	Three Months Ended December 31,
	2015			2014
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities	$41,236	$191	1.85%	$54,706	$285	2.08%
Loans receivable	276,657	3,541	5.12	268,376	3,436	5.12
Interest-earning deposits	26,337	20	0.31	1,479	2	0.11
Total interest-earning assets	344,230	3,752	4.36	324,561	3,723	4.59
Non-interest-earning assets	24,481			21,798
Total assets	$368,711			$346,359
Interest-bearing liabilities:
Savings accounts	22,143	21	0.38	13,363	7	0.20
NOW accounts	34,574	77	0.89	30,540	55	0.72
Money market accounts	46,635	34	0.30	41,971	33	0.32
Certificate accounts	145,289	467	1.29	129,428	457	1.41
Total deposits	248,641	599	0.96	215,302	552	1.03
Other Borrowings	742	7	3.58	--	--	--
FHLB advances	26,310	63	0.96	46,966	66	0.56
Total interest-bearing liabilities	275,693	669	0.97%	262,268	618	0.94%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	44,727			37,551
Other liabilities	2,459			2,029
Total liabilities	322,879			301,848
Total Stockholders' Equity(1)	45,832			44,511

Total liabilities and equity	$368,711			$346,359

Net interest-earning assets	$68,537			$62,293

Net interest income; average interest rate spread(2)		$3,083	3.39%		$3,105	3.65%
Net interest margin(3)			3.58%			3.83%
Average interest-earning assets to average interest-bearing liabilities			124.86%			123.75%
 __________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2015 and 2014 (continued)

	Six Months Ended December 31,
	2015			2014
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities	$42,603	$387	1.82%	$54,263	$530	1.95%
Loans receivable	280,407	7,177	5.12	260,623	6,744	5.18
Interest-earning deposits	23,342	33	0.28	2,835	4	0.32
Total interest-earning assets	346,352	7,597	4.39	317,721	7,278	4.58
Non-interest-earning assets	23,817			22,197
Total assets	$370,169			$339,918
Interest-bearing liabilities:
Savings accounts	21,156	39	0.37	13,076	13	0.20
NOW accounts	34,873	153	0.88	28,383	100	0.70
Money market accounts	47,168	72	0.31	43,486	74	0.34
Certificate accounts	145,523	940	1.29	127,407	900	1.41
Total deposits	248,720	1,204	0.97	212,352	1,087	1.02
Other bank borrowings	371	7	3.58	--	--	--
FHLB advances	28,340	125	0.88	41,788	111	0.53
Total interest-bearing liabilities	277,431	1,336	0.96%	254,140	1,198	0.94%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	44,407			38,178
Other liabilities	2,489			2,153
Total liabilities	324,327			294,471
Total Stockholders' Equity(1)	45,842			45,447

Total liabilities and equity	$370,169			$339,918

Net interest-earning assets	$68,921			$63,581

Net interest income; average interest rate spread(2)		$6,261	3.43%		$6,080	3.64%
Net interest margin(3)			3.62%			3.83%
Average interest-earning assets to average interest-bearing liabilities			124.84%			125.02%
 __________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Month Periods Ended December 31, 2015 and 2014 (continued)

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  Home Federal Bank's deposit accounts with the Federal Home Loan Bank of Dallas amounted to $94,000 at December 31, 2015.

A significant portion of Home Federal Bank's liquidity consists of securities classified as available-for-sale and cash and cash equivalents.   Home Federal Bank's primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At December 31, 2015, Home Federal Bank had $26.3 million in advances from the Federal Home Loan Bank of Dallas and had $116.3 million in additional borrowing capacity.  Additionally, at December 31, 2015, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $15.1 million. There were no amounts purchased under this agreement as of December 31, 2015.

At December 31, 2015, Home Federal Bank had outstanding loan commitments of $27.7 million to originate loans.  At December 31, 2015, certificates of deposit scheduled to mature in less than one year totaled $64.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale as needed.

At December 31, 2015, Home Federal Bank exceeded each of its regulatory capital requirements with tangible, common equity tier 1, core and risk-based capital ratios of 12.11%, 18.32%, 12.11% and 19.42%, respectively.

Off-Balance Sheet Arrangements

At December 31, 2015, the Company did not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules.

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

ITEM 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                          CONTROLS AND PROCEDURES

Evaluation of Disclosures Controls and Procedures.  Under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the applicable time periods specified by the Securities and Exchange Commission's rules and forms.

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

ITEM 1A.                     RISK FACTORS

Not applicable.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 2.                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities

The Company's repurchases of its common stock made during the quarter ended December 31, 2015 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)(b)
October 1, 2015 – October 31, 2015	15,000	$23.05	15,000	34,480
November 1, 2015 – November 30, 2015	50,000	23.14	34,480	-
December 1, 2015 –December 31, 2015	-	-	-	102,000
Total	65,000	$23.12	49,480	102,000
______________
Notes to this table:

(a)    On February 11, 2015, the Company announced by press release a repurchase program to repurchase up to 108,000 shares, or approximately 5.0% of the Company's then outstanding shares of common stock. The repurchase program was completed on November 25, 2015.
(b)	On December 9, 2015, the Company announced by press release a repurchase program to repurchase up to 102,000 shares, or approximately 5.0% of the Company's outstanding shares of common stock. The repurchase program does not have an expiration date.

ITEM 3.                          DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                          OTHER INFORMATION

Not applicable.

ITEM 6.                          EXHIBITS

No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Certification Pursuant to 18 U.S.C Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: February 10, 2016	By:	/s/Glen W. Brown
Glen W. Brown
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)