Form 10-Q
period 2016-03-31
Home Federal Bancorp, Inc. of Louisiana
filed 2016-05-12
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2016
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

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
[ ] Yes [X] No
Shares of common stock, par value $.01 per share, outstanding as of May 11, 2016: The registrant had 1,988,580 shares of common stock outstanding.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31, 2016	June 30, 2015
	(Dollars In Thousands)
ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $5,044 and $16,105 for March 31, 2016 and June 30, 2015, Respectively)	$7,547	$21,166
Securities Available-for-Sale	42,486	44,885
Securities Held-to-Maturity	1,509	2,010
Loans Held-for-Sale	7,284	14,203
Loans Receivable, Net of Allowance for Loan Losses of $2,749 and $2,515, Respectively	282,365	268,427
Accrued Interest Receivable	976	927
Premises and Equipment, Net	12,221	10,188
Bank Owned Life Insurance	6,485	6,365
Deferred Tax Asset	1,047	824
Other Real Estate Owned	--	40
Other Assets	679	798

Total Assets	$362,599	$369,833

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$290,653	$286,238
Advances from Borrowers for Taxes and Insurance	478	578
Advances from Federal Home Loan Bank of Dallas	27,227	38,411
Other Accrued Expenses and Liabilities	1,363	1,220
Total Liabilities	319,721	326,447

STOCKHOLDERS' EQUITY
Preferred Stock – 10,000,000 Shares of $.01 Par Value Authorized; None Issued and Outstanding	--	--
Common Stock – 40,000,000 Shares of $.01 Par Value Authorized; 1,996,880 and 2,109,606 shares Issued and Outstanding at March 31, 2016 and June 30, 2015, respectively	24	25
Additional Paid-in Capital	33,765	33,375
Unearned ESOP Stock	(1,359)	(1,445)
Unearned RRP Trust Stock	(266)	(333)
Retained Earnings	10,838	11,664
Accumulated Other Comprehensive Income	(124)	100

Total Stockholders' Equity	42,878	43,386

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$362,599	$369,833

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016	2015
	(In Thousands, Except per Share Data)
INTEREST INCOME
Loans, Including Fees	$3,644	$3,457	$10,821	$10,201
Investment Securities	4	2	7	5
Mortgage-Backed Securities	195	246	579	773
Other Interest-Earning Assets	19	1	52	6
Total Interest Income	3,862	3,706	11,459	10,985

INTEREST EXPENSE
Deposits	573	560	1,777	1,647
Federal Home Loan Bank Borrowings	61	66	186	178
Other Bank Borrowings	11	3	18	3
Total Interest Expense	645	629	1,981	1,828
Net Interest Income	3,217	3,077	9,478	9,157

PROVISION FOR LOAN LOSSES	90	90	181	210
Net Interest Income after Provision for Loan Losses	3,127	2,987	9,297	8,947

NON-INTEREST INCOME
Gain on Sale of Loans	590	781	1,744	1,668
Gain on Sale of Securities	--	--	--	10
Income on Bank Owned Life Insurance	39	40	120	123
Service Charges on deposit accounts	138	116	410	329
Other Income	8	9	34	40
Total Non-Interest Income	775	946	2,308	2,170

NON-INTEREST EXPENSE
Compensation and Benefits	1,749	1,669	5,059	4,616
Occupancy and Equipment	275	280	789	778
Data Processing	140	133	417	377
Audit and Examination Fees	56	66	189	167
Franchise and Bank Shares Tax	83	72	266	193
Advertising	55	48	181	183
Legal Fees	133	81	351	284
Loan Collection	74	144	191	261
Deposit Insurance Premium	45	45	165	119
Other Expense	140	139	443	412
Total Non-Interest Expense	2,750	2,677	8,051	7,390
Income Before Income Taxes	1,152	1,256	3,554	3,727

PROVISION FOR INCOME TAX EXPENSE	$378	$413	$1,158	$1,226
Net Income	$774	$843	$2,396	$2,501
EARNINGS PER COMMON SHARE:
Basic	$0.42	$0.43	$1.27	$1.26
Diluted	$0.40	$0.42	$1.22	$1.22
DIVIDENDS DECLARED	$0.08	$0.07	$0.24	$0.21

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016	2015
	(In Thousands)		(In Thousands)

Net Income	$774	$843	$2,396	$2,501

Other Comprehensive Income (Loss), Net of Tax
Unrealized Holding Gain (Loss) on Securities Available-for-Sale, Net of Tax of $14 and $116 in 2016, respectively, and $104 and $131 in 2015, respectively	27	(1)	(224)	(29)

Reclassification Adjustment for Gain Included in Net Income, Net of Tax of $0 and $0 in 2016 and $0 and $3 in 2015, respectively	--	--	--	(7)

Net Other Comprehensive Income (Loss)	27	(1)	(224)	(36)
Total Comprehensive Income	$801	$842	$2,172	$2,465

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock		Unearned RRP Trust Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
					(In Thousands)
BALANCE – June 30, 2014	$34	$32,853		$(1,561)	$(609)	$27,588	$(15,698)	$172	$42,779

Net Income	--	--		--	--	2,501	--	--	2,501

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--		--	--	--	--	(36)	(36)

RRP Shares Earned	--	--		--	276	--	--	--	276

Stock Options Vested	--	134		--	--	--	--	--	134

Common Stock Issuance for Stock Option Exercises	--	96		--	--	--	--	--	96

ESOP Compensation Earned	--	81		86	--	--	--	--	167

Company Stock Purchased	--	--		--	--	--	(2,305)	--	(2,305)

Reclassification of Treasury Stock per Louisiana Law	(9)	--		--	--	(17,994)	18,003	--	--

Dividends Declared	--	--		--	--	(463)	--	---	(463)

BALANCE – March 31, 2015	$25	$33,164	$	(1,475)	$(333)	$11,632	$--	$136	$43,149

BALANCE – June 30, 2015	$25	$33,375		$(1,445)	$(333)	$11,664	$--	$100	$43,386

Net Income	--	--		--	--	2,396	--	--	2,396

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--		--	--	--	--	(224)	(224)

RRP Shares Earned	--	36		--	67	--	--	--	103

Stock Options Vested	--	155		--	--	--	--	--	155

Common Stock Issuance for Stock Option Exercises	--	91		--	--	--	--	--	91

ESOP Compensation Earned	--	108		86	--	--	--	--	194

Company Stock Purchased	(1)	--		--	--	(2,722)		--	(2,723)

Dividends Declared	--	--		--	--	(500)	--	--	(500)

BALANCE – March 31, 2016	$24	$33,765		$(1,359)	$(266)	$10,838	$--	$(124)	$42,878

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2016	2015
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,396	$2,501
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
Net Amortization and Accretion on Securities	12	33
Gain on Sale of Securities	--	(10)
Gain on Sale of Loans	(1,744)	(1,668)
Amortization of Deferred Loan Fees	(53)	(120)
Depreciation of Premises and Equipment	313	278
ESOP Expense	194	167
Stock Option Expense	155	134
RRP and Share Award Expense	232	176
Deferred Income Tax	(107)	(43)
Provision for Loan Losses	181	210
Increase in Cash Surrender Value on Bank Owned Life Insurance	(120)	(123)
Bad Debt Recovery	53	--
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(69,078)	(64,344)
Loans Held-for-Sale – Sale and Principal Repayments	77,741	65,093
Accrued Interest Receivable	(49)	15
Other Operating Assets	159	(339)
Other Operating Liabilities	(21)	(125)

Net Cash Provided by Operating Activities	10,264	1,835

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(14,141)	(26,041)
Deferred Loan Fees Collected	22	14
Acquisition of Premises and Equipment	(2,346)	(1,994)
Activity in Available-for-Sale Securities:
Proceeds from Sale of Securities	--	1,963
Principal Payments on Mortgage-Backed Securities	8,038	7,895
Purchases of Securities	(5,992)	(9,843)
Activity in Held-to-Maturity Securities:
Redemption Proceeds	509	462
Purchases of Securities	(8)	(941)

Net Cash Used in Investing Activities	(13,918)	(28,485)

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	March 31,
	2016	2015
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$4,415	$2,511
Proceeds from Federal Home Loan Bank Advances	70,500	809,800
Repayments of Advances from Federal Home Loan Bank	(81,684)	(784,226)
Net Increase in Advances from Borrowers for Taxes and Insurance	(100)	(26)
Dividends Paid	(500)	(463)
Company Stock Purchased	(2,717)	(2,284)
Proceeds from Stock Options Exercised	85	76
Proceeds from other Bank Borrowings	1,800	550
Repayment of other Bank Borrowings	(1,800)	(550)
Recognition and Retention Plan Share Distributions	36	--

Net Cash (Used In) Provided by Financing Activities	(9,965)	25,388

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,619)	(1,262)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	21,166	13,633

CASH AND CASH EQUIVALENTS - END OF PERIOD	$7,547	$12,371

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$1,987	$1,804
Income Taxes Paid	1,223	1,089
Market Value Adjustment for Loss on Securities Available-for-Sale	(341)	(55)

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the "Company") and its subsidiary, Home Federal Bank ("Home Federal Bank" or the "Bank").  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the nine month period ended March 31, 2016, is not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2016.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2016.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency (the "OCC").  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank's customers by five full service banking offices and home office, located in Caddo and Bossier Parishes, Louisiana.  A new North Shreveport branch location is expected to open in May 2016.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of March 31, 2016, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

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

Stockholders' Equity

On January 1, 2015, the Louisiana Business Corporation Act (the Act) became effective.  Under the provisions of the Act, there is no concept of "Treasury Shares".  Rather, shares purchased by the Company constitute authorized but unissued shares.  Under Accounting Standards Codification (ASC) 505-30, Treasury Stock, accounting for treasury stock shall conform to state law.  Accordingly, the Company's Consolidated Statements of Financial Condition as of June 30, 2015 and March 31, 2016 reflect this change.  The cost of shares purchased by the Company has been allocated to Common Stock and Retained Earnings balances.

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate – Collateralized Consumer Mortgage Loans upon Foreclosure.  The guidance within ASU 2014-04 clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the amendments require interim and annual disclosure of both (a) the amount of foreclosed residential real estate property held by the creditor and (b) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  ASU 2014-04 is effective for public business entities for annual periods beginning after December 15, 2014.  The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

2. Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$234	$11	$--	$245
FNMA Mortgage-Backed Certificates	28,846	488	307	29,027
GNMA Mortgage-Backed Certificates	13,595	4	385	13,214

Total Debt Securities	42,675	503	692	42,486

Total Securities Available-for-Sale	$42,675	$503	$692	$42,486

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
12,586 Shares – Federal Home Loan Bank	$1,259	$--	$--	$1,259
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	1,509	--	--	1,509

Total Securities Held-to-Maturity	$1,509	$--	$--	$1,509

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$267	$17	$--	$284
FNMA Mortgage-Backed Certificates	27,263	605	61	27,807
GNMA Mortgage-Backed Certificates	17,203	5	414	16,794

Total Debt Securities	44,733	627	475	44,885

Total Securities Available-for-Sale	$44,733	$627	$475	$44,885

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
17,600 Shares – Federal Home Loan Bank	$1,760	$--	$--	$1,760
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,010	--	--	2,010

Total Securities Held-to-Maturity	$2,010	$--	$--	$2,010

HOME FEDERAL BANCORP, INC. OF LOUISIANA

2. Securities (continued)

The amortized cost and fair value of securities by contractual maturity at March 31, 2016, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Debt Securities
Within One Year or Less	$1	$1	$--	$--
One through Five Years	131	132	--	--
After Five through Ten Years	71	73	--	--
Over Ten Years	42,472	42,280	--	--
	42,675	42,486	--	--

Other Equity Securities	--	--	1,509	1,509

Total	$42,675	$42,486	$1,509	$1,509

There were no sales of available-for-sale securities during the nine months ended March 31, 2016.

The following tables show information pertaining to gross unrealized losses on securities available-for-sale for at March 31, 2016 and at June 30, 2015 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	March 31, 2016
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
Mortgage-Backed Securities	$65	$5,872	$627	$25,098

Total Securities Available-for-Sale	$65	$5,872	$627	$25,098

	June 30, 2015
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
Mortgage-Backed Securities	$61	$10,345	$414	$16,683

Total Securities Available-for-Sale	$61	$10,345	$414	$16,683

The Company's investment in equity securities consists primarily of FHLB stock and shares of First National Bankers Bankshares, Inc. ("FNBB").  Management monitors its investment portfolio to determine whether any investment securities that have unrealized losses should be considered other than temporarily impaired.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

2. Securities (continued)

At March 31, 2016, securities with a carrying value of $1.4 million were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $166.3 million were pledged to secure FHLB advances.

3. Loans Receivable

Loans receivable are summarized as follows:

	March 31, 2016	June 30, 2015
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One- to Four-Family Residential	$112,304	$103,332
Commercial	69,316	62,080
Multi-Family Residential	15,451	15,246
Land	24,317	19,866
Construction	15,589	17,620
Equity and Second Mortgage	1,528	2,460
Equity Lines of Credit	17,097	22,187
	255,602	242,791

Commercial Loans	29,028	28,019
Consumer Loans
Loans on Savings Accounts	549	209
Automobile and Other Consumer Loans	91	110
Total Consumer and Other Loans	640	319
Total Loans	285,270	271,129

Less: Allowance for Loan Losses	(2,749)	(2,515)
Unamortized Loan Fees	(156)	(187)
Net Loans Receivable	$282,365	$268,427

Following is a summary of changes in the allowance for loan losses:

	Nine Months Ended March 31,
	2016	2015
	(In Thousands)

Balance - Beginning of Period	$2,515	$2,396
Provision for Loan Losses	181	210
Loan Charge-Offs	--	(151)
Recoveries	53	--

Balance - End of Period	$2,749	$2,455

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

Loss - This classification includes those loans that are considered uncollectible and of such little value that their continuance as loans is not warranted.  Even though partial recovery may be possible in the future, it is not practical or desirable to defer writing off these basically worthless loans.  Accordingly, these loans are charged-off before period end.

The following tables present the grading of loans, segregated by class of loans, as of March 31, 2016 and June 30, 2015:

March 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
			(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$112,044	$145	$115	$--	$112,304
Commercial	68,712	339	265	--	69,316
Multi-Family Residential	15,451	--	--	--	15,451
Land	24,317	--	--	--	24,317
Construction	15,589	--	--	--	15,589
Equity and Second Mortgage	1,528	--	--	--	1,528
Equity Lines of Credit	17,097	--	--	--	17,097
Commercial Loans	26,243	2,785	--	--	29,028
Consumer Loans	640	--	--	--	640
Total	$281,621	$3,269	$380	$--	$285,270

HOME FEDERAL BANCORP, INC. OF LOUISIANA

3. Loans Receivable (continued) Credit Quality Indicators (continued)
June 30, 2015	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$103,207	$112	$13	$--	$103,332
Commercial	61,542	538	--	--	62,080
Multi-Family Residential	15,246	--	--	--	15,246
Land	19,866	--	--	--	19,866
Construction	17,620	--	--	--	17,620
Equity and Second Mortgage	2,460	--	--	--	2,460
Equity Lines of Credit	22,163	--	24	--	22,187
Commercial Loans	28,019	--	--	--	28,019
Consumer Loans	319	--	--	--	319

Total	$270,442	$650	$37	$--	$271,129

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

The following tables present an aging analysis of past due loans, segregated by class of loans, as of March 31, 2016 and June 30, 2015:

March 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$1,543	$1,165	$218	$2,926	$109,378	$112,304	$206
Commercial	--	--	--	--	69,316	69,316	--
Multi-Family Residential	--	--	--	--	15,451	15,451	--
Land	--	--	--	--	24,317	24,317	--
Construction	--	--	--	--	15,589	15,589	--
Equity and Second Mortgage	--	--	--	--	1,528	1,528	--
Equity Lines of Credit	4	--	--	4	17,093	17,097	--
Commercial Loans	--	--	--	--	29,028	29,028	--
Consumer Loans	--	--	--	--	640	640	--
	$1,547	$1,165	$218	$2,930	$282,340	$285,270	$206

HOME FEDERAL BANCORP, INC. OF LOUISIANA

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

June 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$2,137	$1,100	$80	$3,317	$100,015	$103,332	$67
Commercial	--	--	--	--	62,080	62,080	--
Multi-Family Residential	--	--	--	--	15,246	15,246	--
Land	--	--	--	--	19,866	19,866	--
Construction	--	--	--	--	17,620	17,620	--
Equity and Second Mortgage	--	--	--	--	2,460	2,460	--
Equity Lines of Credit	--	--	--	--	22,187	22,187	--
Commercial Loans	--	--	--	--	28,019	28,019	--
Consumer Loans	3	--	--	3	316	319	--

Total	$2,140	$1,100	$80	$3,320	$267,809	$271,129	$67

Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings and designated as impaired.  There were no troubled debt restructurings as of March 31, 2016 or June 30, 2015.

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the nine months ended March 31, 2016 was as follows:

	Real Estate Loans
March 31, 2016	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans And Lines of Credit	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,195	$415	$103	$154	$146	$192	$305	$5	$2,515
Charge-Offs	--	--	--	--	--	--	--	--	--
Recoveries	53	--	--	--	--	--	--	--	53
Current Provision	251	(88)	(20)	47	(10)	(77)	72	6	181
Ending Balances	$1,499	$327	$83	$201	$136	$115	$377	$11	$2,749

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,499	327	83	201	136	115	377	11	2,749

Loans Receivable:
Ending Balances - Total	$112,304	$69,316	$15,451	$24,317	$15,589	$18,625	$29,028	$640	$285,270
Ending Balances:
Evaluated for Impairment:
Individually	260	604	--	--	--	--	2,785	--	3,649
Collectively	$112,044	$68,712	$15,451	$24,317	$15,589	$18,625	$26,243	$640	$281,621

HOME FEDERAL BANCORP, INC. OF LOUISIANA

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the year ended June 30, 2015 and the nine months ended March 31, 2015, was as follows:

	Real Estate Loans
June 30, 2015	1-4 Family Residential	Commercial	Multi-Family	Land	Construction	Home Equity Loans And Lines of Credit	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,224	$464	$128	$168	$105	$99	$202	$6	$2,396
Charge-Offs	(181)	--	--	--	--	--	--	--	(181)
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	152	(49)	(25)	(14)	41	93	103	(1)	300
Ending Balances	$1,195	$415	$103	$154	$146	$192	$305	$5	$2,515

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,195	415	103	154	146	192	305	5	2,515

Loans Receivable:
Ending Balances - Total	$103,332	$62,080	$15,246	$19,866	$17,620	$24,647	$28,019	$319	$271,129
Ending Balances:
Evaluated for Impairment:
Individually	125	537	--	--	--	25	--	--	687
Collectively	$103,207	$61,543	$15,246	$19,866	$17,620	$24,622	$28,019	$319	$270,442

	Real Estate Loans
March 31, 2015	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans And Lines of Credit	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,224	$464	$128	$168	$105	$99	$202	$6	$2,396
Charge-Offs	(151)	--	--	--	--	--	--	--	(151)
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	152	(83)	(51)	16	45	71	61	(1)	210
Ending Balances	$1,225	$381	$77	$184	$150	$170	$263	$5	$2,455

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,225	381	77	184	150	170	263	5	2,455

Loans Receivable:
Ending Balances - Total	$98,923	$55,011	$15,845	$23,666	$18,179	$26,595	$29,587	$341	$268,147
Ending Balances:
Evaluated for Impairment:
Individually	126	605	--	--	--	24	--	--	755
Collectively	$98,797	$54,406	$15,845	$23,666	$18,179	$26,571	$29,587	$341	$267,392

HOME FEDERAL BANCORP, INC. OF LOUISIANA

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present loans individually evaluated for impairment, segregated by class of loans, as of March 31, 2016 and June 30, 2015:

March 31, 2016	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$260	$260	$--	$260	$--	$271
Commercial	604	604	--	604	--	592
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	2,785	2,785	--	2,785	--	3,055
Consumer Loans	--	--	--	--	--	--

Total	$3,649	$3,649	$--	$3,649	$--	$3,918

June 30, 2015	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$125	$125	$--	$125	$--	$133
Commercial	537	537	--	537	--	556
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	25	25	--	25	--	25
Commercial Loans	--	--	--	--	--	--
Consumer Loans	--	--	--	--	--	--

Total	$687	$687	$--	$687	$--	$714

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status.

There was no interest income recognized on non-accrual loans for the nine months ended March 30, 2016 or 2015. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the nine months ended March 31, 2016 and 2015 was $776 and $2,700, respectively.

4. Deposits

Deposits at March 31, 2016 and June 30, 2015 consist of the following classifications:

	March 31, 2016	June 30, 2015
	(In Thousands)
Non-Interest Bearing	$44,090	$45,024
NOW Accounts	36,081	31,214
Money Market	47,334	45,593
Passbook Savings	26,407	18,435
	153,912	140,266

Certificates of Deposit	136,741	145,972

Total Deposits	$290,653	$286,238

HOME FEDERAL BANCORP, INC. OF LOUISIANA

5. Earnings Per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three and nine months ended March 31, 2016 and 2015 were calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(In Thousands, Except Per Share Data)

Net income	$774	$843	$2,396	$2,501

Weighted average shares outstanding - basic	1,851	1,970	1,892	1,991
Effect of dilutive common stock equivalents	63	54	66	54
Adjusted weighted average shares outstanding - diluted	1,914	2,024	1,958	2,045

Basic earnings per share	$0.42	$0.43	$1.27	$1.26
Diluted earnings per share	$0.40	$0.42	$1.22	$1.22

For the three months ended March 31, 2016 and 2015, there were outstanding options to purchase 304,952 and 222,933 shares, respectively, at a weighted average exercise price of $17.79 and $14.77 per share, respectively, and for the nine months ended March 31, 2016 and 2015, there were outstanding options to purchase 263,014 and 226,011 shares, respectively, at a weighted average exercise price of $16.88 and $14.71 per share, respectively.  For the quarter ended March 31, 2016 and 2015, 63,300 and 53,989 options, respectively, were included in the computation of diluted earnings per share.

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(In Thousands)

Average common shares issued	3,062	3,062	3,062	3,062
Average unearned ESOP shares	(137)	(148)	(140)	(152)
Average unearned RRP shares	(25)	(41)	(32)	(47)
Average treasury shares	(1,049)	(903)	(998)	(872)

Weighted average shares outstanding	1,851	1,970	1,892	1,991

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

6. Stock – Based Compensation (continued)

Recognition and Retention Plan (continued)

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement (the "2011 Recognition Plan", together with the 2005 Recognition  Plan, the  "Recognition  Plan") as  an  incentive  to  retain  personnel  of  experience and ability in key positions.  The aggregate number of shares of the Company's common stock available for award under the 2011 Recognition Plan totaled 77,808 shares, all of which were awarded as of March 31, 2016.

Recognition Plan shares are earned by recipients at a rate of 20% of the aggregate number of shares covered by the Recognition Plan award over five years.  Generally, if the employment of an employee or service as a non-employee director is terminated prior to the fifth anniversary of the date of grant of Recognition Plan share award, the recipient shall forfeit the right to any shares subject to the award that have not been earned.  In the case of death or disability of the recipient or a change in control of the Company, the Recognition Plan awards will be vested and shall be distributed as soon as practicable thereafter.  The Recognition Plan cost is recognized over the five year vesting period. During the nine months ended March 31, 2016, the Company recognized $174,000 in expense related to the Recognition Plans.

Stock Option Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the "2005 Option Plan") for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2005 Option Plan totaled 158,868 (as adjusted for the exchange ratio).  Both incentive stock options and non-qualified stock options may be granted under the 2005 Option Plan.  The 2005 Stock Option Plan terminated on June 8, 2015; however, outstanding stock options will remain in effect for the remainder of their original ten year terms.

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan (the "2011 Option Plan", together with the 2005 Option Plan, the "Option Plans") for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2011 Option Plan totaled 194,522.  Both incentive stock options and non-qualified stock options may be granted under the 2011 Option Plan, all of which were awarded as of March 31, 2016.

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

Stock Incentive Plan

On November 12, 2014, the shareholders of the Company approved the adoption of the Company's 2014 Stock Incentive Plan (the "Stock Incentive Plan") for the benefit of employees and non-employee directors as an incentive to contribute to the success of the Company and reward employees for outstanding performance and the attainment of targeted goals.    The  Stock  Incentive  Plan  covers  a  total  of  150,000  shares, of which no more than 37,500 shares, or 25% of the plan, may be share awards.  The balance of the plan is reserved for stock option awards which would total 112,500 stock options assuming all the share awards are issued.  There are a maximum of 3,000 unawarded share awards under the 2014 Stock Incentive Plan.  All incentive stock options granted under the Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  On October 26, 2015, the Company granted a total of 34,500 plan share awards and 103,500 stock options to directors, officers, and other key employees vesting ratably over five years.  The Stock Incentive Plan cost is recognized over the five year vesting period.  For the nine months ended March 31, 2016, the Company recognized $58,000 in expenses related to the Stock Incentive Plan.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

7. Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amounts of $4.0 million and $3.8 million at March 31, 2016 and June 30, 2015, respectively.

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

The carrying amount and estimated fair values of the Company's financial instruments were as follows:

	March 31, 2016		June 30, 2015
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$7,547	$7,547	$21,166	$21,166
Securities Available-for-Sale	42,486	42,486	44,885	44,885
Securities to be Held-to-Maturity	1,509	1,509	2,010	2,010
Loans Held-for-Sale	7,284	7,284	14,203	14,203
Loans Receivable	282,365	282,236	268,427	267,157

Financial Liabilities
Deposits	290,653	288,990	268,238	266,412
Advances from FHLB	27,227	27,353	38,411	38,751

Off-Balance Sheet Items
Mortgage Loan Commitments	247	247	290	290

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

Fair values of assets and liabilities measured on a recurring basis at March 31, 2016 and June 30, 2015 are as follows:

	Fair Value Measurements Using:
March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In Thousands)

Available-for-Sale Debt Securities
FHLMC	$--	$245	$--	$245
FNMA	--	29,027	--	29,027
GNMA	--	13,214	--	13,214

Total	$--	$42,486	$--	$42,486

	Fair Value Measurements Using:
June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
		(In Thousands)

Available-for-Sale Debt Securities
FHLMC	$--	$284	$--	$284
FNMA	--	27,807	--	27,807
GNMA	--	16,794	--	16,794

Total	$--	$44,885	$--	$44,885

HOME FEDERAL BANCORP, INC. OF LOUISIANA

9. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2016.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Home Federal Bank operates five full service branch offices and its home office located in Shreveport and Bossier City, Louisiana.  A sixth full service branch office is expected to open in North Shreveport in May 2016.  The Company's primary market area is the Shreveport-Bossier City metropolitan area.  The Company offers security brokerage and advisory services through a third party provider.  The Bank's home office also serves as the office for the commercial lending division and as a loan production office.

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

Discussion of Financial Condition Changes from June 30, 2015 to March 31, 2016

General

At March 31, 2016, total assets amounted to $362.6 million, a decrease of $7.2 million, or 2.0%, compared to total assets of $369.8 million at June 30, 2015. The decrease in assets was comprised primarily of decreases in investment securities of $2.9 million, or 6.2%, from $46.9 million at June 30, 2015, to $44.0 million at March 31, 2016, a decrease in loans held-for-sale of $6.9 million, or 48.7%, from $14.2 million at June 30, 2015, to $7.3 million at March 31, 2016, and a decrease in cash and cash equivalents of $13.6 million, or 64.3%, from $21.2 million at June 30, 2015 to $7.5 million at March 31, 2016.  These decreases were partially offset by increases in loans receivable, net of $13.9 million, or 5.2%, from $268.4 million at June 30, 2015 to $282.4 million at March 31, 2016, and premises and equipment of $2.0 million, or 19.9%, from $10.2 million at June 30, 2015 to $12.2 million at March 31, 2016.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2015 to March 31, 2016 (continued)

Cash and Cash Equivalents

Cash and cash equivalents decreased $13.6 million, or 64.3%, from $21.2 million at June 30, 2015 to $7.5 million at March 31, 2016. The $13.6 million decrease in cash and cash equivalents was due in large part to a decrease in federal funds sold balances from $15.9 million at June 30, 2015 to $1.7 million at March 31, 2016.

Loans Receivable, Net

Loans receivable, net, increased $13.9 million, or 5.2%, from $268.4 million at June 30, 2015 to $282.4 million at March 31, 2016.  During the nine months ended March 31, 2016, our total loan originations amounted to $180.8 million compared to $198.9 million for the nine months ended March 31, 2015.  There were increases in one-to-four-family residential loans of $9.0 million, commercial real estate loans of $7.2 million, land loans of $4.5 million, commercial business loans of $1.0 million, loans on savings accounts of $340,000, and multi-family residential loans of $205,000, partially offset by decreases in home equity lines of credit of $5.1 million, construction loans of $2.0 million and equity and second mortgage loans of $932,000.

Loans Held-for-Sale

Loans held-for-sale decreased $6.9 million, or 48.7%, from $14.2 million at June 30, 2015 to $7.3 million at March 31, 2016.  The decrease in loans held-for-sale resulted primarily from a decrease at March 31, 2016 in receivables from financial institutions purchasing the Company's loans held-for-sale.

Investment Securities

Investment securities, which include mortgage-backed securities and equity securities amounted to $44.0 million at March 31, 2016 compared to $46.9 million at June 30, 2015, a decrease of $2.9 million, or 6.2%. The decrease in investment securities was primarily due to principal payments on mortgage backed securities of $8.0 million, partially offset by the acquisition of mortgage backed securities in the amount of $6.0 million.

Premises and Equipment, Net

Premises and equipment, net, increased $2.0 million, to $12.2 million at March 31, 2016, compared to $10.2 million at June 30, 2015, primarily due to the completion costs on a new branch location in Bossier City and the acquisition of real estate and construction costs for a future branch location in the Shreveport area expected to open in May 2016.

Asset Quality

At March 31, 2016, the Company had $218,000 of non-performing assets compared to $80,000 of non-performing assets at June 30, 2015, consisting of three single-family residential loans at March 31, 2016, compared to two single family residential loans at June 30, 2015.  We had $380,000 of loans classified as substandard at March 31, 2016, consisting of two single-family residential loans totaling $115,000 and one commercial real estate loan in the amount of $265,000, compared to $37,000 of loans classified as substandard at June 30, 2015, consisting of one single-family residential loan in the amount of $13,000 and one line of credit in the amount of $24,000.  The Company had no loans classified as doubtful at March 31, 2016 or June 30, 2015.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2015 to March 31, 2016 (continued)

Total Liabilities

Total liabilities decreased $6.7 million, or 2.1%, from $326.4 million at June 30, 2015, to $319.7 million at March 31, 2016, primarily due to a decrease in advances from the Federal Home Loan Bank of Dallas of $11.2 million, or 29.1%, to $27.2 million at March 31, 2016, compared to $38.4 million at June 30, 2015, partially offset by an increase in total deposits of $4.4 million, or 1.5%, to $290.7 million at March 31, 2016, compared to $286.2 million at June 30, 2015.  The increase in deposits was primarily due to an $8.0 million, or 43.2%, increase in savings deposits from $18.4 million at June 30, 2015 to $26.4 million at March 31, 2016, a $4.9 million, or 15.6%, increase in NOW accounts from $31.2 million at June 30, 2015 to $36.1 million at March 31, 2016, and a $1.7 million, or 3.8%, increase in money market deposits from $45.6 million at June 30, 2015 to $47.3 million at March 31, 2016, partially offset by a $9.2 million, or 6.3%, decrease in certificates of deposit from $146.0 million at June 30, 2015 to $136.7 million at March 31, 2016, and a decrease of $934,000, or 2.1%, in non-interest bearing demand deposits from $45.0 million at June 30, 2015 to $44.1 million at March 31, 2016.  At March 31, 2016 the Company had $9.9 million in brokered deposits compared to $12.7 million at June 30, 2015.  The brokered certificates of deposit which have maturity dates greater than twelve months are callable by Home Federal Bank after twelve months pursuant to early redemption provisions.  The $2.8 million, or 22.0%, decrease in brokered deposits at March 31, 2016 compared to June 30, 2015 was primarily a result of Home Federal Bank replacing the brokered deposits with core deposits as part of our current strategy to reduce our reliance on brokered certificates of deposit.

Stockholders' Equity

Stockholders' equity decreased $508,000, or 1.2%, to $42.9 million at March 31, 2016, from $43.4 million at June 30, 2015.  The primary reasons for the decrease in stockholders' equity from June 30, 2015, were the acquisition of Company stock of $2.7 million, dividends paid of $500,000 and a decrease in the Company's accumulated other comprehensive income of $224,000.   These decreases in stockholders' equity were partially offset by net income of $2.4 million, the vesting of restricted stock awards and stock options totaling $258,000, the release of employee stock ownership plan shares totaling $194,000 and proceeds from the issuance of common stock from the exercise of stock options of $91,000.  The Company's book value per share increased from $20.57 at June 30, 2015 to $21.47 at March 31, 2016 based on shares outstanding of 2,109,606 and 1,996,880, respectively.

The Bank is required to meet minimum capital standards promulgated by the OCC.  At March 31, 2016, Home Federal Bank's regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2016 and 2015

General

Net income amounted to $774,000 for the three months ended March 31, 2016 compared to $843,000 for the same period in 2015, a decrease of $69,000, or 8.2%.  The decrease was primarily due to a $171,000, or 18.1%, decrease in non-interest income and a $73,000, or 2.7%, increase in non-interest expense, partially offset by an increase of $140,000, or 4.5%, in net interest income, and a $35,000, or 8.5%, decrease in income tax expense for the 2016 period compared to the same period in 2015.

Net income amounted to $2.4 million for the nine months ended March 31, 2016 compared to net income of $2.5 million for the same period in 2015, a decrease of $105,000, or 4.2%.  The decrease was primarily due to a $661,000, or 8.9%, increase in non-interest expense, partially offset by an increase of $321,000, or 3.5%, in net-interest income, a $138,000, or 6.4%, increase in non-interest income, a $68,000, or 5.5%, decrease in income tax expense, and a decrease of $29,000, or 13.8%, in the provision for loan losses.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2016 and 2015 (continued)

Net Interest Income

Net interest income for the three months ended March 31, 2016 was $3.2 million, an increase of $140,000, or 4.5%, in comparison to $3.1 million for the three months ended March 31, 2015.  This increase was primarily due to an increase of $156,000, or 4.2%, in total interest income, partially offset by an increase of $16,000, or 2.5%, in aggregate interest expense primarily due to an increase in interest paid on deposits, compared to the prior quarterly period. The cost of funds from Federal Home Loan Bank borrowings decreased $5,000, or 7.6%, compared to the prior year three month period.   Interest on other bank borrowings increased $8,000 for the three months ended March 31, 2016 in comparison to the prior year three month period.

Net interest income for the nine months ended March 31, 2016 was $9.5 million, an increase of $321,000, or 3.5%, in comparison to the nine months ended March 31, 2015.  The increase in net interest income for the nine month period was primarily due to a $474,000, or 4.3%, increase in total interest income, partially offset by a $153,000, or 8.4%, increase in interest expense on borrowings and deposits due to an overall increase in average interest bearing liabilities.  The Company's average interest rate spread was 3.47% for the nine months ended March 31, 2016, compared to 3.61% for the nine months ended March 31, 2015. The Company's net interest margin was 3.66% for the nine months ended March 31, 2016, compared to 3.79% for the nine months ended March 31, 2015.  The decrease in net interest margin and average interest rate spread is attributable primarily to a lower average yield on interest earning assets.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market area and other factors related to the collectability of Home Federal Bank's loan portfolio, a provision for loan losses of $90,000 and $181,000 was made during the three and nine months ended March 31, 2016, respectively, compared to a $90,000 and $210,000 provision made during the three and nine months ended March 31, 2015,  respectively.   The allowance for loan losses was $2.7 million, or 0.96% of total loans, at March 31, 2016 compared to $2.5 million, or 0.92% of total loans, at March 31, 2015.  At March 31, 2016, Home Federal Bank had three non-performing loans in the aggregate amount of $218,000 and no other non-performing assets or troubled-debt restructurings.  At March 31, 2015, Home Federal had three non-performing loans in the aggregate amount of $144,000.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future.

Non-interest Income

Total non-interest income amounted to $775,000 for the three months ended March 31, 2016, a decrease of $171,000, or 18.1%, compared to $946,000 for the same period in 2015.  The decrease was due to a decrease of $191,000 in gain on sale of loans, and a decrease of $1,000 in both income on bank owned life insurance and other non-interest income, partially offset by an increase of $22,000 in service charges on deposit accounts compared to the same period in 2015.

Total non-interest income amounted to $2.3 million for the nine months ended March 31, 2016, an increase of $138,000, or 6.4%, compared to $2.2 million for the same period in 2015.  The increase was primarily due to increases of $81,000 in service charges on deposit accounts, and $76,000 in gain on sale of loans, partially offset by a $10,000 decrease in gain on sale of securities, a $6,000 decrease in other non-interest income, and a $3,000 decrease in bank owned life insurance compared to the same period in 2015.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2016 and 2015 (continued)

Non-interest Expense

Total non-interest expense increased $73,000, or 2.7%, for the three months ended March 31, 2016 compared to the prior year period.  The increase in non-interest expense was primarily due to increases of $80,000 in compensation and benefits expense, $52,000 in legal fees, $11,000 in franchise and bank share taxes, $7,000 in data processing expense, $7,000 in advertising expense, and $1,000 in other non-interest expense.  These increases were partially offset by a decrease of $70,000 in loan collection expense, $10,000 in audit and examination fees, and $5,000 in occupancy and equipment expense.

Total non-interest expense increased $661,000, or 8.9%, for the nine months ended March 31, 2016 compared to the prior year period. The increase in non-interest expense for the nine months ended March 31, 2016, compared to the same period in 2015, is primarily attributable to increases of $443,000 in compensation and benefits expense, $73,000 in franchise and bank shares taxes, $67,000 in legal fees, $46,000 in deposit insurance premiums, $40,000 in data processing expense, $31,000 in other non-interest expense, $22,000 in audit and examination fees, and $11,000 in occupancy and equipment expense. These increases were partially offset by a decrease of $70,000 in loan collection expense, and $2,000 in advertising expense.

The increases in compensation and benefits expense for both the three and nine month periods were primarily due to increases in the compensation paid to mortgage lenders along with increases in support staff for the mortgage lenders, along with normal compensation and benefits increases, including stock option and recognition and retention plan expense.  The aggregate compensation expense recognized by the Company for its Stock Option, ESOP, and Recognition and Retention and Stock Incentive Plans amounted to $217,000 and $581,000 for the three and nine months ended March 31, 2016, respectively, compared to $160,000 and $477,000 for the three and nine months ended March 31, 2015.

The Louisiana bank shares tax is assessed on the Bank's equity and earnings.  For the three and nine months ended March 31, 2016, the Company recognized franchise and bank shares tax expense of $83,000 and $266,000, respectively, compared to $72,000 and $193,000, respectively, for the same periods in 2015.

Income Taxes

Income taxes amounted to $378,000 and $1.2 million for the three and nine months ended March 31, 2016, respectively, resulting in effective tax rates of 32.8% and 32.6%, respectively, for each period. Income taxes amounted to $413,000 and $1.2 million for the three and nine months ended March 31, 2015, respectively, resulting in effective tax rates of 32.9% for both periods.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2016 and 2015 (continued)

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

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities	$43,007	$199	1.85%	$51,340	$248	1.93%
Loans receivable	288,028	3,644	5.06	276,182	3,457	5.01
Interest-earning deposits	12,288	19	0.62	2,443	1	0.18
Total interest-earning assets	343,323	3,862	4.50	329,965	3,706	4.49
Non-interest-earning assets	23,670			24,082
Total assets	$366,993			$354,047
Interest-bearing liabilities:
Savings accounts	25,219	25	0.39	14,593	8	0.21
NOW accounts	35,779	70	0.79	30,659	59	0.77
Money market accounts	48,296	37	0.31	43,630	33	0.30
Certificate accounts	139,644	441	1.26	136,148	460	1.35
Total deposits	248,938	573	0.92	225,030	560	1.00
Other Borrowings	940	11	4.68	262	3	4.24
FHLB advances	26,574	61	0.92	41,424	66	0.64
Total interest-bearing liabilities	276,452	645	0.93%	266,716	629	0.94%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	43,816			41,390
Other liabilities	2,172			1,423
Total liabilities	322,440			309,529
Total Stockholders' Equity(1)	44,553			44,518

Total liabilities and equity	$366,993			$354,047

Net interest-earning assets	$66,871			$63,249

Net interest income; average interest rate spread(2)		$3,217	3.57%		$3,077	3.55%
Net interest margin(3)			3.75%			3.73%
Average interest-earning assets to average interest-bearing liabilities			124.19%			123.71%
 __________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2016 and 2015 (continued)

	Nine Months Ended March 31,
	2016			2015
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities	$42,737	$586	1.83%	$53,289	$778	1.95%
Loans receivable	282,948	10,821	5.10	265,809	10,201	5.12
Interest-earning deposits	19,657	52	0.35	2,704	6	0.27
Total interest-earning assets	345,342	11,459	4.42	321,802	10,985	4.55
Non-interest-earning assets	23,769			22,825
Total assets	$369,111			$344,627
Interest-bearing liabilities:
Savings accounts	22,511	63	0.37	13,581	21	0.20
NOW accounts	35,175	224	0.85	29,142	159	0.73
Money market accounts	47,544	109	0.31	43,534	106	0.32
Certificate accounts	143,563	1,381	1.28	130,321	1,361	1.39
Total deposits	248,793	1,777	0.95	216,578	1,647	1.01
Other bank borrowings	559	18	4.29	88	3	4.23
FHLB advances	27,751	186	0.89	41,666	178	0.57
Total interest-bearing liabilities	277,103	1,981	0.95%	258,332	1,828	0.94%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	44,210			39,249
Other liabilities	2,384			1,909
Total liabilities	323,697			299,490
Total Stockholders' Equity(1)	45,414			45,137

Total liabilities and equity	$369,111			$344,627

Net interest-earning assets	$68,239			$63,470

Net interest income; average interest rate spread(2)		$9,478	3.47%		$9,157	3.61%
Net interest margin(3)			3.66%			3.79%
Average interest-earning assets to average interest-bearing liabilities			124.63%			124.57%
 __________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Month Periods Ended March 31, 2016 and 2015 (continued)

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  Home Federal Bank's deposit accounts with the Federal Home Loan Bank of Dallas amounted to $2.4 million at March 31, 2016.

A significant portion of Home Federal Bank's liquidity consists of securities classified as available-for-sale and cash and cash equivalents.   Home Federal Bank's primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At March 31, 2016, Home Federal Bank had $27.2 million in advances from the Federal Home Loan Bank of Dallas and had $117.6 million in additional borrowing capacity.  Additionally, at March 31, 2016, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $15.1 million. There were no amounts purchased under this agreement as of March 31, 2016.

At March 31, 2016, Home Federal Bank had outstanding loan commitments of $24.7 million to originate loans.  At March 31, 2016, certificates of deposit scheduled to mature in less than one year totaled $62.2 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale as needed.

At March 31, 2016, Home Federal Bank exceeded each of its regulatory capital requirements with tangible, common equity tier 1, core and risk-based capital ratios of 11.64%, 16.78%, 11.64% and 17.88%, respectively.

Off-Balance Sheet Arrangements

At March 31, 2016, the Company did not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules.

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

ITEM 1A. RISK FACTORS

Not applicable.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities

The Company's repurchases of its common stock made during the quarter ended March 31, 2016 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)(b)
January 1, 2016 – January 31, 2016	7,010	$22.07	7,010	94,990
February 1, 2016 – February 29, 2016	34,122	22.45	34,122	60,868
March 1, 2016 –March 31, 2016	-	-	-	60,868
Total	41,132	$22.39	41,132	60,868
______________
Notes to this table:

(a)	On December 9, 2015, the Company announced by press release a repurchase program to repurchase up to 102,000 shares, or approximately 5.0% of the Company's outstanding shares of common stock. The repurchase program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

No.	Description
10.0	Home Federal Bank 2016 Loan Officer Incentive Plan(1)*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Certification Pursuant to 18 U.S.C Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
________________
*	Denotes a management contract or compensatory plan or arrangement.
(1)	Incorporated herein by reference from the Company's Current Report on Form 8-K filed with the SEC on February 11, 2016 (File No. 001-35019).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: May 12, 2016	By:	/s/Glen W. Brown
Glen W. Brown
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and
accounting officer)