Form 10-K
period 2016-06-30
Home Federal Bancorp, Inc. of Louisiana
filed 2016-09-21
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate value of the 1.5 million shares of Common Stock of the Registrant issued and outstanding on December 31, 2015, which excludes an aggregate of 565,000 shares held by all directors and executives officers of the Registrant, the Registrant's Employee Stock Ownership Plan ("ESOP"), the Recognition and Retention Plan Trust ("RRP") and Employees' Savings and Profit Sharing Plan ("401(k) Plan") as a group was $34.25 million.  This figure is based on the closing sales price of $23.25 per share of the Registrant's Common Stock on December 31, 2015, the last business day of the Registrant's second fiscal quarter.  Although directors and executive officers, the ESOP, RRP and 401(k) Plan were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of September 20, 2016: 1,960,719

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14.

Home Federal Bancorp Inc. of Louisiana
Form 10-K
For the Year Ended June 30, 2016

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

Home Federal Bank is a federally chartered stock savings bank originally organized in 1924 as Home Building and Loan Association.  The Bank reorganized into the mutual holding company structure in January 2005 and changed its name to "Home Federal Bank" in 2009 as part of its business strategy to be recognized as a community bank.  Home Federal Bank's main office and six full service branch offices are located in Shreveport and Bossier City, Louisiana and serve the Shreveport-Bossier City metropolitan area.  Home Federal Bank's business primarily consists of attracting deposits from the general public and using those funds to originate loans.

As of June 30, 2016, Home Federal Bancorp's only business activities are to hold all of the outstanding common stock of Home Federal Bank. Home Federal Bancorp is authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies, which may include the issuance of additional shares of common stock to raise capital or to support mergers or acquisitions and borrowing funds for reinvestment in Home Federal Bank.

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

Lending Activities

General.  At June 30, 2016, our net loan portfolio amounted to $290.8 million, representing approximately 76.2% of total assets at that date. Historically, our principal lending activity was the origination of one- to four-family residential loans. At June 30, 2016, one- to four-family residential loans amounted to $118.0 million, or 40.2% of the total loan portfolio. Commercial real estate loans amounted to $69.2 million, or 23.6% of the total loan portfolio at June 30, 2016.

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

A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. In addition, upon application the Office of the Comptroller of the Currency permits a savings institution to lend up to an additional 15% of unimpaired capital and surplus to one borrower to develop domestic residential housing units. At June 30, 2016, our regulatory limit on loans-to-one borrower was $6.9 million and the five largest loans or groups of loans-to-one borrower, including related entities, aggregated $5.2 million, $4.9 million, $4.8 million, $4.8 million and $4.8 million. Each of our five largest loans or groups of loans was originated with strong guarantor support to known borrowers in our market area and performing in accordance with its terms at June 30, 2016.

Loans to or guaranteed by general obligations of a state or political subdivision are not subject to the foregoing lending limits.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	June 30,
	2016		2015		2014		2013		2012
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential(1)	$118,035	40.17%	$103,332	38.11%	$89,545	36.96%	$73,243	35.11%	$59,410	34.88%
Commercial – real estate secured:
Owner occupied	47,425	16.14	38,280	14.12	29,210	12.06	25,523	12.24	27,103	15.91
Non-owner occupied	21,772	7.41	23,800	8.78	27,056	11.17	25,646	12.30	12,127	7.12
Total commercial-real estate secured	69,197	23.55	62,080	22.90	56,266	23.23	51,169	24.54	39,230	23.03
Multi-family residential	20,661	7.03	15,246	5.62	20,368	8.41	19,587	9.39	12,919	7.58
Land	24,308	8.27	19,866	7.33	19,945	8.23	15,589	7.47	12,317	7.23
Construction	14,442	4.92	17,620	6.50	12,505	5.16	16,937	8.12	22,660	13.30
Home equity loans and second mortgage loans	1,526	0.52	2,460	0.91	2,563	1.06	2,305	1.11	2,520	1.48
Equity lines of credit	17,290	5.88	22,187	8.18	14,950	6.17	12,592	6.04	8,461	4.97
Total real estate loans	265,459	90.34	242,791	89.55	216,142	89.22	191,422	91.78	157,517	92.47
Commercial business	27,886	9.49	28,019	10.33	25,749	10.63	16,776	8.04	12,369	7.26
Consumer non-real estate loans:
Savings accounts	404	0.14	209	0.08	255	0.11	259	0.12	227	0.13
Automobile and other consumer loans	86	0.03	110	0.04	111	0.04	128	0.06	228	0.14
Total non-real estate loans	28,376	9.66	28,338	10.45	26,115	10.78	17,163	8.23	12,824	7.53
Total loans	293,835	100.00%	271,129	100.00%	242,257	100.00%	208,585	100.00%	170,341	100.00%
Less:
Allowance for loan losses	(2,845)		(2,515)		(2,396)		(2,240)		(1,698)
Deferred loan fees	(163)		(187)		(298)		(266)		(380)
Net loans receivable(1)	$290,827		$268,427		$239,563		$206,079		$168,263
 _________________
(1)	Does not include loans held-for-sale amounting to $11.9 million, $14.2 million, $9.4 million, $3.5 million and $11.2 million at June 30, 2016, 2015, 2014, 2013 and 2012, respectively.

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

             In the past, we purchased loans from a mortgage originator secured by single-family housing primarily located in predominantly rural areas of Texas and to a lesser extent, Tennessee, Arkansas, Alabama, Louisiana and Mississippi. We have not purchased any such mortgage loans since fiscal 2008. The loans were generally secured by rural properties and the seller retained servicing rights. Although the loans were originated with fixed-rates, Home Federal Bank receives an adjustable-rate of interest equal to the Federal Housing Finance Board rate, with rate floors and ceilings of approximately 5.0% and 8.0%, respectively. Under the terms of the loan agreements, the seller must repurchase any loan that becomes more than 90 days delinquent. At June 30, 2016, we had approximately $7.5 million of such loans in our portfolio with an average contractual remaining term of approximately 14 years.

In recent periods, we have originated and sold a substantial amount of our fixed-rate conforming mortgages to correspondent banks. For the year ended June 30, 2016, we originated $115.4 million of one- to four-family residential loans and sold $101.3 million of such loans. Our residential loan originations primarily consist of rural development, FHA and VA loans.

The following table shows total loans originated, sold and repaid during the periods indicated.

	Year Ended June 30,
	2016	2015	2014
	(In thousands)
Loan originations:
One- to four-family residential	$115,449	$103,052	$91,891
Commercial — real estate secured:
Owner occupied	48,076	69,849	53,966
Non-owner occupied	8,169	5,307	9,946
Multi-family residential	5,914	3,035	1,242
Commercial business	33,092	48,309	42,200
Land	8,302	7,176	12,135
Construction	19,538	26,920	27,855
Home equity loans and lines of credit and other consumer	9,351	8,974	7,813
Total loan originations	247,891	272,622	247,048
Loans purchased	--	--	--
Total loan originations and loans purchased	247,891	272,622	247,048
Loans Sold	(101,295)	(86,806)	(83,579)
Loan principal repayments	(126,172)	(152,117)	(123,885)
Total loans sold and principal repayments	(227,467)	(238,923)	(207,464)
Increase (decrease) due to other items, net(1)	1,976	(4,835)	(6,100)
Net increase in loan portfolio	$22,400	$28,864	$33,484
 ___________________
(1) Other items consist of deferred loan fees, the allowance for loan losses and loans held-for-sale at year end.

Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, we concentrate our lending activity in our primary market area in Caddo and Bossier Parishes, Louisiana and the surrounding area. Subject to our loans-to-one borrower limitation, we are permitted to invest without limitation in residential mortgage loans and up to 400% of our capital in loans secured by non-residential or commercial real estate. We also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, we may invest up to 10% of our total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At June 30, 2016, we were within each of the above lending limits.

During fiscal 2016 and 2015, we sold $101.3 million and $86.8 million of loans, respectively. We recognized gain on sale of loans of $2.5 million during fiscal 2016 and $2.3 million during fiscal 2015. Loans were sold during these periods primarily to other financial institutions. Such loans were sold against forward sales commitments with servicing released and without recourse after a certain period of time, typically 90 days. The loans sold primarily consisted of long-term, fixed rate residential real estate loans. These loans were originated during this period of historically low interest rates and were sold to reduce our interest rate risk. We will continue to sell loans in the future to the extent we believe the interest rate environment is unfavorable and interest rate risk is unacceptable.

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of June 30, 2016, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	One-to Four Family Residential	Commercial Real Estate Secured	Multi Family Residential	Commercial Business	Land	Construction	Home Equity Loans and Lines of Credit and Other Consumer	Total
	(In thousands)
Amounts due after June 30, 2016 in:
One year or less	$7,803	$10,626	$6,759	$11,565	$17,913	$14,131	$5,139	$73,936
After one year through two years	8,719	9,651	--	7,032	3,744	311	3,134	32,591
After two years through three years	11,451	12,366	737	3,415	993	--	2,895	31,857
After three years through five years	23,822	14,975	764	5,325	1,197	--	1,692	47,775
After five years through ten years	5,887	19,336	7,637	549	461	--	5,996	39,866
After ten years through fifteen years	9,874	2,243	2,746	--	--	--	350	15,213
After fifteen years	50,479	--	2,018	--	--	--	100	52,597

Total	$118,035	$69,197	$20,661	$27,886	$24,308	$14,442	$19,306	$293,835

The following table sets forth the dollar amount of all loans at June 30, 2016, before net items, due after June 30, 2017, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed-Rate	Adjustable-Rate	Total
		(In thousands)
One- to four-family residential	$89,772	$20,460	$110,232
Commercial — real estate secured	58,571	--	58,571
Multi-family residential	13,902	--	13,902
Commercial business	16,321	--	16,321
Land	6,395	--	6,395
Construction	311	--	311
Home equity loans and lines of credit and other consumer	14,167	--	14,167

Total	$199,439	$20,460	$219,899

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

One- to Four-Family Residential Real Estate Loans.  At June 30, 2016, $118.0 million, or 40.2%, of the total loan portfolio, before net items, consisted of one- to four-family residential loans.

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

At June 30, 2016, $96.7 million, or 81.7%, of our one- to four-family residential mortgage loans were fixed-rate loans. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Our fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation, and other investors in the secondary mortgage market. Consistent with our asset/liability management, we have sold a significant portion of our long-term, fixed rate loans.  Servicing is released on all loans sold except those loans sold to FNMA.  Home Federal Bank's servicing portfolio was $37.4 million at June 30, 2016.

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

Commercial — Real Estate Secured Loans.  As of June 30, 2016, Home Federal Bank had outstanding $69.2 million of loans secured by commercial real estate, $47.4 million, or 68.5%, of which were owner occupied. It is the current policy of Home Federal Bank to lend in a first lien position on real property occupied as a commercial business property. Home Federal Bank offers fixed and variable rate commercial real estate loans. Home Federal Bank's commercial real estate loans are limited to a maximum of 85% of the appraised value and have terms up to 15 years, however, the terms are generally no more than five years with amortization periods of 20 years or less. It is our policy that commercial real estate secured lines of credit are limited to a maximum of 85% of the appraised value of the property and shall not exceed three to five year amortizations.

Multi-Family Residential Loans.  At June 30, 2016, we had outstanding approximately $20.7 million of multi-family residential loans. Our multi-family residential loan portfolio includes income producing properties of 50 or more units and low income housing developments. We obtain personal guarantees on all properties other than those of the public housing authority for which they are not permitted.

Commercial Business Loans.  At June 30, 2016, we had outstanding approximately $27.9 million of non-real estate secured commercial loans. The business lending products we offer include lines of credit, inventory financing and equipment loans. Commercial business loans and lines of credit carry more credit risk than other types of commercial loans. We attempt to limit such risk by making loans predominantly to small- and mid-sized businesses located within our market area and having the loans personally guaranteed by the principals involved. We have established underwriting standards in regard to business loans which set forth the criteria for sources of repayment, borrower's capacity to repay, specific financial and collateral margins and financial enhancements such as guarantees. Generally, the primary source of repayment is cash flow from the business and the financial strength of the borrower.

Land Loans.  As of June 30, 2016, land loans were $24.3 million, or 8.3% of the total loan portfolio, before net items. Land loans include land which has been acquired for the purpose of development and unimproved land. Our loan policy provides for loan-to-value ratios of 50% for unimproved land loans. Land loans are originated with fixed rates and terms up to five years with longer amortizations. Although land loans generally are considered to have greater credit risk than certain other types of loans, we expect to mitigate such risk by requiring personal guarantees and identifying other secondary sources of repayment for the land loan other than the sale of the collateral. It is our practice to only originate a limited amount of loans for speculative development to borrowers with whom our lenders have a prior relationship.

Construction Loans.  At June 30, 2016, we had outstanding approximately $14.4 million of construction loans which included loans for the construction of residential and commercial property. Our residential construction loans typically have terms of six to 11 months with a takeout letter from Home Federal for the permanent mortgage. Our commercial construction loans include owner occupied commercial properties, pre-sold property and speculative office property. As of June 30, 2016, we held $3.5 million of speculative construction loans.

Home Equity and Second Mortgage Loans.  At June 30, 2016, we held $1.5 million of home equity and second mortgage loans. These loans are secured by the underlying equity in the borrower's residence. We do not require that we hold the first mortgage on the properties that secure the second mortgage loans. The amount of our second mortgage loans generally cannot exceed a loan-to-value ratio of 90% after taking into consideration the first mortgage loan. These loans are typically three-to-five year balloon loans with fixed rates and terms that will not exceed 10 years and contain an on-demand clause that allows us to call the loan in at any time.

Equity Lines of Credit.  We offer lines of credit secured by a borrower's equity in real estate which loans amounted to $17.3 million, or 5.9% of the total loan portfolio, before net items, at June 30, 2016.  The unused portion of equity lines was $10.9 million at June 30, 2016.  The rates and terms of such lines of credit depend on the history and income of the borrower, purpose of the loan and collateral. Lines of credit will not exceed 90% of the value of the equity in the collateral.

Consumer Non-real Estate Loans.  We are authorized to make loans for a wide variety of personal or consumer purposes. We originate consumer loans primarily in order to accommodate our customers. The consumer loans at June 30, 2016 consist of loans secured by deposit accounts with us, automobile loans, overdraft and other unsecured loans.

Consumer non-real estate loans generally have shorter terms and higher interest rates than residential mortgage loans, and generally entail greater credit risk than residential mortgage loans, particularly those loans secured by assets that depreciate rapidly, such as automobiles, boats and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the fluctuating demand for used automobiles.  We had no automobile loans at June 30, 2016.

We offer loans secured by deposit accounts held with us, which loans amounted to $404,000, or 0.14% of the total loan portfolio, before net items, at June 30, 2016. Such loans are originated for up to 100% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2%. These loans typically are payable on demand with a maturity date of one year.

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

Asset Quality

General.  During fiscal 2016, we engaged a third party to review loans, policies, and procedures. The scope of the services provided included credit underwriting, adherence to our loan policies as well as regulatory policies, and recommendations regarding reserve allocations. We expect these reviews will be done annually.

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

Real estate and other assets we acquire as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold.  At June 30, 2016, we had no real estate owned. We had one property acquired through foreclosure with a carrying value of $40,000 at June 30, 2015.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	June 30,
	2016				2015
	30-89 Days Overdue		90 or More Days Overdue		30-89 Days Overdue		90 or More Days Overdue
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
				(Dollars in thousands)
One- to four-family residential	37	$4,320	2	$114	29	$3,237	2	$80
Commercial — real estate secured	--	--	--	--	--	--	--	--
Multi-family residential	--	--	--	--	--	--	--	--
Commercial business	--	--	--	--	--	--	--	--
Land	1	556	--	--	--	--	--	--
Construction	--	--	--	--	--	--	--	--
Home equity loans and lines of credit and other consumer	3	93	--	--	1	3	--	--

Total delinquent loans	41	$4,969	2	$114	30	$3,240	2	$80

Delinquent loans to total net loans		1.71%		0.04%		1.21%		0.03%
Delinquent loans to total loans		1.69%		0.04%		1.20%		0.03%

Non-Performing Assets.  The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated. We had one troubled debt restructuring included in non-accrual loans at June 30, 2013.  At June 30, 2016, we had nine commercial loans to one borrower totaling $2.0 million that were identified as troubled debt restructurings, were performing in accordance with their modified terms and were accruing interest.

	June 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)

Non-accruing loans:
One- to four-family residential	$13	$13	$151	$386	$14
Commercial — real estate secured	--	--	--	--	--
Multi-family residential	--	--	--	--	--
Commercial business	--	--	--	--	--
Land	--	--	--	--	--
Construction	--	--	--	--	--
Home equity loans and lines of credit and other consumer	--	--	27	27	--
Total non-accruing loans	13	13	178	413	4
Accruing loans 90 days or more past due	101	67	13	236	--
Total non-performing loans(1)	114	80	191	649	14
Real estate owned, net	--	40	--	--	--
Total non-performing assets	$114	$120	$191	$649	$14

Troubled debt restructurings (2)	1,990	--	--	--	--
Total non-performing assets and troubled debt restructurings	$2,104	$120	$191	$649	$14

Total non-performing loans as a percent of loans, net	0.04%	0.03%	0.07%	0.31%	0.01%
Total non-performing assets as a percent of total assets	0.03%	0.03%	0.05%	0.23%	0.00%
Total non-performing assets and troubled debt restructurings as a percentage of total assets	0.55%	0.03%	0.05%	0.23%	* %

_________________
*       Not meaningful.
(1)    Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
(2)    Troubled debt restructuring not included in non-accruing loans and accruing loans 90 days or more past due.

After fiscal year end June 30, 2016, a one to four-family residential loan secured by a vacant lot in an established residential subdivision in the amount of $556,000 was placed on non-accrual status.  The loan was 69 past due and designated as special mention at year-end, and as of September 20, 2016, is now more than 90 days past due and classified substandard.  The Company is continuing to monitor the credit and believes that it is well-collateralized.

Classified Assets.  Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved. At June 30, 2016 we held $625,000 of assets designated as special mention, and $2.4 million classified as substandard. The classified assets are related to two residential mortgage loans, one commercial real estate loan and nine commercial business loans to one borrower. There were no loans classified as doubtful at June 30, 2016.

Allowance for Loan Losses.  At June 30, 2016, our allowance for loan losses amounted to $2.8 million. The allowance for loan losses is maintained at a level believed, to the best of our knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on our periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing conditions. We are primarily engaged in originating single-family residential loans. Our management considers the deficiencies of all classified loans in determining the amount of allowance for loan losses required at each reporting date. Our management analyzes the probability of the correction of the substandard loans' weaknesses and the extent of any known or inherent losses that we might sustain on them. During the fiscal year 2016, we recorded a provision for loan losses of $271,000 as compared to $300,000 recorded for fiscal year 2015. The 2016 provision reflects our estimate to maintain the allowance for loan losses at a level to cover probable losses inherent in the loan portfolio.

The provision for fiscal year 2016 reflects the risks associated with our commercial lending (both real estate secured and non-real estate secured), as well as other risks in our portfolio.  Total non-performing loans decreased by approximately $6,000 over the prior year and our loans 30-89 days overdue increased $1.7 million as of June 30, 2016 compared to June 30, 2015, all of which were secured by one- to four-family residential properties as of June 30, 2016.

While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

             The following table shows changes in our allowance for loan losses during the periods presented.  There were no loan charge-offs during fiscal 2016 or 2012.   We had $181,000, $12,000 and $16,000 of loan charge-offs during fiscal 2015, 2014 and 2013, respectively.  Bad debt recoveries amounted to $59,000 during fiscal 2016.

	June 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)

Total loans outstanding at end of period	$293,835	$271,129	$242,257	$208,585	$170,341
Average loans outstanding	287,405	269,408	224,463	197,812	156,759
Allowance for loan losses, beginning of period	2,515	2,396	2,240	1,698	842
Provision for loan losses	271	300	168	558	856
Recoveries	59	--	--	--	--
Charge-offs	--	(181)	(12)	(16)	--
Allowance for loan losses, end of period	$2,845	$2,515	$2,396	$2,240	$1,698

Allowance for loan losses as a percent of non-performing loans	2,501.99%	3,143.75%	1,254.45%	345.15%	12,128.57%
Allowance for loan losses as a percent of loans outstanding	0.97%	0.93%	0.99%	1.07%	1.00%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	June 30,
	2016		2015		2014		2013		2012
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans

	(Dollars in thousands)
One- to four-family residential	$1,517	40.17%	$1,195	38.11%	$1,224	36.96%	$1,023	35.11%	$306	34.88%
Commercial – real estate secured	321	23.55	415	22.90	464	23.23	338	24.54	185	23.03
Multi-family residential	111	7.03	103	5.62	128	8.41	103	9.39	205	7.58
Commercial business	444	9.49	305	10.33	202	10.63	412	8.04	281	7.26
Land	201	8.27	154	7.33	168	8.23	127	7.47	270	7.23
Construction	126	4.92	146	6.50	105	5.16	146	8.12	311	13.30
Home equity loans and lines of credit and other consumer	125	6.57	197	9.21	105	7.38	91	7.33	140	6.72
Total	$2,845	100.00%	$2,515	100.00%	$2,396	100.00%	$2,240	100.00%	$1,698	100.00%

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

The following table sets forth certain information relating to our investment securities portfolio at the dates indicated.

	June 30,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Held-to-Maturity:
FNBB stock	$250	$250	$250	$250	$250	$250
FHLB stock	2,099	2,099	1,760	1,760	1,515	1,515
Total Securities Held-to-Maturity	2,349	2,349	2,010	2,010	1,765	1,765

Securities Available-for-Sale:
Mortgage-backed securities	50,045	50,173	44,733	44,885	48,173	48,434

Total Investment Securities	$52,394	$52,522	$46,743	$46,895	$49,938	$50,199

The following table sets forth the amount of investment securities which contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2016. The amounts reflect the fair value of our securities at June 30, 2016.

	Amounts at June 30, 2016 which Mature in
	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
	(Dollars in thousands)
Bonds and other debt securities:
Mortgage-backed securities	$1	2.65%	$123	3.59%	$59	2.47%	$49,990	1.75%
Equity securities(1):
FNBB stock	--	--	--	--	--	--	250	1.13
FHLB stock	--	--	--	--	--	--	2,099	1.05

Total investment securities and bank stock	$1	2.65%	$123	3.59%	$59	2.47%	$52,339	2.11%

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

The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2016, 2015 and 2014.

	June 30,
	2016	2015	2014
	(In thousands)
Fixed rate:
GNMA	$41	$50	$65
FHLMC	10,698	147	150
FNMA	27,108	27,596	25,466
Total fixed rate	37,847	27,793	25,681
Adjustable rate:
GNMA	12,116	16,744	22,266
FHLMC	96	137	173
FNMA	114	211	314
Total adjustable-rate	12,326	17,092	22,753
Total mortgage-backed securities	$50,173	$44,885	$48,434

Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at June 30, 2016 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2016.

	Amounts at June 30, 2016 which Mature in
		Weighted	Over One	Weighted		Weighted
	One Year	Average	through	Average	Over	Average
	or Less	Yield	Five Years	Yield	Five Years	Yield
	(In thousands)
Fixed rate:
GNMA	$--	--%	$22	9.11%	$19	8.61%
FHLMC	--	--	--	--	10,698	1.56
FNMA	1	2.65	--	--	27,107	2.37
Total fixed-rate	1	2.65%	22	9.11%	37,824	2.14%

Adjustable rate:
GNMA	$--	--%	$--	--%	$12,116	0.60%
FHLMC	--	--	18	1.67	78	2.29
FNMA	--	--	83	2.51	31	2.23
Total adjustable-rate	--	--%	101	2.37%	12,225	0.61%

Total	$1	2.65%	$123	3.58%	$50,049	1.77%

The following table sets forth the purchases, sales and principal repayments of our mortgage-backed securities during the periods indicated.

	At or For the Year Ended June 30,
	2016	2015	2014
Mortgage-backed securities at beginning of period	$44,733	$48,173	$47,894
Purchases	16,722	9,843	23,158
Repayments	(11,392)	(11,263)	(9,845)
Sales	--	(1,954)	(12,984)
Amortizations of premiums and discounts, net	(17)	(66)	(50)

Mortgage-backed securities at end of period	$50,046	$44,733	$48,173

Weighted average yield at end of period	1.77%	1.90%	2.16%

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

Deposits.  We attract deposits principally from residents of Louisiana and particularly from Caddo and Bossier Parishes. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. We utilize brokered certificates of deposit as a component of our strategy for lowering the overall cost of funds. The brokered certificates of deposit are callable by Home Federal Bank after twelve months. At June 30, 2016 and 2015, we had $8.2 million and $12.7 million, respectively, in brokered certificates of deposit.

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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	June 30,
	2016		2015		2014
		Percent of		Percent of		Percent of
	Amount	Total Deposits	Amount	Total Deposits	Amount	Total Deposits
			(Dollars in thousands)
Certificate accounts:
0.00% - 0.99%	$46,544	16.17%	$57,103	19.95%	$46,786	17.18%
1.00% - 1.99%	70,606	24.53	68,242	23.84	43,105	15.83
2.00% - 2.99%	14,961	5.20	15,943	5.57	17,780	6.53
3.00% - 3.99%	386	0.13	4,684	1.64	12,757	4.69

Total certificate accounts	132,497	46.03	145,972	51.00	120,428	44.23

Transaction accounts:
Passbook savings	29,033	10.09	18,435	6.44	12,165	4.47
Non-interest bearing demand accounts	39,280	13.65	45,024	15.73	43,447	15.95
NOW accounts	37,761	13.12	31,214	10.90	24,015	8.82
Money market	49,251	17.11	45,593	15.93	72,240	26.53

Total transaction accounts	155,325	53.97	140,266	49.00	151,867	55.77

Total deposits	$287,822	100.00%	$286,238	100.00%	$272,295	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended June 30,
	2016			2015			2014
			Average			Average			Average
	Average	Interest	Rate	Average	Interest	Rate	Average	Interest	Rate
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)
Passbook savings	$23,993	$92	0.38%	$14,762	$34	.23%	$11,221	$23	0.20%
NOW accounts	35,797	283	0.79	29,821	228	0.76	26,544	240	0.90
Money market	47,953	149	0.31	43,770	141	0.32	45,637	150	0.33
Certificates of deposit	141,160	1,805	1.28	133,605	1,831	1.37	114,496	1,745	1.52
Total interest-bearing deposits	248,903	2,329	0.94	221,958	2,234	1.01	197,898	2,158	1.09
Non-Interest bearing
demand accounts	$43,100	$--	--%	$40,428	$--	--%	$33,776	$--	--%
Total deposits	$292,003	$2,329	0.80%	$262,386	$2,234	0.85%	$231,674	$2,158	0.93%

The following table shows our savings flows during the periods indicated.

	Year Ended June 30,
	2016	2015	2014
	(In thousands)
Net deposits (withdrawals)	$(205)	$12,274	$58,706
Interest credited	1,789	1,669	1,667
Total increase (decrease) in deposits	$1,584	$13,943	$60,373

               The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at June 30, 2016.

	Balance at June 30, 2016
	Maturing in the 12 Months Ending June 30,
Certificates of Deposit	2017	2018	2019	Thereafter	Total
	(In thousands)
0.00% - 0.99%	$36,308	$9,653	$496	$86	$46,544
1.00% - 1.99%	16,828	20,188	9,801	23,789	70,606
2.00% - 2.99%	4,862	200	1,661	8,239	14,961
3.00% - 3.99%	386	--	--	--	386
Total certificate accounts	$58,384	$30,041	$11,958	$32,114	$132,497

The following table shows the maturities of our certificates of deposit of $100,000 or more at June 30, 2016, by time remaining to maturity.

		Weighted
	Amount	Average Rate
	(Dollars in thousands)
September 30, 2016	$9,469	1.00%
December 31, 2016	11,268	0.86
March 31, 2017	7,583	0.74
June 30, 2017	12,150	0.74
After June 30, 2017	45,249	1.53
Total certificates of deposit with balances of $100,000 or more	$85,719	1.53%

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

As of June 30, 2016, we were permitted to borrow up to an aggregate total of $164.7 million from the Federal Home Loan Bank of Dallas. We had $47.7 million and $38.4 million of Federal Home Loan Bank advances outstanding at June 30, 2016 and 2015, respectively.  Additionally, at June 30, 2016, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $15.5 million.  There were no amounts purchased under this agreement as of June 30, 2016.  At June 30, 2016, Home Federal Bancorp had available a $3.0 million line of credit agreement with First National Bankers Bank, maturing June 21, 2017.  The line is secured by 100 shares of Home Federal Bank's common stock and bears interest at the Prime Rate, which is currently 3.50% per annum.  At June 30, 2016, amounts drawn on the line of credit totaled $400,000.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year
	Ended June 30,
	2016	2015	2014
	(Dollars in thousands)
FHLB advances:
Average balance outstanding	$30,277	$40,858	$19,816
Maximum amount outstanding at any month-end during the period	47,665	49,030	29,666
Balance outstanding at end of period	47,665	38,411	12,897
Average interest rate during the period	0.87%	0.60%	0.83%
Weighted average interest rate at end of period	0.81%	0.68%	1.16%

At June 30, 2016, $23.8 million of our borrowings were short-term (maturities of one year or less). Such short-term borrowings had a weighted average interest rate of 0.67% at June 30, 2016.

The following table shows maturities of Federal Home Loan Bank advances at June 30, 2016, for the years indicated:

Years Ending June 30,	Amount
(In thousands)
2017	$23,758
2018	22,270
2019	282
2020	295
2021	193
Thereafter	867
Total	$47,665

Subsidiaries

At June 30, 2016, the Company had one subsidiary, Home Federal Bank.  The Bank's only subsidiary at such date was Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

Employees

Home Federal Bank had 55 full-time employees and eight part-time employees at June 30, 2016. None of these employees are covered by a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.

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

●
Leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies were extended to thrift holding companies. However, certain smaller savings and loan holding companies such as Home Federal Bancorp are exempt from those capital requirements.

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

Regulation of Home Federal Bancorp

Home Federal Bancorp, a Louisiana corporation, is a registered savings and loan holding company within the meaning of Section 10 of the Home Owners' Loan Act and is subject to examination and supervision by the Federal Reserve Board as well as certain reporting requirements. While new capital requirements began to phase in for savings and loan holding companies on January 1, 2015, Home Federal Bancorp is currently exempt from those requirements. In addition, because Home Federal Bank is a subsidiary of a savings and loan holding company, it is subject to certain restrictions in dealing with us and with other persons affiliated with the Bank.

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

Holding Company Activities.  Home Federal Bancorp operates as a unitary savings and loan holding company and is permitted to engage only in the activities permitted for financial institution holding companies or for multiple savings and loan holding companies. Multiple savings and loan holding companies are permitted to engage in the following activities: (i) activities permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the Federal Reserve Board prohibits or limits such 4(c) activities); (ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting any insurance agency or escrow business; (iv) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or (vii) activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies. Under the 2010 legislation, savings and loan holding companies became subject to statutory capital requirements. However, in May 2015, amendments to the Federal Reserve Board's small bank holding company policy statement (the "SBHC Policy") became effective.  The amendments made the SBHC Policy applicable to savings and loan holding companies such as Home Federal Bancorp and increased the asset threshold to qualify to be subject to the provisions of the SBHC Policy from $500 million to $1.0 billion.  Savings and loan holding companies that have total assets of $1.0 billion or less are subject to the SBHC Policy and are not required to comply with the regulatory capital requirements set forth in the table below.  Such treatment continues until Home Federal Bancorp's total assets exceed $1.0 billion or the Federal Reserve Board deems it to no longer be a small savings and loan holding company.

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

Volcker Rule Regulations

Regulations adopted by the federal banking agencies to implement the provisions of the Dodd-Frank Act, commonly referred to as the Volcker Rule became effective on April 1, 2014 with full compliance being phased in over a period that ended on July 21, 2015. The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. Home Federal Bancorp is in compliance with the various provisions of the Volcker Rule regulations.

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

As noted above, the Dodd-Frank Act raises the minimum reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% and requires the Federal Deposit Insurance Corporation to offset the effect of this increase on insured institutions with assets of less than $10 billion (small institutions).  In March 2016, the Federal Deposit Insurance Corporation adopted a rule to accomplish this by imposing a surcharge on larger institutions commencing when the reserve ratio reaches 1.15% and ending when it reaches 1.35%. This surcharge period is expected to begin in the second half of 2016 and end by December 31, 2018.  Small institutions will receive credits for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The credits will apply to reduce regular assessments for quarters when the reserve ratio is at least 1.38%.

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

Under the 2010 legislation, savings and loan holding companies became subject to statutory capital requirements which were implemented by certain of the new capital regulations described above that became effective on January 1, 2015.  However, legislation enacted in late 2014 exempts certain small savings and loan holding companies like Home Federal Bancorp from those requirements provided that they meet certain conditions.  Regulations have been promulgated to implement the exemption.

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

Core capital generally consists of common stockholders' equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. Home Federal Bank had no intangible assets at June 30, 2016. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect Home Federal Bank's regulatory capital.

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

At June 30, 2016, Home Federal Bank exceeded all of its regulatory capital requirements, with tangible, common equity Tier 1, core and risk-based capital ratios of 11.81%, 16.66%, 11.81% and 17.77%, respectively.

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

At June 30, 2016, Home Federal Bank was deemed a well-capitalized institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

Capital Distributions.  Office of the Comptroller of the Currency regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for Office of the Comptroller of the Currency approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Office of the Comptroller of the Currency-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions must still file a notice with the Office of the Comptroller of the Currency at least 30 days before the board of directors declares a dividend or approves a capital distribution if either (1) the institution would not be well-capitalized following the distribution; (2) the proposed distribution would reduce the amount or retire any part of our common or preferred stock or retire any part of a debt instrument included in our regulatory capital, or (3) the savings institution is a subsidiary of a savings and loan holding company and the proposed capital distribution is not a cash dividend.  If a savings institution, such as Home Federal Bank, that is the subsidiary of a savings and loan holding company, has filed a notice with the Federal Reserve Board for a cash dividend and is not required to file an application or notice with the Office of the Comptroller of the Currency for any of the reasons described above, then the savings institution is only required to provide an informational copy to the Office of the Comptroller of the Currency of the notice filed with the Federal Reserve Board, at the same time that it is filed with the Federal Reserve Board.

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

Under federal rules, an insured depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it is already undercapitalized. In addition, federal regulators have the authority to restrict or prohibit the payment of dividends for safety and soundness reasons. The Federal Deposit Insurance Corporation also prohibits an insured depository institution from paying dividends on its capital stock or interest on its capital notes or debentures (if such interest is required to be paid only out of net profits) or distributing any of its capital assets while it remains in default in the payment of any assessment due the Federal Deposit Insurance Corporation. Home Federal Bank is currently not in default in any assessment payment to the Federal Deposit Insurance Corporation.

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

If a savings association fails to remain a QTL, it is immediately prohibited from the following:

●	Making any new investments or engaging in any new activity not allowed for both a national bank and a savings association;

●	Establishing any new branch office unless allowable for a national bank; and

●	Paying dividends unless allowable for a national bank and necessary to meet the obligations of its holding company.

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

At June 30, 2016, Home Federal Bank believes that it meets the requirements of the QTL test.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners' Loan Act place restrictions on loans to executive officers, directors and principal shareholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association's loans to one borrower limit (generally equal to 15% of the association's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the savings association and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the savings association's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. Home Federal Bank currently is subject to Section 22(g) and (h) of the Federal Reserve Act and at June 30, 2016, was in compliance with the above restrictions.

Incentive Compensation. Guidelines adopted by the federal banking agencies pursuant to the FDIA prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.

In June 2010, the federal banking agencies issued comprehensive guidance on incentive compensation policies (the "Incentive Compensation Guidance") intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization's supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In April 2011, the federal banking agencies and the Securities and Exchange Commission jointly published proposed rulemaking designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking.  Those proposed regulations apply only to a financial institution or its holding company with $1 billion or more of assets. In June 2016, the Federal banking agencies and the Securities Exchange Commission published a new proposed rule to revise the 2011 proposal and to implement those provisions.

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

Federal Home Loan Bank System.  Home Federal Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers a home financing credit function primarily for its members. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. The Federal Home Loan Bank of Dallas is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At June 30, 2016, Home Federal Bank had $47.7 million of Federal Home Loan Bank advances and $94.2 million available on its credit line with the Federal Home Loan Bank.

As a member, Home Federal Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to 0.06% of its total assets. At June 30, 2016, Home Federal Bank had $2.1 million in Federal Home Loan Bank stock, which was in compliance with the applicable requirement.

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

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve Bank. At June 30, 2016, Home Federal Bank had met its reserve requirement.

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

Method of Accounting.  For federal income tax purposes, Home Federal Bank reports income and expenses on the accrual method of accounting and used a June 30 tax year in 2016 for filing its federal income tax return.

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

At June 30, 2016, the total federal pre-1988 reserve was approximately $3.3 million. The reserve reflects the cumulative effects of federal tax deductions by Home Federal Bank for which no federal income tax provisions have been made.

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

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently conduct business from our four full-service banking offices located in Shreveport, Louisiana and two full-service banking offices located in Bossier City, Louisiana. Our home office is located in Shreveport, Louisiana. The following table sets forth certain information as of June 30, 2016 relating to Home Federal Bank's offices, two parcels of land for possible future branch offices and one property acquired for potential future administrative offices which is presently vacant.

Description/Address	Leased/Owned		Net Book Value of Property	Amount of Deposits
			(In thousands)
Building (Home Office) 222 Florida Street, Shreveport, LA	Owned		$1,661	$--
Building/ATM (Market Street Branch) 624 Market Street, Shreveport, LA	Owned		1,027	93,538
Building/ATM (Youree Drive Branch) 6363 Youree Dr., Shreveport, LA	Owned	(1)	213	102,594
Building/ATM (Mansfield Road Branch) 9300 Mansfield Rd., Suite 101, Shreveport, LA	Leased		94	38,228
Building/ATM (Viking Drive Branch) 2555 Viking Drive, Bossier City, LA	Owned		3,000	35,430
Building/ATM (Stockwell Branch) 7964 E. Texas Street, Bossier City, LA	Owned		1,870	17,048
Building/ATM (Northwood Branch) 5841 North Market Street, Shreveport, LA	Owned		1,851	984
Building (2) 614 Market Street, Shreveport, LA	Owned		399	--
Lots 1-5, Block 1 Highway 171 South, Stonewall, LA	Owned		747	--
Land 901 Pierremont Road, Shreveport, LA	Owned		914	--
 _______________
(1)	The building is owned but the land is subject to an operating lease which was renewed effective December 1, 2008 for a ten-year period.
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

	Stock Price per Share		Cash Dividends
Quarter Ended	High	Low	per Share
Fiscal 2016:
June 30, 2016	$22.55	$21.45	$0.08
March 31, 2016	23.25	22.00	0.08
December 31, 2015	25.00	22.34	0.08
September 30, 2015	27.37	20.19	0.08

Fiscal 2015:
June 30, 2015	$21.77	$19.25	$0.07
March 31, 2015	20.00	19.02	0.07
December 31, 2014	20.30	19.00	0.07
September 30, 2014	19.52	18.65	0.07

At September 20, 2016, Home Federal Bancorp had 208 shareholders of record.

The information for all equity based and individual compensation arrangements is incorporated by reference from Item 11 hereof.

(b) Not applicable.

(c) Purchases of Equity Securities.

The Company's repurchases of its common stock made during the quarter ended June 30, 2016 are set forth in the table below, including stock-for-stock option exercises and shares delivered by "attestation" for the exercise of outstanding stock options.

				Maximum
			Total Number of	Number of Shares
		Average	Shares Purchased	That May Yet Be
	Total Number	Price	as Part of Publicity	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs (a)
April 1, 2016 – April 30, 2016	8,300	$22.06	8,300	52,568
May 1, 2016 – May 31, 2016	1,014	22.29	757	51,811
June 1, 2016 – June 30, 2016	20,000	21.79	20,000	31,811
Total	29,314	$21.88	29,057	31,811
____________________________
Notes to this table:
(a)    On December 9, 2015, the Company announced by press release a repurchase program to repurchase up to 102,000 shares or approximately 5.0% of the Company's outstanding shares of common stock. The repurchase program does not have an expiration date.

Item 6. Selected Financial Data

Set forth below is selected consolidated financial and other data of Home Federal Bancorp. The information at or for the years ended June 30, 2016 and 2015 is derived in part from the audited financial statements that appear in this Form 10-K. The information at or for the years ended June 30, 2014, 2013 and 2012, is also derived from audited financial statements that do not appear in this Form 10-K.

	At June 30,
	2016	2015	2014	2013	2012
	(In thousands)
Selected Financial and Other Data:
Total assets	$381,701	$369,833	$329,529	$277,155	$296,183
Cash and cash equivalents	4,756	21,166	13,633	3,685	34,863
Securities available for sale	50,173	44,885	48,434	47,961	68,426
Securities held to maturity	2,349	2,010	1,765	1,465	1,381
Loans held-for-sale	11,919	14,203	9,375	3,464	11,157
Loans receivable, net	290,827	268,427	239,563	206,079	168,263
Deposits	287,822	286,238	272,295	211,922	221,436
Federal Home Loan Bank advances	47,665	38,411	12,897	21,662	23,469
Total Stockholders' equity	43,392	43,386	42,779	41,982	49,888

	As of or for the Year Ended June 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share amounts)
Selected Operating Data:
Total interest income	$15,458	$14,772	$13,173	$13,154	$12,722
Total interest expense	2,610	2,481	2,336	2,579	3,050
Net interest income	12,848	12,291	10,837	10,575	9,672
Provision for loan losses	271	300	168	558	856
Net interest income after provision for loan losses	12,577	11,991	10,669	10,017	8,816
Total non-interest income	3,254	2,961	2,340	3,424	3,324
Total non-interest expense	10,810	9,936	8,933	8,683	8,170
Income before income tax expense	5,021	5,016	4,076	4,758	3,970
Income tax expense	1,644	1,661	1,332	1,628	1,127
Net income	$3,377	$3,355	$2,744	$3,130	$2,843
Earnings per share of common stock:
Basic	$1.80	$1.70	$1.33	$1.34	$1.02
Diluted	$1.74	$1.65	$1.29	$1.31	$1.01

Selected Operating Ratios(1):
Average yield on interest-earning assets	4.46%	4.52%	4.76%	5.05%	5.26%
Average rate on interest-bearing liabilities	0.93	0.94	1.07	1.25	1.64
Average interest rate spread(2)	3.53	3.58	3.69	3.80	3.62
Net interest margin(2)	3.71	3.76	3.92	4.06	4.00
Average interest-earning assets to average interest-bearing liabilities	123.95	124.37	126.91	126.77	130.09
Net interest income after provision for loan losses to non-interest expense	116.35	120.68	119.43	115.36	107.91
Total non-interest expense to average assets	2.92	2.84	3.01	3.14	3.19
Efficiency ratio(3)	67.13	65.14	67.79	62.03	62.87
Return on average assets	0.91	0.96	0.92	1.13	1.11
Return on average equity	7.44	7.45	6.22	6.86	5.62
Average equity to average assets	12.23	12.86	14.84	16.48	19.76
Dividend payout ratio	19.53	18.26	20.08	20.19	25.57

(Footnotes on following page)

	As of or for the Year Ended June 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share amounts)
Selected Quality Ratios(4):
Non-performing loans as a percent of total loans receivable	0.04%	0.03%	0.07%	0.31%	0.01%
Non-performing assets as a percent of total assets	0.03	0.03	0.05	0.23	*
Allowance for loan losses as a percent of total loans receivable	0.97	0.93	0.99	1.07	1.00
Net charge-offs to average loans receivable	--	0.07	0.01	0.01	--
Allowance for loan losses as a percent of non-performing loans	2,501.99	3,143.75	1,254.45	345.15	12,128.57
Bank Capital Ratios(4):
Tangible capital ratio	11.81%	11.81%	12.74%	15.16%	14.83%
Core capital ratio	11.81	11.81	12.74	15.16	14.83
Total capital ratio	17.77	18.85	21.35	25.48	28.99

Other Data:
Offices (branch and home)	7	6	5	5	5
Employees (full-time)	55	58	46	47	39
__________________
*	Not meaningful.
(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Our profitability depends primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, investment securities and interest-earning deposits in other institutions, and interest expense on interest-bearing deposits and borrowings from the Federal Home Loan Bank of Dallas. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. Our profitability also depends, to a lesser extent, on non-interest income, provision for loan losses, non-interest expenses and federal income taxes. Home Federal Bancorp, Inc. of Louisiana had net income of $3.38 million in fiscal 2016 compared to net income of $3.36 million in fiscal 2015.

Our business consists primarily of originating single-family real estate loans secured by property in our market area and to a lesser extent, commercial real estate loans, commercial business loans and real estate secured lines of credit which typically have higher rates and shorter terms than single-family loans. Although our loans are primarily funded by certificates of deposit, which typically have a higher interest rate than passbook accounts, it is our policy to require commercial customers to have a deposit relationship with us, which primarily consist of NOW accounts.  Due to the continued low interest rate environment, we have sold a substantial amount of our fixed rate single-family residential loan originations in recent periods. We have also sold investment securities available-for-sale to realize gains in the portfolio. Because of a decrease in our average rate of return and volume increase of interest earning assets, our net interest margin decreased from 3.76% to 3.71% during fiscal 2016 compared to 2015 and our net interest income increased to $12.8 million for fiscal 2016 as compared to $12.3 million for fiscal 2015. We expect to continue to emphasize consumer and commercial lending in the future in order to improve the yield on our portfolio.

Home Federal Bancorp's operations and profitability are subject to changes in interest rates, applicable statutes and regulations and general economic conditions, as well as other factors beyond our control.

Business Strategy

Our business strategy is focused on operating a growing and profitable community-oriented financial institution. Our current business strategy includes:

●
Continuing to Grow and Diversify Our Loan Portfolio. We intend to grow and continue to diversify of loan portfolio by, among other things, emphasizing the origination of commercial real estate and business loans.  At June 30, 2016, our commercial real estate loans amounted to $69.2 million, or 23.6% of the total loan portfolio. Our commercial business loans amounted to $27.9 million, or 9.5% of the total loan portfolio. Commercial real estate, commercial business, construction and development and consumer loans all typically have higher yields and are more interest sensitive than long-term single-family residential mortgage loans.

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

●
Managing Our Expenses.  We have incurred significant additional expenses related to personnel and infrastructure in recent periods as we implemented our business strategy. Our total non-interest expense increased $874,000, or 8.8%, in fiscal 2016 compared to 2015. Our efficiency ratio for 2016 was 67.1% compared to 65.1% for fiscal 2015.

●
Enhancing Core Earnings.  We expect to continue to emphasize commercial real estate and business loans which generally bear interest rates higher than residential real estate loans and sell a substantial part of our fixed rate residential mortgage loan originations.

●
Expanding Our Franchise in our Market Area and Contiguous Communities.  We intend to continue to pursue opportunities to expand our market area by opening additional de novo banking office and possibly, through acquisitions of other financial institutions and banking related businesses (although we have no current plans, understandings or agreements with respect to any specific acquisitions). We expect to focus on contiguous areas to our current locations in Caddo and Bossier Parishes.

●
Maintain Our Asset Quality.  At June 30, 2016, our non-performing assets totaled $114,000, or 0.03% of total assets. We had no real estate owned at June 30, 2016. We intend to continue to stress maintaining high asset quality even as we continue to grow our institution and diversity our loan portfolio.

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

Changes in Financial Condition

Home Federal Bancorp's total assets increased $11.9 million, or 3.2%, to $381.7 million at June 30, 2016 compared to $369.8 million at June 30, 2015. This increase was primarily due to increases in net loans receivable of $22.4 million, investment securities of $5.6 million, and premises and equipment of $2.2 million.  These increases were partially offset by a decrease in cash and cash equivalents of $16.4 million and a decrease in loans held for sale of $2.3 million.   The increase in premises and equipment, net was primarily due to the completion costs on a new branch location in Bossier City and the acquisition of real estate and construction costs for our new branch location in the North Shreveport area that opened in May 2016.

Loans receivable, net increased $22.4 million, or 8.3%, from $268.4 million at June 30, 2015 to $290.8 million at June 30, 2016. The increase in loans receivable, net was attributable primarily to increases in one-to four-family residential loans of $14.7 million, commercial real estate loans of $7.1 million, multi-family residential loans of $5.4 million, and land loans of $4.4 million, partially offset by a decrease of $4.9 million in equity lines of credit, and 3.2 million in construction loans at June 30, 2016, compared to the prior year period. At June 30, 2016, the balance of purchased loans approximated $7.6 million, which consisted solely of one-to-four family residential loans purchased from a mortgage originator headquartered in Arkansas. We have not purchased any loans since fiscal 2008. In recent years, there have been significant loan prepayments due to the heavy volume of loan refinancing, however, the rate of prepayments has been slowing. With interest rates continuing at historical lows, management is reluctant to invest in long-term, fixed rate mortgage loans for the portfolio and instead sells the majority of the long-term, fixed rate mortgage loan production.

In recent periods we diversified the loan products we offer and increased our efforts to originate higher yielding commercial real estate loans and lines of credit and commercial business loans which were deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans. As of June 30, 2016, Home Federal Bank had $69.2 million of commercial real estate loans and $27.9 million of commercial business loans. Although commercial loans are generally considered to have greater credit risk than other certain types of loans, we attempt to mitigate such risk by originating such loans in our market area to known borrowers.

Securities available-for-sale increased $5.3 million, or 11.8%, from $44.9 million at June 30, 2015 to $50.2 million at June 30, 2016. This increase resulted primarily from the purchase of $16.7 million of securities in the year ended June 30, 2016, partially offset by normal principal pay downs.

Cash and cash equivalents decreased $16.4 million, or 77.5%, from $21.2 million at June 30, 2015 to $4.8 million at June 30, 2016. The net increase in cash and cash equivalents was attributable to a $15.7 million decrease in federal funds sold.

Total liabilities increased $11.9 million, or 3.6%, from $326.4 million at June 30, 2015 to $338.3 million at June 30, 2016 due primarily to an increase of $1.6 million, or 0.6%, in deposits and an increase in advances from the Federal Home Loan Bank of $9.3 million, or 24.1%.  The increase in borrowings was primarily used to fund the increase in investment securities at June 30, 2016. The increase in deposits was primarily due to a $10.6 million, or 57.5% increase in savings accounts from $18.4 million at June 30, 2015 to $29.0 million at June 30, 2016, NOW accounts increased $6.6 million from $31.2 million at June 30, 2015 to $37.8 million at June 30, 2016 and money market accounts increased $3.7 million from $45.6 million at June 30, 2015 to $49.3 million at June 30, 2016.  These increases were partially offset by a decrease of $13.5 million, or 9.2%, in certificates of deposit from $146.0 million at June 30, 2015 to $132.5 million at June 30, 2015, and a decrease of $5.7 million, or 12.7%, in non-interest bearing demand deposits from $45.0 million at June 30, 2015 to $39.3 million at June 30, 2016.  The Company has changed its deposit strategy to lower certificate of deposit rates and attract more savings deposits, NOW accounts, money market deposits, and non-interest bearing demand deposit accounts. The $5.7 million decrease in non-interest bearing demand deposit accounts was primarily due to a reduction in balances of several large commercial accounts related to one customer.  At June 30, 2016, the Company had $8.2 million in brokered deposits compared to $12.7 million at June 30, 2015. The brokered certificates of deposit which have maturity dates greater than twelve months are callable by Home Federal Bank after twelve months pursuant to early redemption provisions. The $4.5 million, or 35.4%, decrease in brokered deposits at June 30, 2016 compared to June 30, 2015 was primarily a result of Home Federal Bank replacing the brokered deposits with core deposits as part of our current strategy to reduce our reliance on brokered certificates of deposit.

Shareholders' equity remained unchanged at $43.4 million at June 30, 2016 and June 30, 2015.  Increases to shareholders' equity consisted of net income of $3.4 million, proceeds from the issuance of common stock from the exercise of stock options of $96,000, and the vesting of restricted stock awards, stock options and the release of employee stock ownership plan shares totaling $574,000. These increases were partially offset by dividends paid totaling $660,000 and the acquisition of Company stock in the amount of $3.4 million and a decrease in the Company's accumulated other comprehensive income of $16,000. The change in accumulated other comprehensive income was primarily due to the change in net unrealized gain or loss on securities available for sale. The net unrealized gain or loss on securities available-for-sale is affected by interest rate fluctuations. Generally, an increase in interest rates will have an adverse impact while a decrease in interest rates will have a positive impact.

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

	June 30,
	2016			2015
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$43,562	$774	1.78%	$51,965	$996	1.92%
Loans receivable(1)	287,405	14,628	5.09	269,408	13,762	5.11
Interest-earning deposits	15,604	56	0.36	5,585	14	0.26
Total interest-earning assets	346,571	15,458	4.46%	326,958	14,772	4.52%
Non-interest-earning assets	24,110			23,262
Total assets	$370,681			$350,220
Interest-bearing liabilities:
Savings accounts	23,993	92	0.38%	14,762	34	0.23%
NOW accounts	35,797	283	0.79	29,821	228	0.76
Money market accounts	47,953	149	0.31	43,770	141	0.32
Certificate accounts	141,160	1,805	1.28	133,605	1,831	1.37
Total deposits	248,903	2,329	0.94	221,958	2,234	1.01
FHLB advances and other borrowings	30,698	281	0.92	40,923	247	0.60
Total interest-bearing liabilities	279,601	2,610	0.93%	262,881	2,481	0.94%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	43,100			40,428
Other liabilities	2,590			1,879
Total liabilities	325,291			305,188
Total stockholders' equity(2)	45,390			45,032

Total liabilities and equity	$370,681			$350,220

Net interest-earning assets	$66,970			$64,077

Net interest income; average interest rate spread(3)		$12,848	3.53%		$12,291	3.58%

Net interest margin(4)			3.71%			3.76%

Average interest-earning assets to average interest-bearing liabilities			123.95%			124.37%

________________________
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

	2016 vs. 2015			2015 vs. 2014
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(In thousands)
Interest income:
Investment securities	$(61)	$(161)	$(222)	$(104)	$102	$(2)
Loans receivable, net	(54)	920	866	(836)	2,435	1,599
Interest-earning deposits	16	26	42	1	1	2

Total interest-earning assets	(99)	785	686	(939)	2,538	1,599

Interest expense:
Savings accounts	37	21	58	4	7	11
NOW accounts	10	45	55	(42)	29	(13)
Money market accounts	(5)	13	8	(4)	(6)	(10)
Certificate accounts	(130)	104	(26)	(199)	290	91

Total deposits	(88)	183	95	(241)	320	79
FHLB advances and other borrowings	95	(61)	34	(122)	188	66
Total interest-bearing liabilities	7	122	129	(363)	508	145

Increase (decrease) in net interest income	$(106)	$663	$557	$(576)	$2,030	$1,454

Comparison of Operating Results for the Years Ended June 30, 2016 and 2015

General.  Net income amounted to $3.38 million for the year ended June 30, 2016, reflecting an increase of $22,000 compared to net income of $3.36 million for the year ended June 30, 2015. This increase was due to a $557,000 increase in net interest income, a $293,000 increase in non-interest income, a decrease of $29,000 in the provision for loan losses, and a $17,000 decrease in the provision for income taxes, partially offset by an $874,000 increase in non-interest expense.

Net Interest Income.  Net interest income amounted to $12.8 million for fiscal year 2016, an increase of $557,000, or 4.5%, compared to $12.3 million for fiscal year 2015. The increase was due primarily to an increase of $686,000 in total interest income partially offset by a $129,000 increase in interest expense.

The average interest rate spread decreased from 3.58% for fiscal 2015 to 3.53% for fiscal 2016 while the average balance of interest-earning assets increased from $327.0 million to $346.6 million during the same periods. The percentage of average interest-earning assets to average interest-bearing liabilities decreased slightly to 123.95% for fiscal 2016 compared to 124.37% for fiscal 2015. The decrease in the average interest rate spread reflects the six basis point decline in average yield on interest earning assets which is offset by a one basis point decrease in average cost of funds in fiscal 2016 compared to fiscal 2015. Lower certificates of deposit interest rates in our market area led to a nine basis point decrease in the average rates paid on certificates of deposit in fiscal 2016 compared to fiscal 2015. Net interest margin decreased to 3.71% in fiscal 2016 compared to 3.76% for fiscal 2015.

Interest income increased $686,000, or 4.6%, to $15.5 million for fiscal 2016 compared to $14.8 million for fiscal 2015 primarily due to an increase in interest income from loans of $866,000 for fiscal 2016 compared to 2015.  The aggregate interest income from investment and mortgage-backed securities decreased $222,000 for the same period. A decrease in average yield on interest earning assets primarily resulted from the decrease in the average yields on loans and investment securities during the period. The increase in the average balance of loans receivable was primarily due to new loans originated by our commercial lending division.  The average yield of the loan portfolio decreased two basis points during fiscal 2016.

Interest expense increased $129,000, or 5.2%, to $2.6 million for fiscal 2016 compared to $2.5 million for fiscal 2015 primarily as a result of increases in the average balance of interest-bearing deposits, partially offset by a decrease in the overall average rate paid on interest-bearing liabilities.  Interest paid on deposits and borrowings both increased during fiscal 2016.

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

A provision of $271,000 was made to the allowance during fiscal 2016, compared to a provision of $300,000 in fiscal 2015. We had twelve loans in the aggregate amount of $2.4 million classified as substandard at June 30, 2016, compared to two at June 30, 2015. The Company had no loans classified as doubtful at June 30, 2016 or 2015.

Non-Interest Income.  Non-interest income amounted to $3.3 million for the year ended June 30, 2016, an increase of $293,000, or 9.9%, compared to non-interest income of $3.0 million for the year ended June 30, 2015. The increase was primarily due to a $214,000 increase in gain on sale loans and a $103,000 increase in service charges on deposit accounts.

Non-Interest Expense.  Non-interest expense increased $874,000, or 8.8%, in fiscal 2016, largely due to increases in compensation and benefits of $553,000, franchise and bank shares taxes of $84,000, legal fees of $82,000, other non-interest expense of $70,000, deposit insurance premiums of $43,000, occupancy and equipment expense of $41,000, data processing expense of $35,000, and audit and examination fees of $30,000.  Non-interest expense increases were partially offset by decreases of $51,000 in loan and collection expense, and $13,000 in advertising expense.

Provision for Income Tax Expense.  The provision for income taxes amounted to $1.6 million and $1.7 million for the fiscal years ended June 30, 2016 and 2015, respectively. Our effective tax rate was 32.7% for fiscal 2016 and 33.1% for fiscal 2015.

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

Although long-term, fixed-rate mortgage loans made up a significant portion of our interest-earning assets at June 30, 2016, we sold a substantial amount of our one- to four-family residential loans we originated and maintained a significant portfolio of available-for-sale securities during the past few years in order to better position the Company for a rising interest rate environment in the long term.  At June 30, 2016 and 2015, securities available-for-sale amounted to $50.2 million and $44.9 million, respectively, or 13.1% and 12.1%, respectively, of total assets at such dates.

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

Net Portfolio Value.  Our interest rate sensitivity is monitored by management through the use of a model which internally generates estimates of the change in our net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of June 30, 2016:

Change in Interest Rates in	Net Portfolio Value			NPV as % of Portfolio Value of Assets
Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
300	$42,866	$1,577	3.82%	12.08%	1.12%
200	42,985	1,696	4.11	11.84	0.88
100	44,146	2,857	6.92	12.01	1.05
Static	41,289	--	--	10.96	--
(100)	41,390	101	0.24	10.80	(0.16)
(200)	41,471	182	0.44	10.66	(0.30)

Qualitative Analysis.  Our ability to maintain a positive "spread" between the interest earned on assets and the interest paid on deposits and borrowings is affected by changes in interest rates. Our fixed-rate loans generally are profitable if interest rates are stable or declining since these loans have yields that exceed our cost of funds. If interest rates increase, however, we would have to pay more on our deposits and new borrowings, which would adversely affect our interest rate spread. In order to counter the potential effects of dramatic increases in market rates of interest, we have underwritten our mortgage loans to allow for their sale in the secondary market. Total loan originations amounted to $247.9 million for fiscal 2016 and $272.6 million for fiscal 2015, while loans sold amounted to $101.3 million and $86.8 million during the same respective periods. We have invested excess funds from loan payments and prepayments and loan sales in investment securities classified as available-for-sale. As a result, Home Federal Bancorp is not as susceptible to rising interest rates as it would be if its interest-earning assets were primarily comprised of long-term fixed rate mortgage loans. With respect to its floating or adjustable rate loans, Home Federal Bancorp writes interest rate floors and caps into such loan documents. Interest rate floors limit our interest rate risk by limiting potential decreases in the interest yield on an adjustable rate loan to a certain level. As a result, we receive a minimum yield even if rates decline farther and the interest rate on the particular loan would otherwise adjust to a lower amount. Conversely, interest rate ceilings limit the amount by which the yield on an adjustable rate loan may increase to no more than six percentage points over the rate at the time of origination. Finally, we intend to place a greater emphasis on shorter-term consumer loans and commercial business loans in the future.

Liquidity and Capital Resources

Home Federal Bancorp maintains levels of liquid assets deemed adequate by management. Our liquidity ratio averaged 17.85% for the quarter ended June 30, 2016. We adjust our liquidity levels to fund deposit outflows, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Our deposit accounts with the Federal Home Loan Bank of Dallas amounted to $178,000 and $205,000 at June 30, 2016 and 2015, respectively.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents. Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts. If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Dallas which provide an additional source of funds. At June 30, 2016, we had $47.7 million in advances from the Federal Home Loan Bank of Dallas and had $94.2 million in additional borrowing capacity.  Additionally, at June 30, 2016, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $15.5 million. There were no amounts purchased under this agreement as of June 30, 2016.  In addition, Home Federal Bancorp had available a $3.0 million line of credit agreement at June 30, 2016 with First National Bankers Bank.  Amounts drawn on the line of credit totaled $400,000 at June 30, 2016.

At June 30, 2016, the Company had outstanding loan commitments of $29.6 million to originate loans. At June 30, 2016, certificates of deposit scheduled to mature in less than one year, totaled $58.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal, in a rising interest rate environment. We intend to utilize our high levels of liquidity to fund our lending activities. If additional funds are required to fund lending activities, we intend to sell our securities classified as available-for-sale as needed.

At June 30, 2016, Home Federal Bank exceeded each of its capital requirements with tangible equity, common equity Tier 1, core and risk-based capital ratios of 11.81%, 16.66%, 11.81% and 17.77%, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules, and have not had any such arrangements during the two years ended June 30, 2016. See Notes 9 and 14 to the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Home Federal Bancorp, Inc.
   of Louisiana and Subsidiary
Shreveport, Louisiana

We have audited the accompanying consolidated balance sheets of Home Federal Bancorp, Inc. of Louisiana (the Company) and its wholly-owned subsidiary Home Federal Bank (the Bank) as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended (collectively, the financial statements).  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Home Federal Bancorp, Inc. of Louisiana and Subsidiary as of June 30, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

A Professional Accounting Corporation

Metairie, LA
September 13, 2016

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Balance Sheets
June 30, 2016 and 2015

	June 30,
	2016	2015
	(In Thousands)
ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $2,529 and $16,947 for 2016 and 2015, Respectively)	$4,756	$21,166
Securities Available-for-Sale	50,173	44,885
Securities Held-to-Maturity (fair value of $2,349 and $2,010, Respectively)	2,349	2,010
Loans Held-for-Sale	11,919	14,203
Loans Receivable, Net of Allowance for Loan Losses of $2,845 and $2,515 for 2016 and 2015, Respectively	290,827	268,427
Accrued Interest Receivable	1,024	927
Premises and Equipment, Net	12,366	10,188
Bank Owned Life Insurance	6,523	6,365
Deferred Tax Asset	984	824
Other Real Estate Owned	--	40
Other Assets	780	798

Total Assets	$381,701	$369,833

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$287,822	$286,238
Advances from Borrowers for Taxes and Insurance	716	578
Advances from Federal Home Loan Bank of Dallas	47,665	38,411
Other Bank Borrowings	400	--
Other Accrued Expenses and Liabilities	1,706	1,220

Total Liabilities	338,309	326,447

STOCKHOLDERS' EQUITY
Preferred Stock – $.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	--	--
Common Stock – $.01 Par Value; 40,000,000 Shares Authorized; 1,967,955 and 2,109,606 Shares Issued and Outstanding at June 30, 2016 and 2015, Respectively	23	25
Additional Paid-in Capital	33,863	33,375
Unearned ESOP Stock	(1,331)	(1,445)
Unearned RRP Trust Stock	(265)	(333)
Retained Earnings	11,018	11,664
Accumulated Other Comprehensive Income	84	100

Total Stockholders' Equity	43,392	43,386

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$381,701	$369,833

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Operations
For the Years Ended June 30, 2016 and 2015

	For the Years Ended June 30,
	2016	2015
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, Including Fees	$14,628	$13,762
Mortgage-Backed Securities	763	989
Investment Securities	11	7
Other Interest-Earning Assets	56	14

Total Interest Income	15,458	14,772

INTEREST EXPENSE
Deposits	2,329	2,234
Federal Home Loan Bank Borrowings	263	244
Other Borrowings	18	3

Total Interest Expense	2,610	2,481
Net Interest Income	12,848	12,291

PROVISION FOR LOAN LOSSES	271	300

Net Interest Income after Provision for Loan Losses	12,577	11,991

NON-INTEREST INCOME
Gain on Sale of Loans	2,492	2,278
Gain on Sale of Securities	--	10
Income on Bank Owned Life Insurance	157	163
Service Charges on Deposit Accounts	559	456
Other Income	46	54

Total Non-Interest Income	3,254	2,961

NON-INTEREST EXPENSE
Compensation and Benefits	6,814	6,261
Occupancy and Equipment	1,091	1,050
Franchise and Bank Shares Tax	349	265
Advertising	236	249
Data Processing	562	527
Audit and Examination Fees	246	216
Legal Fees	412	330
Loan and Collection Expense	281	332
Deposit Insurance Premiums	207	164
Other Expenses	612	542

Total Non-Interest Expense	10,810	9,936

Income Before Income Taxes	5,021	5,016

PROVISION FOR INCOME TAX EXPENSE	1,644	1,661

Net Income	$3,377	$3,355
EARNINGS PER SHARE:
Basic	$1.80	$1.70
Diluted	$1.74	$1.65

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
For the Years Ended June 30, 2016 and 2015

	For the Years Ended June 30,
	2016	2015
	(In Thousands)

Net Income	$3,377	$3,355

Other Comprehensive Loss, Net of Tax
Unrealized Holding Loss Arising During the Period	(16)	(35)
Reclassification Adjustment for Gains Included in Net Income	--	(37)

Total Other Comprehensive Loss	(16)	(72)

Total Comprehensive Income	$3,361	$3,283

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended June 30, 2016 and 2015

	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
			(In Thousands)
BALANCE – June 30, 2014	$34	$32,853	$(15,698)	$(1,561)	$(609)	$27,588	$172	$42,779

ESOP Compensation Earned	--	109	--	116	--	--	--	225
Stock Options Exercised	--	235	--	--	--	--	--	235
Distribution of RRP Trust Stock	--	--	--	--	276	--	--	276
Dividends Paid	--	--	--	--	--	(613)	--	(613)
Stock Options Vested	--	178	--	--	--	--	--	178
Company Stock Purchased	--	--	(2,977)	--	--	--	--	(2,977)
Net Income	--	--	--	--	--	3,355	--	3,355
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	--	--	--	--	--	--	(72)	(72)
Reclassification of Treasury Stock	(9)	--	18,675	--	--	(18,666)	--	--
BALANCE - June 30, 2015	$25	$33,375	$--	$(1,445)	$(333)	$11,664	$100	$43,386

ESOP Compensation Earned	--	144	--	114	--	--	--	258
Stock Options Exercised	--	96	--	--	--	--	--	96
Distribution of RRP Trust Stock	--	36	--	--	68	--	--	104
Dividends Paid	--	--	--	--	--	(660)	--	(660)
Stock Options Vested	--	212	--	--	--	--	--	212
Company Stock Purchased	(2)	--	--	--	--	(3,363)	--	(3,365)
Net Income	--	--	--	--	--	3,377	--	3,377
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	--	--	--	--	--	--	(16)	(16)
BALANCE - June 30, 2016	$23	$33,863	$--	$(1,331)	$(265)	$11,018	$84	$43,392

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Years Ended June 30, 2016 and 2015

	For the Years Ended June 30,
	2016	2015
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,377	$3,355
Adjustments to Reconcile Net Income to Net
Cash Provided By (Used In) Operating Activities
Gain on Sale of Loans	(2,492)	(2,278)
Net Amortization and Accretion on Securities	18	67
Amortization of Deferred Loan Fees	(72)	(140)
Provision for Loan Losses	271	300
Depreciation of Premises and Equipment	441	384
Gain on Sale of Securities	--	(10)
ESOP Compensation Expense	258	225
Deferred Income Tax Benefit	(151)	(64)
Stock Option Expense	212	178
Recognition and Retention Plan Expense	232	235
Increase in Cash Surrender Value on Bank Owned Life Insurance	(157)	(163)
Bad Debt Recovery	59	--
Share Awards Expense	92	--
Changes in Assets and Liabilities:
Origination and Purchase of Loans Held-for-Sale	(99,012)	(91,633)
Sale and Principal Repayments on Loans Held-for-Sale	103,787	89,084
Accrued Interest Receivable	(97)	38
Other Operating Assets	57	(424)
Other Operating Liabilities	229	130

Net Cash Provided By (Used In) Operating Activities	7,052	(716)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Principal Collections, Net	(22,706)	(29,052)
Deferred Loan Fees Collected	48	29
Acquisition of Premises and Equipment	(2,620)	(2,117)
Activity in Available-for-Sale Securities:
Proceeds from Sales of Securities	--	1,963
Principal Payments on Mortgage-Backed Securities	11,392	11,263
Purchases	(16,722)	(9,843)
Activity in Held-to-Maturity Securities:
Redemption Proceeds	509	698
Purchases	(848)	(943)

Net Cash Used in Investing Activities	(30,947)	(28,002)

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Cash Flows (Continued)
For the Years Ended June 30, 2016 and 2015

	For the Years Ended June 30,
	2016	2015
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$1,584	$13,943
Proceeds from Advances from Federal Home Loan Bank	703,700	809,800
Repayments of Advances from Federal Home Loan Bank	(694,446)	(784,286)
Dividends Paid	(660)	(613)
Company Stock Purchased	(3,353)	(2,923)
Net Decrease in Advances from Borrowers for Taxes and Insurance	139	150
Proceeds from Other Bank Borrowings	2,200	550
Repayment of Other Bank Borrowings	(1,800)	(550)
Proceeds from Stock Options Exercised	85	180
Recognition and Retention Plan Share Distributions	36	--

Net Cash Provided by Financing Activities	7,485	36,251

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,410)	7,533

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	21,166	13,633

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,756	$21,166

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$2,612	$2,459
Income Taxes Paid	1,762	1,584
Market Value Adjustment for Loss on Securities	(24)	(109)

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

The Bank is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency (the OCC).  The Bank provides financial services to individuals, corporate entities and other organizations through the origination of loans and the acceptance of deposits in the form of passbook savings, certificates of deposit, and demand deposit accounts.  Services are provided by six branch offices, four of which are located in Shreveport, Louisiana and two in Bossier City, Louisiana. The Bank's home office is located in Shreveport, Louisiana.

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

Significant Group Concentrations of Credit Risk
Most of the Company's activities are provided to customers of the Bank by six branch offices, four of which are located in the city of Shreveport, Louisiana and two in Bossier City, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana.

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

At June 30, 2016 and 2015, cash and cash equivalents consisted of the following:

	2016	2015
	(In Thousands)
Cash on Hand	$2,027	$791
Demand Deposits at Other Institutions	2,529	4,475
Federal Funds Sold	200	15,900

Total	$4,756	$21,166

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

The Company held no trading securities as of June 30, 2016 and 2015.

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

A loan is considered impaired when, based on current information or events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  When a loan is impaired, the measurement of such impairment is based upon the fair value of the collateral of the loan.  If the fair value of the collateral is less than the recorded investment in the loan, the Bank will recognize the impairment by creating a valuation allowance with a corresponding charge against earnings.  A loan is considered a troubled debt restructuring ("TDR") if the Company, for economic or legal reasons related to a debtor's financial difficulties, grants a concession to the debtor that it would not otherwise consider.  Concessions granted under a TDR typically involve a temporary or permanent reduction in payments or interest rate or an extension of a loan's stated maturity date at less than a current market rate of interest.  Loans identified as TDRs are designated as impaired.

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

Buildings and Improvements                                       10 - 40 Years
Furniture and Equipment                                                3 - 10 Years

Bank-Owned Life Insurance
The Company has purchased life insurance contracts on the lives of certain key employees.  The Bank is the beneficiary of these policies.  These contracts are reported at their cash surrender value and changes in the cash surrender value are included in non-interest income.

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

Non-Direct Response Advertising
The Company expenses all advertising costs, except for direct-response advertising, as incurred.  Non-direct response advertising costs were $236,000 and $249,000 for the years ended June 30, 2016 and 2015, respectively.

In the event the Company incurs expense for material direct-response advertising, it will be amortized over the estimated benefit period.  Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits.  For the years ended June 30, 2016 and 2015, the Company did not incur any amount of direct-response advertising.

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

Reclassification
Certain financial statement balances included in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

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

The components of other comprehensive income and related tax effects are as follows:

	2016	2015
	(In Thousands)

Unrealized Holding Loss on Available-for-Sale Securities	$(24)	$(99)
Reclassification Adjustment for Gain Realized in Income	--	(10)

Net Unrealized Loss	(24)	(109)
Tax Effect	8	37

Net-of-Tax Amount	$(16)	$(72)

The components of accumulated other comprehensive income, included in stockholders' equity, are as follows:

	2016	2015
	(In Thousands)

Net Unrealized Gain on Securities Available-for-Sale	$128	$152
Tax Effect	(44)	(52)

Net-of-Tax Amount	$84	$100

Stockholders' Equity
On January 1, 2015 Louisiana Business Corporation Act (the Act) became effective.  Under the provisions of the Act, there is no concept of "Treasury Shares".  Rather, shares purchased by the Company constitute authorized but unissued shares.  Under Accounting Standards Codification (ASC) 505-30, Treasury Stock, accounting for treasury stock shall conform to state law.  Accordingly, the Company's Consolidated Statements of Changes in Stockholders' Equity for the year ended June 30, 2015 reflects this change.  The cost of shares purchased by the Company has been allocated to Common Stock and Retained Earnings balances.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1.           Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606):  Revenue from Contracts with Customers.  The amendments in ASU 2014-09 supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance.  The general principle of ASU 2014-09 requires an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration of which the entity expects to be entitled in exchange for those goods or services.  The guidance sets forth a five step approach to be utilized for revenue recognition.  In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 making it effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  In April 2016, the FASB issued ASU 2016-10 which does not change the core principle of the guidance in Topic 606.  The amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  In May 2016, the FASB issued ASU 2016-12 which does not change the core principle of the guidance in Topic 606.  The amendments in this Update affect only certain narrow aspects of Topic 606.  Management is currently assessing the impact to the Company's consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40). The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is non-separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor, and make a claim on the guaranty, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  This Update did not have a significant impact on the Company's consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20):  Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  The amendments of ASU 2015-01 eliminate from Generally Accepted Accounting Principles the concept of extraordinary items.  The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1.          Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)
.

In April 2015, the FASB issued ASU-2015-03, Interest – Imputation of Interest (Subtopic 325-30):  Simplifying the Presentation of Debt Issuance Costs.  The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs.  These amendments required that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts.  The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this ASU.  The amendments are effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016.  Early adoption is permitted for financial statements that have not been previously issued.  In August 2015, the FASB issued ASU 2015-05, which modifies ASU 2015-03 to include line of credit arrangements.  The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes:  Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities to be classified as non-current on the balance sheet.  This update is effective for fiscal years beginning after December 15, 2017.  The guidance may be adopted prospectively or retrospectively and early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments.  The amendments in this Update supersede the guidance to classify equity securities with readily determinable fair values into different categories and require equity securities to be measured at fair value with changes in the fair value recognized through net income.  The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of impairment.  The amendments in this Update also simplify the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period.  In addition, the amendments in this Update exempt all entities that are not public business entities from disclosing fair value information for financial instruments measured at amortized cost.  In addition, for public business entities, the amendments supersede the requirement to disclose the methods and significant assumptions used in calculating the fair value of financial instruments required to be disclosed for financial instruments measured at amortized cost on the balance sheet.  The amendments in this Update require public business entities that are required to disclose fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion consistent with Topic 820, Fair Value Measurement.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1.        Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

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

For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases.  From the lessee's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting pattern of expense recognition in the income statement for a lessee.

The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available.  The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  This Update is being issued as part of the Simplification Initiative.  The areas of simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Some areas only apply to nonpublic entities.  For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  For public business entities that are SEC filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods with those fiscal years.  The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2.          Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$10,928	$12	$147	$10,793
FNMA Mortgage-Backed Certificates	26,610	613	--	27,223
GNMA Mortgage-Backed Certificates	12,507	4	354	12,157

Total Debt Securities	50,045	629	501	50,173

Total Securities Available-for-Sale	$50,045	$629	$501	$50,173

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
20,989 Shares – Federal Home Loan Bank	$2,099	$--	$--	$2,099
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,349	--	--	2,349

Total Securities Held-to-Maturity	$2,349	$--	$--	$2,349

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$267	$17	$--	$284
FNMA Mortgage-Backed Certificates	27,263	605	61	27,807
GNMA Mortgage-Backed Certificates	17,203	5	414	16,794

Total Debt Securities	44,733	627	475	44,885

Total Securities Available-for-Sale	$44,733	$627	$475	$44,885

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
17,600 Shares – Federal Home Loan Bank	$1,760	$--	$--	$1,760
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,010	--	--	2,010

Total Securities Held-to-Maturity	$2,010	$--	$--	$2,010

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2.            Securities (Continued)

The amortized cost and fair value of securities by contractual maturity at June 30, 2016, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Within One Year or Less	$1	$1	$--	$--
One through Five Years	121	123	--	--
After Five through Ten Years	57	59	--	--
Over Ten Years	49,866	49,990	--	--

	50,045	50,173	--	--

Other Equity Securities	--	--	2,349	2,349

Total	$50,045	$50,173	$2,349	$2,349

There were no securities sold during the year ended June 30, 2016.  For the year ended June 30, 2015, proceeds from the sale of securities available-for-sale amounted to $2.0 million and gross realized gains amounted to $10,000, and there were no gross realized losses for the year ended June 30, 2015.

Information pertaining to securities with gross unrealized losses at June 30, 2016 and 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

June 30, 2016
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Available-for-Sale

Debt Securities
Mortgage-Backed Securities	$147	$17,852	$354	$12,066
Marketable Equity Securities	--	--	--	--

Total Securities Available-for-Sale	$147	$17,852	$354	$12,066

June 30, 2015
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Available-for-Sale

Debt Securities
Mortgage-Backed Securities	$61	$10,345	$414	$16,683
Marketable Equity Securities	--	--	--	--

Total Securities Available-for-Sale	$61	$10,345	$414	$16,683

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2.          Securities (Continued)

The unrealized losses on the Company's investment in mortgage-backed securities at June 30, 2016 and 2015 were caused by interest rate changes.  The contractual cash flows of these investments are guaranteed by agencies of the U.S. government.  Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company's investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2016.

At June 30, 2016 and 2015, securities with a carrying value of $1.2 million and $1.8 million, respectively, were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $127.0 million and $125.3 million, respectively, were pledged to secure FHLB advances.

Note 3.	Loans Receivable

Loans receivable at June 30, 2016 and 2015, are summarized as follows:

	2016	2015
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One- to Four-Family Residential	$118,035	$103,332
Commercial	69,197	62,080
Multi-Family Residential	20,661	15,246
Land	24,308	19,866
Construction	14,442	17,620
Equity and Second Mortgage	1,526	2,460
Equity Lines of Credit	17,290	22,187

Total Mortgage Loans	265,459	242,791

Commercial Loans	27,886	28,019
Consumer Loans
Loans on Savings Accounts	404	209
Automobile and Other Consumer Loans	86	110

Total Consumer and Other Loans	490	319
Total Loans	293,835	271,129

Less: Allowance for Loan Losses	(2,845)	(2,515)
Unamortized Loan Fees	(163)	(187)

Net Loans Receivable	$290,827	$268,427

An analysis of the allowance for loan losses follows:

	2016	2015
	(In Thousands)

Balance - Beginning of Year	$2,515	$2,396
Provision for Loan Losses	271	300
Recoveries	59	--
Loan Charge-Offs	--	(181)

Balance - End of Year	$2,845	$2,515

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.           Loans Receivable (Continued)

Fixed rate loans receivable as of June 30, 2016, are scheduled to mature and adjustable rate loans are scheduled to re-price as follows (in thousands):

	Under	Over One	Over Five	Over
	One	to Five	to Ten	Ten
	Year	Years	Years	Years	Total
		(In Thousands)
Loans Secured by One- to Four-Family Residential
Fixed Rate	$6,908	$40,951	$4,386	$44,436	$96,681
Adjustable Rate	894	3,042	1,501	15,917	21,354
Other Loans Secured by Real Estate
Fixed Rate	54,321	52,285	33,362	7,457	147,425
All Other Loans	11,813	15,944	618	--	28,375

Total	$73,936	$112,222	$39,867	$67,810	$293,835

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.            Loans Receivable (Continued)

Credit Quality Indicators (Continued)
The following tables present the grading of loans, segregated by class of loans, as of June 30, 2016 and 2015:

June 30, 2016	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$117,881	$40	$114	$--	$118,035
Commercial	68,899	30	268	--	69,197
Multi-Family Residential	20,661	--	--	--	20,661
Land	23,753	555	--	--	24,308
Construction	14,442	--	--	--	14,442
Equity and Second Mortgage	1,526	--	--	--	1,526
Equity Lines of Credit	17,290	--	--	--	17,290
Commercial Loans	25,896	--	1,990	--	27,886
Consumer Loans	490	--	--	--	490

Total	$290,838	$625	$2,372	$--	$293,835

June 30, 2015	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$103,207	$112	$13	$--	$103,332
Commercial	61,542	538	--	--	62,080
Multi-Family Residential	15,246	--	--	--	15,246
Land	19,866	--	--	--	19,866
Construction	17,620	--	--	--	17,620
Equity and Second Mortgage	2,460	--	--	--	2,460
Equity Lines of Credit	22,163	--	24	--	22,187
Commercial Loans	28,019	--	--	--	28,019
Consumer Loans	319	--	--	--	319

Total	$270,442	$650	$37	$--	$271,129

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.           Loans Receivable (Continued)

Credit Quality Indicators (Continued)
An aging analysis of past due loans, segregated by class of loans, as of June 30, 2016 and 2015, is as follows:

June 30, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
			(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$2,646	$1,674	$114	$4,434	$113,601	$118,035	$101
Commercial	--	--	--	--	69,197	69,197	--
Multi-Family Residential	--	--	--	--	20,661	20,661	--
Land	--	555	--	555	23,753	24,308	--
Construction	--	--	--	--	14,442	14,442	--
Equity and Second Mortgage	--	--	--	--	1,526	1,526	--
Equity Lines of Credit	78	15	--	93	17,197	17,290	--
Commercial Loans	--	--	--	--	27,886	27,886	--
Consumer Loans	--	--	--	--	490	490	--

Total	$2,724	$2,244	$114	$5,082	$288,753	$293,835	$101

June 30, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$2,137	$1,100	$80	$3,317	$100,015	$103,332	$67
Commercial	--	--	--	--	62,080	62,080	--
Multi-Family Residential	--	--	--	--	15,246	15,246	--
Land	--	--	--	--	19,866	19,866	--
Construction	--	--	--	--	17,620	17,620	--
Equity and Second Mortgage	--	--	--	--	2,460	2,460	--
Equity Lines of Credit	--	--	--	--	22,187	22,187	--
Commercial Loans	--	--	--	--	28,019	28,019	--
Consumer Loans	3	--	--	3	316	319	--

Total	$2,140	$1,100	$80	$3,320	$267,809	$271,129	$67

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.           Loans Receivable (Continued)

Credit Quality Indicators (Continued)
The allowance for loan losses and recorded investment in loans for the year ended June 30, 2016 and 2015, was as follows:

	Real Estate Loans
June 30, 2016	Residential	Commercial	Multi- Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,195	$415	$103	$154	$146	$192	$305	$5	$2,515
Charge-Offs	--	--	--	--	--	--	--	--	--
Recoveries	59	--	--	--	--	--	--	--	59
Current Provision	263	(94)	8	47	(20)	(75)	139	3	271
Ending Balances	$1,517	$321	$111	$201	$126	$117	$444	$8	$2,845

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,517	321	111	201	126	117	444	8	2,845

Loans Receivable:
Ending Balances – Total	$118,035	$69,197	$20,661	$24,308	$14,442	$18,816	$27,886	$490	$293,835
Ending Balances:
Evaluated for Impairment:
Individually	154	298	--	555	--	--	1,990	--	2,997
Collectively	$117,881	$68,899	$20,661	$23,753	$14,442	$18,816	$25,896	$490	$290,838

	Real Estate Loans
June 30, 2015	Residential	Commercial	Multi- Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,224	$464	$128	$168	$105	$99	$202	$6	$2,396
Charge-Offs	(181)	--	--	--	--	--	--	--	(181)
Recoveries	--	--	--	--	--	--	--	--	--
Current Provision	152	(49)	(25)	(14)	41	93	103	(1)	300
Ending Balances	$1,195	$415	$103	$154	$146	$192	$305	$5	$2,515

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,195	415	103	154	146	192	305	5	2,515

Loans Receivable:
Ending Balances - Total	$103,332	$62,080	$15,246	$19,866	$17,620	$24,647	$28,019	$319	$271,129
Ending Balances:
Evaluated for Impairment:
Individually	125	537	--	--	--	25	--	--	687
Collectively	$103,207	$61,543	$15,246	$19,866	$17,620	$24,622	$28,019	$319	$270,442

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.           Loans Receivable (Continued)

Credit Quality Indicators (Continued)
The following tables present loans individually evaluated for impairment, segregated by class of loans, as of June 30, 2016 and 2015:

June 30, 2016	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$154	$154	$--	$154	$--	$162
Commercial	298	298	--	298	--	274
Multi-Family Residential	--	--	--	--	--	--
Land	555	555	--	555	--	586
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	1,990	1,990	--	1,990	--	2,460
Consumer Loans	--	--	--	--	--	--

Total	$2,997	$2,997	$--	$2,997	$--	$3,482

June 30, 2015	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$125	$125	$--	$125	$--	$133
Commercial	537	537	--	537	--	556
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	25	25	--	25	--	25
Commercial Loans	--	--	--	--	--	--
Consumer Loans	--	--	--	--	--	--

Total	$687	$687	$--	$687	$--	$714

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status.

The Bank had $2.0 million of troubled debt restructurings involving nine commercial business loans to one borrower at June 30, 2016.  A summary of the loans that were restructured during the year ended June 30, 2016 is as follows (in thousands):

June 30, 2016	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment

Troubled Debt Restructurings	9	$1,990	$1,990

Troubled Debt Restructurings that Subsequently Defaulted	--	$--	$--

There were no troubled debt restructurings during the year ended June 30, 2015.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.          Loans Receivable (Continued)

Credit Quality Indicators (Continued)
For each of the years ended June 30, 2016 and 2015, approximately $1,000 of interest was foregone on non-accrual loans.  Impaired loans consisted of non-accruing loans at June 30, 2016 and 2015, and TDRs at June 30, 2016.  Impaired loans, segregated by class of loans, were as follows:

	2016	2015
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$13	$13
Commercial	--	--
Multi-Family Residential	--	--
Land	--	--
Construction	--	--
Equity and Second Mortgage	--	--
Equity Lines of Credit	--	--
Commercial Loans	1,990	--
Consumer Loans	--	--

Total	$2,003	$13

Note 4.	Accrued Interest Receivable

Accrued interest receivable at June 30, 2016 and 2015, consisted of the following:

	2016	2015
	(In Thousands)
Accrued Interest on:
Mortgage Loans	$872	$772
Other Loans	58	58
Investments	3	3
Mortgage-Backed Securities	91	94

Total	$1,024	$927

Note 5.	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	2016	2015
	(In Thousands)

Land	$4,043	$3,434
Buildings	8,328	6,125
Equipment	1,368	1,348
Construction in Progress	926	1,325
	14,665	12,232
Accumulated Depreciation	(2,299)	(2,044)

Total	$12,366	$10,188

Depreciation expense charged against operations for the years ended June 30, 2016 and 2015, was $441,000 and $384,000, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 6.	Deposits

Deposits at June 30, 2016 and 2015, are summarized as follows:

	Weighted	Weighted
	Average	Average
	Rate at	Rate at	2016		2015
	6/30/2016	6/30/2015	Amount	Percent	Amount	Percent
			(Dollars in Thousands)

Non-Interest Bearing	0.00%	0.00%	$39,280	13.65%	$45,024	15.73%
NOW Accounts	0.58%	1.11%	37,761	13.12	31,214	10.90
Money Market	0.32%	0.31%	49,251	17.11	45,593	15.93
Passbook Savings	0.42%	0.32%	29,033	10.09	18,435	6.44
			155,325	53.97	140,266	49.00

Certificates of Deposit	1.26%	1.26%	132,497	46.03	145,972	51.00

Total Deposits			$287,822	100.00%	$286,238	100.00%

The composition of certificates of deposit accounts by interest rate is as follows:

	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

0.00% to 0.99%	$46,544	35.13%	$57,103	39.12%
1.00% to 1.99%	70,606	53.29%	68,242	46.75
2.00% to 2.99%	14,961	11.29%	15,943	10.92
3.00% to 3.99%	386	0.29%	4,684	3.21

Total Deposits	$132,497	100.00%	$145,972	100.00%

Maturities of certificates of deposit accounts at June 30, 2016, are scheduled as follows:

			Weighted
Year Ending			Average
June 30,	Amount	Percent	Rate
	(Dollars in Thousands)

2017	$58,384	44.06%	0.90%
2018	30,041	22.67	1.23%
2019	11,958	9.03	1.59%
2020	18,702	14.12	1.83%
2021	8,477	6.40	1.59%
2022	4,935	3.72	2.00%
Total	$132,497	100.00%

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 6.          Deposits (Continued)

Interest expense on deposits for the years ended June 30, 2016 and 2015, was as follows:

	2016	2015
	(In Thousands)

NOW and Money Market	$431	$369
Passbook Savings	93	34
Certificates of Deposit	1,805	1,831

Total	$2,329	$2,234

The aggregate amount of time deposits in denominations of $100,000 or more at June 30, 2016 and 2015, was $85.7 million and $84.6 million, respectively.

At June 30, 2016 and 2015, the Bank had brokered certificates of deposit totaling $8.2 and $12.7 million, respectively. The brokered certificates of deposit are callable by the Bank after twelve months.

Note 7. Advances from Federal Home Loan Bank of Dallas

Pursuant to collateral agreements with the Federal Home Loan Bank of Dallas (FHLB), advances are secured by a blanket floating lien on first mortgage loans.  Total interest expense recognized amounted to $263,000 and $244,000, for fiscal years 2016 and 2015, respectively.

Advances at June 30, 2016 and 2015, consisted of the following:

	Advance Total
Contract Rate	2016	2015
	(In Thousands)

0.00% to 0.99%	$41,500	$32,000
1.00% to 1.99%	4,000	4,000
2.00% to 2.99%	--	--
3.00% to 3.99%	--	--
4.00% to 4.99%	2,165	2,411

Total	$47,665	$38,411

Maturities of advances at June 30, 2016 are as follows (in thousands):

Year Ending
June 30,	Amount

2017	$23,758
2018	22,270
2019	282
2020	295
2021	193
Thereafter	867

Total	$47,665

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 8.	Other Borrowings

At June 30, 2016, the Company had available a $3.0 million line of credit agreement with a national bankers bank maturing June 21, 2017.  The line is secured by 100 shares of the subsidiary Bank's common stock and bears interest at an initial rate of 3.5%.  At June 30, 2016, there was $400,000 drawn on this line of credit.  Interest expense amounted to $18,000 and $3,000 for the years ended June 30, 2016 and 2015, respectively.

Note 9.	Commitments

Lease Commitments
The Bank leases property for two branch facilities expiring in various years through May 2021.

Future minimum rental payments resulting from the non-cancelable term of these leases are as follows (in thousands):

Year Ending
June 30,	Amount

2017	$78
2018	78
2019	63
2020	52
2021	47

Total	$318

Total rent expense paid under the terms of these leases for the years ended June 30, 2016 and 2015, amounted to $81,000 and $61,000, respectively.

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

The future minimum commitments for the on-line processing services are as follows (in thousands):

Year Ending
June 30,	Amount
(In Thousands)

2017	$138
2018	138
2019	126

Total	$402

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 9.	Commitments (Continued)

Employment Contracts
The Company and the Bank have employment contracts with certain key employees.  These contracts provide for compensation and termination benefits.  The future minimum commitments for employment contracts are as follows (in thousands):

Year Ending
June 30,	Amount
(In Thousands)

2017	$354
2018	274
2019	97

Total	$725

Letters of Credit
At June 30, 2016, the Company had outstanding secured letters of credit in the aggregate amount of $22.8 million outstanding with the Federal Home Loan Bank all expiring within one year.  These letters of credit were issued to secure public body deposits.  There were no outstanding borrowings associated with these letters of credit at June 30, 2016.

Note 10.         Income Taxes

The Company and its subsidiary file consolidated federal income tax returns.  The current provision for federal and state income taxes is calculated on pretax accounting income adjusted by items considered to be permanent differences between book and taxable income.  Income tax expense for the years ended June 30, 2016 and 2015, is summarized as follows:

	2016	2015
	(In Thousands)

Current	$1,795	$1,725
Deferred	(151)	(64)

Total	$1,644	$1,661

The effective federal income tax rate for the years ended June 30, 2016 and 2015, was 32.7% and 33.1%, respectively.  Reconciliations of income tax expense at the statutory rate to the Company's effective rates are as follows:

	2016	2015
	(In Thousands)

Computed at Expected Statutory Rate	$1,707	$1,706
Non-Taxable Income	(54)	(56)
Other	(9)	11

Provision for Income Tax Expense	$1,644	$1,661

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 10.         Income Taxes (Continued)

At June 30, 2016 and 2015, temporary differences between the financial statement carrying amount and tax bases of assets that gave rise to deferred tax recognition were related to the effect of loan bad debt deduction differences for tax and book purposes, deferred stock option compensation and non-deductible capital losses.  The deferred tax expense or benefit related to securities available-for-sale has no effect on the Company's income tax provision since it is charged or credited to the Company's other comprehensive income or loss equity component.  A valuation allowance has been established to eliminate the deferred tax benefit of capital losses due to the uncertainty as to whether the tax benefits would be realized in future periods.

The net deferred income tax asset and liability consisted of the following components at June 30, 2016 and 2015:

	2016	2015
	(In Thousands)
Deferred Tax Assets
Stock Option Compensation	$166	$127
Loans Receivable - Bad Debt Loss Allowance	861	749
Capital Losses	110	110
	1,137	986
Valuation Allowance	(110)	(110)

Net Deferred Tax Assets	1,027	876

Deferred Tax Liabilities
Market Value Adjustment to Available-for-Sale Securities	(43)	(52)

Net Deferred Tax Assets	$984	$824

In computing federal taxes on income under provisions of the Internal Revenue Code in years past, earnings appropriated by savings and loan associations to general reserves were deductible in arriving at taxable income if certain conditions were met.  Bank retained earnings appropriated to the federal insurance reserve at June 30, 2016 and 2015, amounted to $4.0 million.  Included were appropriations of net income of prior years of $3.3 million, for which no provision for federal income taxes has been made.  If this portion of the reserve is used for any purpose other than to absorb losses, a tax liability will be imposed upon the Bank at the then current federal income tax rate.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 11.           Employee Benefit Plans

Effective November 15, 2004, the Bank adopted the Home Federal Bank Employees' Savings and Profit Sharing Plan and Trust.  This plan complies with the requirements of Section 401(k) of the Internal Revenue Code.  Those eligible for this defined contribution plan must have completed twelve months of full time service and attained age 21.  For 2016, participating employees may make elective salary reduction contributions of up to $18,000, of their eligible compensation.  The Bank will contribute a basic "safe harbor" contribution of 3% of participant plan salary and will match 50% of the first 6% of plan salary elective deferrals.  The Bank is also permitted to make discretionary contributions to be allocated to participant accounts.  Pension costs, including administrative fees, attributable to the Bank's 401(k) safe harbor plan for the years ended June 30, 2016 and 2015, were $149,000 and $208,000 respectively.

During fiscal year 2011, The Company established a Survivor Benefit Plan for the benefit of selected executives.  The purpose of the plan is to provide benefits to designated beneficiaries if a participant dies while employed by the Company.  The plan is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the plan are payable from the general assets of the Company.  At June 30, 2016 and 2015, there were no obligations requiring accrual for this plan.

The Bank adopted a Supplemental Executive Retirement Agreement ("SERP") on December 27, 2012 (Effective Date) for its then Chief Executive Officer, Daniel R. Herndon. The agreement is to encourage Mr. Herndon to remain employed by the Bank until December 31, 2017 (Target Retirement Date), in exchange for retirement  benefits  payable  in  equal  annual  installments  of  $75,000  for  eight  consecutive  years. Mr. Herndon will be 100% vested after an additional five years of service following the Effective Date, and shall vest ratably (i.e. 20% per year for five years) in the full retirement benefit for each year of service credit earned following the Effective Date. In the event of his death after a separation from service on or after December 31, 2017, and prior to receipt of eight years of Supplemental Retirement Benefits, the remainder will be payable each year to his designated beneficiary. In the event of his death while in active service, the designated beneficiary shall receive the full Supplemental Retirement Benefit in a single lump sum payment within thirty days following the date of death. In the event of his separation from service prior to December 31, 2017, whether with or without cause, Mr. Herndon shall be entitled to receive his accrued benefit payable in a lump sum on the first day of the next calendar quarter. Mr. Herndon shall be 100% vested in his accrued benefit at all times.

The Bank adopted a Supplemental Executive Retirement Agreement ("SERP") effective as of January 1, 2013, (Effective Date) for its then Chief Financial Officer, Clyde D. Patterson. The agreement is to encourage Mr. Patterson to remain employed by the Bank until December 31, 2017 (Target Retirement Date), in exchange for supplemental retirement benefits payable in equal annual installments of $25,000 for ten consecutive years. Mr. Patterson will be 100% vested after an additional five years of service following the Effective Date, and shall vest ratably (i.e. 20% per year for five years) in the full retirement benefit for each year of service credit earned following the Effective Date. In the event of his death after a separation from service on or after December 31, 2017 and prior to receipt of ten years of Supplemental Retirement Benefits, the remainder will be payable each year to his designated beneficiary. In the event of his death while in active service, the designated beneficiary shall receive the full Supplemental Retirement Benefit in a single lump sum payment within thirty days following the date of death. In the event of his separation from service prior to December 31, 2017, whether with or without cause, Mr. Patterson shall be entitled to receive his accrued benefit payable in a lump sum on the first day of the next calendar quarter. Mr. Patterson shall be 100% vested in his accrued benefit at all times.

For the years ended June 30, 2016 and 2015, the Company recorded compensation expense totaling $142,246 and $137,436, respectively, to accrue the benefits required by the SERP agreements.  The Bank's future compensation expense under these agreements is approximately $140,000 to $170,000 per year through December 2017.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 12.	Employee Stock Ownership Plan

During fiscal 2006, the Company instituted an employee stock ownership plan.  The Home Federal Bank Employee Stock Ownership Plan (ESOP) enables all eligible employees of the Bank to share in the growth of the Company through the acquisition of stock.  Employees are generally eligible to participate in the ESOP after completion of one year of service and attaining the age of 21.

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

As compensation expense is incurred, the unearned ESOP shares account is reduced based on the original cost of the stock.  The difference between the cost and the average market price of shares released for allocation is applied to additional paid-in capital.  ESOP compensation expense for the years ended June 30, 2016 and 2015, was $258,000 and $225,000, respectively.

The ESOP shares as of June 30, 2016 and 2015, were as follows:

	2016	2015

Allocated and Committed to be Released Shares, Beginning of Year	77,159	66,135

Shares Allocated and Committed to be Released During the Year	11,023	11,023

Unallocated and Unreleased Shares, as of Year End	128,711	139,735

Total ESOP Shares	216,893	216,893

Fair Value of Unreleased Shares (In Thousands)	$2,761	$2,823

Stock Price	$21.45	$20.20

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 13.          Stock-Based Compensation

Recognition and Retention Plans
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

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement (the 2011 Recognition Plan, together with the 2005 Recognition Plan, the Recognition Plan) as an incentive to retain personnel of experience and ability in key positions. The aggregate number of shares of the Company's common stock available under the 2011 Recognition Plan totaled 77,808 shares, all of which have been awarded.

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

The cost associated with the 2005 Recognition Plan is based on a share price of $10.93 (as adjusted), which represents the market price of the Company's stock on the date on which the 2005 Recognition Plan shares were granted. The cost associated with the 2011 Recognition Plan is based on share prices of $14.70 and $18.92 on January 31, 2012 and July 31, 2014, respectively, which represents the fair market price of the Company's stock on the dates on which the 2011 Recognition Plan shares were granted. The cost of the Recognition Plan is being recognized over the five year vesting period.  Compensation expense pertaining to the Recognition Plan was $232,000 and $235,000, for the years ended June 30, 2016 and 2015, respectively.

A summary of the changes in restricted stock follows:

	Awarded Shares
	2016	2015

Balance - Beginning of Year	36,282	41,567
Granted	--	8,557
Forfeited	--	--
Earned and Issued	(15,552)	(13,842)

Balance - End of Year	20,730	36,282

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 13.	Stock-Based Compensation (Continued)

Stock Option Plans
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

On August 18, 2005, the Company granted 158,858 options (as adjusted for the conversion described in Note 1) to directors and employees.  Under the Option Plan, the exercise price of each option cannot be less than the fair market value of the underlying common stock as of the date of the option grant, which was $10.82 (as adjusted), and the maximum term is ten years.  As of August 18, 2015 all of the awards were either exercised or forfeited.  On August 19, 2010 and July 31, 2014, the Company granted 21,616 options and 2,133 options, respectively, under the 2005 Option Plan that were previously forfeited (as adjusted for the conversion), at an exercise price of $10.93 and $18.92 per share, respectively.  On January 31, 2012 and July 31, 2014, 165,344 options and 29,178 options, respectively, were granted to directors and employees at an exercise price of $14.70 and $18.92 per share, respectively, under the 2011 Option Plan.  As of June 30, 2016 there were no stock options available for future grant under the 2005 Option Plan or the 2011 Option Plan.

Incentive stock options and non-qualified stock options granted under the Option Plan become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted.  No vesting shall occur after an employee's employment or service as a director is terminated.  In the event of death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable.  The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of the grant.  At June 30, 2016 and 2015, compensation expense charged to operations was $170,000 and $178,000, respectively.

Stock Incentive Plan
On November 12, 2014, the shareholders of the Company approved the adoption of the Company's 2014 Stock Incentive Plan (the "Stock Incentive Plan") for the benefit of employees and non-employee directors as an incentive to contribute to the success of the Company and reward employees for outstanding performance and the attainment of targeted goals.  The Stock Incentive Plan covers a total of 150,000 shares, of which no more than 37,500 shares, or 25% of the plan, may be share rewards.  The balance of the plan is reserved for stock option awards which would total 112,500 stock options assuming all the share awards are issued. All incentive stock options granted under the Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  On October 26, 2015, the Company granted a total of 34,500 plan share awards and 103,500 stock options to directors, officers, and other key employees vesting ratably over five years. The Stock Incentive Plan cost is recognized over the five year vesting period. For the year ended June 30, 2016, the Company recognized $134,000 in expenses related to the Stock Incentive Plan.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 13.	Stock-Based Compensation (Continued)

Stock Options
Following is a summary of the status of the options granted under the Option Plan and Stock Incentive Plan during the fiscal years ended June 30, 2016 and 2015:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Shares	Price	Term	Value
Outstanding at June 30, 2015	208,461	$15.03
Granted	103,500	23.00
Exercised	(7,484)	12.86
Forfeited	--	--
Outstanding at June 30, 2016	304,477	$17.79	7.05	$1,274,770

Options Exercisable at June 30, 2016	142,860	$14.53	5.57	$988,183

Outstanding at June 30, 2014	198,480	$13.99
Granted	31,311	18.92
Exercised	(21,330)	10.99
Forfeited	--	--
Outstanding at June 30, 2015	208,461	$15.03	6.81	$1,078,470

Options Exercisable at June 30, 2015	106,689	$14.26	6.35	$634,083

The fair value of each option granted is estimated on the grant date using the Black-Scholes model.  The following assumptions were made in estimating fair value.  The fair value of the options granted under the 2005 option plan has been adjusted for the exchange ratio as a result of the second-step conversion:

	2014 Stock
	Incentive Plan	2011 Option Plan
	October 26, 2015	July 31, 2014
Dividend Yield	1.39%	1.50%
Expected Term	10 years	10 years
Risk-Free Interest Rate	2.07%	2.58%
Expected Life	10 years	10 years
Expected Volatility	20.38%	9.56%

A summary of the status of the Company's nonvested options as of June 30, 2016, and changes during the year ended June 30, 2016, is as follows:
		Weighted
		Average
	Number of	Exercise
	Shares	Price
Nonvested at June 30, 2015	101,772	$15.84
Granted	103,500	23.00
Vested	(43,655)	14.93
Forfeited	--	--
Nonvested at June 30, 2016	161,617	$20.67

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 14.	Off-Balance Sheet Activities

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

No material gains or losses are anticipated as a result of these transactions.

At June 30, 2016 and 2015, the following financial instruments were outstanding:

	Contract Amount
	2016	2015
	(In Thousands)
Commitments to Grant Loans	$29,621	$29,005
Unfunded Commitments Under Lines of Credit	10,948	9,230
	$40,569	$38,235

Fixed Rate Loans (3.13% - 5.25% in 2016; 3.25% - 4.75% in 2015)	$40,262	$38,235
Variable Rate Loans (2.88% - 4.75%)	307	--
	$40,569	$38,235

Cash Deposits
The Company periodically maintains cash balances in financial institutions that are in excess of insured amounts.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Regional Credit Concentration
A substantial portion of the Bank's lending activity is with customers located within a 100 mile radius of the Shreveport, Louisiana metropolitan area, which includes areas of northwest Louisiana, northeast Texas and southwest Arkansas.  Although concentrated within the region, the Bank has a diversified loan portfolio, which should preclude the Bank from being dependent upon the well-being of any particular economic sector to ensure collectability of any significant portion of its debtors' loan contracts.

Other Credit Concentrations
The Bank has purchased, with recourse from the seller, a significant number of loans from third-party mortgage originators.  These loans are serviced by these entities.  At June 30, 2016 and 2015, the balance of the loans outstanding being serviced by these entities was $7.6 million and $7.9 million, respectively.

Interest Rate Floors and Caps
The Bank writes interest rate floors and caps into its variable rate mortgage loan contracts and loan servicing agreements in an attempt to manage its interest rate exposure.  Such floors and caps enable customers to transfer, modify, or reduce their interest rate risk, which, in turn, creates an off-balance sheet market risk to the Bank.  At June 30, 2016, the Bank's loan portfolio contained approximately $21.4 million of loans in which the loan contracts or servicing agreements possessed interest rate floors and caps.  Of this amount, $7.6 million consisted of purchased loans, which were originated by third-party mortgage originators.

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

An analysis of the activity in loans made to such borrowers (both direct and indirect), including lines of credit, is summarized as follows for the years ended June 30, 2016 and 2015:

	2016	2015
	(In Thousands)

Balance – Beginning of Year	$3,761	$2,510
Additions	507	2,488
Principal Payments	(496)	(1,237)

Balance – End of Year	$3,772	$3,761

Deposits from related parties held by the Bank at June 30, 2016 and 2015, amounted to $3.7 million and $3.3 million, respectively.

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

The Bank is required to maintain minimum capital ratios under OCC regulatory guidelines in order to ensure capital adequacy.  Management believes, as of June 30, 2016 and 2015, that the Bank met all OCC capital adequacy requirements to which it is subject.

As of June 30, 2016, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum capital ratios, which are different than those required to meet OCC capital adequacy requirements.

There are no conditions or events since that notification that management believes may have changed the Bank's category.  The Bank was also classified as well capitalized at June 30, 2016.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 16.           Regulatory Matters (Continued)

The Bank's actual and required capital amounts and ratios for OCC regulatory capital adequacy purposes are presented below as of June 30, 2016 and 2015:

				Required for Capital
		Actual		Adequacy Purposes
		Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)

June 30, 2016
Core Capital	(1)	$42,863	11.81%	$10,893	3.00%
Common Equity Tier 1	(2)	42,863	16.66%	11,574	4.50%
Tangible Capital	(1)	42,863	11.81%	5,446	1.50%
Total Risk-Based Capital	(2)	45,708	17.77%	20,577	8.00%

June 30, 2015
Core Capital	(1)	$42,492	11.81%	$10,798	3.00%
Common Equity Tier 1	(2)	42,492	17.90%	10,682	4.50%
Tangible Capital	(1)	42,492	11.81%	5,399	1.50%
Total Risk-Based Capital	(2)	44,757	18.85%	18,990	8.00%
__________________________
(1) Amounts and Ratios to Adjusted Total Assets
(2) Amounts and Ratios to Total Risk-Weighted Assets

The Bank's actual and required capital amounts and ratios to be well capitalized under prompt corrective action provisions are presented below as of June 30, 2016 and 2015:

				Required to be
		Actual		Well Capitalized
		Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)

June 30, 2016
Tier 1 Leverage Capital	(1)	$42,863	11.81%	$18,154	5.00%
Common Equity Tier 1	(2)	42,863	16.66%	16,719	6.50%
Tier 1 Risk-Based Capital	(2)	42,863	16.66%	20,576	8.00%
Total Risk-Based Capital	(2)	45,708	17.77%	25,721	10.00%

June 30, 2015
Tier 1 Leverage Capital	(1)	$42,492	11.81%	$17,997	5.00%
Common Equity Tier 1	(2)	42,492	17.90%	15,429	6.50%
Tier 1 Risk-Based Capital	(2)	42,492	17.90%	18,990	8.00%
Total Risk-Based Capital	(2)	44,757	18.85%	23,738	10.00%
__________________________
(1) Amounts and Ratios to Adjusted Total Assets
(2) Amounts and Ratios to Total Risk-Weighted Assets

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 16.          Regulatory Matters (Continued)

The actual and required capital amounts and ratios applicable to the Bank for the years ended June 30, 2016 and 2015, are presented in the following tables, including a reconciliation of capital under generally accepted accounting principles (GAAP) to such amounts reported for regulatory purposes:

			Minimum for Capital
	Actual		Adequacy Purposes
June 30, 2016	Ratio	Amount	Ratio	Amount
	(Dollars in Thousands)

Total Equity, and Ratio to Total Assets	11.87%	$43,110
Investments in and Advances to Nonincludable Subsidiaries		(119)
Unrealized Gains on Securities Available-for-Sale		(128)
Tangible Capital, and Ratio to Adjusted Total Assets	11.81%	$42,863	1.5%	$5,446
Tier 1 (Core) Capital, and Ratio to Adjusted Total Assets	11.81%	$42,863	3.0%	$10,893
Tier 1 (Core) Capital, and Ratio to Risk-Weighted Assets	16.66%	$42,863	4.5%	$11,574
Allowance for Loan Losses		2,845
Total Risk-Based Capital, and Ratio to Risk-Weighted Assets	17.77%	$45,708	8.0%	$20,577
Total Assets		$363,585
Adjusted Total Assets		$363,088
Risk-Weighted Assets		$257,211

			Minimum for Capital
	Actual		Adequacy Purposes
June 30, 2015	Ratio	Amount	Ratio	Amount
	(Dollars in Thousands)

Total Equity, and Ratio to Total Assets	11.87%	$42,763
Investments in and Advances to Nonincludable Subsidiaries		(119)
Unrealized Gains on Securities Available-for-Sale		(152)
Tangible Capital, and Ratio to Adjusted Total Assets	11.81%	$42,492	1.5%	$5,399
Tier 1 (Core) Capital, and Ratio to Adjusted Total Assets	11.81%	42,492	3.0%	$10,798
Tier 1 (Core) Capital, and Ratio to Risk-Weighted Assets	17.90%	42,492	4.5%	$10,682
Allowance for Loan Losses		2,515
Equity Investment		(250)
Total Risk-Based Capital, and Ratio to Risk-Weighted Assets	18.85%	$44,757	8.0%	$18,990
Total Assets		$360,219
Adjusted Total Assets		$359,948
Risk-Weighted Assets		$237,376

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

At June 30, 2016 and 2015, the carrying amount and estimated fair values of the Company's financial instruments were as follows:

	2016		2015
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$4,756	$4,756	$21,166	$21,166
Securities Available-for-Sale	50,173	50,173	44,885	44,885
Securities to be Held-to-Maturity	2,349	2,349	2,010	2,010
Loans Held-for-Sale	11,919	11,919	14,203	14,203
Loans Receivable	290,827	290,339	268,427	267,157

Financial Liabilities
Deposits	287,822	285,503	286,238	266,442
Advances from FHLB	47,665	47,802	38,411	38,751

Off-Balance Sheet Items
Mortgage Loan Commitments	296	296	290	290

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the year ended June 30, 2016.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 18.           Fair Value Disclosures (Continued)

Fair values of assets and liabilities measured on a recurring basis at June 30, 2016 and 2015, are as follows:

	Fair Value Measurements
June 30, 2016	(Level 1)	(Level 2)	(Level 3)	Total
		(In Thousands)
Available-for-Sale Debt Securities
FHLMC	$--	$10,793	$--	$10,793
FNMA	--	27,223	--	27,223
GNMA	--	12,157	--	12,157

Total	$--	$50,173	$--	$50,173

	Fair Value Measurements
June 30, 2015	(Level 1)	(Level 2)	(Level 3)	Total
		(In Thousands)
Available-for-Sale Debt Securities
FHLMC	$--	$284	$--	$284
FNMA	--	27,807	--	27,807
GNMA	--	16,794	--	16,794

Total	$--	$44,885	$--	$44,885

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at June 30, 2016 or 2015.

The following tables present the Company's assets and liabilities measured at fair value on a non-recurring basis at June 30, 2016 and 2015.

	Fair Value Measurements
June 30, 2016	(Level 1)	(Level 2)	(Level 3)	Total
		(In Thousands)
Assets:
Impaired Loans, Net of Allowance	$--	$--	$13	$13

Total	$--	$--	$13	$13

	Fair Value Measurements
June 30, 2015	(Level 1)	(Level 2)	(Level 3)	Total
		(In Thousands)
Assets:
Impaired Loans, Net of Allowance	$--	$--	$13	$13

Total	$--	$--	$13	$13

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 19.            Earnings Per Common Share

The following table presents the components of average outstanding common shares for the years ended June 30, 2016 and 2015:

	2016	2015

Average Common Shares Issued	2,045,179	2,172,944
Average Unearned ESOP Shares	(138,784)	(150,314)
Average Unearned RRP Trust Shares	(29,007)	(44,398)

Weighted Average Number of Common Shares Used in Basic EPS	1,877,388	1,978,232

Effect of Dilutive Securities Stock Options	64,314	53,627

Weighted Average Number of Common Shares and Dilutive Potential Common Shares Used in Dilutive EPS	1,941,702	2,031,859

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in GAAP.  The share amounts have been adjusted for the conversion completed on December 22, 2010 and the exchange of Mid-Tier Company common stock for shares of the Company at an exchange ratio of 0.9110.  For the years ended June 30, 2016 and 2015, there were outstanding options to purchase 304,477 and 208,461 shares, respectively, at $17.79 per share for 2016 and $15.03 per share for 2015.

Note 20.             Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date that the financial statements were available to be issued.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 21.         Parent Company Financial Statements

Financial information pertaining only to Home Federal Bancorp, Inc. of Louisiana as of June 30, 2016 and 2015, is as follows:

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Balance Sheets
June 30, 2016 and 2015

	June 30,
	2016	2015
	(In Thousands)
Assets
Cash and Cash Equivalents	$90	$388
Investment in Subsidiary	43,360	42,764
Other Assets	409	247

Total Assets	$43,859	$43,399

Liabilities and Stockholders' Equity
Borrowings	$400	--
Other Liabilities	67	13
Stockholders' Equity	43,392	43,386

Total Liabilities and Stockholders' Equity	$43,859	$43,399

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Statements of Operations
For the Years Ended June 30, 2016 and 2015

	For the Years Ended June 30,
	2016	2015
	(In Thousands)

Equity in Undistributed Earnings of Subsidiary	$3,612	$3,543
Interest Income	85	90

Total Income	3,697	3,633

Operating Expenses	423	372
Interest Expense	18	3

Total Expense	441	375

Income Before Income Tax Benefit	3,256	3,258
Income Tax Benefit	(121)	(97)

Net Income	$3,377	$3,355

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 21.         Parent Company Financial Statements (Continued)

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Statements of Cash Flows
For the Years Ended June 30, 2016 and 2015

	For the Years Ended June 30,
	2016	2015
	(In Thousands)
Operating Activities
Net Income	$3,377	$3,355

Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
Equity in Undistributed Earnings of Subsidiary	(3,612)	(3,543)
(Increase) Decrease in Other Assets	(162)	31
Increase in Other Liabilities	54	--

Net Cash Used in Operating Activities	(343)	(157)

Financing Activities
Distribution from Subsidiary	3,000	3,000
Proceeds from Stock Options Exercised	85	180
Proceeds of Borrowings	2,200	550
Repayment of Borrowings	(1,800)	(550)
Proceeds Received from Subsidiary on Stock Compensation Programs	573	679
Company Stock Purchased	(3,353)	(2,923)
Dividends Paid	(660)	(613)

Net Cash Provided by Financing Activities	45	323

(Decrease) Increase in Cash and Cash Equivalents	(298)	166
Cash and Cash Equivalents, Beginning of Year	388	222

Cash and Cash Equivalents, End of Year	$90	$388

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2016.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the sections captioned "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers" and "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management -Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2016 ("Proxy Statement").

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

Item 11. Executive Compensation

The information required herein is incorporated by reference from the section captioned "Management Compensation" in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management. The information required herein is incorporated by reference from the section captioned "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2016.

Equity Compensation Plan Information. The following table provides information as of June 30, 2016 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2005 and 2011 Stock Option Plans, 2005 and 2011 Recognition and Retention Plans and 2014 Stock Incentive Plan, all of which were approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	359,707	$18.32	12,000
Equity compensation plans not approved by security holders	--	--	--

Total	359,707	$18.32	12,000

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required herein is incorporated by reference from the section captioned "Indebtedness of Management and Related Party Transactions" in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2016.

Item 14. Principal Accounting Fees and Services

The information required herein is incorporated by reference from the section captioned "Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees" in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2016.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report and are incorporated herein by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2016 and 2015
Consolidated Statements of Operations for the Years Ended June 30, 2016 and 2015
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2016 and 2015
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended June 30, 2016 and 2015
Notes to Consolidated Financial Statements

The following exhibits are filed as part of the Form 10-K, and this list includes the Exhibit Index:

No.	Description	Location
3.1	Articles of Incorporation of Home Federal Bancorp, Inc. of Louisiana	(1)
3.2	Bylaws of Home Federal Bancorp, Inc. of Louisiana	(1)
4.0	Form of Stock Certificate of Home Federal Bancorp, Inc. of Louisiana	(1)
10.1	Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan*	(2)
10.2	Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan*	(2)
10.3	Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan*	(3)
10.4	Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement*	(3)
10.5	Amended and Restated Employment Agreement between Home Federal Bank and James R. Barlow, dated as of December 27, 2012*	(4)
10.6	Employment Agreement between Home Federal Bancorp, Inc. of Louisiana and James R. Barlow, dated as of December 27, 2012*	(4)
10.7	Amended and Restated Employment and Transition Agreement between Home Federal Bank and Daniel R. Herndon, dated as of December 27, 2012*	(4)
10.8	Amended and Restated Employment and Transition Agreement between Home Federal Bancorp, Inc. of Louisiana and Daniel R. Herndon, dated as of December 27, 2012*	(4)
10.9	Employment and Transition Agreement between Home Federal Bancorp, Inc. of Louisiana, Home Federal Bank and Clyde D. Patterson, dated as of December 27, 2012*	(4)
10.10	Supplemental Executive Retirement Agreement between Home Federal Bank and Daniel R. Herndon, dated as of December 27, 2012*	(4)
10.11	Supplemental Executive Retirement Agreement between Home Federal Bank and Clyde D. Patterson, dated as of December 27, 2012*	(4)
10.12	Letter Agreement between Home Federal Bank and Adalberto Cantu, Jr., dated as of February 6, 2013*	(5)
10.13	Letter Agreement by and among Home Federal Bank, Home Federal Bancorp, Inc. of Louisiana and Glen W. Brown accepted as of April 9, 2014*	(6)
10.14	Home Federal Bancorp. Inc. of Louisiana 2014 Stock Incentive Plan*	(7)
10.15	Home Federal Bank 2016 Loan Officer Incentive Compensation Plan*	(8)
23.0	Consent of LaPorte, A Professional Accounting Corporation	Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	Filed Herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed Herewith
32.0	Section 1350 Certifications	Filed Herewith
__________________
(Table continued and footnotes on following page)

No.	Description	Location
101.INS	XBRL Instance Document.	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.	Filed Herewith
__________________
*	Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference from Home Federal Bancorp's Registration Statement on Form S-1, as amended, filed with the SEC on September 3, 2010 (File No. 333-169230).
(2)	Incorporated herein by reference from Home Federal Bancorp, Inc. of Louisiana's Definitive Schedule 14A filed with the SEC on June 29, 2005 (File No. 000-51117).
(3)	Incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders held on December 23, 2011 filed with the Commission on October 28, 2011 (File No. 001-35019).
(4)	Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on December 28, 2012 (File No. 001-35019).
(5)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2013 (File No. 001-35019).
(6)	Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on July 9, 2014 (File No. 001-35019).
(7)	Incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders held on November 12, 2014 (File No. 001-35019).
(8)           Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on February 11, 2016 (File No. 001-35019).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Date: September 21, 2016	By:	/s/ James R. Barlow
James R. Barlow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Daniel R. Herndon
Daniel R. Herndon	Executive Chairman of the Board	September 21, 2016

/s/ James R. Barlow
James R. Barlow	Director, President and Chief Executive Officer (Principal Executive Officer)	September 21, 2016
/s/ Glen W. Brown
Glen W. Brown	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 21, 2016
/s/ Clyde D. Patterson
Clyde D. Patterson	Director, Executive Vice President and Treasurer	September 21, 2016
/s/ Walter T. Colquitt, III
Walter T. Colquitt, III	Director	September 21, 2016
/s/ David A. Herndon, III
David A. Herndon, III	Director	September 21, 2016
/s/ Scott D. Lawrence
Scott D. Lawrence	Director	September 21, 2016
/s/ Mark M. Harrison
Mark M. Harrison	Director	September 21, 2016
/s/ Woodus K. Humphrey
Woodus K. Humphrey	Director	September 21, 2016
/s/ Thomas Steen Trawick, Jr.
Thomas Steen Trawick, Jr.	Director	September 21, 2016
/s/ Timothy W. Wilhite, Esq.
Timothy W. Wilhite, Esq.	Director	September 21, 2016