Form 10-Q
period 2016-09-30
Home Federal Bancorp, Inc. of Louisiana
filed 2016-11-10
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2016
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

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
[ ] Yes [X] No
Shares of common stock, par value $.01 per share, outstanding as of November 9, 2016: The registrant had 1,966,084 shares of common stock outstanding.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30, 2016	June 30, 2016
	(In Thousands)
ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $2,463 and $2,529 for September 30, 2016 and June 30, 2016, Respectively)	$6,265	$4,756
Securities Available-for-Sale	46,109	50,173
Securities Held-to-Maturity (Fair Value of $12,750 and $2,349, Respectively)	12,838	2,349
Loans Held-for-Sale	14,980	11,919
Loans Receivable, Net of Allowance for Loan Losses of $3,137 and $2,845, Respectively	287,634	290,827
Accrued Interest Receivable	1,011	1,024
Premises and Equipment, Net	12,060	12,366
Bank Owned Life Insurance	6,560	6,523
Deferred Tax Asset	1,210	984
Other Assets	875	780

Total Assets	$389,542	$381,701

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$299,325	$287,822
Advances from Borrowers for Taxes and Insurance	898	716
Advances from Federal Home Loan Bank of Dallas	42,301	47,665
Other Bank Borrowings	400	400
Other Accrued Expenses and Liabilities	2,645	1,706

Total Liabilities	345,569	338,309

STOCKHOLDERS' EQUITY
Preferred Stock – $.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	--	--
Common Stock – $.01 Par Value; 40,000,000 Shares Authorized; 1,959,419 and 1,967,955 Shares Issued and Outstanding at September 30, 2016 and June 30, 2016, Respectively	23	23
Additional Paid-in Capital	34,011	33,863
Unearned ESOP Stock	(1,302)	(1,331)
Unearned RRP Trust Stock	(241)	(265)
Retained Earnings	11,596	11,018
Accumulated Other Comprehensive Income	(114)	84

Total Stockholders' Equity	43,973	43,392

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$389,542	$381,701

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,
	2016	2015
	(In Thousands, Except per Share Data)
INTEREST INCOME
Loans, Including Fees	$3,894	$3,636
Investment Securities	5	6
Mortgage-Backed Securities	192	195
Other Interest-Earning Assets	4	8
Total Interest Income	4,095	3,845

INTEREST EXPENSE
Deposits	540	605
Other Borrowings	3	--
Federal Home Loan Bank Borrowings	95	62
Total Interest Expense	638	667
Net Interest Income	3,457	3,178

PROVISION FOR LOAN LOSSES	300	65
Net Interest Income after Provision for Loan Losses	3,157	3,113

NON-INTEREST INCOME
Gain on Sale of Real Estate	110	--
Gain on Sale of Loans	798	725
Income on Bank Owned Life Insurance	37	40
Service Charges on deposit accounts	163	134
Other Income	10	13
Total Non-Interest Income	1,118	912

NON-INTEREST EXPENSE
Compensation and Benefits	1,722	1,708
Occupancy and Equipment	307	239
Data Processing	155	130
Audit and Examination Fees	52	50
Franchise and Bank Shares Tax	95	91
Advertising	72	61
Legal Fees	81	66
Loan and Collection	99	83
Deposit Insurance Premium	45	60
Other Expense	147	145
Total Non-Interest Expense	2,775	2,633
Income Before Income Taxes	1,500	1,392

PROVISION FOR INCOME TAX EXPENSE	498	451
Net Income	$1,002	$941
EARNINGS PER COMMON SHARE:
Basic	$0.55	$0.49
Diluted	$0.53	$0.47
DIVIDENDS DECLARED	$0.09	$0.08

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,
	2016	2015
	(In Thousands)

Net Income	$1,002	$941

Other Comprehensive Loss, Net of Tax
Unrealized Holding Loss on Securities Available-for-Sale, Net of Tax of $103 in 2016 and $26 in 2015	(198)	(50)

Total Comprehensive Income	$804	$891

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
				(In Thousands)
BALANCE – June 30, 2015	$25	$33,375	$(1,445)	$(333)	$11,664	$100	$43,386

Net Income	--	--	--	--	941	--	941

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	(50)	(50)

RRP Shares Earned	--	--	--	55	--	--	55

Stock Options Vested	--	44	--	--	--	--	44

Common Stock Issuance for Stock Option Exercises	--	50	--	--	--	--	50

ESOP Compensation Earned	--	33	28	--	--	--	61

Company Stock Purchased	--	--	--	--	(299)	--	(299)

Dividends Declared	--	--	--	--	(169)	--	(169)

BALANCE – September 30, 2015	$25	$33,502	$(1,417)	$(278)	$12,137	$50	$44,019

BALANCE – June 30, 2016	$23	$33,863	$(1,331)	$(265)	$11,018	$84	$43,392

Net Income	--	--	--	--	1,002	--	1,002

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	(198)	(198)

RRP Shares Earned	--	--	--	24	--	--	24

Stock Options Vested	--	73	--	--	--	--	73

Common Stock Issuance for Stock Option Exercises	--	39	--	--	--	--	39

ESOP Compensation Earned	--	36	29	--	--	--	65

Company Stock Purchased	--	--	--	--	(247)	--	(247)

Dividends Declared	--	--	--	--	(177)	--	(177)

BALANCE – September 30, 2016	$23	$34,011	$(1,302)	$(241)	$11,596	$(114)	$43,973

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2016	2015
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,002	$941
Adjustments to Reconcile Net Income to Net
Cash Provided by (Used in) Operating Activities
Gain on Sale of Real Estate	(110)	--
Bad Debt Recovery	6	33
Net Amortization and Accretion on Securities	5	6
Gain on Sale of Loans	(798)	(725)
Amortization of Deferred Loan Fees	(20)	(20)
Depreciation of Premises and Equipment	132	98
ESOP Expense	65	61
Stock Option Expense	73	44
Recognition and Retention Plan Expense	58	59
Deferred Income Tax	(124)	(39)
Provision for Loan Losses	300	65
Increase in Cash Surrender Value on Bank Owned Life Insurance	(37)	(40)
Share Awards Expense	34	--
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(31,710)	(27,007)
Loans Held-for-Sale – Sale and Principal Repayments	29,448	30,986
Accrued Interest Receivable	12	(22)
Other Operating Assets	(93)	73
Other Operating Liabilities	871	532

Net Cash (Used In) Provided by Operating Activities	(886)	5,045

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	2,890	(635)
Deferred Loan Fees Collected	16	1
Acquisition of Premises and Equipment	(140)	(1,284)
Proceeds From Sale of Real Estate	423	--
Activity in Available-for-Sale Securities:
Principal Payments on Mortgage-Backed Securities	3,759	3,255
Activity in Held-to-Maturity Securities:
Redemption Proceeds	--	509
Purchases of Securities	(10,489)	(2)

Net Cash (Used in) Provided by Investing Activities	(3,541)	1,844

 See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
	September 30,
	2016	2015
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$11,502	$7,037
Proceeds from Federal Home Loan Bank Advances	431,600	44,000
Repayments of Advances from Federal Home Loan Bank	(436,963)	(56,060)
Net Increase in Advances from Borrowers for Taxes and Insurance	182	166
Dividends Paid	(177)	(169)
Company Stock Purchased	(247)	(299)
Proceeds from Stock Options Exercised	39	50

Net Cash Provided by (Used in) Financing Activities	5,936	(5,275)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,509	1,614

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4,756	21,166

CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,265	$22,780

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$625	$665
Income Taxes Paid	1	1
Market Value Adjustment for Loss on Securities Available-for-Sale	(301)	(75)

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the "Company") and its subsidiary, Home Federal Bank ("Home Federal Bank" or the "Bank").  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 2016 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2017.

The Company follows accounting standards set by the Financial Accounting Standards Board (the "FASB"). The FASB sets generally accepted accounting principles ("GAAP") that we follow to ensure we consistently report our financial condition, results of operations, and cash flows.  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (the "Codification" or the "ASC").

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2016.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank's customers by six full-service banking offices and one administrative office, located in Caddo and Bossier Parishes, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of September 30, 2016, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

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

Trading account and available-for-sale securities are carried at fair value.  Unrealized holding gains and losses on trading securities are included in earnings, while net unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income.  Purchase premiums and discounts are recognized in interest income using the interest method over the term of the securities.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans Held-for-Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans

Loans receivable are stated as unpaid principal balances less allowances for loan losses and unamortized deferred loan fees.  Net nonrefundable fees (loan origination fees, commitment fees, discount points) and costs associated with lending activities are being deferred and subsequently amortized into income as an adjustment of yield on the related interest earning assets using the interest method.  Interest income on contractual loans receivable is recognized on the accrual method.  Unearned discount on property improvement and automobile loans is deferred and amortized on the interest method over the life of the loan.

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

Stockholders' Equity

On January 1, 2015, the Louisiana Business Corporation Act (the Act) became effective.  Under the provisions of the Act, there is no concept of "Treasury Shares".  Rather, shares purchased by the Company constitute authorized but unissued shares.  Under Accounting Standards Codification (ASC) 505-30, Treasury Stock, accounting for treasury stock shall conform to state law.  Accordingly, the Company's Consolidated Statements of Financial Condition as of June 30, 2016 and September 30, 2016 reflect this change.  The cost of shares purchased by the Company has been allocated to Common Stock and Retained Earnings balances.

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

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40).  The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure, if the following conditions are met:  (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  This Update did not have a significant impact on the Company's financial statements.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities

The amortized cost and fair value of securities with gross unrealized gains and losses follows:

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$10,229	$9	$377	$9,861
FNMA Mortgage-Backed Certificates	24,748	549	46	25,251
GNMA Mortgage-Backed Certificates	11,305	4	312	10,997

Total Debt Securities	46,282	562	735	46,109

Total Securities Available-for-Sale	$46,282	$562	$735	$46,109

Securities Held-to-Maturity
Debt Securities
FNMA Mortgage-Backed Certificates	$10,292	$--	$88	$10,204
Equity Securities (Non-Marketable)
22,956 Shares – Federal Home Loan Bank	2,296	--	--	2,296
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,546	--	--	2,546

Total Securities Held-to-Maturity	$12,838	$--	$88	$12,750

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$10,928	$12	$147	$10,793
FNMA Mortgage-Backed Certificates	26,610	613	--	27,223
GNMA Mortgage-Backed Certificates	12,507	4	354	12,157

Total Debt Securities	50,045	629	501	50,173

Total Securities Available-for-Sale	$50,045	$629	$501	$50,173

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
20,989 shares – Federal Home Loan Bank	$2,099	$--	$--	$2,099
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,349	--	--	2,349

Total Securities Held-to-Maturity	$2,349	$--	$--	$2,349

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities (continued)

The amortized cost and fair value of securities by contractual maturity at September 30, 2016 follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Debt Securities
Within One Year or Less	$18	$18	$--	$--
One through Five Years	86	88	--	--
After Five through Ten Years	51	53	--	--
Over Ten Years	46,127	45,950	10,292	10,204
	46,282	46,109	10,292	10,204

Other Equity Securities	--	--	2,546	2,546

Total	$46,282	$46,109	$12,838	$12,750

There were no sales of available-for-sale securities during the three months ended September 30, 2016.

The following tables show information pertaining to gross unrealized losses on securities available-for-sale at September 30, 2016 and June 30, 2016 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

September 30, 2016
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Available-for-Sale

Debt Securities
Mortgage-Backed Securities	$392	$14,990	$343	$18,123
Marketable Equity Securities	--	--	--	--

Total Securities Available-for-Sale	$392	$14,990	$343	$18,123

June 30, 2016
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Available-for-Sale

Debt Securities
Mortgage-Backed Securities	$147	$17,852	$354	$12,066
Marketable Equity Securities	--	--	--	--

Total Securities Available-for-Sale	$147	$17,852	$354	$12,066

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities (continued)

At September 30, 2016, securities with a carrying value of $1.1 million were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $187.0 million were pledged to secure FHLB advances.

3. Loans Receivable

Loans receivable are summarized as follows:

	September 30, 2016	June 30, 2016
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One- to Four-Family Residential	$120,767	$118,035
Commercial	71,883	69,197
Multi-Family Residential	15,472	20,661
Land	26,201	24,308
Construction	9,605	14,442
Equity and Second Mortgage	1,586	1,526
Equity Lines of Credit	17,587	17,290
Total Mortgage Loans	263,101	265,459

Commercial Loans	27,344	27,886
Consumer Loans
Loans on Savings Accounts	409	404
Automobile and Other Consumer Loans	76	86
Total Consumer and Other Loans	485	490
Total Loans	290,930	293,835

Less: Allowance for Loan Losses	(3,137)	(2,845)
Unamortized Loan Fees	(159)	(163)
Net Loans Receivable	$287,634	$290,827

Following is a summary of changes in the allowance for loan losses:

	Three Months Ended September 30,
	2016	2015
	(In Thousands)
Balance - Beginning of Period	$2,845	$2,515
Provision for Loan Losses	300	65
Loan Charge-Offs	(14)	--
Recoveries	6	33
Balance - End of Period	$3,137	$2,613

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

The following tables present the grading of loans, segregated by class of loans, as of September 30, 2016 and June 30, 2016:

September 30, 2016	Pass	Special Mention	Substandard	Doubtful	Total
			(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$119,669	$596	$502	$--	$120,767
Commercial	71,619	--	264	--	71,883
Multi-Family Residential	15,472	--	--	--	15,472
Land	25,522	123	556	--	26,201
Construction	9,305	300	--	--	9,605
Equity and Second Mortgage	1,586	--	--	--	1,586
Equity Lines of Credit	17,587	--	--	--	17,587
Commercial Loans	25,354	--	1,990	--	27,344
Consumer Loans	485	--	--	--	485
Total	$286,599	$1,019	$3,312	$--	$290,930

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued) Credit Quality Indicators (continued)

June 30, 2016	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$117,881	$40	$114	$--	$118,035
Commercial	68,899	30	268	--	69,197
Multi-Family Residential	20,661	--	--	--	20,661
Land	23,753	555	--	--	24,308
Construction	14,442	--	--	--	14,442
Equity and Second Mortgage	1,526	--	--	--	1,526
Equity Lines of Credit	17,290	--	--	--	17,290
Commercial Loans	25,896	--	1,990	--	27,886
Consumer Loans	490	--	--	--	490

Total	$290,838	$625	$2,372	$--	$293,835

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

The following tables present an aging analysis of past due loans, segregated by class of loans, as of September 30, 2016 and June 30, 2016:

September 30, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment >90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$1,440	$1,679	$568	$3,687	$117,080	$120,767	$167
Commercial	--	--	--	--	71,883	71,883	--
Multi-Family Residential	--	--	--	--	15,472	15,472	--
Land	--	--	556	556	25,645	26,201	--
Construction	--	--	--	--	9,605	9,605	--
Equity and Second Mortgage	--	--	--	--	1,586	1,586	--
Equity Lines of Credit	--	--	--	--	17,587	17,587	--
Commercial Loans	2,536	--	--	2,536	24,808	27,344	--
Consumer Loans	--	--	--	--	485	485	--
Total	$3,976	$1,679	$1,124	$6,779	$284,151	$290,930	$167

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

June 30, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$2,646	$1,674	$114	$4,434	$113,601	$118,035	$101
Commercial	--	--	--	--	69,197	69,197	--
Multi-Family Residential	--	--	--	--	20,661	20,661	--
Land	--	555	--	555	23,753	24,308	--
Construction	--	--	--	--	14,442	14,442	--
Equity and Second Mortgage	--	--	--	--	1,526	1,526	--
Equity Lines of Credit	78	15	--	93	17,197	17,290	--
Commercial Loans	--	--	--	--	27,886	27,886	--
Consumer Loans	--	--	--	--	490	490	--

Total	$2,724	$2,244	$114	$5,082	$288,753	$293,835	$101

There was no interest income recognized on non-accrual loans during the three months ended September 30, 2016 or year ended June 30, 2016. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the three months ended September 30, 2016 and year ended June 30, 2016 was approximately $17,546 and $1,000, respectively.

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the three months ended September 30, 2016 was as follows:

	Real Estate Loans
September 30, 2016	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,517	$321	$111	$201	$126	$117	$444	$8	$2,845
Charge-Offs	--	--	--	--	--	(14)	--	--	(14)
Recoveries	6	--	--	--	--	--	--	--	6
Current Provision	226	7	(28)	11	(42)	67	67	(8)	300
Ending Balances	$1,749	$328	$83	$212	$84	$170	$511	$--	$3,137

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,749	328	83	212	84	170	511	--	3,137

Loans Receivable:
Ending Balances – Total	$120,767	$71,883	$15,472	$26,201	$9,605	$19,173	$27,344	$485	$290,930
Ending Balances:
Evaluated for Impairment:
Individually	1,098	264	--	679	300	--	1,990	--	4,331
Collectively	$119,669	$71,619	$15,472	$25,522	$9,305	$19,173	$25,354	$485	$286,599

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the year ended June 30, 2016 and three months ended September 30, 2015 was as follows:

	Real Estate Loans
June 30, 2016	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans And Lines of Credit	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,195	$415	$103	$154	$146	$192	$305	$5	$2,515
Charge-Offs	--	--	--	--	--	--	--	--	--
Recoveries	59	--	--	--	--	--	--	--	59
Current Provision	263	(94)	8	47	(20)	(75)	139	3	271
Ending Balances	$1,517	$321	$111	$201	$126	$117	$444	$8	$2,845

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,517	321	111	201	126	117	444	8	2,845

Loans Receivable:
Ending Balances - Total	$118,035	$69,197	$20,661	$24,308	$14,442	$18,816	$27,886	$490	$293,835
Ending Balances:
Evaluated for Impairment:
Individually	154	298	--	555	--	--	1,990	--	2,997
Collectively	$117,881	$68,899	$20,661	$23,753	$14,442	$18,816	$25,896	$490	$290,838

	Real Estate Loans
September 30, 2015	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,195	$415	$103	$154	$146	$192	$305	$5	$2,515
Charge-Offs	--	--	--	--	--	--	--	--	--
Recoveries	33	--	--	--	--	--	--	--	33
Current Provision	129	6	(30)	(6)	(29)	(55)	51	(1)	65
Ending Balances	$1,357	$421	$73	$148	$117	$137	$356	$4	$2,613

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,357	421	73	148	117	137	356	4	2,613

Loans Receivable:
Ending Balances - Total	$106,924	$60,283	$15,135	$19,057	$17,804	$23,903	$28,348	$310	$271,764
Ending Balances:
Evaluated for Impairment:
Individually	333	564	--	--	--	--	--	--	897
Collectively	$106,591	$59,719	$15,135	$19,057	$17,804	$23,903	$28,348	$310	$270,867

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present loans individually evaluated for impairment, segregated by class of loans, as of September 30, 2016 and June 30, 2016:

September 30, 2016	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$1,098	$1,098	$--	$1,098	$--	$1,120
Commercial	264	264	--	264	--	245
Multi-Family Residential	--	--	--	--	--	--
Land	679	679	--	679	--	746
Construction	300	300	--	300	--	302
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	1,990	1,990	--	1,990	--	2,460
Consumer Loans	--	--	--	--	--	--

Total	$4,331	$4,331	$--	$4,331	$--	$4,873

June 30, 2016	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$154	$154	$--	$154	$--	$162
Commercial	298	298	--	298	--	274
Multi-Family Residential	--	--	--	--	--	--
Land	555	555	--	555	--	586
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	1,990	1,990	--	1,990	--	2,460
Consumer Loans	--	--	--	--	--	--

Total	$2,997	$2,997	$--	$2,997	$--	$3,482

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status.

The Bank had $2.0 million of troubled debt restructurings involving nine commercial business loans to one borrower at September 30, 2016 and June 30, 2016.  A summary of the loans that were restructured during the three months ended September 30, 2016 and the year ended June 30, 2016 is as follows (in thousands):

September 30, 2016	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings	9	$1,990	$1,990
Troubled Debt Restructurings that Subsequently Defaulted	--	$--	$--

June 30, 2016	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings	9	$1,990	$1,990
Troubled Debt Restructurings that Subsequently Defaulted	--	$--	$--

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Deposits

Deposits at September 30, 2016 and June 30, 2016 consist of the following classifications:

	September 30, 2016	June 30, 2016
	(In Thousands)
Non-Interest Bearing	$47,446	$39,280
NOW Accounts	34,817	37,761
Money Markets	47,494	49,251
Passbook Savings	30,252	29,033
	160,009	155,325

Certificates of Deposit	139,316	132,497

Total Deposits	$299,325	$287,822

5. Earnings Per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three months ended September 30, 2016 and 2015 were calculated as follows:

	Three Months Ended September 30,
	2016	2015
	(In Thousands, Except Per Share Data)
Net income	$1,002	$941

Weighted average shares outstanding - basic	1,813	1,927
Effect of dilutive common stock equivalents	65	64
Adjusted weighted average shares outstanding – diluted	1,878	1,991

Basic earnings per share	$0.55	$0.49
Diluted earnings per share	$0.53	$0.47

For the three months ended September 30, 2016 and 2015, there were outstanding options to purchase 302,077 and 204,137 shares, respectively, at a weighted average exercise price of $17.79 and $15.07 per share, respectively. For the quarter ended September 30, 2016, 64,931 options, were included in the computation of diluted earnings per share.

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:
	Three Months Ended September 30,
	2016	2015
	(In Thousands)
Average common shares issued	1,964	2,106
Average unearned ESOP shares	(131)	(143)
Average unearned RRP shares	(20)	(36)

Weighted average shares outstanding	1,813	1,927

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

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement (the "2011 Recognition Plan", together with the 2005 Recognition  Plan, the  "Recognition  Plan") as  an  incentive  to  retain  personnel  of  experience and ability in key positions.  The aggregate number of shares of the Company's common stock available for award under the 2011 Recognition Plan totaled 77,808 shares, all of which were awarded as of September 30, 2016.

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

The cost associated with the 2005 Recognition Plan is based on a share price of $10.93 (as adjusted), which represents the market price of the Company's stock on the date on which the 2005 Recognition Plan shares were granted. The cost associated with the 2011 Recognition Plan is based on share prices of $14.70 and $18.92 on January 31, 2012 and July 31, 2014, respectively, which represents the fair market price of the Company's stock on the dates on which the 2011 Recognition Plan shares were granted. The cost of the Recognition Plan is being recognized over the five year vesting period.  Compensation expense pertaining to the Recognition Plan was $58,000 and $59,000, for the three months ended September 30, 2016 and 2015, respectively.

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

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan (the "2011 Option Plan", together with the 2005 Option Plan, the "Option Plans") for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2011 Option Plan totaled 194,522, all of which were awarded as of September 30, 2016.  Both incentive stock options and non-qualified stock options may be granted under the 2011 Option Plan.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-Based Compensation (continued)

Stock Option Plan (continued)

On August 18, 2005, the Company granted 158,858 options (as adjusted for the conversion) to directors and employees.  Under the Option Plan, the exercise price of each option cannot be less than the fair market value of the underlying common stock as of the date of the option grant, which was $10.82 (as adjusted), and the maximum term is ten years.  As of August 18, 2015, all of the awards were either exercised or forfeited.  On August 19, 2010 and July 31, 2014, the Company granted 21,616 options and 2,133 options, respectively, under the 2005 Option Plan that were previously forfeited (as adjusted for the conversion) at an exercise price of $10.93 and $18.92 per share, respectively.  On January 31, 2012 and July 31, 2014, 165,344 options and 29,178 options, respectively, were granted to directors and employees at an exercise price of $14.70 and $18.92 per share, respectively, under the 2011 Option Plan.  As of September 30, 2016 there were no stock options available for future grant under the 2005 Option Plan or the 2011 Option Plan.

Under the Option Plans, the exercise price of each option cannot be less than the fair market value of the underlying common stock as of the date of the option grant, and the maximum term is ten years. Incentive stock options and non-qualified stock options granted under the Option Plans become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted.  No vesting shall occur after an employee's employment or service as a director is terminated.  In the event of the death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable.  The Company accounts for the Option Plans under the guidance of FASB ASC Topic 718, Compensation – Stock Compensation.

Incentive stock options and non-qualified stock options granted under the Option Plan become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted.  No vesting shall occur after an employee's employment or service as a director is terminated.  In the event of death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable.  The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of the grant.  For the three months ended September 30, 2016 and 2015, compensation expense charged to operations was $42,000 and $44,000, respectively.

Stock Incentive Plan

On November 12, 2014, the shareholders of the Company approved the adoption of the Company's 2014 Stock Incentive Plan (the "Stock Incentive Plan") for the benefit of employees and non-employee directors as an incentive to contribute to the success of the Company and reward employees for outstanding performance and the attainment of targeted goals.  The  Stock  Incentive  Plan  covers  a  total  of  150,000  shares, of which no more than 37,500 shares, or 25% of the plan, may be share rewards.  The balance of the plan is reserved for stock option awards which would total 112,500 stock options, assuming all the share awards are issued. All incentive stock options granted under the Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  On October 26, 2015, the Company granted a total of 34,500 plan share awards and 103,500 stock options to directors, officers, and other key employees vesting ratably over five years. The Stock Incentive Plan cost is recognized over the five year vesting period. For the three months ended September 30, 2016, the Company recognized $66,000 in expenses related to the Stock Incentive Plan.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amounts of $3.7 million and $3.8 million at September 30, 2016 and June 30, 2016, respectively.

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

The carrying amount and estimated fair values of the Company's financial instruments were as follows:

	September 30, 2016		June 30, 2016
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$6,265	$6,265	$4,756	$4,756
Securities Available-for-Sale	46,109	46,109	50,173	50,173
Securities to be Held-to-Maturity	12,838	12,750	2,349	2,349
Loans Held-for-Sale	14,980	14,980	11,919	11,919
Loans Receivable	287,634	286,298	290,827	290,339

Financial Liabilities
Deposits	299,325	296,739	287,822	285,503
Advances from FHLB	42,301	42,441	47,665	47,802

Off-Balance Sheet Items
Mortgage Loan Commitments	279	279	296	296

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

●	Eliminates large position discounts for financial instruments quoted in active markets and requires consideration of the company's creditworthiness when valuing liabilities; and

●	Expands disclosures about instruments that are measured at fair value.

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the year ended September 30, 2016.

Fair values of assets and liabilities measured on a recurring basis at September 30, 2016 and June 30, 2016 are as follows:

	Fair Value Measurements Using:
September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In Thousands)
Available-for-Sale Debt Securities
FHLMC	$--	$9,861	$--	$9,861
FNMA	--	25,251	--	25,251
GNMA	--	10,997	--	10,997

Total	$--	$46,109	$--	$46,109
Held-to-Maturity Debt Securities
FNMA	$--	$10,204	$--	$10,204

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value Disclosures (continued)

	Fair Value Measurements Using:
June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
		(In Thousands)
Available-for-Sale Debt Securities
FHLMC	$--	$10,793	$--	$10,793
FNMA	--	27,223	--	27,223
GNMA	--	12,157	--	12,157

Total	$--	$50,173	$--	$50,173

9. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2016.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company's results of operations are primarily dependent on the results of the Bank, which became a wholly owned subsidiary upon completion of the second-step conversion and reorganization of the Bank on December 22, 2010. The Bank's results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings.  Results of operations are also affected by provisions for loan losses and loan sale activities.  Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing and other expense.  Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.  Future changes in applicable law, regulations, or government policies may materially impact our financial conditions and results of operations.

Home Federal Bank operates from its main office and an administrative office in Shreveport, Louisiana and five full service branch offices located in Shreveport and Bossier City, Louisiana.  The Company's primary market area is the Shreveport-Bossier City metropolitan area.  The Company offers security brokerage and advisory services through a third party provider at its agency office, which also serves as the office for the commercial lending division and as a loan production office.

Critical Accounting Policies

Allowance for Loan Losses.  The Company has identified the calculation of the allowance for loan losses as a critical accounting policy, due to the higher degree of judgment and complexity than its other significant accounting policies.  Provisions for loan losses are based upon management's periodic valuation and assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions, and other relevant factors in order to maintain the allowance for loan losses at a level believed by management to represent all known and inherent losses in the portfolio that are both probable and reasonably estimable.  Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change.

Income Taxes. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and gives current recognition to changes in tax rates and laws.  The realization of our deferred tax assets principally depends upon our achieving projected future taxable income.  We may change our judgments regarding future profitability due to future market conditions and other factors.  We may adjust our deferred tax asset balances, if our judgments change.

Discussion of Financial Condition Changes from June 30, 2016 to September 30, 2016

General

At September 30, 2016, total assets amounted to $389.5 million compared to $381.7 million at June 30, 2016, an increase of approximately $7.8 million, or 2.1%. The increase in assets was comprised primarily of increases in investment securities of $6.4 million, or 12.2%, from $52.5 million at June 30, 2016 to $58.9 million at September 30, 2016, loans held-for-sale of $3.1 million, or 25.7%, from $11.9 million at June 30, 2016 to $15.0 million at September 30, 2016, and an increase in cash and cash equivalents of $1.5 million, or 31.7%, from $4.8 million at June 30, 2016 to $6.3 million at September 30, 2016. These increases were partially offset by a decrease in loans receivable, net of $3.2 million, or 1.1%, from $290.8 million at June 30, 2016 to $287.6 million at September 30, 2016.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2016 to September 30, 2016 (continued)

Cash and Cash Equivalents

Cash and cash equivalents increased $1.5 million, or 31.7%, from $4.8 million at June 30, 2016 to $6.3 million at September 30, 2016. The $1.5 million increase in cash and cash equivalents was due in large part to normal fluctuations in cash balances.

Loans Receivable, Net

Loans receivable, net, decreased by $3.2 million, or 1.1%, to $287.6 million at September 30, 2016 compared to $290.8 million at June 30, 2016.  During the three months ended September 30, 2016, our total loan originations amounted to $82.7 million compared to $56.7 million for the three months ended September 30, 2015.  The decrease in loans receivable, net, was primarily due to decreases in multi-family residential loans of $5.2 million, residential construction loans of $4.8 million, and commercial business loans of $542,000, partially offset by increases in one- to four-family residential loans of $2.7 million, commercial real estate loans of $2.7 million, land loans of $1.9 million, home equity lines of credit of $297,000, and equity and second mortgage loans of $60,000.

Loans Held-for-Sale

Loans held-for-sale increased $3.1 million, or 25.7%, from $11.9 million at June 30, 2016 to $15.0 million at September 30, 2016.  The increase in loans held-for-sale results primarily from an increase at September 30, 2016 in receivables from financial institutions purchasing the Company's loans held-for-sale and an increase in the origination volume during the first quarter of fiscal 2017.

Investment Securities

Investment securities amounted to $58.9 million at September 30, 2016 compared to $52.5 million at June 30, 2016, an increase of $6.4 million, or 12.2%. The increase in investment securities was primarily due to the purchase of mortgage backed securities to be held-to-maturity of $10.5 million, partially offset by principal payments on mortgage-backed securities of $3.8 million. The securities purchased during the quarter ended September 30, 2016 were designated as held-to-maturity in order to maintain liquidity levels.

Premises and Equipment, Net

Premises and equipment, net, decreased $306,000, or 2.5%, to $12.1 million at September 30, 2016 compared to $12.4 million at June 30, 2016, primarily due to the sale of real estate adjacent to the Bank's Viking Drive branch with a cost basis of $313,000.

Asset Quality

At September 30, 2016, the Company had $1.1 million of non-performing assets compared to $114,000 of non-performing assets at June 30, 2016 consisting of four single-family residential loans and one land loan at September 30, 2016 compared to two single family residential loans at June 30, 2016.  We had $3.3 million of loans classified as substandard at September 30, 2016 consisting of three single-family residential loans in the amount of $502,000, one commercial real estate loan in the amount of $264,000, one land loan in the amount of $556,000, and nine commercial business loans to one borrower in the amount of $2.0 million compared to twelve loans in the aggregate amount of $2.4 million classified as substandard at June 30, 2016.  The Company had no loans classified as doubtful at September 30, 2016 or June 30, 2016.  Subsequent to the quarter ended September 30, 2016, we became aware that the single borrower related to the nine commercial business loans in the aggregate amount of $2.0 million that were classified as substandard filed for Chapter 11 (reorganization) bankruptcy protection in October 2016. After quarter end September 30, 2016, all nine commercial business loans in the aggregate amount of $2.0 million to a single borrower were placed on non-accrual status. These loans were 47 days past due and designated as substandard at quarter-end. We are continuing to monitor these credits and presently believe that our allowance for loan losses at September 30, 2016 is adequate.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2016 to September 30, 2016 (continued)

Total Liabilities

Total liabilities increased $7.3 million, or 2.1%, from $338.3 million at June 30, 2016 to $345.6 million at September 30, 2016, primarily due to an increase in total deposits of $11.5 million, or 4.0%, to $299.3 million at September 30, 2016 compared to $287.8 million at June 30, 2016, partially offset by a decrease in advances from the Federal Home Loan Bank of Dallas of $5.4 million, or 11.3%, to $42.3 million at September 30, 2016 compared to $47.7 million at June 30, 2016.  The increase in deposits was primarily due to an $8.2 million, or 20.8%, increase in non-interest bearing demand deposits from $39.3 million at June 30, 2016 to $47.4 million at September 30, 2016, a $6.8 million, or 5.1%, increase in certificates of deposit from $132.5 million at June 30, 2016 to $139.3 million at September 30, 2016, and a $1.2 million, or 4.2%, increase in savings deposits from $29.0 million at June 30, 2016 to $30.3 million at September 30, 2016, partially offset by a decrease of $2.9 million, or 7.8%, in NOW accounts from $37.8 million at June 30, 2016 to $34.8 million at September 30, 2016, and a decrease of $1.8 million, or 3.6%, in money market deposits from $49.3 million at June 30, 2016 to $47.5 million at September 30, 2016.  At September 30, 2016, the Company had $13.0 million in brokered deposits compared to $8.2 million at June 30, 2016.  We purchased $5.8 million of new brokered deposits in September 2016 to replace some brokered deposits that had matured during the previous 12 months. The brokered certificates of deposit which have maturity dates greater than twelve months are callable by Home Federal Bank after twelve months pursuant to early redemption provisions.

Shareholders' Equity

Shareholders' equity increased $581,000, or 1.3%, to $44.0 million at September 30, 2016 from $43.4 million at June 30, 2016.  The primary reasons for the increase in shareholders' equity from June 30, 2016 were net income of $1.0 million, the vesting of restricted stock awards, stock options and the release of employee stock ownership plan shares totaling $162,000, and proceeds from the issuance of common stock from the exercise of stock options of $39,000.  These increases in shareholders' equity were partially offset by dividends paid totaling $177,000, acquisition of Company stock of $247,000, and a decrease in the Company's accumulated other comprehensive income of $198,000.

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency ("OCC").  At September 30, 2016, Home Federal Bank's regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2016 and 2015

General

Net income amounted to $1.0 million for the three months ended September 30, 2016 compared to $941,000 for the same period in 2015, an increase of $61,000, or 6.5%.  The increase was primarily due to a $279,000, or 8.8%, increase in net interest income, and a $206,000, or 22.6%, increase in non-interest income, partially offset by an increase of $142,000, or 5.4%, in non-interest expense, a $235,000, or 361.5%, increase in provision for loan losses, and a $47,000, or 10.4%, increase in the provision for income tax expense for the 2016 period compared to the same period in 2015.

The increase in net interest income for the three months ended September 30, 2016 was primarily due to an increase in total interest income, in addition to a decrease in the Company's cost of funds for the three months ended September 30, 2016 compared to the prior year period.  The increase in non-interest expense was primarily due to increases in compensation and benefit expense, occupancy and equipment expense, data processing expense, loan and collection expense, legal fees, and advertising, partially offset by a decrease in deposit insurance premiums.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Month Periods Ended September 30, 2016 and 2015 (continued)

Net Interest Income

Net interest income for the three months ended September 30, 2016 was $3.5 million, an increase of $279,000, or 8.8%, in comparison to $3.2 million for the three months ended September 30, 2015.  This increase was primarily due to an increase of $250,000, or 6.5%, in total interest income, and a decrease of $29,000, or 4.3%, in the Company's cost of funds. The cost of funds from Federal Home Loan Bank borrowings increased $33,000, or 53.2%, compared to the prior year three month period while interest paid on deposits decreased $65,000, or 10.7%, compared to the prior year three month period. Interest paid on other borrowings increased $3,000 compared to the prior year three month period.

The Company's average interest rate spread was 3.60% for the three months ended September 30, 2016 compared to 3.45% for the three months ended September 30, 2015.  The Company's net interest margin was 3.78% for the three months ended September 30, 2016 compared to 3.65% for the three months ended September 30, 2015.  The increases in net interest margin and average interest rate spread for the three month period are attributable primarily to a higher volume of average interest-earning assets and an increase of six basis points in the weighted-average yield on interest-earning assets.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market area, and other factors related to the collectability of Home Federal Bank's loan portfolio, a provision for loan losses of $300,000 was made during the three months ended September 30, 2016 compared to a $65,000 provision made during the three months ended September 30, 2015. The allowance for loan losses was $3.1 million, or 1.08% of total loans receivable, at September 30, 2016 compared to $2.6 million, or 0.96% of total loans receivable, at September 30, 2015.  At September 30, 2016, Home Federal Bank had five non-performing loans in the aggregate amount of $1.1 million and no other non-performing assets. At June 30, 2016, Home Federal had two non-performing loans in the amount of $114,000. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future. At both September 30, 2016 and June 30, 2016, the Bank had troubled debt restructurings involving nine commercial loan contracts to one borrower with a recorded investment of approximately $2.0 million.

Non-interest Income

Total non-interest income amounted to $1.1 million for the three months ended September 30, 2016, an increase of $206,000, or 22.6%, compared to $912,000 for the same period in 2015.  The increase was due to increases of $110,000 in gain on sale of real estate, $73,000 in gain on sale of loans, and $29,000 in service charges on deposit accounts, partially offset by decreases of $3,000 in both other non-interest income and income on bank owned life insurance compared to the same period in 2015.

Non-interest Expense

Total non-interest expense increased $142,000, or 5.4%, for the three months ended September 30, 2016 compared to the prior year period.  The increase in non-interest expense was primarily due to increases of $68,000 in occupancy and equipment expense, $25,000 in data processing expense, $16,000 in loan and collection expense, $15,000 in legal fees expense, $14,000 in compensation and benefits expense, $11,000 in advertising expense, $4,000 in franchise and bank shares expense, $2,000 in audit and examination fees, and $2,000 in other non-interest expense. The increases were partially offset by a decrease of $15,000 in deposit insurance premiums.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Month Periods Ended September 30, 2016 and 2015 (continued)

The increase in occupancy and equipment expense was primarily due to our new branch location in North Shreveport that opened in May 2016. The increases in compensation and benefits expense were a result of normal compensation and benefits increases, including stock option and recognition and retention plan expense, and the hiring of additional commercial and residential loan officers.  The aggregate compensation expense recognized by the Company for its Stock Option, Share Award, ESOP, and Recognition and Retention Plans amounted to $230,000 for the three months ended September 30, 2016 compared to $165,000 for the three months ended September 30, 2015.

The Louisiana bank shares tax is assessed on the Bank's equity and earnings.  For the three months ended September 30, 2016, the Company recognized franchise and bank shares tax expense of $95,000 compared to $91,000 for the same period in 2015.

Income Taxes

Income taxes amounted to $498,000 for the three months ended September 30, 2016 resulting in an effective tax rate of 33.2%. Income taxes amounted to $451,000 for the three months ended September 30, 2015 resulting in an effective tax rate of 32.4%.  The increase in the effective income tax rate for the three months ended September 30, 2016, compared to the prior year period, is primarily the result of the effect of non-taxable income resulting in a 0.08% increase in rate for the three months ended September 30, 2016.

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

	Three Months Ended September 30,
	2016			2015
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities	$57,052	$197	1.38%	$43,970	$201	1.82%
Loans receivable	306,546	3,894	5.08	284,158	3,636	5.12
Interest-earning deposits	2,663	4	0.64	20,346	8	0.17
Total interest-earning assets	366,261	4,095	4.47	348,474	3,845	4.41
Non-interest-earning assets	24,811			23,154
Total assets	$391,072			$371,628
Interest-bearing liabilities:
Savings accounts	29,547	32	0.43	20,169	17	0.35
NOW accounts	36,181	50	0.56	35,172	77	0.87
Money market accounts	47,909	38	0.32	47,701	38	0.32
Certificate accounts	134,340	420	1.25	145,756	473	1.30
Total deposits	247,977	540	0.87	248,798	605	0.97
Other Borrowings	400	3	3.33	--	--	--
FHLB advances	45,856	95	0.83	30,371	62	0.82
Total interest-bearing liabilities	294,233	638	0.87%	279,169	667	0.96%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	46,736			44,087
Other liabilities	3,394			2,520
Total liabilities	344,363			325,776
Total Stockholders' Equity(1)	46,709			45,852

Total liabilities and equity	$391,072			$371,628

Net interest-earning assets	$72,028			$69,305

Net interest income; average interest rate spread(2)		$3,457	3.60%		$3,178	3.45%
Net interest margin(3)			3.78%			3.65%
Average interest-earning assets to average interest-bearing liabilities			124.48%			124.83%
 __________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Month Periods Ended September 30, 2016 and 2015 (continued)

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings, and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets which provide liquidity to meet lending requirements.  Home Federal Bank's deposit accounts with the Federal Home Loan Bank of Dallas amounted to $82,000 at September 30, 2016.

A significant portion of Home Federal Bank's liquidity consists of securities classified as available-for-sale and cash and cash equivalents.   Home Federal Bank's primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At September 30, 2016, Home Federal Bank had $42.3 million in advances from the Federal Home Loan Bank of Dallas and had $121.9 million in additional borrowing capacity.  Additionally, at September 30, 2016, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $15.5 million. There were no amounts purchased under this agreement as of September 30, 2016.

At September 30, 2016, Home Federal Bank had outstanding loan commitments of $27.9 million to originate loans.  At September 30, 2016, certificates of deposit scheduled to mature in less than one year totaled $53.9 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale as needed.

At September 30, 2016, Home Federal Bank exceeded each of its regulatory capital requirements with tangible, common equity Tier 1, core, and risk-based capital ratios of 11.51%, 17.18%, 11.51%, and 18.40%, respectively.

Off-Balance Sheet Arrangements

At September 30, 2016, the Company did not have any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.

Impact of Inflation and Changing Prices

The financial statements and related financial data presented herein have been prepared in accordance with instructions to Form 10-Q which require the measurement of financial position and operating results in terms of historical dollars without considering changes in relative purchasing power over time due to inflation.

Unlike most industrial companies, virtually all of the Company's assets and liabilities are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management, as well as assumptions made by and information currently available to management.  In addition, in those and other portions of this document the words "anticipate," "believe," "estimate," "except," "intend," "should" and similar expressions, or the negative thereof, as they relate to the Company or the Company's management, are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties, and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary from those described herein as anticipated, believed, estimated, expected, or intended.  The Company does not intend to update these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosures Controls and Procedures.  Under the supervision and with the participation of our management including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the applicable time periods specified by the Securities and Exchange Commission's rules and forms.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company.

ITEM 1A. RISK FACTORS

Not applicable.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities

The Company's repurchases of its common stock made during the quarter ended September 30, 2016 are set forth in the table below, including stock-for-stock option exercises:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2016 – July 31, 2016	4,148	$21.84	4,148	27,663
August 1, 2016 – August 31, 2016	3,444	22.94	2,506	25,157
September 1, 2016 –September 30, 2016	3,344	23.37	3,344	21,813
Total	10,936	$22.63	9,998	21,813
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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: November 10, 2016	By:	/s/Glen W. Brown
Glen W. Brown
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)