Form 10-Q
period 2016-12-31
Home Federal Bancorp, Inc. of Louisiana
filed 2017-02-09
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	December 31, 2016
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

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
[ ] Yes [X] No
Shares of common stock, par value $.01 per share, outstanding as of February 8, 2017: The registrant had 1,953,599 shares of common stock outstanding.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	December 31, 2016	June 30, 2016
	(In Thousands)
ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $2,389 and $2,529 for December 31, 2016 and June 30, 2016, Respectively)	$13,646	$4,756
Securities Available-for-Sale	42,039	50,173
Securities Held-to-Maturity (Fair Value of $23,962 and $2,349, Respectively	24,542	2,349
Loans Receivable, Net of Allowance for Loan Losses of $3,439 and $2,845, Respectively	297,115	290,827
Loans Held-for-Sale	10,931	11,919
Accrued Interest Receivable	1,014	1,024
Premises and Equipment, Net	12,047	12,366
Bank Owned Life Insurance	6,597	6,523
Deferred Tax Asset	1,557	984
Other Assets	820	780

Total Assets	$410,308	$381,701

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$310,654	$287,822
Advances from Borrowers for Taxes and Insurance	355	716
Advances from Federal Home Loan Bank of Dallas	53,037	47,665
Other Bank Borrowings	700	400
Other Accrued Expenses and Liabilities	1,424	1,706
Total Liabilities	366,170	338,309

STOCKHOLDERS' EQUITY
Preferred Stock – $.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	--	--
Common Stock – $.01 Par Value; 40,000,000 Shares Authorized; 1,955,039 and 1,967,955 Shares Issued and Outstanding at December 31, 2016 and June 30, 2016, Respectively	23	23
Additional Paid-in Capital	34,265	33,863
Unearned ESOP Stock	(1,273)	(1,331)
Unearned RRP Trust Stock	(241)	(265)
Retained Earnings	11,905	11,018
Accumulated Other Comprehensive Income	(541)	84

Total Stockholders' Equity	44,138	43,392

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$410,308	$381,701

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015
	(In Thousands, Except per Share Data)
INTEREST INCOME
Loans, Including Fees	$3,794	$3,541	$7,688	$7,177
Investment Securities	8	1	13	3
Mortgage-Backed Securities	252	189	444	384
Other Interest-Earning Assets	8	21	12	33
Total Interest Income	4,062	3,752	8,157	7,597

INTEREST EXPENSE
Deposits	563	599	1,103	1,204
Federal Home Loan Bank Borrowings	89	63	184	125
Other Bank Borrowings	5	7	8	7
Total Interest Expense	657	669	1,295	1,336
Net Interest Income	3,405	3,083	6,862	6,261

PROVISION FOR LOAN LOSSES	300	26	600	91
Net Interest Income after Provision for Loan Losses	3,105	3,057	6,262	6,170

NON-INTEREST INCOME
Gain on Sale of Loans	587	428	1,385	1,154
Gain on Sale of Real Estate	-	-	110	-
Income on Bank Owned Life Insurance	37	40	74	80
Service Charges on Deposit Accounts	184	139	347	272
Other Income	13	13	23	26
Total Non-Interest Income	821	620	1,939	1,532

NON-INTEREST EXPENSE
Compensation and Benefits	1,737	1,601	3,459	3,310
Occupancy and Equipment	311	276	618	514
Data Processing	159	147	314	277
Audit and Examination Fees	81	83	133	133
Franchise and Bank Shares Tax	106	91	201	181
Advertising	94	65	166	126
Legal Fees	147	151	228	218
Loan and Collection	49	34	148	117
Deposit Insurance Premium	20	60	65	120
Other Expense	142	158	289	303
Total Non-Interest Expense	2,846	2,666	5,621	5,299
Income Before Income Taxes	1,080	1,011	2,580	2,403

PROVISION FOR INCOME TAX EXPENSE	317	330	815	781
Net Income	$763	$681	$1,765	$1,622
EARNINGS PER SHARE:
Basic	$0.42	$0.36	$0.97	$0.85
Diluted	$0.40	$0.35	$0.94	$0.83
DIVIDENDS DECLARED	$0.09	$0.08	$0.18	$0.16

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015
	(In Thousands)		(In Thousands)

Net Income	$763	$681	$1,765	$1,622

Other Comprehensive Loss, Net of Tax
Unrealized Holding Loss on Securities Available-for-Sale, Net of Tax of $220 and $322 in 2016, respectively, and $104 and $131 in 2015, respectively	(427)	(202)	(625)	(252)

Total Comprehensive Income	$336	$479	$1,140	$1,370

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

BALANCE – June 30, 2015	$25	$33,375	$(1,445)	$(333)	$11,664	$100	$43,386

Net Income	--	--	--	--	1,622	--	1,622

Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	--	--	--	--	--	(252)	(252)

RRP Shares Earned	--	27	--	(127)	--	--	(100)

Stock Options Vested	--	97	--	--	--	--	97

Common Stock Issuance for Stock Option Exercises	--	88	--	--	--	--	88

ESOP Compensation Earned	--	71	57	--	--	--	128

Company Stock Purchased	(1)	--	--	--	(1,802)	--	(1,803)

Dividends Declared	--	--	--	--	(337)	--	(337)

BALANCE – December 31, 2015	$24	$33,658	$(1,388)	$(460)	$11,147	$(152)	$42,829

BALANCE – June 30, 2016	$23	$33,863	$(1,331)	$(265)	$11,018	$84	$43,392

Net Income	--	--	--	--	1,765	--	1,765

Other Comprehensive Loss Net of Applicable Deferred Income Taxes	--	--	--	--	--	(625)	(625)

RRP Shares Earned	--		--	24	--	--	24

Stock Options Vested	--	146	--	--	--	--	146

Common Stock Issuance for Share Awards Earned	--	138	--	--	--	--	138

Common Stock Issuance for Stock Option Exercises	--	39	--	--	--	--	39

ESOP Compensation Earned	--	79	58	--	--	--	137

Company Stock Purchased	--	--	--	--	(525)	--	(525)

Dividends Declared	--	--	--	--	(353)	--	(353)

BALANCE – December 31, 2016	$23	$34,265	$(1,273)	$(241)	$11,905	$(541)	$44,138

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2016	2015
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,765	$1,622
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
Net Amortization and Accretion on Securities	18	9
Gain on Sale of Real Estate	(110)	--
Gain on Sale of Loans	(1,385)	(1,154)
Amortization of Deferred Loan Fees	(31)	(38)
Depreciation of Premises and Equipment	247	196
ESOP Expense	137	128
Stock Option Expense	146	97
Recognition and Retention Plan Expense	116	117
Share Awards Expense	69	23
Deferred Income Tax	(252)	(61)
Provision for Loan Losses	600	91
Increase in Cash Surrender Value on Bank Owned Life Insurance	(74)	(80)
Bad Debt Recovery	8	44
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(58,028)	(46,759)
Loans Held-for-Sale – Sale and Principal Repayments	60,402	55,242
Accrued Interest Receivable	10	(33)
Other Operating Assets	(40)	208
Other Operating Liabilities	(305)	(324)

Net Cash Provided by Operating Activities	3,293	9,328

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(6,950)	(88)
Deferred Loan Fees Collected	86	3
Acquisition of Premises and Equipment	(241)	(1,871)
Proceeds from Sale of Real Estate	423	--
Activity in Available-for-Sale Securities:
Principal Payments on Mortgage-Backed Securities	7,178	5,578
Activity in Held-to-Maturity Securities:
Principal Payments on Mortgage-Backed Securities	591	--
Redemption Proceeds	--	509
Purchases of Securities	(22,793)	(3)

Net Cash (Used In) Provided by Investing Activities	(21,706)	4,128

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	December 31,
	2016	2015
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$22,832	$2,662
Proceeds from Federal Home Loan Bank Advances	512,100	44,000
Repayments of Advances from Federal Home Loan Bank	(506,727)	(56,122)
Net Increase in Advances from Borrowers for Taxes and Insurance	(363)	(278)
Dividends Paid	(353)	(337)
Company Stock Purchased	(525)	(1,796)
Proceeds from Stock Options Exercised	39	83
Proceeds from other Bank Borrowings	300	1,500
Recognition and Retention Plan Share Distributions	--	27

Net Cash Provided (Used In) Financing Activities	27,303	(10,261)

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,890	3,195

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4,756	21,166

CASH AND CASH EQUIVALENTS - END OF PERIOD	$13,646	$24,361

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$1,288	$1,343
Income Taxes Paid	1,083	865
Market Value Adjustment for Loss on Securities Available-for-Sale	(947)	(383)

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the "Company") and its subsidiary, Home Federal Bank ("Home Federal Bank" or the "Bank").  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six month period ended December 31, 2016 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2017.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the consolidated financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2016.  In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred through the date these consolidated financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank's customers by six full-service banking offices and home office, located in Caddo and Bossier Parishes, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of December 31, 2016, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, balances due from banks, and federal funds sold, all of which mature within ninety days of origination.

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

Stockholders' Equity

On January 1, 2015, the Louisiana Business Corporation Act (the Act) became effective.  Under the provisions of the Act, there is no concept of "Treasury Shares".  Rather, shares purchased by the Company constitute authorized but unissued shares.  Under Accounting Standards Codification (ASC) 505-30, Treasury Stock, accounting for treasury stock shall conform to state law.  Accordingly, the Company's Consolidated Statements of Financial Condition as of June 30, 2016 and December 31, 2016 reflect this change.  The cost of shares purchased by the Company has been allocated to Common Stock and Retained Earnings balances.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The amendments in ASU 2014-09 supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance.  The general principle of ASU 2014-09 requires an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration of which the entity expects to be entitled in exchange for those goods or services.  The guidance sets forth a five step approach to be utilized for revenue recognition.  In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 making it effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  In April 2016, the FASB issued ASU 2016-10 which does not change the core principle of the guidance in Topic 606.  The amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  In May 2016, the FASB issued ASU 2016-12 which does not change the core principle of the guidance in Topic 606.  The amendments in this Update affect only certain narrow aspects of Topic 606.  Management is currently assessing the impact to the Company's consolidated financial statements.

In August 2014, the FASB issued ASU 2014-13, Consolidation (Topic 810).  The amendments of ASU 2014-13 allow for a reporting entity that consolidates a collateralized financing entity within the scope of the guidance to elect to measure the financial assets and the financial liabilities of that collateralized financing entity using the measurement alternative.  Under the measurement alternative, the reporting entity should measure both the financial assets and the financial liabilities of that collateralized financing entity in its consolidated financial statements using the more observable of the fair value of the financial assets and the fair value of the financial liabilities.   The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.   The adoption of this guidance did not have a material effect on the Company's financial statements.

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40).  The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure, if the following conditions are met:  (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guaranty, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  This Update did not have a significant impact on the Company's consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20).  The amendments of ASU 2015-01 eliminate from Generally Accepted Accounting Principles the concept of extraordinary items.  The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU-2015-03, Interest – Imputation of Interest (Subtopic 325-30).  The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs.  These amendments required that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts.  The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this ASU.  The amendments are effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016.  Early adoption is permitted for financial statements that have not been previously issued.  In August 2015, the FASB issued ASU 2015-05, which modifies ASU 2015-03 to include line of credit arrangements.  The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805).  This ASU eliminates the requirement to retrospectively account for changes to provisional amounts initially recorded in a business combination.  ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined, including the effect of the change in provisional amount as if the accounting had been completed at the acquisition date.  The provisions of this ASU are effective for fiscal years beginning after December 15, 2015, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date.  The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes, which simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities to be classified as non-current on the balance sheet.  This update is effective for fiscal years beginning after December 15, 2017.  The guidance may be adopted prospectively or retrospectively and early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

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

Recent Accounting Pronouncements (continued)

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718).  This Update is being issued as part of the Simplification Initiative.  The areas of simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Some areas only apply to nonpublic entities.  For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  For public business entities that are SEC filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350).  The amendments in this Update eliminate Step 2 from the goodwill impairment test.  For public business entities that are SEC filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2020.  The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities

The amortized cost and fair value of securities with gross unrealized gains and losses follows:

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$9,902	$6	$441	$9,467
FNMA Mortgage-Backed Certificates	22,689	299	467	22,521
GNMA Mortgage-Backed Certificates	10,268	3	220	10,051

Total Debt Securities	42,859	308	1,128	42,039

Total Securities Available-for-Sale	$42,859	$308	$1,128	$42,039

Securities Held-to-Maturity

Debt Securities
FNMA Mortgage-Backed Certificates	$21,822	$--	$580	$21,242
Equity Securities (Non-Marketable)
24,702 shares – Federal Home Loan Bank	2,470	--	--	2,470
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250
Total Equity Securities	2,720	--	--	2,720

Total Securities Held-to-Maturity	$24,542	$--	$580	$23,962

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$10,928	$12	$147	$10,793
FNMA Mortgage-Backed Certificates	26,610	613	--	27,223
GNMA Mortgage-Backed Certificates	12,507	4	354	12,157

Total Debt Securities	50,045	629	501	50,173

Total Securities Available-for-Sale	$50,045	$629	$501	$50,173

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
20,989 shares – Federal Home Loan Bank	$2,099	$--	$--	$2,099
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,349	--	--	2,349

Total Securities Held-to-Maturity	$2,349	$--	$--	$2,349

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities (continued)

The amortized cost and fair value of securities by contractual maturity at December 31, 2016 follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Debt Securities
Within One Year or Less	$13	$13	$--	$--
One through Five Years	72	74	--	--
After Five through Ten Years	82	85	--	--
Over Ten Years	42,692	41,867	21,822	21,242
	42,859	42,039	21,822	21,242

Other Equity Securities	--	--	2,720	2,720

Total	$42,859	$42,039	$24,542	$23,962

There were no sales of available-for-sale securities during the six months ended December 31, 2016.

The following tables show information pertaining to gross unrealized losses on securities available-for-sale for the six months ended December 31, 2016 and at June 30, 2016 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

December 31, 2016
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Available-for-Sale

Debt Securities
Mortgage-Backed Securities	$582	$14,216	$546	$23,010
Marketable Equity Securities	--	--	--	--

Total Securities Available-for-Sale	$582	$14,216	$546	$23,010

June 30, 2016
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Available-for-Sale

Debt Securities
Mortgage-Backed Securities	$147	$17,852	$354	$12,066
Marketable Equity Securities	--	--	--	--

Total Securities Available-for-Sale	$147	$17,852	$354	$12,066

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities (continued)

At December 31, 2016, securities with a carrying value of $1.0 million were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $196.6 million were pledged to secure FHLB advances.

3. Loans Receivable

Loans receivable are summarized as follows:

	December 31, 2016	June 30, 2016
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One- to Four-Family Residential	$119,868	$118,035
Commercial	73,226	69,197
Multi-Family Residential	15,548	20,661
Land	23,991	24,308
Construction	13,745	14,442
Equity and Second Mortgage	1,492	1,526
Equity Lines of Credit	18,547	17,290
Total Mortgage Loans	266,417	265,459

Commercial Loans	33,964	27,886
Consumer Loans
Loans on Savings Accounts	319	404
Automobile and Other Consumer Loans	71	86
Total Consumer and Other Loans	390	490
Total Loans	300,771	293,835

Less: Allowance for Loan Losses	(3,439)	(2,845)
Unamortized Loan Fees	(217)	(163)
Net Loans Receivable	$297,115	$290,827

Following is a summary of changes in the allowance for loan losses:

	Six Months Ended December 31,
	2016	2015
	(In Thousands)

Balance - Beginning of Period	$2,845	$2,515
Provision for Loan Losses	600	91
Loan Charge-Offs	(14)	--
Recoveries	8	44
Balance - End of Period	$3,439	$2,650

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

The following tables present the grading of loans, segregated by class of loans, as of December 31, 2016 and June 30, 2016:

		Special
December 31, 2016	Pass	Mention	Substandard	Doubtful	Total
			(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$118,707	$477	$684	$--	$119,868
Commercial	70,646	2,319	261	--	73,226
Multi-Family Residential	15,548	--	--	--	15,548
Land	23,312	123	556	--	23,991
Construction	13,447	298	--	--	13,745
Equity and Second Mortgage	1,492	--	--	--	1,492
Equity Lines of Credit	18,547	--	--	--	18,547
Commercial Loans	31,179	--	2,785	--	33,964
Consumer Loans	390	--	--	--	390
Total	$293,268	$3,217	$4,286	$--	$300,771

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued) Credit Quality Indicators (continued)

June 30, 2016	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$117,881	$40	$114	$--	$118,035
Commercial	68,899	30	268	--	69,197
Multi-Family Residential	20,661	--	--	--	20,661
Land	23,753	555	--	--	24,308
Construction	14,442	--	--	--	14,442
Equity and Second Mortgage	1,526	--	--	--	1,526
Equity Lines of Credit	17,290	--	--	--	17,290
Commercial Loans	25,896	--	1,990	--	27,886
Consumer Loans	490	--	--	--	490

Total	$290,838	$625	$2,372	$--	$293,835

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

The following tables present an aging analysis of past due loans, segregated by class of loans, as of December 31, 2016 and June 30, 2016:

							Recorded
							Investment
		60-89	Greater				> 90 Days
	30-59	Days Past	Than 90	Total		Total Loans	and
December 31, 2016	Past Due	Due	Days	Past Due	Current	Receivable	Accruing
				(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$869	$387	$819	$2,075	$117,793	$119,868	$235
Commercial	--	--	--	--	73,226	73,226	--
Multi-Family Residential	--	--	--	--	15,548	15,548	--
Land	--	--	556	556	23,435	23,991	--
Construction	--	--	--	--	13,745	13,745	--
Equity and Second Mortgage	--	--	--	--	1,492	1,492	--
Equity Lines of Credit	4	--	--	4	18,543	18,547	--
Commercial Loans	--	--	2,785	2,785	31,179	33,964	--
Consumer Loans	--	--	--	--	390	390	--
Total	$873	$387	$4,160	$5,420	$295,351	$300,771	$235

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

There was no interest income recognized on non-accrual loans during the six months ended December 31, 2016 or year ended June 30, 2016. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the six months ended December 31, 2016 and year ended June 30, 2016 was approximately $71,144 and $1,000, respectively.

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the six months ended December 31, 2016 was as follows:

	Real Estate Loans
December 31, 2016	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,517	$321	$111	$201	$126	$117	$444	$8	$2,845
Charge-Offs	--	--	--	--	--	(14)	--	--	(14)
Recoveries	8	--	--	--	--	--	--	--	8
Current Provision	179	19	(27)	(7)	(6)	23	427	(8)	600
Ending Balances	$1,704	$340	$84	$194	$120	$126	$871	$--	$3,439

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,704	340	84	194	120	126	871	--	3,439

Loans Receivable:
Ending Balances – Total	$119,868	$73,226	$15,548	$23,991	$13,745	$20,039	$33,964	$390	$300,771
Ending Balances:
Evaluated for Impairment:
Individually	1,161	2,580	--	679	298	--	2,785	--	7,503
Collectively	$118,707	$70,646	$15,548	$23,312	$13,447	$20,039	$31,179	$390	$293,268

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the year ended June 30, 2016 and the six months ended December 31, 2015 was as follows:

	Real Estate Loans
June 30, 2016	1-4 Family Residential	Commercial	Multi-Family	Land	Construction	Home Equity Loans And Lines of Credit	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,195	$415	$103	$154	$146	$192	$305	$5	$2,515
Charge-Offs	--	--	--	--	--	--	--	--	--
Recoveries	59	--	--	--	--	--	--	--	59
Current Provision	263	(94)	8	47	(20)	(75)	139	3	271
Ending Balances	$1,517	$321	$111	$201	$126	$117	$444	$8	$2,845

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,517	321	111	201	126	117	444	8	2,845

Loans Receivable:
Ending Balances - Total	$118,035	$69,197	$20,661	$24,308	$14,442	$18,816	$27,886	$490	$293,835
Ending Balances:
Evaluated for Impairment:
Individually	154	298	--	555	--	--	1,990	--	2,997
Collectively	$117,881	$68,899	$20,661	$23,753	$14,442	$18,816	$25,896	$490	$290,838

	Real Estate Loans
December 31, 2015	1-4 Family Residential	Commercial	Multi-Family	Land	Construction	Home Equity Loans And Lines of Credit	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,195	$415	$103	$154	$146	$192	$305	$5	$2,515
Charge-Offs	--	--	--	--	--	--	--	--	--
Recoveries	44	--	--	--	--	--	--	--	44
Current Provision	189	(6)	(21)	23	7	(75)	(28)	2	91
Ending Balances	$1,428	$409	$82	$177	$153	$117	$277	$7	$2,650

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,428	409	82	177	153	117	277	7	2,650

Loans Receivable:
Ending Balances - Total	$109,464	$60,184	$15,022	$21,350	$17,418	$18,851	$28,528	$400	$271,217
Ending Balances:
Evaluated for Impairment:
Individually	290	612	--	--	--	--	--	--	902
Collectively	$109,174	$59,572	$15,022	$21,350	$17,418	$18,851	$28,528	$400	$270,315

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present loans individually evaluated for impairment, segregated by class of loans, as of December 31, 2016 and June 30, 2016:

December 31, 2016	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$1,161	$1,161	$--	$1,161	$--	$1,167
Commercial	2,580	2,580	--	2,580	--	3,830
Multi-Family Residential	--	--	--	--	--	--
Land	679	679	--	679	--	682
Construction	298	298	--	298	--	299
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	2,785	2,785	--	2,785	--	2,785
Consumer Loans	--	--	--	--	--	--

Total	$7,503	$7,503	$--	$7,503	$--	$8,763

June 30, 2016	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$154	$154	$--	$154	$--	$162
Commercial	298	298	--	298	--	274
Multi-Family Residential	--	--	--	--	--	--
Land	555	555	--	555	--	586
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	1,990	1,990	--	1,990	--	2,460
Consumer Loans	--	--	--	--	--	--

Total	$2,997	$2,997	$--	$2,997	$--	$3,482

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status. The Bank had $2.0 million of troubled debt restructurings involving nine commercial business loans to one borrower at June 30, 2016. At December 31, 2016, the Bank had $4.7 million of troubled debt restructurings consisting of interest rate and payment term modifications for two commercial real estate loans to one borrower. Loan principal balances on these two loans were paid down from $4.7 million at the date of restructuring to $2.3 million at December 31, 2016. A summary of the loans that were restructured during the six months ended December 31, 2016 and the year ended June 30, 2016 is as follows (in thousands):

December 31, 2016	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings	2	$4,724	$4,724
Troubled Debt Restructurings that Subsequently Defaulted	--	$--	$--

June 30, 2016	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings	9	$1,990	$1,990
Troubled Debt Restructurings that Subsequently Defaulted	--	$--	$--

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Deposits

Deposits at December 31, 2016 and June 30, 2016 consist of the following classifications:

	December 31, 2016	June 30, 2016
	(In Thousands)
Non-Interest Bearing	$57,089	$39,280
NOW Accounts	33,049	37,761
Money Markets	44,712	49,251
Passbook Savings	34,576	29,033
	169,426	155,325

Certificates of Deposit	141,228	132,497

Total Deposits	$310,654	$287,822

5. Earnings Per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three and six months ended December 31, 2016 and 2015 were calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(In Thousands, Except Per Share Data)

Net income	$763	$681	$1,765	$1,622

Weighted average shares outstanding - basic	1,812	1,870	1,812	1,898
Effect of dilutive common stock equivalents	84	71	75	67
Adjusted weighted average shares outstanding - diluted	1,896	1,941	1,887	1,965

Basic earnings per share	$0.42	$0.36	$0.97	$0.85
Diluted earnings per share	$0.40	$0.35	$0.94	$0.83

For the three months ended December 31, 2016 and 2015, there were outstanding options to purchase 302,077 and 278,114 shares, respectively, at a weighted average exercise price of $17.81 and $17.24 per share, respectively, and for the six months ended December 31, 2016 and 2015, there were outstanding options to purchase 302,588 and 242,270 shares, respectively, at a weighted average exercise price of $17.80 and $16.33 per share, respectively. For the quarter ended December 31, 2016 and 2015, 83,822 options and 71,536 options, respectively, were included in the computation of diluted earnings per share.

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended December 31,		Six Months Ended December 31
	2016	2015	2016	2015
	(In Thousands)

Average common shares issued	3,062	3,062	3,062	3,062
Average unearned ESOP shares	(129)	(140)	(130)	(142)
Average unearned RRP shares	(19)	(61)	(19)	(49)
Average Company stock purchased	(1,102)	(991)	(1,101)	(973)

Weighted average shares outstanding	1,812	1,870	1,812	1,898

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

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement (the "2011 Recognition Plan", together with the 2005 Recognition  Plan, the  "Recognition  Plan") as  an  incentive  to  retain  personnel  of  experience and ability in key positions.  The aggregate number of shares of the Company's common stock available for award under the 2011 Recognition Plan totaled 77,808 shares, all of which were awarded as of December 31, 2016.

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

The cost associated with the 2005 Recognition Plan is based on a share price of $10.93 (as adjusted), which represents the market price of the Company's stock on the date on which the 2005 Recognition Plan shares were granted. The cost associated with the 2011 Recognition Plan is based on share prices of $14.70 and $18.92 on January 31, 2012 and July 31, 2014, respectively, which represents the fair market price of the Company's stock on the dates on which the 2011 Recognition Plan shares were granted. The cost of the Recognition Plan is being recognized over the five year vesting period.  Compensation expense pertaining to the 2011 Recognition Plan was $116,000, for the six months ended December 31, 2016.

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

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan (the "2011 Option Plan", together with the 2005 Option Plan, the "Option Plans") for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2011 Option Plan totaled 194,522, all of which were awarded as of December 31, 2016.  Both incentive stock options and non-qualified stock options may be granted under the 2011 Option Plan.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-Based Compensation (continued)

Stock Option Plan (continued)

On August 19, 2010 and July 31, 2014, the Company granted 21,616 options and 2,133 options, respectively, under the 2005 Option Plan that were previously forfeited (as adjusted for the conversion) at an exercise price of $10.93 and $18.92 per share, respectively.  On January 31, 2012 and July 31, 2014, 165,344 options and 29,178 options, respectively, were granted to directors and employees at an exercise price of $14.70 and $18.92 per share, respectively, under the 2011 Option Plan.  As of December 31, 2016 there were no stock options available for future grant under the 2005 Option Plan or the 2011 Option Plan.

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

Incentive stock options and non-qualified stock options granted under the Option Plan become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted.  No vesting shall occur after an employee's employment or service as a director is terminated.  In the event of death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable.  The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of the grant.  For the six months ended December 31, 2016, compensation expense under the Option Plans charged to operations was $84,000.

Stock Incentive Plan

On November 12, 2014, the shareholders of the Company approved the adoption of the Company's 2014 Stock Incentive Plan (the "Stock Incentive Plan") for the benefit of employees and non-employee directors as an incentive to contribute to the success of the Company and reward employees for outstanding performance and the attainment of targeted goals.  The  Stock  Incentive  Plan  covers  a  total  of  150,000  shares, of which no more than 37,500 shares, or 25% of the plan, may be share rewards.  The balance of the plan is reserved for stock option awards which would total 112,500 stock options, assuming all the share awards are issued. All incentive stock options granted under the Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  On October 26, 2015, the Company granted a total of 34,500 plan share awards and 103,500 stock options to directors, officers, and other key employees vesting ratably over five years. The Stock Incentive Plan cost is recognized over the five year vesting period. During the six months ended December 31, 2016, the Company recognized $131,000 in expenses related to the Stock Incentive Plan.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amounts of $3.7 million and $3.8 million at December 31, 2016 and June 30, 2016, respectively.

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

The carrying amount and estimated fair values of the Company's financial instruments were as follows:

	December 31, 2016		June 30, 2016
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$13,646	$13,646	$4,756	$4,756
Securities Available-for-Sale	42,039	42,039	50,173	50,173
Securities to be Held-to-Maturity	24,542	23,962	2,349	2,349
Loans Held-for-Sale	10,931	10,931	11,919	11,919
Loans Receivable	297,115	287,481	290,827	290,339

Financial Liabilities
Deposits	310,654	294,148	287,822	285,503
Advances from FHLB	53,037	53,004	47,665	47,802

Off-Balance Sheet Items
Mortgage Loan Commitments	467	467	296	296

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the six months ended December 31, 2016.

Fair values of assets and liabilities measured on a recurring basis at December 31, 2016 and June 30, 2016 are as follows:

	Fair Value Measurements Using:
December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In Thousands)
Available-for-Sale Debt Securities
FHLMC	$--	$9,467	$--	$9,467
FNMA	--	22,521	--	22,521
GNMA	--	10,051	--	10,051

Total	$--	$42,039	$--	$42,039
Held-to-Maturity Debt Securities
FNMA	$--	$21,242	$--	$21,242

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

9. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the consolidated financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2016.  In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred through the date these consolidated financial statements were issued.

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

Home Federal Bank operates from its home office in Shreveport, Louisiana and six full service branch offices located in Shreveport and Bossier City, Louisiana.  The Company's primary market area is the Shreveport-Bossier City metropolitan area.  The Company offers security brokerage and advisory services through a third party provider. The Bank's home office also serves as the office for the commercial lending division and as a loan production office.

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

Discussion of Financial Condition Changes from June 30, 2016 to December 31, 2016

General

At December 31, 2016, total assets amounted to $410.3 million compared to $381.7 million at June 30, 2016, an increase of approximately $28.6 million, or 7.5%. The increase in assets was comprised primarily of increases in investment securities of $14.1 million, or 26.8%, from $52.5 million at June 30, 2016 to $66.6 million at December 31, 2016, loans receivable, net of $6.3 million, or 2.2%, from $290.8 million at June 30, 2016 to $297.1 million at December 31, 2016, and an increase in cash and cash equivalents of $8.9 million, or 186.9%, from $4.8 million at June 30, 2016 to $13.6 million at December 31, 2016. These increases were partially offset by a decrease in loans held-for-sale of $1.0 million, or 8.3%, from $11.9 million at June 30, 2016 to $10.9 million at December 31, 2016.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2016 to December 31, 2016 (continued)

Cash and Cash Equivalents

Cash and cash equivalents increased $8.9 million, or 186.9%, from $4.8 million at June 30, 2016 to $13.6 million at December 31, 2016. The $8.9 million increase in cash and cash equivalents was due in large part to an increase in deposits and Federal home Loan Bank borrowings, partially offset by investment purchases net of investment principal payments and normal cash fluctuations from lending and operating activities.

Loans Receivable, Net

Loans receivable, net, increased $6.3 million, or 2.2%, to $297.1 million at December 31, 2016 compared to $290.8 million at June 30, 2016.  During the six months ended December 31, 2016, our total loan originations amounted to $153.6 million compared to $115.5 million for the six months ended December 31, 2015.  The increase in loans receivable, net, was primarily due to increases in commercial business loans of $6.1 million, commercial real estate loans of $4.0 million, one- to four-family residential loans of $1.8 million, and home equity lines of credit of $1.3 million,   partially offset by decreases in multi-family residential loans of $5.1 million, residential construction loans of $697,000, land loans of $317,000, and an increase in the allowance for loan losses of $594,000.

Loans Held-for-Sale

Loans held-for-sale decreased $1.0 million, or 8.3%, from $11.9 million at June 30, 2016 to $10.9 million at December 31, 2016.  The decrease in loans held-for-sale resulted primarily from a decrease at December 31, 2016 in receivables from financial institutions purchasing the Company's loans held-for-sale.

Investment Securities

Investment securities amounted to $66.6 million at December 31, 2016 compared to $52.5 million at June 30, 2016, an increase of $14.1 million, or 26.8%. The increase in investment securities was primarily due to the purchase of $22.8 million of mortgage backed securities to be held-to-maturity, partially offset by principal payments on mortgage-backed securities of $7.8 million during the period. We chose to place the securities in held-to-maturity as part of our interest rate risk management strategy.

Premises and Equipment, Net

Premises and equipment, net, decreased $319,000, or 2.6%, to $12.0 million at December 31, 2016 compared to $12.4 million at June 30, 2016, primarily due to the sale of real estate adjacent to the Bank's Viking Drive branch in August 2016 with a cost basis of $313,000.

Asset Quality

At December 31, 2016, the Company had $4.2 million of non-performing assets compared to $114,000 of non-performing assets at June 30, 2016 consisting of five single-family residential loans, one land loan, and fifteen commercial business loans at December 31, 2016 compared to two single family residential loans at June 30, 2016. At December 31, 2016, the Company had four single family residential loans, one commercial real estate loan, one land loan, and fifteen commercial business loans to two borrowers classified as substandard compared to two single family residential loans, one commercial real estate loan and nine commercial business loans to one borrower at June 30, 2016. There were no loans classified as doubtful at December 31, 2016 or June 30, 2016.  During the quarter ended December 31, 2016, we became aware that two borrowers related to the fifteen commercial business loans in the aggregate amount of $2.8 million that are classified as substandard filed for Chapter 11 (reorganization) bankruptcy protection during this period.  We are continuing to monitor these credits and presently believe that our allowance for loan losses at December 31, 2016 is adequate.  No additional losses are currently anticipated with respect to these loans.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2016 to December 31, 2016 (continued)

Total Liabilities

Total liabilities increased $27.9 million, or 8.2%, from $338.3 million at June 30, 2016 to $366.2 million at December 31, 2016, primarily due to an increase in total deposits of $22.8 million, or 7.9%, to $310.7 million at December 31, 2016 compared to $287.8 million at June 30, 2016 and an increase in advances from the Federal Home Loan Bank of Dallas of $5.4 million, or 11.3%, to $53.0 million at December 31, 2016 compared to $47.7 million at June 30, 2016.  The increase in deposits was primarily due to a $17.8 million, or 45.3%, increase in non-interest bearing demand deposits from $39.3 million at June 30, 2016 to $57.1 million at December 31, 2016, an $8.7 million, or 6.6%, increase in certificates of deposit from $132.5 million at June 30, 2016 to $141.2 million at December 31, 2016, and a $5.5 million, or 19.1%, increase in savings deposits from $29.0 million at June 30, 2016 to $34.6 million at December 31, 2016, partially offset by a decrease of $4.7 million, or 12.5%, in NOW accounts from $37.8 million at June 30, 2016 to $33.0 million at December 31, 2016, and a decrease of $4.5 million, or 9.2%, in money market deposits from $49.3 million at June 30, 2016 to $44.7 million at December 31, 2016.  At December 31, 2016, the Company had $14.4 million in brokered deposits compared to $8.2 million at June 30, 2016.  The increase in brokered deposits is due to purchases of $10.0 million in brokered deposits during the six months ended December 31 2016, partially offset by $3.8 million of brokered deposits that had matured during the period. The brokered certificates of deposit which have maturity dates greater than twelve months are callable by Home Federal Bank after twelve months pursuant to early redemption provisions.

Shareholders' Equity

Shareholders' equity increased $746,000, or 1.7%, to $44.1 million at December 31, 2016 from $43.4 million at June 30, 2016.  The primary reasons for the increase in shareholders' equity from June 30, 2016 were net income of $1.8 million, the vesting of restricted stock awards, vesting of stock options, the release of share awards, and the release of employee stock ownership plan shares totaling $445,000, and proceeds from the issuance of common stock from the exercise of stock options of $39,000.  These increases in shareholders' equity were partially offset by dividends paid totaling $353,000, acquisition of Company stock of $525,000, and a decrease in the Company's accumulated other comprehensive income of $625,000.

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency ("OCC").  At December 31, 2016, Home Federal Bank's regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2016 and 2015

General

Net income amounted to $763,000 for the three months ended December 31, 2016 compared to $681,000 for the same period in 2015, an increase of $82,000, or 12.0%.  The increase was primarily due to a $322,000, or 10.4%, increase in net interest income, a $201,000, or 32.4%, increase in non-interest income and a decrease of $13,000, or 3.9% in the provision for income tax expense, partially offset by an increase of $180,000, or 6.8%, in non-interest expense and a $274,000, increase in provision for loan losses, for the 2016 period compared to the same period in 2015.

The increase in net interest income for the three months ended December 31, 2016 was primarily due to an increase in total interest income, in addition to a decrease in the Company's cost of funds for the three months ended December 31, 2016 compared to the prior year period.  The increase in non-interest expense was primarily due to increases in compensation and benefit expense, occupancy and equipment expense, advertising expense, data processing expense, loan and collection expense and franchise and bank shares tax, partially offset by decreases in deposit insurance premiums, other non-interest expense, legal fees and audit and examination fees.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2016 and 2015 (continued)

Net income amounted to $1.8 million for the six months ended December 31, 2016 compared to net income of $1.6 million for the same period in 2015, an increase of $143,000, or 8.8%. The increase was primarily due to a $601,000, or 9.6%, increase in net interest income and an increase of $407,000, or 26.6%, in non-interest income, partially offset by a $322,000, or 6.1%, increase in non-interest expense, a $34,000, or 4.4%, increase in income tax expense, and an increase of $509,000 in the provision for loan losses.

Net Interest Income

Net interest income for the three months ended December 31, 2016 was $3.4 million, an increase of $322,000, or 10.4%, in comparison to $3.1 million for the three months ended December 31, 2015.  This increase was primarily due to an increase of $310,000, or 8.3%, in total interest income, and a decrease of $12,000, or 1.8%, in the Company's cost of funds. The cost of funds from Federal Home Loan Bank borrowings increased $26,000, or 41.3%, compared to the prior year three month period while interest paid on deposits decreased $36,000, or 6.0%, compared to the prior year three month period. Interest paid on other borrowings decreased $2,000 compared to the prior year three month period. The Company's average interest rate spread was 3.47% for the three months ended December 31, 2016 compared to 3.39% for the three months ended December 31, 2015.  The Company's net interest margin was 3.65% for the three months ended December 31, 2016 compared to 3.58% for the three months ended December 31, 2015.  The increase in the average interest rate spread on a comparative quarterly basis was primarily the result of a decrease of nine basis points in average rate on interest-bearing liabilities. The increase in net interest margin was primarily the result of a higher average volume of interest-earning assets for the three months ended December 31, 2016 compared to the prior year quarterly period.

Net interest income for the six months ended December 31, 2016 was $6.9 million, an increase of $601,000, or 9.6%, in comparison to the six months ended December 31, 2015.  The increase in net interest income for the six month period was primarily due to a $560,000, or 7.4%, increase in total interest income, and a decrease of $41,000, or 3.1%, in interest expense on borrowings and deposits due to a $101,000 decrease in interest paid on deposits, partially offset by a $59,000 increase in cost of funds from Federal Home Loan Bank Borrowings.  The Company's average interest rate spread was 3.53% for the six months ended December 31, 2016, compared to 3.43% for the six months ended December 31, 2015. The Company's net interest margin was 3.71% for the six months ended December 31, 2016, compared to 3.62% for the six months ended December 31, 2015. The increase in the average interest rate spread is attributable primarily to a decrease of eight basis points in average rate on interest bearing liabilities. The increase in net interest margin was primarily the result of a higher average volume of interest earning assets for the six months ended December 31, 2016 compared to the prior six month period.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market area, and other factors related to the collectability of Home Federal Bank's loan portfolio, a provision for loan losses of $300,000 and $600,000 was made during the three and six months ended December 31, 2016, respectively, compared to a $26,000 and $91,000 provision made during the three and six months ended December 31, 2015, respectively. The allowance for loan losses was $3.4 million, or 1.14% of total loans receivable, at December 31, 2016 compared to $2.8 million, or 0.97% of total loans receivable, at June 30, 2016.  At December 31, 2016, the Company had $4.2 million of non-performing assets compared to $114,000 of non-performing assets at June 30, 2016 consisting of five single-family residential loans, one land loan, and fifteen commercial business loans at December 31, 2016 compared to two single family residential loans at June 30, 2016. At December 31, 2016, the Company had four single family residential loans, one commercial real estate loan, one land loan, and fifteen commercial business loans to two borrowers classified as substandard compared to two single family residential loans, one commercial real estate loan and nine commercial business loans to one borrower at June 30, 2016. There were no loans classified as doubtful at December 31, 2016 or June 30, 2016.  During the quarter ended December 31, 2016, we became aware that two borrowers related to the fifteen commercial business loans in the aggregate amount of $2.8 million that are classified as substandard filed for Chapter 11 (reorganization) bankruptcy protection during this period.  We are continuing to monitor these credits and presently believe that our allowance for loan losses at December 31, 2016 is adequate.  No additional losses are currently anticipated with respect to these loans.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2016 and 2015 (continued)

Non-interest Income

Total non-interest income amounted to $821,000 for the three months ended December 31, 2016, an increase of $201,000, or 32.4%, compared to $620,000 for the same period in 2015.  The increase was due to increases of $159,000 in gain on sale of loans and $45,000 in service charges on deposit accounts, partially offset by a decrease of $3,000 in income on bank owned life insurance compared to the same period in 2015.

Total non-interest income amounted to $1.9 million for the six months ended December 31, 2016, an increase of $407,000, or 26.6%, compared to $1.5 million for the same period in 2015.  The increase was primarily due to increases of $231,000 in gain on sale of loans, $110,000 in gain on sale of real estate, and $75,000 in service charges on deposit accounts, partially offset by a $3,000 decrease in other non-interest income, and a $6,000 decrease in bank owned life insurance compared to the same period in 2015.

Non-interest Expense

Total non-interest expense increased $180,000, or 6.8%, for the three months ended December 31, 2016 compared to the prior year period.  The increase in non-interest expense was primarily due to increases of $136,000 in compensation and benefits expenses, $35,000 in occupancy and equipment expense, $29,000 in advertising expense, $12,000 in data processing expense, $15,000 in loan and collection expense, and $15,000 in franchise and bank shares tax expense. The increases were partially offset by decreases of $40,000 in deposit insurance premiums, $16,000 in other non-interest expense, $4,000 in legal fees and $2,000 in audit and examination fees.

Total non-interest expense increased $322,000, or 6.1%, for the six months ended December 31, 2016 compared to the prior year period. The increase in non-interest expense for the six months ended December 31, 2016, compared to the same period in 2015, is primarily attributable to increases of $149,000 in compensation and benefits expense, $104,000 in occupancy and equipment expense, $40,000 in advertising expense, $37,000 in data processing expense, $31,000 in loan and collection expense, $20,000 in franchise and bank shares tax expense, and $10,000 in legal fees.  These increases were partially offset by decreases of $55,000 in deposit insurance premiums, and $14,000 in other non-interest expense.

The increase in occupancy and equipment expense for both the three and six months ended December 31, 2016, was primarily due to our new branch location in North Shreveport that opened in May 2016. The increases in compensation and benefits expense were a result of normal compensation and benefits increases, including increases in stock option and plan share award expense, and the hiring of additional commercial and residential loan officers.  The aggregate compensation expense recognized by the Company for its Stock Option, Share Award, ESOP, and Recognition and Retention Plans amounted to $238,000 and $468,000 for the three and six months ended December 31, 2016 compared to $200,000 and $365,000 for the three and six months ended December 31, 2015.

The Louisiana bank shares tax is assessed on the Bank's equity and earnings.  For the three and six months ended December 31, 2016, the Company recognized franchise and bank shares tax expense of $106,000 and $201,000 compared to $91,000 and $181,000, respectively, for the same periods in 2015.

Income Taxes

Income taxes amounted to $317,000 and $815,000 for the three and six months ended December 31, 2016 resulting in an effective tax rate of 29.4% and 31.6%, respectively. Income taxes amounted to $330,000 and $781,000 for the three and six months ended December 31, 2015, respectively, resulting in an effective tax rate of 32.6% and 32.5%.  The decrease in the effective income tax rates for the three and six months ended December 31, 2016, is primarily the result of the effect of non-taxable income changes and deferred tax asset valuation account adjustments.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

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

	Three Months Ended December 31,
	2016			2015
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$306,598	$3,794	4.95%	$276,657	$3,541	5.12%
Investment securities	60,512	260	1.72	41,236	191	1.85
Interest-earning deposits	6,463	8	0.46	26,337	20	0.31
Total interest-earning assets	$373,573	4,062	4.35%	$344,230	3,752	4.36%
Non-interest-earning assets	27,860			24,481
Total assets	$401,433			$368,711
Interest-bearing liabilities:
Savings accounts	$33,230	38	0.45%	$22,143	21	0.38%
NOW accounts	34,270	48	0.56	34,574	77	0.56
Money market accounts	46,055	36	0.32	46,635	34	0.32
Certificate accounts	139,848	441	1.26	145,289	467	1.26
Total interest-bearing deposits	253,403	563	0.89	248,641	599	0.96
Other bank borrowings	550	5	3.64	742	7	3.58
FHLB advances	43,059	89	0.82	26,310	63	0.96
Total interest-bearing liabilities	$297,012	657	0.88%	$275,693	669	0.97%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	53,766			44,727
Other liabilities	3,164			2,459
Total liabilities	353,942			322,879
Total Stockholders' Equity(1)	47,491			45,832

Total liabilities and equity	$401,433			$368,711

Net interest-earning assets	$76,561			$68,537

Net interest income; average interest rate spread(2)		$3,405	3.47%		$3,083	3.39%
Net interest margin(3)			3.65%			3.58%
Average interest-earning assets to average interest-bearing liabilities			125.78%			124.86%
__________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2016 and 2015 (continued)

	Six Months Ended December 31,
	2016			2015
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$306,572	$7,688	5.02%	$280,407	$7,177	5.12%
Investment securities	58,782	457	1.56	42,603	387	1.82
Interest-earning deposits	4,563	12	0.52	23,342	33	0.28
Total interest-earning assets	$369,917	8,157	4.41%	$346,352	7,597	4.39%
Non-interest-earning assets	26,336			23,817
Total assets	$396,253			$370,169
Interest-bearing liabilities:
Savings accounts	$31,389	69	0.44%	$21,156	39	0.37%
NOW accounts	35,226	98	0.56	34,873	153	0.88
Money market accounts	46,982	75	0.32	47,168	72	0.31
Certificate accounts	137,094	861	1.26	145,523	940	1.29
Total interest-bearing deposits	250,691	1,103	0.88	248,720	1,204	0.97
Other bank borrowings	475	8	3.25	371	7	3.58
FHLB advances	44,457	184	0.83	28,340	125	0.88
Total interest-bearing liabilities	$295,623	1,295	0.88%	$277,431	1,336	0.96%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	50,251			44,407
Other liabilities	3,164			2,489
Total liabilities	349,038			324,327
Total Stockholders' Equity(1)	47,215			45,842

Total liabilities and equity	$396,253			$370,169

Net interest-earning assets	$74,294			$68,921

Net interest income; average interest rate spread(2)		$6,862	3.53%		$6,261	3.43%
Net interest margin(3)			3.71%			3.62%
Average interest-earning assets to average interest-bearing liabilities			125.13%			124.84%
 __________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Month Periods Ended December 31, 2016 and 2015 (continued)

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings, and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets which provide liquidity to meet lending requirements.  Home Federal Bank's deposit accounts with the Federal Home Loan Bank of Dallas amounted to $291,000 at December 31, 2016.

A significant portion of Home Federal Bank's liquidity consists of securities classified as available-for-sale and cash and cash equivalents.   Home Federal Bank's primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At December 31, 2016, Home Federal Bank had $53.0 million in advances from the Federal Home Loan Bank of Dallas and had $122.0 million in additional borrowing capacity.  Additionally, at December 31, 2016, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $15.5 million. There were no amounts purchased under this agreement as of December 31, 2016.

At December 31, 2016, Home Federal Bank had outstanding loan commitments of $46.7 million to originate loans.  At December 31, 2016, certificates of deposit scheduled to mature in less than one year totaled $51.6 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale as needed.

At December 31, 2016, Home Federal Bank exceeded each of its regulatory capital requirements with tangible, common equity Tier 1, core, and risk-based capital ratios of 11.51%, 16.51%, 11.51%, and 17.76%, respectively.

Off-Balance Sheet Arrangements

At December 31, 2016, the Company did not have any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.

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

ITEM 1A. RISK FACTORS

Not applicable.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities

The Company's repurchases of its common stock made during the quarter ended December 31, 2016 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a) (b)
October 1, 2016 – October 31, 2016	235	24.00	235	118,578
November 1, 2016 – November 30, 2016	10,500	24.64	10,500	108,078
December 1, 2016 –December 31, 2016	545	25.06	545	107,533
Total	11,280	24.65	11,280	107.533
______________
Notes to this table:

(a)
On December 9, 2015, the Company announced that its Board of Directors approved a sixth stock repurchase program to repurchase up to 102,000 shares or approximately 5.0% of the Company's then outstanding shares of common stock. The repurchase program does not have an expiration date.

(b)
On October 12, 2016, the Company announced that its Board of Directors  approved a seventh stock repurchase program for the repurchase of up to 97,000 shares to commence after the completion of the sixth stock repurchase program.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: February 9, 2017	By:	/s/ Glen W. Brown
Glen W. Brown
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)