Form 10-Q
period 2017-03-31
Home Federal Bancorp, Inc. of Louisiana
filed 2017-05-12
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

(318) 222-1145
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Shares of common stock, par value $.01 per share, outstanding as of May 11, 2017. The registrant had 1,952,266 shares of common stock outstanding.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31, 2017	June 30, 2016

ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $2,543 and $2,529 for March 31, 2017 and June 30, 2016, Respectively)	$10,960	$4,756
Securities Available-for-Sale	38,998	50,173
Securities Held-to-Maturity (Fair Value of $28,311 and $2,349, Respectively	28,897	2,349
Loans Held-for-Sale	5,877	11,919
Loans Receivable, Net of Allowance for Loan Losses of $3,582 and $2,845, Respectively	305,484	290,827
Accrued Interest Receivable	1,112	1,024
Premises and Equipment, Net	12,054	12,366
Bank Owned Life Insurance	6,633	6,523
Deferred Tax Asset	1,587	984
Other Real Estate Owned	3,696	--
Other Assets	743	780

Total Assets	$416,041	$381,701

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$326,444	$287,822
Advances from Borrowers for Taxes and Insurance	437	716
Advances from Federal Home Loan Bank of Dallas	42,672	47,665
Other Bank Borrowings	--	400
Other Accrued Expenses and Liabilities	1,308	1,706
Total Liabilities	370,861	338,309

STOCKHOLDERS' EQUITY
Preferred Stock – $.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	--	--
Common Stock – $.01 Par Value; 40,000,000 Shares Authorized; 1,954,158 and 1,967,955 Shares Issued and Outstanding at March 31, 2017 and June 30, 2016, Respectively	23	23
Additional Paid-in Capital	34,396	33,863
Unearned ESOP Stock	(1,244)	(1,331)
Unearned RRP Trust Stock	(46)	(265)
Retained Earnings	12,514	11,018
Accumulated Other Comprehensive (Loss) Income	(463)	84

Total Stockholders' Equity	45,180	43,392

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$416,041	$381,701

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2017	2016	2017	2016
	(In Thousands, Except per Share Data)
INTEREST INCOME
Loans, Including Fees	$3,912	$3,644	$11,600	$10,821
Investment Securities	7	4	20	7
Mortgage-Backed Securities	302	195	746	579
Other Interest-Earning Assets	11	19	23	52
Total Interest Income	4,232	3,862	12,389	11,459

INTEREST EXPENSE
Deposits	591	573	1,694	1,777
Federal Home Loan Bank Borrowings	116	61	300	186
Other Bank Borrowings	6	11	14	18
Total Interest Expense	713	645	2,008	1,981
Net Interest Income	3,519	3,217	10,381	9,478

PROVISION FOR LOAN LOSSES	155	90	755	181
Net Interest Income after Provision for Loan Losses	3,364	3,127	9,626	9,297

NON-INTEREST INCOME
Gain on Sale of Loans	541	590	1,926	1,744
Gain on Sale of Real Estate	--	--	110	--
Income on Bank Owned Life Insurance	36	39	110	120
Service Charges on Deposit Accounts	194	138	541	410
Other Income	14	8	37	34
Total Non-Interest Income	785	775	2,724	2,308

NON-INTEREST EXPENSE
Compensation and Benefits	1,778	1,749	5,237	5,059
Occupancy and Equipment	304	275	922	789
Data Processing	128	140	442	417
Audit and Examination Fees	56	56	189	189
Franchise and Bank Shares Tax	91	83	292	266
Advertising	121	55	287	181
Legal Fees	100	133	328	351
Loan and Collection	92	74	240	191
Deposit Insurance Premium	27	45	92	165
Other Expense	172	140	461	443
Total Non-Interest Expense	2,869	2,750	8,490	8,051
Income Before Income Taxes	1,280	1,152	3,860	3,554

PROVISION FOR INCOME TAX EXPENSE	428	378	1,243	1,158
Net Income	$852	$774	$2,617	$2,396
EARNINGS PER SHARE:
Basic	$0.47	$0.42	$1.44	$1.27
Diluted	$0.44	$0.40	$1.38	$1.22
DIVIDENDS DECLARED	$0.09	$0.08	$0.27	$0.24

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2017	2016	2017	2016
	(In Thousands)		(In Thousands)

Net Income	$852	$774	$2,617	$2,396

Other Comprehensive Income (Loss), Net of Tax
Unrealized Holding Gain (Loss) on Securities Available-for-Sale, Net of Tax of $40 and $282 in 2017, respectively, and $14 and $116 in 2016, respectively	78	27	(547)	(224)

Total Comprehensive Income	$930	$801	$2,070	$2,172

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED MARCH 31, 2017 AND 2016
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

BALANCE – June 30, 2015	$25	$33,375	$(1,445)	$(333)	$11,664	$100	$43,386

Net Income	--	--	--	--	2,396	--	2,396

Changes in Unrealized Gain on Securities Available-for-Sale, Net of Tax Effects	--	--	--	--	--	(224)	(224)

RRP Shares Earned	--	36	--	67	--	--	103

Stock Options Vested	--	155	--	--	--	--	155

Common Stock Issuance for Stock Option Exercises	--	91	--	--	--	--	91

ESOP Compensation Earned	--	108	86	--	--	--	194

Company Stock Purchased	(1)	--	--	--	(2,722)	--	(2,723)

Dividends Declared	--	--	--	--	(500)	--	(500)

BALANCE – March 31, 2016	$24	$33,765	$(1,359)	$(266)	$10,838	$(124)	$42,878

BALANCE – June 30, 2016	$23	$33,863	$(1,331)	$(265)	$11,018	$84	$43,392

Net Income	--	--	--	--	2,617	--	2,617

Changes in Unrealized Gain on Securities Available-for-Sale, Net of Tax Effects	--	--	--	--	--	(547)	(547)

RRP Shares Earned	--	9	--	219	--	--	228

Stock Options Vested	--	194	--	--	--	--	194

Common Stock Issuance for Share Awards Earned	--	138	--	--	--	--	138

Common Stock Issuance for Stock Option Exercises	--	61	--	--	--	--	61

ESOP Compensation Earned	--	131	87	--	--	--	218

Company Stock Purchased	--	--	--	--	(592)	--	(592)

Dividends Declared	--	--	--	--	(529)	--	(529)

BALANCE – March 31, 2017	$23	$34,396	$(1,244)	$(46)	$12,514	$(463)	$45,180

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2017	2016
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,617	$2,396
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
Net Amortization and Accretion on Securities	28	12
Gain on Sale of Real Estate	(110)	--
Gain on Sale of Loans	(1,926)	(1,744)
Amortization of Deferred Loan Fees	(51)	(53)
Depreciation of Premises and Equipment	374	313
ESOP Expense	218	194
Stock Option Expense	194	155
Recognition and Retention Plan Expense	140	174
Share Awards Expense	104	58
Deferred Income Tax	(321)	(107)
Provision for Loan Losses	755	181
Increase in Cash Surrender Value on Bank Owned Life Insurance	(110)	(120)
Bad Debt Recovery	12	53
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(79,773)	(69,078)
Loans Held-for-Sale – Sale and Principal Repayments	87,741	77,741
Accrued Interest Receivable	(88)	(49)
Other Operating Assets	38	159
Other Operating Liabilities	(276)	(21)

Net Cash Provided by Operating Activities	9,566	10,264

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(19,175)	(14,141)
Deferred Loan Fees Collected	105	22
Acquisition of Premises and Equipment	(376)	(2,346)
Proceeds from Sale of Real Estate	423	--
Activity in Available-for-Sale Securities:
Principal Payments on Mortgage-Backed Securities	10,335	8,038
Purchases of Securities	--	(5,992)
Activity in Held-to-Maturity Securities:
Principal Payments on Mortgage-Backed Securities	1,109	--
Redemption Proceeds	--	509
Purchases of Securities	(27,674)	(8)

Net Cash Used In Investing Activities	(35,253)	(13,918)

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	March 31,
	2017	2016
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$38,622	$4,415
Proceeds from Federal Home Loan Bank Advances	656,900	70,500
Repayments of Advances from Federal Home Loan Bank	(661,892)	(81,684)
Net Increase in Advances from Borrowers for Taxes and Insurance	(279)	(100)
Dividends Paid	(529)	(500)
Company Stock Purchased	(592)	(2,717)
Proceeds from Stock Options Exercised	61	85
Proceeds from other Bank Borrowings	300	1,800
Repayment of Other Borrowings	(700)	(1,800)
Recognition and Retention Plan Share Distributions	--	36

Net Cash Provided by (Used In) Financing Activities	31,891	(9,965)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,204	(13,619)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4,756	21,166

CASH AND CASH EQUIVALENTS - END OF PERIOD	$10,960	$7,547

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$1,998	$1,987
Income Taxes Paid	1,522	1,223
Market Value Adjustment for Loss on Securities Available-for-Sale	(829)	(341)

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the "Company") and its subsidiary, Home Federal Bank ("Home Federal Bank" or the "Bank").  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the nine month period ended March 31, 2017 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2017.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the consolidated financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2017.  In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred through the date these consolidated financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank's customers by six full-service banking offices and home office, located in Caddo and Bossier Parishes, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of March 31, 2017, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

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

Stockholders' Equity

On January 1, 2015, the Louisiana Business Corporation Act (the Act) became effective.  Under the provisions of the Act, there is no concept of "Treasury Shares".  Rather, shares purchased by the Company constitute authorized but unissued shares.  Under Accounting Standards Codification (ASC) 505-30, Treasury Stock, accounting for treasury stock shall conform to state law.  Accordingly, the Company's Consolidated Statements of Financial Condition as of June 30, 2016 and March 31, 2017 reflect this change.  The cost of shares purchased by the Company has been allocated to Common Stock and Retained Earnings balances.

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

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323).   This Update addresses and codifies the practical considerations and application of the required disclosures under SAB Topic 11.M for the implementation of ASU 2014-09, Revenue from Contracts with Customers (Topic 606); ASU 2016-02, Leases (Topic 842); and ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). The SEC Staff has emphasized on a number of occasions, including the December 2016 AICPA National Conference on Current SEC and PCAOB Developments, the requirements to disclose the potential material effects of newly issued standards and the importance of providing investors with this information. Such disclosures should explain the impact the new standard is expected to have on the financial statements and how the adoption of the new standard will affect comparability.  Entities should discuss both quantitative and qualitative information as available when assessing implementation of a new standard.  This ASU was effective immediately for public business entities.

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

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20).  This Update was issued in response to diversity in practice in the amortization period for premiums of callable debt securities and in how the potential for exercise of a call is factored into current impairment assessments.  As such, these amendments reduce the amortization period for certain callable debt securities carried at a premium and require the premium to be amortized over the period not to exceed the earliest call date.  These amendments do not apply to securities carried at a discount.  The effective date of this Update is for fiscal years beginning on or after December 15, 2018. The Company does not expect ASU 2017-08 to have a material impact on its consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities

The amortized cost and fair value of securities with gross unrealized gains and losses follows:

	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$9,345	$6	$382	$8,969
FNMA Mortgage-Backed Certificates	21,184	273	392	21,065
GNMA Mortgage-Backed Certificates	9,170	3	209	8,964

Total Debt Securities	39,699	282	983	38,998

Total Securities Available-for-Sale	$39,699	$282	$983	$38,998

Securities Held-to-Maturity

Debt Securities
FNMA Mortgage-Backed Certificates	$26,109	$--	$586	$25,523
Equity Securities (Non-Marketable)
25,384 shares – Federal Home Loan Bank	2,538	--	--	2,538
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,788	--	--	2,788

Total Securities Held-to-Maturity	$28,897	$--	$586	$28,311

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$10,928	$12	$147	$10,793
FNMA Mortgage-Backed Certificates	26,610	613	--	27,223
GNMA Mortgage-Backed Certificates	12,507	4	354	12,157

Total Debt Securities	50,045	629	501	50,173

Total Securities Available-for-Sale	$50,045	$629	$501	$50,173

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
20,989 shares – Federal Home Loan Bank	$2,099	$--	$--	$2,099
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,349	--	--	2,349

Total Securities Held-to-Maturity	$2,349	$--	$--	$2,349

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities (continued)

The amortized cost and fair value of securities by contractual maturity at March 31, 2017 follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Debt Securities
Within One Year or Less	$16	$17	$--	$--
One through Five Years	60	62	--	--
After Five through Ten Years	62	64	--	--
Over Ten Years	39,561	38,855	26,109	25,523
	39,699	38,998	26,109	25,523

Other Equity Securities	--	--	2,788	2,788

Total	$39,699	$38,998	$28,897	$28,311

There were no sales of available-for-sale securities during the nine months ended March 31, 2017.

The following tables show information pertaining to gross unrealized losses on securities available-for-sale at March 31, 2017 and at June 30, 2016 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	March 31, 2017
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
Mortgage-Backed Securities	$404	$13,055	$579	$21,693

Total Securities Available-for-Sale	$404	$13,055	$579	$21,693

	June 30, 2016
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
Mortgage-Backed Securities	$147	$17,852	$354	$12,066

Total Securities Available-for-Sale	$147	$17,852	$354	$12,066

Management evaluates each quarter whether unrealized losses on securities represent impairment that is other than temporary. For debt securities, the Company considers its intent to sell the securities or if it is more likely than not the Company will be required to sell the securities.  If such impairment is identified, based upon the intent to sell or the more likely than not threshold, the carrying amount of the security is reduced to fair value with a charge to earnings. Upon the result of the aforementioned review, management then reviews for potential other than temporary impairment based upon other qualitative factors. In making this evaluation, management considers changes in market rates relative to those available when the security was acquired, changes in market expectations about the timing of cash flows from securities that can be prepaid, performance of the debt security, and changes in the market's perception of the issuer's financial health and the security's credit quality.  If determined that a debt security has incurred other than temporary impairment, then the amount of the credit related impairment is determined.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities (continued)

The unrealized losses as of March 31, 2017 and June 30, 2016 on the Company's investments were caused by interest rate changes.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

At March 31, 2017, securities with a carrying value of $920,000 were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $205.4 million were pledged to secure FHLB advances.

3. Loans Receivable

Loans receivable are summarized as follows:

	March 31, 2017	June 30, 2016
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One- to Four-Family Residential	$120,446	$118,035
Commercial	73,948	69,197
Multi-Family Residential	19,050	20,661
Land	24,399	24,308
Construction	13,821	14,442
Equity and Second Mortgage	1,486	1,526
Equity Lines of Credit	20,150	17,290
Total Mortgage Loans	273,300	265,459

Commercial Loans	35,540	27,886
Consumer Loans
Loans on Savings Accounts	377	404
Automobile and Other Consumer Loans	65	86
Total Consumer and Other Loans	442	490
Total Loans	309,282	293,835

Less: Allowance for Loan Losses	(3,582)	(2,845)
Unamortized Loan Fees	(216)	(163)
Net Loans Receivable	$305,484	$290,827

Following is a summary of changes in the allowance for loan losses:

	Nine Months Ended March 31,
	2017	2016
	(In Thousands)

Balance - Beginning of Period	$2,845	$2,515
Provision for Loan Losses	755	181
Loan Charge-Offs	(30)	--
Recoveries	12	53
Balance - End of Period	$3,582	$2,749

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

The following tables present the grading of loans, segregated by class of loans, as of March 31, 2017 and June 30, 2016:

		Special
March 31, 2017	Pass	Mention	Substandard	Doubtful	Total
			(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$119,643	$520	$283	$--	$120,446
Commercial	73,687	--	261	--	73,948
Multi-Family Residential	19,050	--	--	--	19,050
Land	24,276	123	--	--	24,399
Construction	13,523	298	--	--	13,821
Equity and Second Mortgage	1,486	--	--	--	1,486
Equity Lines of Credit	20,150	--	--	--	20,150
Commercial Loans	33,027	--	2,513	--	35,540
Consumer Loans	442	--	--	--	442
Total	$305,284	$941	$3,057	$--	$309,282

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued) Credit Quality Indicators (continued)

June 30, 2016	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$117,881	$40	$114	$--	$118,035
Commercial	68,899	30	268	--	69,197
Multi-Family Residential	20,661	--	--	--	20,661
Land	23,753	555	--	--	24,308
Construction	14,442	--	--	--	14,442
Equity and Second Mortgage	1,526	--	--	--	1,526
Equity Lines of Credit	17,290	--	--	--	17,290
Commercial Loans	25,896	--	1,990	--	27,886
Consumer Loans	490	--	--	--	490

Total	$290,838	$625	$2,372	$--	$293,835

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

The following tables present an aging analysis of past due loans, segregated by class of loans, as of March 31, 2017 and June 30, 2016:

March 31, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment >90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$790	$136	$318	$1,244	$119,202	$120,446	$--
Commercial	--	--	--	--	73,948	73,948	--
Multi-Family Residential	--	--	--	--	19,050	19,050	--
Land	--	--	--	--	24,399	24,399	--
Construction	--	--	--	--	13,821	13,821	--
Equity and Second Mortgage	--	--	--	--	1,486	1,486	--
Equity Lines of Credit	132	--	--	132	20,018	20,150	--
Commercial Loans	9	--	2,513	2,522	33,018	35,540	--
Consumer Loans	--	--	--	--	442	442	--
Total	$931	$136	$2,831	$3,898	$305,384	$309,282	$--

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

There was no interest income recognized on non-accrual loans during the nine months ended March 31, 2017 or year ended June 30, 2016. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the nine months ended March 31, 2017 and year ended June 30, 2016 was approximately $73,675 and $1,000, respectively.

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the nine months ended March 31, 2017 was as follows:

	Real Estate Loans
March 31, 2017	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,517	$321	$111	$201	$126	$117	$444	$8	$2,845
Charge-Offs	--	--	--	(16)	--	(14)	--	--	(30)
Recoveries	12	--	--	--	--	--	--	--	12
Current Provision	212	17	(31)	14	31	35	485	(8)	755
Ending Balances	$1,741	$338	$80	$199	$157	$138	$929	$--	$3,582

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,741	338	80	199	157	138	929	--	3,582

Loans Receivable:
Ending Balances – Total	$120,446	$73,948	$19,050	$24,399	$13,821	$21,636	$35,540	$442	$309,282
Ending Balances:
Evaluated for Impairment:
Individually	803	261	--	123	298	--	2,513	--	3,998
Collectively	$119,643	$73,687	$19,050	$24,276	$13,523	$21,636	$33,027	$442	$305,284

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the year ended June 30, 2016 and the nine months ended March 31, 2016 was as follows:

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present loans individually evaluated for impairment, segregated by class of loans, as of March 31, 2017 and June 30, 2016:

March 31, 2017	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$803	$803	$--	$803	$--	$807
Commercial	261	261	--	261	--	264
Multi-Family Residential	--	--	--	--	--	--
Land	123	123	--	123	--	126
Construction	298	298	--	298	--	299
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	2,513	2,513	--	2,513	--	2,649
Consumer Loans	--	--	--	--	--	--

Total	$3,998	$3,998	$--	$3,998	$--	$4,145

June 30, 2016	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One- to Four-Family Residential	$154	$154	$--	$154	$--	$162
Commercial	298	298	--	298	--	274
Multi-Family Residential	--	--	--	--	--	--
Land	555	555	--	555	--	586
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	1,990	1,990	--	1,990	--	2,460
Consumer Loans	--	--	--	--	--	--

Total	$2,997	$2,997	$--	$2,997	$--	$3,482

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status. The Bank had $2.0 million of troubled debt restructurings involving nine commercial business loans to one borrower at June 30, 2016. At March 31, 2017, the Bank had $4.7 million of troubled debt restructurings consisting of interest rate and payment term modifications for two commercial real estate loans to one borrower. Loan principal balances on these two loans were paid down from $4.7 million at the date of restructuring to $2.3 million at March 24, 2017, the date on which these loans were converted to Other Real Estate Owned. A summary of the loans that were restructured during the nine months ended March 31, 2017 and the year ended June 30, 2016 is as follows (in thousands):

March 31, 2017	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings	2	$4,724	$4,724
Troubled Debt Restructurings that Subsequently Defaulted	--	$--	$--

June 30, 2016	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings	9	$1,990	$1,990
Troubled Debt Restructurings that Subsequently Defaulted	--	$--	$--

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Deposits

Deposits at March 31, 2017 and June 30, 2016 consist of the following classifications:

	March 31, 2017	June 30, 2016
	(In Thousands)
Non-Interest Bearing	$55,605	$39,280
NOW Accounts	33,997	37,761
Money Markets	44,947	49,251
Passbook Savings	36,490	29,033
	171,039	155,325

Certificates of Deposit	155,405	132,497

Total Deposits	$326,444	$287,822

5. Earnings Per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three and nine months ended March 31, 2017 and 2016 were calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(In Thousands, Except Per Share Data)

Net income	$852	$774	$2,617	$2,396

Weighted average shares outstanding - basic	1,819	1,851	1,814	1,892
Effect of dilutive common stock equivalents	109	63	88	66
Adjusted weighted average shares outstanding - diluted	1,928	1,914	1,902	1,958

Basic earnings per share	$0.47	$0.42	$1.44	$1.27
Diluted earnings per share	$0.44	$0.40	$1.38	$1.22

For the three months ended March 31, 2017 and 2016, there were outstanding options to purchase 301,334 and 304,952 shares, respectively, at a weighted average exercise price of $17.82 and $17.79 per share, respectively, and for the nine months ended March 31, 2017 and 2016, there were outstanding options to purchase 302,178 and 263,014 shares, respectively, at a weighted average exercise price of $17.81 and $16.88 per share, respectively. For the quarter ended March 31, 2017 and 2016, 109,145 options and 63,300 options, respectively, were included in the computation of diluted earnings per share.

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31
	2017	2016	2017	2016
	(In Thousands)

Average common shares issued	3,062	3,062	3,062	3,062
Average unearned ESOP shares	(125)	(137)	(129)	(140)
Average unearned RRP shares	(10)	(25)	(16)	(32)
Average Company stock purchased	(1,108)	(1,049)	(1,103)	(998)

Weighted average shares outstanding	1,819	1,851	1,814	1,892

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

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement (the "2011 Recognition Plan", together with the 2005 Recognition  Plan, the  "Recognition  Plan") as  an  incentive  to  retain  personnel  of  experience and ability in key positions.  The aggregate number of shares of the Company's common stock available for award under the 2011 Recognition Plan totaled 77,808 shares, all of which were awarded as of March 31, 2017.

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

The cost associated with the 2005 Recognition Plan is based on a share price of $10.93 (as adjusted), which represents the market price of the Company's stock on the date on which the 2005 Recognition Plan shares were granted. The cost associated with the 2011 Recognition Plan is based on share prices of $14.70 and $18.92 on January 31, 2012 and July 31, 2014, respectively, which represents the fair market price of the Company's stock on the dates on which the 2011 Recognition Plan shares were granted. The cost of the Recognition Plan is being recognized over the five year vesting period.  Compensation expense pertaining to the 2011 Recognition Plan was $140,000, for the nine months ended March 31, 2017.

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

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan (the "2011 Option Plan", together with the 2005 Option Plan, the "Option Plans") for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2011 Option Plan totaled 194,522, all of which were awarded as of March 31, 2017.  Both incentive stock options and non-qualified stock options may be granted under the 2011 Option Plan.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-Based Compensation (continued)

Stock Option Plan (continued)

On August 19, 2010 and July 31, 2014, the Company granted 21,616 options and 2,133 options, respectively, under the 2005 Option Plan that were previously forfeited (as adjusted for the conversion) at an exercise price of $10.93 and $18.92 per share, respectively.  On January 31, 2012 and July 31, 2014, 165,344 options and 29,178 options, respectively, were granted to directors and employees at an exercise price of $14.70 and $18.92 per share, respectively, under the 2011 Option Plan.  As of March 31, 2017 there were no stock options available for future grant under the 2005 Option Plan or the 2011 Option Plan.

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

Incentive stock options and non-qualified stock options granted under the Option Plan become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted.  No vesting shall occur after an employee's employment or service as a director is terminated.  In the event of death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable.  The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of the grant.  For the nine months ended March 31, 2017, compensation expense under the Option Plans charged to operations was $101,000.

Stock Incentive Plan

On November 12, 2014, the shareholders of the Company approved the adoption of the Company's 2014 Stock Incentive Plan (the "Stock Incentive Plan") for the benefit of employees and non-employee directors as an incentive to contribute to the success of the Company and reward employees for outstanding performance and the attainment of targeted goals.  The  Stock  Incentive  Plan  covers  a  total  of  150,000  shares, of which no more than 37,500 shares, or 25% of the plan, may be share rewards.  The balance of the plan is reserved for stock option awards which would total 112,500 stock options, assuming all the share awards are issued. All incentive stock options granted under the Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  On October 26, 2015, the Company granted a total of 34,500 plan share awards and 103,500 stock options to directors, officers, and other key employees vesting ratably over five years. The Stock Incentive Plan cost is recognized over the five year vesting period. During the nine months ended March 31, 2017, the Company recognized $197,000 in expenses related to the Stock Incentive Plan.

7. Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amounts of $2.8 million and $3.8 million at March 31, 2017 and June 30, 2016, respectively.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value Disclosures (continued)

The carrying amount and estimated fair values of the Company's financial instruments were as follows:

	March 31, 2017		June 30, 2016
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$10,960	$10,960	$4,756	$4,756
Securities Available-for-Sale	38,998	38,998	50,173	50,173
Securities to be Held-to-Maturity	28,897	28,311	2,349	2,349
Loans Held-for-Sale	5,877	5,877	11,919	11,919
Loans Receivable	305,484	296,017	290,827	290,339

Financial Liabilities
Deposits	326,444	310,268	287,822	285,503
Advances from FHLB	42,672	42,680	47,665	47,802

Off-Balance Sheet Items
Mortgage Loan Commitments	470	470	296	296

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the nine months ended March 31, 2017.

Fair values of assets and liabilities measured on a recurring basis at March 31, 2017 and June 30, 2016 are as follows:

	Fair Value Measurements Using:
March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$8,969	$--	$8,969
FNMA	--	21,065	--	21,065
GNMA	--	8,964	--	8,964

Total	$--	$38,998	$--	$38,998
Held-to-Maturity
Debt Securities
FNMA	$--	$25,523	$--	$25,523

	Fair Value Measurements Using:
June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$10,793	$--	$10,793
FNMA	--	27,223	--	27,223
GNMA	--	12,157	--	12,157

Total	$--	$50,173	$--	$50,173

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the consolidated financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2017.  In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred through the date these consolidated financial statements were issued.

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

Discussion of Financial Condition Changes from June 30, 2016 to March 31, 2017

General

At March 31, 2017, total assets amounted to $416.0 million compared to $381.7 million at June 30, 2016, an increase of approximately $34.3 million, or 9.0%. The increase in assets was comprised primarily of increases in investment securities of $15.4 million, or 29.3%, from $52.5 million at June 30, 2016 to $67.9 million at March 31, 2017, loans receivable, net of $14.7 million, or 5.0%, from $290.8 million at June 30, 2016 to $305.5 million at March 31, 2017, and an increase in cash and cash equivalents of $6.2 million, or 130.4%, from $4.8 million at June 30, 2016 to $11.0 million at March 31, 2017. These increases were partially offset by a decrease in loans held-for-sale of $6.0 million, or 50.7%, from $11.9 million at June 30, 2016 to $5.9 million at March 31, 2017.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2016 to March 31, 2017 (continued)

Cash and Cash Equivalents

Cash and cash equivalents increased $6.2 million, or 130.4%, from $4.8 million at June 30, 2016 to $11.0 million at March 31, 2017. The $6.2 million increase in cash and cash equivalents was due in large part to an increase in deposits, partially offset by investment purchases net of investment principal payments, repayment of Federal Home Loan Bank borrowings, and normal cash fluctuations from lending and operating activities.

Loans Receivable, Net

Loans receivable, net, increased $14.7 million, or 5.0%, to $305.5 million at March 31, 2017 compared to $290.8 million at June 30, 2016.  During the nine months ended March 31, 2017, our total loan originations amounted to $215.7 million compared to $180.8 million for the nine months ended March 31, 2016.  The increase in loans receivable, net, was primarily due to increases in commercial business loans of $7.7 million, commercial real estate loans of $4.8 million, one- to four-family residential loans of $2.4 million, and home equity lines of credit of $2.9 million, partially offset by decreases in multi-family residential loans of $1.6 million, residential construction loans of $621,000, and an increase in the allowance for loan losses of $737,000.

Loans Held-for-Sale

Loans held-for-sale decreased $6.0 million, or 50.7%, from $11.9 million at June 30, 2016 to $5.9 million at March 31, 2017.  The decrease in loans held-for-sale resulted primarily from a decrease at March 31, 2017 in receivables from financial institutions purchasing the Company's loans held-for-sale.

Investment Securities

Investment securities amounted to $67.9 million at March 31, 2017 compared to $52.5 million at June 30, 2016, an increase of $15.4 million, or 29.3%. The increase in investment securities was primarily due to the purchase of $27.2 million of mortgage backed securities to be held-to-maturity, partially offset by principal payments on mortgage-backed securities of $11.4 million during the period. We chose to place the securities in held-to-maturity as part of our interest rate risk management strategy.

Premises and Equipment, Net

Premises and equipment, net, decreased $312,000, or 2.5%, to $12.1 million at March 31, 2017 compared to $12.4 million at June 30, 2016, primarily due to the sale of real estate adjacent to the Bank's Viking Drive branch in August 2016 with a cost basis of $313,000.

Asset Quality

At March 31, 2017, the Company had $6.5 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $114,000 of non-performing assets at June 30, 2016 consisting of two single-family residential loans, fifteen commercial business loans, and other real estate owned described below at March 31, 2017 compared to two single family residential loans at June 30, 2016. At March 31, 2017, the Company had two single family residential loans, one commercial real estate loan, and fifteen commercial business loans to two borrowers classified as substandard compared to two single family residential loans, one commercial real estate loan and nine commercial business loans to one borrower at June 30, 2016. There were no loans classified as doubtful at March 31, 2017 or June 30, 2016.  During the quarter ended December 31, 2016, we became aware that two borrowers related to the fifteen commercial business loans in the aggregate amount of $2.8 million that are classified as substandard filed for Chapter 11 (reorganization) bankruptcy protection during that period.  We received a principal payment in March 2017 for $272,000 reducing our exposure to $2.5 million and expect to continue to receive future monthly adequate protection payments. We are continuing to monitor these credits and presently believe that our allowance for loan losses at March 31, 2017 is adequate.  No additional losses are currently anticipated with respect to these loans.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2016 to March 31, 2017 (continued)

There were three separate transactions during the quarter ended March 31, 2017 that totaled $3.7 million and were reflected in the balance of real estate owned at quarter-end.  Property securing a residential lot loan was foreclosed on and booked as real estate owned for $540,000 representing ninety percent of the appraisal value of $600,000.  A charge-off was posted to the allowance for loan losses in the amount of $15,500, which was the difference between the loan balance and the $540,000 posted to real estate owned.  During the quarter ended March 31, 2017, we also had a one- to four-family residence that was owner occupied which was booked for $270,000 as real estate owned.  We acquired ninety one- to four-family residential rental properties from one borrower by dation en paiement (deed in lieu of foreclosure) during the quarter ended March 31, 2017 and posted to real estate owned with a valuation of $2.9 million.  We currently believe there will be no material loss on the sale of these ninety one- to- four- family properties.  These properties are currently being marketed to investors.  As of the date hereof, 100.0% of such properties are under contract for sale.

Total Liabilities

Total liabilities increased $32.6 million, or 9.6%, from $338.3 million at June 30, 2016 to $370.9 million at March 31, 2017, primarily due to an increase in total deposits of $38.6 million, or 13.4%, to $326.4 million at March 31, 2017 compared to $287.8 million at June 30, 2016, partially offset by a decrease in advances from the Federal Home Loan Bank of Dallas of $5.0 million, or 10.5%, to $42.7 million at March 31, 2017 compared to $47.7 million at June 30, 2016.  The increase in deposits was primarily due to a $16.3 million, or 41.5%, increase in non-interest bearing demand deposits from $39.3 million at June 30, 2016 to $55.6 million at March 31, 2017, a $22.9 million, or 17.3%, increase in certificates of deposit from $132.5 million at June 30, 2016 to $155.4 million at March 31, 2017, and a $7.5 million, or 25.7%, increase in savings deposits from $29.0 million at June 30, 2016 to $36.5 million at March 31, 2017, partially offset by a decrease of $3.8 million, or 10.1%, in NOW accounts from $37.8 million at June 30, 2016 to $34.0 million at March 31, 2017, and a decrease of $4.3 million, or 8.7%, in money market deposits from $49.3 million at June 30, 2016 to $44.9 million at March 31, 2017.  At March 31, 2017, the Company had $13.4 million in brokered deposits compared to $8.2 million at June 30, 2016.  The increase in brokered deposits is due to purchases of $10.0 million in brokered deposits during the nine months ended March 31, 2017, partially offset by $4.8 million of brokered deposits that had matured during the period. The brokered certificates of deposit which have maturity dates greater than twelve months are callable by Home Federal Bank after twelve months pursuant to early redemption provisions. The increase in certificates of deposit was primarily due to the acquisition of an $8.0 million certificate of deposit from one depositor.

Stockholders' Equity

Stockholders' equity increased $1.8, or 4.1%, to $45.2 million at March 31, 2017 from $43.4 million at June 30, 2016.  The primary reasons for the increase in stockholders' equity from June 30, 2016 were net income of $2.6 million, the vesting of restricted stock awards, stock options and the release of share awards, and the release of employee stock ownership plan shares totaling $639,000, and proceeds from the issuance of common stock from the exercise of stock options and release of share awards of $199,000.  These increases in stockholders' equity were partially offset by dividends paid totaling $529,000, acquisition of Company stock of $592,000, and a decrease in the Company's accumulated other comprehensive income of $547,000.

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency ("OCC").  At March 31, 2017, Home Federal Bank's regulatory capital was well in excess of the minimum capital requirements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2017 and 2016

General

Net income amounted to $852,000 for the three months ended March 31, 2017 compared to $774,000 for the same period in 2016, an increase of $78,000, or 10.1%.  The increase was primarily due to a $302,000, or 9.4%, increase in net interest income, and a $10,000, or 1.3%, increase in non-interest income, partially offset by an increase of $119,000, or 4.3%, in non-interest expense, a $65,000, or 72.2%, increase in provision for loan losses, and a $50,000, or 13.2%, increase in the provision for income tax expense for the 2017 period compared to the same period in 2016.

Net income amounted to $2.6 million for the nine months ended March 31, 2017 compared to net income of $2.4 million for the same period in 2016, an increase of $221,000, or 9.2%. The increase was primarily due to a $903,000, or 9.5%, increase in net interest income and an increase of $416,000, or 18.0%, in non-interest income, partially offset by a $574,000, or 317.1%, increase in the provision for loan losses, a $439,000, or 5.5%, increase in non-interest expense, and an increase of $85,000, or 7.3%, in the provision for income tax expense.

The increases in net interest income for both the three and nine months ended March 31, 2017 were primarily due to increases in total interest income, partially offset by increases in the Company's cost of funds for the three and nine months ended March 31, 2017 compared to both prior year periods.

Net Interest Income

Net interest income for the three months ended March 31, 2017 was $3.5 million, an increase of $302,000, or 9.4%, in comparison to $3.2 million for the three months ended March 31, 2016.  This increase was primarily due to an increase of $370,000, or 9.6%, in total interest income, partially offset by an increase of $68,000, or 10.5%, in the Company's cost of funds. The cost of funds from Federal Home Loan Bank borrowings increased $55,000, or 90.2%, compared to the prior year three month period and interest paid on deposits increased $18,000, or 3.1%, compared to the prior year three month period. Interest paid on other borrowings decreased $5,000 compared to the prior year three month period. The Company's average interest rate spread was 3.44% for the three months ended March 31, 2017 compared to 3.57% for the three months ended March 31, 2016.  The Company's net interest margin was 3.62% for the three months ended March 31, 2017 compared to 3.75% for the three months ended March 31, 2016.  The decrease in the average interest rate spread on a comparative quarterly basis was primarily the result of a decrease of fifteen basis points in average rate on interest-earning assets. The decrease in net interest margin was primarily the result of a higher percentage increase in the average volume of interest-earning assets for the three months ended March 31, 2017 compared to the prior year quarterly period.

Net interest income for the nine months ended March 31, 2017 was $10.4 million, an increase of $903,000, or 9.5%, in comparison to the nine months ended March 31, 2016.  The increase in net interest income for the nine month period was primarily due to a $930,000, or 8.1%, increase in total interest income, partially offset by an increase of $27,000, or 1.4%, in interest expense on borrowings and deposits due to a $114,000 increase in cost of funds from FHLB borrowings, partially offset by an $83,000 decrease in interest paid on deposits.  The Company's average interest rate spread was 3.50% for the nine months ended March 31, 2017, compared to 3.47% for the nine months ended March 31, 2016. The Company's net interest margin was 3.68% for the nine months ended March 31, 2017, compared to 3.66% for the nine months ended March 31, 2016. The increase in the average interest rate spread is attributable primarily to a decrease of six basis points in average rate on interest bearing liabilities. The increase in net interest margin was primarily the result of a lower percentage increase in the average volume of interest earning assets for the nine months ended March 31, 2017 compared to the prior nine month period.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2017 and 2016 (continued)

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market area, and other factors related to the collectability of Home Federal Bank's loan portfolio, a provision for loan losses of $155,000 and $755,000 was made during the three and nine months ended March 31, 2017, respectively, compared to a $90,000 and $181,000 provision made during the three and nine months ended March 31, 2016, respectively. The allowance for loan losses was $3.6 million, or 1.16% of total loans receivable, at March 31, 2017 compared to $2.8 million, or 0.97% of total loans receivable, at June 30, 2016.

At March 31, 2017, the Company had $6.5 million of non-performing assets compared to $114,000 of non-performing assets at June 30, 2016 consisting of two single-family residential loans, fifteen commercial business loans, and other real estate owned at March 31, 2017 compared to two single family residential loans, one commercial real estate loan and nine commercial business loans to one borrower at June 30, 2016. At March 31, 2017, the Company had two single family residential loans, one commercial real estate loan, and fifteen commercial business loans to two borrowers classified as substandard compared to two single family residential loans, one commercial real estate loan and nine commercial business loans to one borrower at June 30, 2016. There were no loans classified as doubtful at March 31, 2017 or June 30, 2016. During the quarter ended December 31, 2016, we became aware that two borrowers related to the fifteen commercial business loans in the aggregate amount of $2.8 million that are classified as substandard filed for Chapter 11 (reorganization) bankruptcy protection during that period. We received a principal payment in March 2017 for $272,000 reducing our exposure to $2.5 million and expect to continue to receive future monthly adequate protection payments.  We are continuing to monitor these credits and presently believe that our allowance for loan losses at March 31, 2017 is adequate.  No additional losses are currently anticipated with respect to these loans.

Non-interest Income

Total non-interest income amounted to $785,000 for the three months ended March 31, 2017, an increase of $10,000, or 1.3%, compared to $775,000 for the same period in 2016.  The increase was due to increases of $56,000 in service charges on deposit accounts and $6,000 in other non-interest income, partially offset by a decrease of $49,000 in gain on sale of loans, and a decrease of $3,000 in income from bank owned life insurance compared to the same period in 2016.

Total non-interest income amounted to $2.7 million for the nine months ended March 31, 2017, an increase of $416,000, or 18.0%, compared to $2.3 million for the same period in 2016.  The increase was primarily due to increases of $182,000 in gain on sale of loans, $131,000 in service charges on deposit accounts, and $110,000 in gain on sale of real estate, partially offset by a $10,000 decrease in income from bank owned life insurance compared to the same period in 2016.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2017 and 2016 (continued)

Non-interest Expense

Total non-interest expense increased $119,000, or 4.3%, for the three months ended March 31, 2017 compared to the prior year period.  The increase in non-interest expense was primarily due to increases of $66,000 in advertising expense, $32,000 in other non-interest expense, $29,000 in compensation and benefits expense, $29,000 in occupancy and equipment expense, $18,000 in loan and collection expense, and $8,000 in franchise and bank shares tax expense. The increases were partially offset by decreases of $33,000 in legal fees, $18,000 in deposit insurance premiums, and $12,000 in data processing expense.

Total non-interest expense increased $439,000, or 5.5%, for the nine months ended March 31, 2017 compared to the prior year period. The increase in non-interest expense for the nine months ended March 31, 2017, compared to the same period in 2016, is primarily attributable to increases of $178,000 in compensation and benefits expense, $133,000 in occupancy and equipment expense, $106,000 in advertising expense, $49,000 in loan collection expense, $26,000 in franchise and bank shares tax expense, $25,000 in data processing expense, and $18,000 in other non-interest expense.  These increases were partially offset by decreases of $73,000 in deposit insurance premiums, and $23,000 in legal fees.

The increase in occupancy and equipment expense for both the three and nine months ended March 31, 2017, was primarily due to our new branch location in North Shreveport that opened in May 2016. The increases in compensation and benefits expense were a result of normal compensation and benefits increases, including increases in stock option and plan share award expense, and the hiring of additional commercial and residential loan officers.  The aggregate compensation expense recognized by the Company for its Stock Option, Share Award, ESOP, and Recognition and Retention Plans amounted to $187,000 and $654,000 for the three and nine months ended March 31, 2017 compared to $217,000 and $581,000 for the three and nine months ended March 31, 2016.

The Louisiana bank shares tax is assessed on the Bank's equity and earnings.  For the three and nine months ended March 31, 2017, the Company recognized franchise and bank shares tax expense of $91,000 and $292,000 compared to $83,000 and $266,000, respectively, for the same periods in 2016.

Income Taxes

Income taxes amounted to $428,000 and $1.2 million for the three and nine months ended March 31, 2017 resulting in an effective tax rate of 33.4% and 32.2%, respectively. Income taxes amounted to $378,000 and $1.2 million for the three and nine months ended March 31, 2016, respectively, resulting in an effective tax rate of 32.8% and 32.6%.  The increase or decrease in the effective income tax rates for the three and nine months ended March 31, 2017, is primarily the result of the effect of non-taxable income changes and deferred tax asset valuation account adjustments.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2017 and 2016 (continued)

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

	Three Months Ended March 31,
	2017			2016
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities	$67,973	$309	1.82%	$43,007	$199	1.85%
Loans receivable	314,730	3,912	4.97	288,028	3,644	5.06
Interest-earning deposits	6,496	11	0.68	12,288	19	0.62
Total interest-earning assets	389,199	4,232	4.35%	343,323	3,862	4.50%
Non-interest-earning assets	26,331			23,670
Total assets	$415,530			$366,993
Interest-bearing liabilities:
Savings accounts	$35,880	45	0.50%	$25,219	25	0.39%
NOW accounts	33,687	46	0.54	35,779	70	0.79
Money market accounts	44,773	34	0.31	48,296	37	0.31
Certificate accounts	147,641	466	1.26	139,644	441	1.26
Total interest-bearing deposits	261,981	591	0.90	248,938	573	0.92
Other bank borrowings	467	6	4.65	940	11	4.68
FHLB advances	51,827	116	0.90	26,574	61	0.92
Total interest-bearing liabilities	314,275	713	0.91%	276,452	645	0.93%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	51,435			43,816
Other liabilities	1,920			2,172
Total liabilities	367,630			322,440
Total Stockholders' Equity(1)	47,900			44,553

Total liabilities and equity	$415,530			$366,993

Net interest-earning assets	$74,924			$66,871

Net interest income; average interest rate spread(2)		$3,519	3.44%		$3,217	3.57%

Net interest margin(3)			3.62%			3.75%

Average interest-earning assets to average interest-bearing liabilities			123.84%			124.19%
 __________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2017 and 2016 (continued)

	Nine Months Ended March 31,
	2017			2016
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities	$61,846	$766	1.65%	$42,737	$586	1.83%
Loans receivable	309,292	11,600	5.00	282,948	10,821	5.10
Interest-earning deposits	5,207	23	0.59	19,657	52	0.35
Total interest-earning assets	376,345	12,389	4.39%	345,342	11,459	4.42%
Non-interest-earning assets	26,333			23,769
Total assets	$402,678			$369,111
Interest-bearing liabilities:
Savings accounts	$32,886	114	0.46%	$22,511	63	0.37%
NOW accounts	34,713	144	0.55	35,175	224	0.85
Money market accounts	46,246	109	0.32	47,544	109	0.31
Certificate accounts	140,609	1,327	1.26	143,563	1,381	1.28
Total interest-bearing deposits	254,454	1,694	0.89	248,793	1,777	0.95
Other bank borrowings	472	14	4.24	559	18	4.29
FHLB advances	46,914	300	0.85	27,751	186	0.89
Total interest-bearing liabilities	$301,840	2,008	0.89%	$277,103	1,981	0.95%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	50,646			44,210
Other liabilities	2,749			2,384
Total liabilities	355,235			323,697
Total Stockholders' Equity(1)	47,443			45,414

Total liabilities and equity	$402,678			$369,111

Net interest-earning assets	$74,505			$68,239

Net interest income; average interest rate spread(2)		$10,381	3.50%		$9,478	3.47%

Net interest margin(3)			3.68%			3.66%

Average interest-earning assets to average interest-bearing liabilities			124.68%			124.63%
 __________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Month Periods Ended March 31, 2017 and 2016 (continued)

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings, and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets which provide liquidity to meet lending requirements.  Home Federal Bank's deposit accounts with the Federal Home Loan Bank of Dallas amounted to $382,000 at March 31, 2017.

A significant portion of Home Federal Bank's liquidity consists of securities classified as available-for-sale and cash and cash equivalents.   Home Federal Bank's primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At March 31, 2017, Home Federal Bank had $42.7 million in advances from the Federal Home Loan Bank of Dallas and had $141.0 million in additional borrowing capacity.  Additionally, at March 31, 2017, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $15.5 million. There were no amounts purchased under this agreement as of March 31, 2017.

At March 31, 2017, Home Federal Bank had outstanding loan commitments of $47.0 million to originate loans.  At March 31, 2017, certificates of deposit scheduled to mature in less than one year totaled $63.3 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale as needed.

At March 31, 2017, Home Federal Bank exceeded each of its regulatory capital requirements with tangible, common equity Tier 1, core, and risk-based capital ratios of 11.01%, 16.02%, 11.01%, and 17.27%, respectively.

Off-Balance Sheet Arrangements

At March 31, 2017, the Company did not have any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.

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

ITEM 1A. RISK FACTORS

Not applicable.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities

The Company's repurchases of its common stock made during the quarter ended March 31, 2017 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a) (b)
January 1, 2017 – January 31, 2017	1,810	$27.66	1,810	105,723
February 1, 2017 – February 28, 2017	--	--	--	--
March 1, 2017 – March 31, 2017	--	--	--	--
Total	1,810	$27.66	1,810	105.723
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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: May 12, 2017	By:	/s/ Glen W. Brown
Glen W. Brown
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)