Form 10-K
period 2017-06-30
Home Federal Bancorp, Inc. of Louisiana
filed 2017-09-21
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 5(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "emerging growth company" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The aggregate value of the 1,356,741 shares of Common Stock of the Registrant issued and outstanding on December 31, 2016 which excludes an aggregate of 598,298 shares held by all directors and executive officers of the Registrant, the Registrant's Employee Stock Ownership Plan ("ESOP"), the Recognition and Retention Plan Trust ("RRP") and Employees' Savings and Profit Sharing Plan ("401(k) Plan") as a group was $36.4 million.  This figure is based on the closing sales price of $26.86 per share of the Registrant's Common Stock on December 31, 2016, the last business day of the Registrant's second fiscal quarter.  Although directors and executive officers, the ESOP, RRP and 401(k) Plan were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of September 19, 2017: 1,927,053

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14.

Home Federal Bancorp Inc. of Louisiana
Form 10-K
For the Year Ended June 30, 2017

PART I

Item 1. Business

Home Federal Bancorp, Inc. of Louisiana, a Louisiana chartered corporation ("Home Federal Bancorp" or the "Company"), is the holding company for Home Federal Bank ("Home Federal Bank" or the "Bank"). Home Federal Bank is a federally chartered stock savings bank originally organized in 1924 as Home Building and Loan Association.  The Bank reorganized into the mutual holding company structure in January 2005 and changed its name to "Home Federal Bank" in 2009 as part of its business strategy to be recognized as a community bank.  Home Federal Bank's main office and six full service branch offices are located in Shreveport and Bossier City, Louisiana and serve the Shreveport-Bossier City metropolitan area.  Home Federal Bank's business primarily consists of attracting deposits from the general public and using those funds to originate loans.

As of June 30, 2017, Home Federal Bancorp's only business activities are to hold all of the outstanding common stock of Home Federal Bank. Home Federal Bancorp is authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies, which may include the issuance of additional shares of common stock to raise capital or to support mergers or acquisitions and borrowing funds for reinvestment in Home Federal Bank.

Home Federal Bancorp does not own or lease any property but instead uses the premises, equipment, and furniture of Home Federal Bank. At the present time, Home Federal Bancorp employs only persons who are officers of Home Federal Bank to serve as officers of Home Federal Bancorp and may also use the support staff of Home Federal Bank from time to time. These persons are not separately compensated by Home Federal Bancorp.

Pursuant to the regulations under Sections 23A and 23B of the Federal Reserve Act, Home Federal Bank and Home Federal Bancorp have entered into an expense sharing agreement. Under this agreement, Home Federal Bancorp will reimburse Home Federal Bank for the time that employees of Home Federal Bank devote to activities of Home Federal Bancorp, the portion of the expense of the annual independent audit attributable to Home Federal Bancorp, and all expenses attributable to Home Federal Bancorp's public filing obligations under the Securities Exchange Act of 1934.

Market Area

Our primary market area for loans and deposits is in northwest Louisiana, particularly Caddo Parish and neighboring communities in Bossier Parish, which are located in the Shreveport-Bossier City metropolitan statistical area.

Shreveport and Bossier City are located in northern Louisiana on Interstate 20, approximately fifteen miles from the Texas state border and 185 miles east of Dallas, Texas.  Our primary market area has a diversified economy with employment in services, government, and wholesale/retail trade constituting the basis of the local economy, with service jobs being the largest component.  The majority of the services are health care related as Shreveport has become a regional hub for health care.  The casino gaming industry also supports a significant number of the service jobs.  The energy sector has a prominent role in the regional economy, resulting from oil and gas exploration and drilling.

Competition.  We face significant competition both in attracting deposits and in making loans. Our most direct competition for deposits has come historically from commercial banks, credit unions, and other savings institutions located in our primary market area, including many large financial institutions which have greater financial and marketing resources available to them. In addition, we face significant competition for investors' funds from short-term money market securities, mutual funds, and other corporate and government securities. We do not rely upon any individual group or entity for a material portion of our deposits. Our ability to attract and retain deposits depends on our ability to generally provide a rate of return, liquidity, and risk comparable to that offered by competing investment opportunities.

Our competition for real estate loans comes principally from mortgage banking companies, commercial banks, other savings institutions, and credit unions. We compete for loan originations primarily through the interest rates and loan fees we charge and the efficiency and quality of services we provide borrowers. Factors which affect competition include general and local economic conditions, current interest rate levels, and volatility in the mortgage markets. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

Lending Activities

General.  At June 30, 2017, our net loan portfolio amounted to $312.8 million, representing approximately 73.3% of total assets at that date. Historically, our principal lending activity was the origination of one-to-four family residential loans. At June 30, 2017, one-to-four family residential loans amounted to $125.3 million, or 39.6% of the total loan portfolio. Commercial real estate loans amounted to $77.9 million, or 24.6% of the total loan portfolio, at June 30, 2017.

The types of loans that we may originate are subject to federal and state laws and regulations. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and the rates offered by our competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative and tax policies, and governmental budgetary matters.

A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower, if the loans are fully secured by readily marketable securities. In addition, upon application, the Office of the Comptroller of the Currency permits a savings institution to lend up to an additional 15% of unimpaired capital and surplus to one borrower to develop domestic residential housing units. At June 30, 2017, our regulatory limit on loans to one borrower was $7.4 million, and the five largest loans or groups of loans to one borrower, including related entities, aggregated $5.1 million, $4.8 million, $4.6 million, $4.3 million and $4.3 million. Each of our five largest loans or groups of loans was originated with strong guarantor support to known borrowers in our market area and was performing in accordance with its terms at June 30, 2017.

Loans to or guaranteed by general obligations of a state or political subdivision are not subject to the foregoing lending limits.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	June 30,
	2017		2016		2015		2014		2013
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family residential(1)	$125,306	39.57%	$118,035	40.17%	$103,332	38.11%	$89,545	36.96%	$73,243	35.11%
Commercial – real estate secured:
Owner occupied	51,749	16.34	47,425	16.14	38,280	14.12	29,210	12.06	25,523	12.24
Non-owner occupied	26,196	8.27	21,772	7.41	23,800	8.78	27,056	11.17	25,646	12.30
Total commercial-real estate secured	77,945	24.61	69,197	23.55	62,080	22.90	56,266	23.23	51,169	24.54
Multi-family residential	21,281	6.72	20,661	7.03	15,246	5.62	20,368	8.41	19,587	9.39
Land	25,038	7.91	24,308	8.27	19,866	7.33	19,945	8.23	15,589	7.47
Construction	9,529	3.01	14,442	4.92	17,620	6.50	12,505	5.16	16,937	8.12
Home equity loans and second mortgage loans	1,710	0.54	1,526	0.52	2,460	0.91	2,563	1.06	2,305	1.11
Equity lines of credit	20,976	6.62	17,290	5.88	22,187	8.18	14,950	6.17	12,592	6.04
Total real estate loans	281,785	88.98	265,459	90.34	242,791	89.55	216,142	89.22	191,422	91.78
Commercial business	34,429	10.87	27,886	9.49	28,019	10.33	25,749	10.63	16,776	8.04
Consumer non-real estate loans:
Savings accounts	420	0.13	404	0.14	209	0.08	255	0.11	259	0.12
Consumer loans	63	0.02	86	0.03	110	0.04	111	0.04	128	0.06
Total non-real estate loans	34,912	11.02	28,376	9.66	28,338	10.45	26,115	10.78	17,163	8.22
Total loans	316,697	100.00%	293,835	100.00%	271,129	100.00%	242,257	100.00%	208,585	100.00%
Less:
Allowance for loan losses	(3,729)		(2,845)		(2,515)		(2,396)		(2,240)
Deferred loan fees	(196)		(163)		(187)		(298)		(266)
Net loans receivable(1)	$312,772		$290,827		$268,427		$239,563		$206,079
 _________________
(1)	Does not include loans held-for-sale amounting to $13.6 million, $11.9 million, $14.2 million, $9.4 million and $3.5 million at June 30, 2017, 2016, 2015, 2014, and 2013, respectively.

Origination of Loans.  Our lending activities are subject to written underwriting standards and loan origination procedures established by the board of directors and management. When applicable, loans originated are also subject to the underwriting standards of Fannie Mae, Freddie Mac, HUD, VA, USDA, and correspondent banks that purchase loans we originate. Loan originations are obtained through a variety of sources, primarily from existing customers, local realtors, and builders. Written loan applications are taken by one of our loan officers. The loan officer also supervises the procurement of credit reports, income and asset documentation, and other documentation involved with a loan. All appraisals are ordered through an approved appraisal management company in compliance with the Dodd-Frank Consumer Protection Act. Under our lending policy, a title insurance policy is required on most mortgage loans, with the exception of certain smaller loan amounts where our policy requires a title opinion only. We also require fire and extended coverage casualty insurance in order to protect the properties securing the real estate loans. Borrowers must also obtain flood insurance policies when the property is in a flood hazard area.

Our loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the value of the property that will secure the loan. All residential loans originated for sale to FNMA or other investor banks that receive an Approve-Eligible recommendation on the automated underwriting feedback certificate that is applicable for each loan type must be approved by a Bank mortgage underwriter. Loans that do not receive an Approve-Eligible recommendation must be approved by a Bank mortgage underwriter and the Senior Vice President of Mortgage. In addition, all loans originated to be held on the Bank's portfolio must be approved by a Bank mortgage underwriter and the Senior Vice President of Mortgage for loans up to $500,000, and for loans up to $1.0 million by the Senior Credit Officer. Commercial real estate secured loans and lines of credit and commercial business loans up to $1.0 million must be approved by the Senior Credit Officer or the President/Chief Executive Officer or the Chairman of the Board, up to $2.0 million by two of the following three officers, Senior Credit Officer, President/Chief Executive Officer, Chairman of the Board, and in excess of $2.0 million by the Executive Committee. In accordance with past practice, all loans are ratified by our board of directors.

    In the past, we purchased loans from a mortgage originator secured by single-family housing primarily located in predominantly rural areas of Texas and to a lesser extent, Tennessee, Arkansas, Alabama, Louisiana, and Mississippi. We have not purchased any such mortgage loans since fiscal 2008. The loans were generally secured by rural properties and the seller retained servicing rights. Although the loans were originated with fixed-rates, Home Federal Bank receives an adjustable-rate of interest equal to the Federal Housing Finance Board rate, with rate floors and ceilings of approximately 5.0% and 8.0%, respectively. Under the terms of the loan agreements, the seller must repurchase any loan that becomes more than 90 days delinquent. At June 30, 2017, we had approximately $6.6 million of such loans in our portfolio with an average contractual remaining term of approximately 12.5 years.

In recent periods, we have originated and sold a substantial amount of our fixed-rate conforming mortgages to correspondent banks. For the year ended June 30, 2017, we originated $127.2 million of one-to-four family residential loans and sold $111.2 million of such loans. Our residential loan originations primarily consist of rural development, FHA, and VA loans.

The following table shows total loans originated, sold, and repaid during the periods indicated.

	Year Ended June 30,
	2017	2016	2015
	(In thousands)
Loan originations:
One-to-four family residential	$127,233	$115,449	$103,052
Commercial — real estate secured:
Owner occupied	64,522	48,076	69,849
Non-owner occupied	8,313	8,169	5,307
Multi-family residential	2,979	5,914	3,035
Commercial business	51,183	33,092	48,309
Land	11,081	8,302	7,176
Construction	28,809	19,538	26,920
Home equity loans and lines of credit and other consumer	10,587	9,351	8,974
Total loan originations	304,707	247,891	272,622
Loans purchased	--	--	--
Total loan originations and loans purchased	304,707	247,891	272,622
Loans Sold	(111,171)	(101,295)	(86,806)
Loan principal repayments	(165,177)	(126,172)	(152,117)
Total loans sold and principal repayments	(276,348)	(227,467)	(238,923)
Increase (decrease) due to other items, net(1)	(6,414)	1,976	(4,835)
Net increase in loan portfolio	$21,945	$22,400	$28,864
 ___________________
(1) Other items consist of deferred loan fees, the allowance for loan losses, and loans held-for-sale at year end.

Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, we concentrate our lending activity in our primary market area in Caddo and Bossier Parishes, Louisiana and the surrounding area. Subject to our loans-to-one borrower limitation, we are permitted to invest without limitation in residential mortgage loans and up to 400% of our capital in loans secured by non-residential or commercial real estate. We also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, we may invest up to 10% of our total assets in secured and unsecured loans for commercial, corporate, business, or agricultural purposes. At June 30, 2017, we were within each of the above lending limits.

During fiscal 2017 and 2016, we sold $111.2 million and $101.3 million of loans, respectively. We recognized gain on sale of loans of $2.8 million during fiscal 2017 and $2.5 million during fiscal 2016. Loans were sold during these periods primarily to other financial institutions. Such loans were sold against forward sales commitments with servicing released and without recourse after a certain period of time, typically 90 days. The loans sold primarily consisted of long-term, fixed rate residential real estate loans. These loans were originated during this period of historically low interest rates and were sold to reduce our interest rate risk. We will continue to sell loans in the future to the extent we believe the interest rate environment is unfavorable and interest rate risk is unacceptable.

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of June 30, 2017, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	One-to- Four Family Residential	Commercial Real Estate Secured	Multi Family Residential	Commercial Business	Land	Construction	Home Equity Loans and Lines of Credit and Other Consumer	Total
	(In thousands)
Amounts due after June 30, 2017 in:
One year or less	$16,375	$14,089	$324	$13,234	$13,615	$9,332	$6,024	$72,993
After one year through two years	5,947	11,000	6,321	5,578	5,717	197	3,535	38,295
After two years through three years	5,732	6,590	722	4,354	2,882	--	1,653	21,934
After three years through five years	24,187	20,566	1,224	8,154	1,935	--	157	56,223
After five years through ten years	8,310	23,155	8,630	3,109	889	--	845	44,938
After ten years through fifteen years	8,248	2,545	2,084	--	--	--	10,859	23,736
After fifteen years	56,507	--	1,976	--	--	--	96	58,579

Total	$125,306	$77,945	$21,281	$34,429	$25,038	$9,529	$23,169	$316,697

The following table sets forth the dollar amount of all loans at June 30, 2017, before net items, due after June 30, 2018, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed-Rate	Adjustable-Rate	Total
		(In thousands)
One-to-four family residential	$100,830	$8,101	$108,931
Commercial — real estate secured	60,149	3,707	63,856
Multi-family residential	18,195	2,762	20,957
Commercial business	15,744	5,451	21,195
Land	6,402	5,021	11,423
Construction	197	--	197
Home equity loans and lines of credit and other consumer	1,733	15,412	17,145

Total	$203,250	$40,454	$243,704

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

One-to-Four Family Residential Real Estate Loans.  At June 30, 2017, $125.3 million, or 39.6%, of the total loan portfolio, before net items, consisted of one-to-four family residential loans.

The loan-to-value ratios, maturities, and other provisions of the loans made by us generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions, and underwriting standards established by us. Our current lending policy on one-to-four family residential loans generally limits the maximum loan-to-value ratio to 90% or less of the appraised value of the property, although we will lend up to a 100% loan-to-value ratio with private mortgage insurance. These loans are amortized on a monthly basis with principal and interest due each month, terms not in excess of 30 years, and generally include "due-on-sale" clauses.

At June 30, 2017, $101.7 million, or 81.2%, of our one-to-four family residential mortgage loans were fixed-rate loans. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Our fixed-rate loans generally are originated under terms, conditions, and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation and other investors in the secondary mortgage market. Consistent with our asset/liability management, we have sold a significant portion of our long-term, fixed rate loans.  Servicing is released on all loans sold except those loans sold to FNMA.  Home Federal Bank's servicing portfolio was $36.2 million at June 30, 2017.

Although we offer adjustable rate loans, substantially all of the single-family loan originations over the last few years have consisted of fixed-rate loans due to the low interest rate environment. The adjustable-rate loans held in portfolio typically have interest rates which adjust on an annual basis. These loans generally have an annual cap of 1% on any increase or decrease and a cap of 6% above or below the initial rate over the life of the loan. Such loans are underwritten based on the initial rate plus 2%. At June 30, 2017, $23.6 million, or 18.8%, of our one-to-four family residential mortgage loans were adjustable rate loans.

Commercial Real Estate Secured Loans.  As of June 30, 2017, Home Federal Bank had outstanding $77.9 million of loans secured by commercial real estate, $51.7 million, or 66.4%, of which were owner occupied. It is the current policy of Home Federal Bank to lend in a first lien position on real property occupied as a commercial business property. Home Federal Bank offers fixed and variable rate commercial real estate loans. Home Federal Bank's commercial real estate loans are limited to a maximum of 85% of the appraised value and have terms up to 15 years, however, the terms are generally no more than five years with amortization periods of 20 years or less. It is our policy that commercial real estate secured lines of credit are limited to a maximum of 85% of the appraised value of the property and shall not exceed three to five year amortizations.

Multi-Family Residential Loans.  At June 30, 2017, we had outstanding approximately $21.3 million of multi-family residential loans. Our multi-family residential loan portfolio includes income producing properties of 50 or more units and low income housing developments. We obtain personal guarantees on all properties other than those of the public housing authority for which they are not permitted.

Commercial Business Loans.  At June 30, 2017, we had outstanding approximately $34.4 million of non-real estate secured commercial loans. The business lending products we offer include lines of credit, inventory financing, and equipment loans. Commercial business loans and lines of credit carry more credit risk than other types of commercial loans. We attempt to limit such risk by making loans predominantly to small- and mid-sized businesses located within our market area and having the loans personally guaranteed by the principals involved. We have established underwriting standards in regard to business loans which set forth the criteria for sources of repayment, borrower's capacity to repay, specific financial and collateral margins, and financial enhancements such as guarantees. The primary source of repayment is cash flow from the business and the general financial strength of the borrower.

Land Loans.  As of June 30, 2017, land loans were $25.0 million, or 7.9%, of the total loan portfolio, before net items. Land loans include land which has been acquired for the purpose of development and unimproved land. Our loan policy provides for loan-to-value ratios of 50% for unimproved land loans. Land loans are originated with fixed rates and terms up to five years with longer amortizations. Although land loans generally are considered to have greater credit risk than certain other types of loans, we expect to mitigate such risk by requiring personal guarantees and identifying other secondary sources of repayment for the land loan other than the sale of the collateral. It is our practice to only originate a limited amount of loans for speculative development to borrowers with whom our lenders have a prior relationship.

    Construction Loans.  At June 30, 2017, we had outstanding approximately $9.5 million of construction loans which included loans for the construction of residential and commercial property. Our residential construction loans typically have terms of six to twelve months with a takeout letter from Home Federal for the permanent mortgage. Our commercial construction loans include owner occupied commercial properties, pre-sold property, and speculative office property. As of June 30, 2017, we held $2.7 million of speculative construction loans.

Home Equity and Second Mortgage Loans.  At June 30, 2017, we held $1.7 million of home equity and second mortgage loans. These loans are secured by the underlying equity in the borrower's residence. We do not require that we hold the first mortgage on the properties that secure the second mortgage loans. The amount of our second mortgage loans generally cannot exceed a loan-to-value ratio of 90% after taking into consideration the first mortgage loan. These loans are typically three-to-five year balloon loans with fixed rates and terms that will not exceed 10 years and contain an on-demand clause that allows us to call the loan in at any time.

Equity Lines of Credit.  We offer lines of credit secured by a borrower's equity in real estate. These loans amounted to $21.0 million, or 6.6% of the total loan portfolio, before net items, at June 30, 2017.  The unused portion of equity lines was $9.9 million at June 30, 2017.  The rates and terms of such lines of credit depend on the history and income of the borrower, purpose of the loan, and collateral. Lines of credit will not exceed 90% of the value of the equity in the collateral.

Consumer Non-Real Estate Loans.  We are authorized to make loans for a wide variety of personal or consumer purposes. We originate consumer loans primarily in order to accommodate our customers. The consumer loans at June 30, 2017 consist of loans secured by deposit accounts with us, automobile loans, overdraft, and other unsecured loans.

Consumer non-real estate loans generally have shorter terms and higher interest rates than residential mortgage loans and generally entail greater credit risk than residential mortgage loans, particularly those loans secured by assets that depreciate rapidly, such as automobiles, boats, and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the fluctuating demand for used automobiles.  We had no automobile loans at June 30, 2017.

We offer loans secured by deposit accounts held with us. These loans amounted to $420,000, or 0.13% of the total loan portfolio, before net items, at June 30, 2017. Such loans are originated for up to 100% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2%. These loans typically are payable on demand with a maturity date of one year.

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

Asset Quality

General.  During fiscal 2017, we engaged a third party to review loans, policies, and procedures. The scope of the services provided included credit underwriting, adherence to our loan policies, as well as regulatory policies, and recommendations regarding reserve allocations. We expect these reviews will be done annually.

Our collection procedures provide that when a loan is 10 days past due personal contact efforts are attempted, either in person or by telephone. At 15 days past due, a late charge notice is sent to the borrower requesting payment. If the loan is still past due at 30 days, a formal letter is sent to the borrower stating that the loan is past due and that legal action, including foreclosure proceedings, may be necessary. If a loan becomes 60 days past due and no progress has been made in resolving the delinquency, a collection letter from legal counsel is sent and personal contact is attempted. When a loan continues in a delinquent status for 90 days or more, and a repayment schedule has not been made or kept by the borrower, generally a notice of intent to foreclose is sent to the borrower. If the delinquency is not cured, foreclosure proceedings are initiated. In most cases, deficiencies are cured promptly. While we generally prefer to work with borrowers to resolve such problems, we will institute foreclosure or other collection proceedings, when necessary, to minimize any potential loss.

Loans are placed on non-accrual status when management believes the probability of collection of interest is doubtful. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. We generally discontinue the accrual of interest income when the loan becomes 90 days past due, as to principal or interest, unless the credit is well secured and we believe we will fully collect.

Real estate and other assets we acquire as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold.  At June 30, 2016, we had no real estate owned. At June 30, 2017, we had one residential lot acquired through foreclosure with a carrying value of $540,000.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	June 30,
	2017				2016
	30-89		90 or More Days		30-89		90 or More Days
	Days Overdue		Overdue		Days Overdue		Overdue
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
				(Dollars in thousands)
One-to-four family residential	23	$2,000	6	$662	37	$4,320	2	$114
Commercial — real estate secured	--	--	--	--	--	--	--	--
Multi-family residential	--	--	--	--	--	--	--	--
Commercial business	1	8	15	2,503	--	--	--	--
Land	--	--	--	--	1	555	--	--
Construction	--	--	--	--	--	--	--	--
Home equity loans and lines of credit and other consumer	3	194	1	4	3	93	--	--

Total delinquent loans	27	$2,202	22	$3,169	41	$4,968	2	$114

Delinquent loans to total net loans		0.70%		1.01%		1.71%		0.04%
Delinquent loans to total loans		0.70%		1.00%		1.69%		0.04%

Non-Performing Assets.  The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and real estate owned) at the dates indicated. We had one troubled debt restructuring included in non-accrual loans at June 30, 2013.  At June 30, 2016, we had nine commercial business loans to one borrower totaling $2.0 million that were identified as troubled debt restructurings, were performing in accordance with their modified terms, and were accruing interest.  At June 30, 2017, the nine commercial business loans to one borrower identified as troubled debt restructurings in 2016 were included in non-accrual loans.

	June 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Non-accruing loans:
One-to-four family residential	$317	$13	$13	$151	$386
Commercial — real estate secured	--	--	--	--	--
Multi-family residential	--	--	--	--	--
Commercial business	2,503	--	--	--	--
Land	--	--	--	--	--
Construction	--	--	--	--	--
Home equity loans and lines of credit and other consumer	--	--	--	27	27
Total non-accruing loans	2,820	13	13	178	413
Accruing loans 90 days or more past due:
One-to-four family residential	181	101	67	13	236
Commercial — real estate secured	--	--	--	--	--
Multi-family residential	--	--	--	--	--
Commercial business	--	--	--	--	--
Land	--	--	--	--	--
Construction	--	--	--	--	--
Home equity loans and lines of credit and other consumer	4	--	--	--	--
Total non-performing loans(1)	3,005	114	80	191	649
Real estate owned, net	540	--	40	--	--
Total non-performing assets	$3,545	$114	$120	$191	$649

Troubled debt restructurings (2)	--	1,990	--	--	--
Total non-performing assets and troubled debt restructurings	$3,545	$2,104	$120	$191	$649

Total non-performing loans as a percent of loans, net	0.96%	0.04%	0.03%	0.07%	0.31%
Total non-performing assets as a percent of total assets	0.83%	0.03%	0.03%	0.05%	0.23%
Total non-performing assets and troubled debt restructurings as a percentage of total assets	0.83%	0.55%	0.03%	0.05%	0.23%
_________________
(1) Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
(2) Troubled debt restructurings not included in non-accruing loans and accruing loans 90 days or more past due.

Property securing a residential lot loan was foreclosed on during the quarter ended March 31, 2017 and booked as real estate owned for $540,000, representing ninety percent of the appraisal value of $600,000. A charge-off was posted to the allowance for loan losses in the amount of $15,500, which was the difference between the loan balance and the $540,000 posted to real estate owned.

During the year ended June 30, 2017, the Bank had an aggregate of $4.7 million of troubled debt restructurings consisting of interest rate and payment term modifications on four commercial real estate loans to two borrowers. The four commercial real estate loans secured by ninety one-to-four family residential rental properties were acquired by dation (deed in lieu of foreclosure) during the quarter ended March 31, 2017 and posted to real estate owned with a carrying value of $1.9 million. These ninety properties had been disposed of as of June 30, 2017, with a gain of $54,000 recognized during the fourth quarter.

During the quarter ended December 31, 2016, we became aware that one of two related borrowers of the fifteen commercial business loans in the aggregate amount of $2.8 million that were classified as substandard filed for Chapter 11 (reorganization) bankruptcy protection during that period. We received principal payments in March 2017 for $272,000 and May 2017 for $10,000 reducing our exposure to $2.5 million and expect to continue to receive future monthly adequate protection payments. These loans continue to be classified as substandard, are 90 days or more past due, and are on non-accrual at June 30, 2017. We are continuing to monitor these credits and presently believe that our allowance for loan losses at June 30, 2017 is adequate. No additional losses are currently anticipated with respect to these loans.

Classified Assets.  Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard", "doubtful", and "loss". Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss, if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a higher possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful, or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset, or portion thereof, is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved. At June 30, 2017, we held $723,000 of assets designated as special mention and $3.3 million classified as substandard. The classified assets are related to six residential mortgage loans, one commercial real estate loan, fifteen commercial business loans to one borrower, one construction loan, and one land loan. There were no loans classified as doubtful or loss at June 30, 2017.

Allowance for Loan Losses.  At June 30, 2017, our allowance for loan losses amounted to $3.7 million. The allowance for loan losses is maintained at a level believed, to the best of our knowledge, to cover all known and inherent losses in the portfolio, both probable and reasonable, to be estimated at each reporting date. The level of allowance for loan losses is based on our periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing conditions. We are primarily engaged in originating single-family residential loans. Our management considers the deficiencies of all classified loans in determining the amount of allowance for loan losses required at each reporting date. Our management analyzes the probability of the correction of the substandard loans' weaknesses and the extent of any known or inherent losses that we might sustain on them. During the fiscal year 2017, we recorded a provision for loan losses of $900,000, as compared to $271,000 recorded for fiscal year 2016. The 2017 provision reflects our estimate to maintain the allowance for loan losses at a level to cover probable losses inherent in the loan portfolio.

The provision for fiscal year 2017 reflects the risks associated with our commercial lending (both real estate secured and non-real estate secured), as well as other risks in our portfolio.  Total non-performing loans increased by approximately $2.9 million as of June 30, 2017 compared to June 30, 2016.

While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

The following table shows changes in our allowance for loan losses during the periods presented.  We had $30,000, $181,000, $12,000 and $16,000 of loan charge-offs during fiscal 2017, 2015, 2014 and 2013, respectively.  There were no loan charge-offs during fiscal 2016.  Bad debt recoveries amounted to $14,000 during fiscal 2017.

	June 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Total loans outstanding at end of period	$316,697	$293,835	$271,129	$242,257	$208,585
Average loans outstanding	312,132	287,405	269,408	224,463	197,812
Allowance for loan losses, beginning of period	2,845	2,515	2,396	2,240	1,698
Provision for loan losses	900	271	300	168	558
Recoveries	14	59	--	--	--
Charge-offs	(30)	--	(181)	(12)	(16)
Allowance for loan losses, end of period	$3,729	$2,845	$2,515	$2,396	$2,240

Allowance for loan losses as a percent of non-performing loans	123.65%	2,501.99%	3,143.75%	1,254.45%	345.15%
Allowance for loan losses as a percent of loans outstanding	1.18%	0.97%	0.93%	0.99%	1.07%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	June 30,
	2017		2016		2015		2014		2013
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans

	(Dollars in thousands)
One-to-four family residential	$1,822	39.57%	$1,517	40.17%	$1,195	38.11%	$1,224	36.96%	$1,023	35.11%
Commercial – real estate secured	353	24.61	321	23.55	415	22.90	464	23.23	338	24.54
Multi-family residential	73	6.72	111	7.03	103	5.62	128	8.41	103	9.39
Commercial business	979	10.87	444	9.49	305	10.33	202	10.63	412	8.04
Land	203	7.91	201	8.27	154	7.33	168	8.23	127	7.47
Construction	147	3.01	126	4.92	146	6.50	105	5.16	146	8.12
Home equity loans and lines of credit and other consumer	152	7.31	125	6.57	197	9.21	105	7.38	91	7.33
Total	$3,729	100.00%	$2,845	100.00%	$2,515	100.00%	$2,396	100.00%	$2,240	100.00%

 Investment Securities

We have authority to invest in various types of securities, including mortgage-backed securities, U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally insured banks and savings institutions, certain bankers' acceptances, and federal funds.  Our investment strategy is established by the board of directors.

The following table sets forth certain information relating to our investment securities portfolio at the dates indicated.

	June 30,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Held-to-Maturity:
Mortgage-backed securities	$25,558	$25,190	$--	$--	$--	$--
FNBB stock	250	250	250	250	250	250
FHLB stock	2,549	2,549	2,099	2,099	1,760	1,760
Total Securities Held-to-Maturity	28,357	27,989	2,349	2,349	2,010	2,010

Securities Available-for-Sale:
Mortgage-backed securities	37,468	36,935	50,045	50,173	44,733	44,885

Total Investment Securities	$65,825	$64,924	$52,394	$52,522	$46,743	$46,895

    The following table sets forth the amount of investment securities which contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2017. The amounts reflect the fair value of our securities at June 30, 2017.

	Amounts at June 30, 2017 which Mature in
	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
	(Dollars in thousands)
Bonds and other debt securities:
Mortgage-backed securities	$11	1.95%	$61	4.37%	$43	1.93%	$62,010	1.98%
Equity securities(1):
FNBB stock	--	--	--	--	--	--	250	1.13%
FHLB stock	--	--	--	--	--	--	2,549	1.65%

Total investment securities and bank stock	$11	1.95%	$61	4.37%	$43	1.93%	$64,809	2.55%
 ____________________
(1) None of the listed equity securities has a stated maturity.

Our investment in equity securities consists primarily of FHLB stock and shares of First National Bankers Bankshares, Inc. ("FNBB").  Management monitors its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

Mortgage-backed securities represent a participation interest in a pool of one-to-four family or multi-family mortgages. The mortgage originators use intermediaries (generally U.S. Government agencies and government-sponsored enterprises) to pool and repackage the participation interests in the form of securities, with investors receiving the principal and interest payments on the mortgages. Such U.S. Government agencies and government-sponsored enterprises guarantee the payment of principal and interest to investors.

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

Our mortgage-backed securities consist of Ginnie Mae securities ("GNMA"), Freddie Mac securities ("FHLMC"), and Fannie Mae securities ("FNMA"). Ginnie Mae is a government agency within the Department of Housing and Urban Development, which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration or guaranteed by the Veterans Administration. The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government. Freddie Mac is a private corporation chartered by the U.S. Government. Freddie Mac issues participation certificates backed principally by conventional mortgage loans. Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities. Freddie Mac and Fannie Mae securities are not backed by the full faith and credit of the U.S. Government. In September 2008, the Federal Housing Finance Agency was appointed as conservator of Fannie Mae and Freddie Mac. The U.S. Department of the Treasury agreed to provide capital, as needed, to ensure that Fannie Mae and Freddie Mac continue to provide liquidity to the housing and mortgage markets.

Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements, which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize our borrowings or other obligations.

The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2017, 2016, and 2015.

	June 30,
	2017	2016	2015
	(In thousands)
Fixed rate:
GNMA	$32	$41	$50
FHLMC	8,781	10,698	147
FNMA	45,110	27,108	27,596
Total fixed rate	53,923	37,847	27,793
Adjustable rate:
GNMA	8,098	12,116	16,744
FHLMC	67	96	137
FNMA	37	114	211
Total adjustable-rate	8,202	12,326	17,092
Total mortgage-backed securities	$62,125	$50,173	$44,885

Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at June 30, 2017 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2017.

	Amounts at June 30, 2017 which Mature in
		Weighted	Over One	Weighted		Weighted
	One Year	Average	through	Average	Over	Average
	or Less	Yield	Five Years	Yield	Five Years	Yield
	(In thousands)
Fixed rate:
GNMA	$--	--%	$21	8.88%	$11	7.85%
FHLMC	--	--	--	--	8,781	1.55
FNMA	--	--	--	--	45,110	2.34
Total fixed-rate	--	--%	21	8.88%	53,902	2.21%

Adjustable rate:
GNMA	$--	--%	$--	--%	$8,098	0.39%
FHLMC	3	1.61	13	1.83	51	2.21
FNMA	8	2.06	27	2.05	2	2.14
Total adjustable-rate	11	1.95%	40	1.98%	8,151	0.40

Total	$11	1.95%	$61	4.37%	$62,053	1.97%

The following table sets forth the purchases, sales, and principal repayments of our mortgage-backed securities during the periods indicated.

	At or For the Year Ended June 30,
	2017	2016	2015
	(Dollars in thousands)
Mortgage-backed securities at beginning of period	$50,046	$44,733	$48,173
Purchases	27,234	16,722	9,843
Repayments	(14,218)	(11,392)	(11,263)
Sales	--	--	(1,954)
Amortizations of premiums and discounts, net	(36)	(17)	(66)

Mortgage-backed securities at end of period	$63,026	$50,046	$44,733

Weighted average yield at end of period	1.98%	1.77%	1.90%

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

Deposits.  We attract deposits principally from residents of Louisiana and particularly from Caddo and Bossier Parishes. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate. We utilize brokered certificates of deposit as a component of our strategy for lowering the overall cost of funds. The brokered certificates of deposit are callable by Home Federal Bank after twelve months. At June 30, 2017 and 2016, we had $11.5 million and $8.2 million, respectively, in brokered certificates of deposit.

We establish interest rates paid, maturity terms, service fees, and withdrawal penalties on a periodic basis. Management determines the rates and terms based on rates paid by competitors, the need for funds or liquidity, growth goals, and federal regulations. We attempt to control the flow of deposits by pricing our accounts to remain generally competitive with other financial institutions in the market area.

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	June 30,
	2017		2016		2015
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits

	(Dollars in thousands)
Certificate accounts:
0.00% - 0.99%	$28,293	8.60%	$46,544	16.17%	$57,103	19.95%
1.00% - 1.99%	123,037	37.39	70,606	24.53	68,242	23.84
2.00% - 2.99%	11,306	3.44	14,961	5.20	15,943	5.57
3.00% - 3.99%	--	--	386	0.13	4,684	1.64

Total certificate accounts	162,636	49.43	132,497	46.03	145,972	51.00

Transaction accounts:
Passbook savings	35,050	10.65	29,033	10.09	18,435	6.44
Non-interest bearing demand accounts	54,420	16.54	39,280	13.65	45,024	15.73
NOW accounts	34,500	10.48	37,761	13.12	31,214	10.90
Money market	42,439	12.90	49,251	17.11	45,593	15.93

Total transaction accounts	166,409	50.57	155,325	53.97	140,266	49.00

Total deposits	$329,045	100.00%	$287,822	100.00%	$286,238	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended June 30,
	2017			2016			2015
			Average			Average			Average
	Average	Interest	Rate	Average	Interest	Rate	Average	Interest	Rate
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)
Passbook savings	$33,441	$160	0.48%	$23,993	$92	0.38%	$14,762	$34	0.23%
NOW accounts	34,701	189	0.54	35,797	283	0.79	29,821	228	0.76
Money market	45,615	147	0.32	47,953	149	0.31	43,770	141	0.32
Certificates of deposit	145,445	1,860	1.28	141,160	1,805	1.28	133,605	1,831	1.37
Total interest-bearing deposits	259,202	2,356	0.91	248,903	2,329	0.94	221,958	2,234	1.01
Non-Interest bearing
demand accounts	$51,311	$--	--%	$43,100	$--	--%	$40,428	$--	--%
Total deposits	$310,513	$2,356	0.76%	$292,003	$2,329	0.80%	$262,386	$2,234	0.85%

The following table shows our deposit flows during the periods indicated.

	Year Ended June 30,
	2017	2016	2015
	(In thousands)
Net deposits (withdrawals)	$38,952	$(205)	$12,274
Interest credited	2,271	1,789	1,669
Total increase in deposits	$41,223	$1,584	$13,943

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at June 30, 2017.

	Balance at June 30, 2017
	Maturing in the 12 Months Ending June 30,
Certificates of Deposit	2018	2019	2020	Thereafter	Total
	(In thousands)
0.00% - 0.99%	$26,001	$1,524	$768	$--	$28,293
1.00% - 1.99%	42,287	28,966	32,909	18,875	123,037
2.00% - 2.99%	200	1,611	2,655	6,840	11,306
3.00% - 3.99%	--	--	--	--	--
Total certificate accounts	$68,488	$32,101	$36,332	$25,715	$162,636

The following table shows the maturities of our certificates of deposit of $100,000 or more at June 30, 2017 by time remaining to maturity.

		Weighted
	Amount	Average Rate
	(Dollars in thousands)
September 30, 2017	$8,459	0.65%
December 31, 2017	10,353	0.97
March 31, 2018	17,879	1.11
June 30, 2018	13,897	1.13
After June 30, 2018	62,624	1.64
Total certificates of deposit with balances of $100,000 or more	$113,212	1.36%

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

As of June 30, 2017, we were permitted to borrow up to an aggregate total of $205.5 million from the Federal Home Loan Bank of Dallas. We had $48.9 million and $47.7 million of Federal Home Loan Bank advances outstanding at June 30, 2017 and 2016, respectively.  Additionally, at June 30, 2017, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $15.5 million.  There were no amounts purchased under this agreement as of June 30, 2017.  At June 30, 2017, Home Federal Bancorp had available a $3.0 million line of credit agreement with First National Bankers Bank, maturing June 21, 2018.  The line is secured by 100 shares of Home Federal Bank's common stock and bears interest at the Prime Rate, which is currently 4.25% per annum.  At June 30, 2017, there were no amounts drawn on the line of credit.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year
	Ended June 30,
	2017	2016	2015
	(Dollars in thousands)
FHLB advances:
Average balance outstanding	$46,918	$30,277	$40,858
Maximum amount outstanding at any month-end during the period	56,715	47,665	49,030
Balance outstanding at end of period	48,907	47,665	38,411
Average interest rate during the period	0.92%	0.87%	0.60%
Weighted average interest rate at end of period	1.30%	0.81%	0.68%

At June 30, 2017, $37.3 million of our borrowings were short-term (maturities of one year or less). Such short-term borrowings had a weighted average interest rate of 1.17% at June 30, 2017.

The following table shows maturities of Federal Home Loan Bank advances at June 30, 2017 for the years indicated:

Years Ending June 30,	Amount
(In thousands)
2018	$37,270
2019	5,282
2020	5,295
2021	193
2022	35
Thereafter	832
Total	$48,907

Subsidiaries

At June 30, 2017, the Company had one subsidiary, Home Federal Bank.  The Bank's only subsidiary at such date was Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

Employees

Home Federal Bank had sixty full-time employees and five part-time employees at June 30, 2017. None of these employees are covered by a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.

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

Federal law provides the federal banking regulators, including the Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation, with substantial enforcement powers. The Office of the Comptroller of the Currency's enforcement authority over all savings institutions includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders, and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of the Comptroller of the Currency. Any change in these laws and regulations, whether by the Federal Deposit Insurance Corporation, Office of the Comptroller of the Currency, or Congress, could have a material adverse impact on Home Federal Bancorp and Home Federal Bank and our operations.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in 2010, the powers of the Office of Thrift Supervision regarding Home Federal Bank and Home Federal Bancorp transferred to other federal financial institution regulatory agencies on July 21, 2011. See "— 2010 Regulatory Reform." As of the transfer date, all of the regulatory functions related to Home Federal Bank that were under the jurisdiction of the Office of Thrift Supervision transferred to the Office of the Comptroller of the Currency. In addition, as of that same date, all of the regulatory functions related to Home Federal Bancorp, as a savings and loan holding company that were under the jurisdiction of the Office of Thrift Supervision, transferred to the Federal Reserve Board.

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

The following aspects of the financial reform and consumer protection act are related to the operations of Home Federal Bank:

●
The Office of Thrift Supervision merged into the Office of the Comptroller of the Currency, and the authority of the other remaining bank regulatory agencies were restructured. The federal thrift charter is preserved under the jurisdiction of the Office of the Comptroller of the Currency.

●
A new independent consumer financial protection bureau was established within the Federal Reserve Board empowered to exercise broad regulatory, supervisory, and enforcement authority with respect to both new and existing consumer financial protection laws. However, smaller financial institutions, like Home Federal Bank, are subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

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

●
Leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies were extended to thrift holding companies. However, certain smaller savings and loan holding companies, such as Home Federal Bancorp, are exempt from those capital requirements.

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

●
Public companies are now required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers and (ii) at least once every six years on whether they should have a "say on pay" vote every one, two, or three years.

●
A separate, non-binding shareholder vote is now required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions, or other transactions that would trigger the parachute payments.

●
Securities exchanges are now required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain "significant" matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

●
Stock exchanges, which do not include the OTC Bulletin Board, will be prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws and (ii) the recovery from current or former executive officers following an accounting restatement triggered by material noncompliance with securities law reporting requirements of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

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

Regulation of Home Federal Bancorp

Home Federal Bancorp, a Louisiana corporation, is a registered savings and loan holding company within the meaning of Section 10 of the Home Owners' Loan Act and is subject to examination and supervision by the Federal Reserve Board, as well as certain reporting requirements. While new capital requirements began to phase in for savings and loan holding companies on January 1, 2015, Home Federal Bancorp is currently exempt from those requirements. In addition, because Home Federal Bank is a subsidiary of a savings and loan holding company, it is subject to certain restrictions in dealing with us and with other persons affiliated with the Bank.

Holding Company Acquisitions.  Home Federal Bancorp is a savings and loan holding company under the Home Owners' Loan Act, as amended.  Federal law generally prohibits a savings and loan holding company, without prior approval of the Federal Reserve Board, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets, or more than 5% of the voting shares of the savings institution or savings and loan holding company. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the Federal Reserve Board.

The Federal Reserve Board may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state, if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Holding Company Activities.  Home Federal Bancorp operates as a unitary savings and loan holding company and is permitted to engage only in the activities permitted for financial institution holding companies or for multiple savings and loan holding companies. Multiple savings and loan holding companies are permitted to engage in the following activities: (i) activities permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the Federal Reserve Board prohibits or limits such 4(c) activities); (ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting any insurance agency or escrow business; (iv) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or (vii) activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies. Under the 2010 legislation, savings and loan holding companies became subject to statutory capital requirements. However, in May 2015, amendments to the Federal Reserve Board's small bank holding company policy statement (the "SBHC Policy") became effective.  The amendments made the SBHC Policy applicable to savings and loan holding companies, such as Home Federal Bancorp, and increased the asset threshold to qualify to be subject to the provisions of the SBHC Policy from $500 million to $1.0 billion.  Savings and loan holding companies that have total assets of $1.0 billion or less are subject to the SBHC Policy and are not required to comply with the regulatory capital requirements set forth in the table below.  Such treatment continues until Home Federal Bancorp's total assets exceed $1.0 billion or the Federal Reserve Board deems it to no longer be a small savings and loan holding company.

While there are no specific restrictions on the payment of dividends or other capital distributions for savings and loan holding companies, federal regulations do prescribe such restrictions on subsidiary savings institutions, as described below. Home Federal Bank will be required to notify the Federal Reserve Board 30 days before declaring any dividend. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Federal Reserve Board, and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

All savings associations' subsidiaries of savings and loan holding companies are required to meet a qualified thrift lender, or QTL, test to avoid certain restrictions on their operations. If the subsidiary savings institution fails to meet the QTL, as discussed below, then the savings and loan holding company must register with the Federal Reserve Board as a bank holding company, unless the savings institution requalifies as a QTL within one year thereafter.

Federal Securities Laws.  Home Federal Bancorp registered its common stock with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934. Home Federal Bancorp is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934.

The Sarbanes-Oxley Act.  As a public company, Home Federal Bancorp is subject to the Sarbanes-Oxley Act of 2002 which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our principal executive officer and principal financial officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining, and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

Volcker Rule Regulations

Regulations adopted by the federal banking agencies to implement the provisions of the Dodd-Frank Act, commonly referred to as the Volcker Rule, became effective on April 1, 2014 with full compliance being phased in over a period that ended on July 21, 2015. The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. Home Federal Bancorp is in compliance with the various provisions of the Volcker Rule regulations.

Regulation of Home Federal Bank

General.  Home Federal Bank is subject to the regulation of the Office of the Comptroller of the Currency, as its primary federal regulator, the Federal Deposit Insurance Corporation, as the insurer of its deposit accounts, and, to a limited extent, the Federal Reserve Board.

    Insurance of Accounts.  The deposits of Home Federal Bank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. Government. The 2010 financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000.  As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of and to require reporting by insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions after giving the Office of the Comptroller of the Currency an opportunity to take such action.

The Dodd-Frank Act raises the minimum reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% and requires the Federal Deposit Insurance Corporation to offset the effect of this increase on insured institutions with assets of less than $10 billion (small institutions).  In March 2016, the Federal Deposit Insurance Corporation adopted a rule to accomplish this by imposing a surcharge on larger institutions commencing when the reserve ratio reaches 1.15% and ending when it reaches 1.35%. This surcharge period began effective July 1, 2016 and is expected to end by December 31, 2018.  Small institutions will receive credits for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The credits will apply to reduce regular assessments for quarters when the reserve ratio is at least 1.35%.

Effective July 1, 2016, the Federal Deposit Insurance Corporation adopted changes that eliminated its risk-based premium system.  Under the new premium system, the Federal Deposit Insurance Corporation assesses deposit insurance premiums on the assessment base of a depository institution, which is its average total assets reduced by the amount of its average tangible equity. For a small institution (one with assets of less than $10 billion) that has been federally insured for at least five years, effective July 1, 2016, the initial base assessment rate ranges from 3 to 30 basis points, based on the institution's CAMELS composite and component ratings and certain financial ratios; its leverage ratio; its ratio of net income before taxes to total assets; its ratio of nonperforming loans and leases to gross assets; its ratio of other real estate owned to gross assets; its brokered deposits ratio (excluding reciprocal deposits if the institution is well capitalized and has a CAMELS composite rating of 1 or 2); its one year asset growth ratio (which penalizes growth adjusted for mergers in excess of 10%); and its loan mix index (which penalizes higher risk loans based on historical industry charge off rates).  The initial base assessment rate is subject to downward adjustment (not below 1.5%) based on the ratio of unsecured debt the institution has issued to its assessment base and to upward adjustment (which can cause the rate to exceed 30 basis points) based on its holdings of unsecured debt issued by other insured institutions. Institutions with assets of $10 billion or more are assessed using a scorecard method.

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

The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository institution, including Home Federal Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order, or any condition imposed by an agreement with the Federal Deposit Insurance Corporation. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the Federal Deposit Insurance Corporation. Management is aware of no existing circumstances which would result in termination of Home Federal Bank's deposit insurance.

Recent Regulatory Capital Regulations

In July of 2013, the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully-phased in on a global basis on January 1, 2019.  The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset ("RWA") ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments, and change the risk weightings of certain assets used to determine required capital ratios. Provisions of the Dodd-Frank Act generally require these capital rules to apply to savings and loan holding companies and their savings association subsidiaries. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks, such as Home Federal Bank, a common equity Tier 1 capital ratio of 4.5% became effective on January 1, 2015.  The new capital rules also increased the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development, and construction loans and more than 90-day past due exposures.  The new capital rules maintain the general structure of the prompt corrective action rules but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

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

Regulatory Capital Requirements.  Federally insured savings institutions are required to maintain minimum levels of regulatory capital. Current Office of the Comptroller of the Currency capital standards require savings institutions to satisfy a tangible capital requirement, a common equity Tier 1 capital requirement, a leverage capital requirement and a risk-based capital requirement. The tangible capital must equal at least 1.5% of adjusted total assets. The common equity Tier 1 capital component generally consists of retained earnings and common stock instruments and must equal at least 4.5% of risk-weighted assets. Leverage capital, also known as "core" capital, must equal at least 3.0% of adjusted total assets for the most highly rated savings associations. An additional cushion of at least 100 basis points is required for all other savings associations, which effectively increases their minimum Tier 1 leverage ratio to 4.0% or more. Under the Office of the Comptroller of the Currency's regulation, the most highly-rated banks are those that the Office of the Comptroller of the Currency determines are strong associations that are not anticipating or experiencing significant growth and have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, and good earnings. Under the risk-based capital requested, "total" capital (a combination of core and "supplementary" capital) must equal at least 8.0% of "risk-weighted" assets. The Office of the Comptroller of the Currency also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Core capital generally consists of common stockholders' equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. Home Federal Bank had no intangible assets at June 30, 2017. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect Home Federal Bank's regulatory capital.

In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets together with certain other items. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights range from 0% for cash and securities issued by the U.S. Government, or unconditionally backed by the full faith and credit of the U.S. Government, to 100% for loans (other than qualifying residential loans weighted at 80%) and repossessed assets.

Savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of capital as defined by generally accepted accounting principles.

    At June 30, 2017, Home Federal Bank exceeded all of its regulatory capital requirements with tangible, common equity Tier 1, core, and risk-based capital ratios of 11.06%, 16.14%, 11.06% and 17.39%, respectively.

Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the Office of the Comptroller of the Currency or the Federal Deposit Insurance Corporation. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of federal deposit insurance, and the appointment of a conservator or receiver. The Office of the Comptroller of the Currency's capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

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

In addition, an institution is "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Office of the Comptroller of the Currency may not reclassify a significantly undercapitalized institution as critically undercapitalized).

An institution, generally, must file a written capital restoration plan which meets specified requirements within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized, or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.

At June 30, 2017, Home Federal Bank was deemed a well-capitalized institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

Capital Distributions.  Office of the Comptroller of the Currency regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases, and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for Office of the Comptroller of the Currency approval of the capital distribution if either (i) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (ii) the institution would not be at least adequately capitalized following the distribution, (iii) the distribution would violate any applicable statute, regulation, agreement, or Office of the Comptroller of the Currency-imposed condition, or (iv) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions must still file a notice with the Office of the Comptroller of the Currency at least 30 days before the board of directors declares a dividend or approves a capital distribution if either (i) the institution would not be well-capitalized following the distribution; (ii) the proposed distribution would reduce the amount or retire any part of our common or preferred stock or retire any part of a debt instrument included in our regulatory capital, or (iii) the savings institution is a subsidiary of a savings and loan holding company, and the proposed capital distribution is not a cash dividend.  If a savings institution, such as Home Federal Bank, that is the subsidiary of a savings and loan holding company has filed a notice with the Federal Reserve Board for a cash dividend and is not required to file an application or notice with the Office of the Comptroller of the Currency for any of the reasons described above, then the savings institution is only required to provide an informational copy to the Office of the Comptroller of the Currency of the notice filed with the Federal Reserve Board at the same time that it is filed with the Federal Reserve Board.

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

Under federal rules, an insured depository institution may not pay any dividend, if payment would cause it to become undercapitalized, or if it is already undercapitalized. In addition, federal regulators have the authority to restrict or prohibit the payment of dividends for safety and soundness reasons. The Federal Deposit Insurance Corporation also prohibits an insured depository institution from paying dividends on its capital stock or interest on its capital notes or debentures (if such interest is required to be paid only out of net profits) or distributing any of its capital assets while it remains in default in the payment of any assessment due the Federal Deposit Insurance Corporation. Home Federal Bank is currently not in default in any assessment payment to the Federal Deposit Insurance Corporation.

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

At June 30, 2017, Home Federal Bank believes that it meets the requirements of the QTL test.

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

Limitations on Transactions with Affiliates.  Transactions between a savings association and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners' Loan Act. An affiliate of a savings association is any company or entity which controls the savings association or that is controlled by a company that controls the savings association. In a holding company context, the holding company of a savings association (such as Home Federal Bancorp) and any companies which are controlled by such holding company are affiliates of the savings association. Generally, Section 23A limits the extent to which the savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to "covered transactions" as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings association as those provided to a non-affiliate. The term "covered transaction" includes the making of loans to, purchase of assets from, and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a savings association to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, a savings association is prohibited from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes, or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners' Loan Act place restrictions on loans to executive officers, directors, and principal shareholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer, and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association's loans to one borrower limit (generally equal to 15% of the association's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the savings association and (ii) does not give preference to any director, executive officer, or principal shareholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the savings association's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. Home Federal Bank currently is subject to Section 22(g) and (h) of the Federal Reserve Act and at June 30, 2017, was in compliance with the above restrictions.

Incentive Compensation. Guidelines adopted by the federal banking agencies pursuant to the FDIA prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder.

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

In April 2011, the federal banking agencies and the Securities and Exchange Commission jointly published proposed rulemaking designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk-taking.  Those proposed regulations apply only to a financial institution or its holding company with $1 billion or more of assets. In June 2016, the federal banking agencies and the Securities Exchange Commission published a new proposed rule to revise the 2011 proposal and to implement those provisions.

The scope and content of the U.S. banking regulators' policies on incentive compensation are continuing to develop. It cannot be determined at this time whether a final rule will be adopted, and whether compliance with such a final rule will adversely affect the ability of Home Federal Bancorp and Home Federal Bank to hire, retain, and motivate their key employees.

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

Anti-Money Laundering.  All financial institutions, including savings associations, are subject to federal laws that are designed to prevent the use of the U.S. financial system to fund terrorist activities. Financial institutions operating in the United States must develop anti-money laundering compliance programs, due diligence policies, and controls to ensure the detection and reporting of money laundering. Such compliance programs are intended to supplement compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. Home Federal Bank has established policies and procedures to ensure compliance with these provisions.

Federal Home Loan Bank System.  Home Federal Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administer a home financing credit function primarily for its members. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. The Federal Home Loan Bank of Dallas is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At June 30, 2017, Home Federal Bank had $48.9 million of Federal Home Loan Bank advances and $135.0 million available on its credit line with the Federal Home Loan Bank.

As a member, Home Federal Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to 0.06% of its total assets. At June 30, 2017, Home Federal Bank had $2.5 million in Federal Home Loan Bank stock, which was in compliance with the applicable requirement.

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

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve Bank. At June 30, 2017, Home Federal Bank had met its reserve requirement.

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

    Method of Accounting.  For federal income tax purposes, Home Federal Bank reports income and expenses on the accrual method of accounting and used a June 30 tax year in 2017 for filing its federal income tax return.

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

At June 30, 2017, the total federal pre-1988 reserve was approximately $3.3 million. The reserve reflects the cumulative effects of federal tax deductions by Home Federal Bank for which no federal income tax provisions have been made.

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

Corporate Dividends-Received Deduction.  Home Federal Bancorp may exclude from its income 100% of dividends received from Home Federal Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is 80% in the case of dividends received from corporations which a corporate recipient owns less than 80% but at least 20% of the distribution corporation. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received.

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

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

    Not applicable.

Item 2. Properties

We currently conduct business from our four full-service banking offices located in Shreveport, Louisiana and two full-service banking offices located in Bossier City, Louisiana. Our home office is located in Shreveport, Louisiana. The following table sets forth certain information, as of June 30, 2017, relating to Home Federal Bank's offices, two parcels of land for possible future branch offices, and one property acquired for potential future administrative offices which is presently vacant.

Description/Address	Leased/Owned		Net Book Value of Property	Amount of Deposits
			(In thousands)
Building (Home Office) 222 Florida Street, Shreveport, LA	Owned		$ 1,642	$ --
Building/ATM (Market Street Branch) 624 Market Street, Shreveport, LA	Owned		974	113,116
Building/ATM (Youree Drive Branch) 6363 Youree Drive, Shreveport, LA	Owned	(1)	194	103,398
Building/ATM (Mansfield Road Branch) 9300 Mansfield Road., Suite 101, Shreveport, LA	Leased		126	48,194
Building/ATM (Viking Drive Branch) 2555 Viking Drive, Bossier City, LA	Owned		2,699	33,735
Building/ATM (Stockwell Branch) 7964 E. Texas Street, Bossier City, LA	Owned		1,819	20,418
Building/ATM (Northwood Branch) 5841 North Market Street, Shreveport, LA	Owned		1,783	10,184
Building (2) 614 Market Street, Shreveport, LA	Owned		391	--
Lots 1-5, Block 1 Highway 171 South, Stonewall, LA	Owned		765	--
Land 901 Pierremont Road, Shreveport, LA	Owned		1,294	--
_______________
(1)	The building is owned but the land is subject to an operating lease which was renewed effective December 1, 2008 for a ten-year period.
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

	Stock Price per Share		Cash Dividends
Quarter Ended	High	Low	per Share
Fiscal 2017:
June 30, 2017	$29.89	$24.50	$0.09
March 31, 2017	28.95	27.00	0.09
December 31, 2016	27.00	23.52	0.09
September 30, 2016	23.60	21.36	0.09

Fiscal 2016:
June 30, 2016	$22.55	$21.45	$0.08
March 31, 2016	23.25	22.00	0.08
December 31, 2015	25.00	22.34	0.08
September 30, 2015	27.37	20.19	0.08

At September 19, 2017, Home Federal Bancorp had 205 shareholders of record.

The information for all equity based and individual compensation arrangements is incorporated by reference from Item 11 hereof.

(b) Not applicable.

(c) Purchases of Equity Securities.

The Company's repurchases of its common stock made during the quarter ended June 30, 2017 are set forth in the table below, including stock-for-stock option exercises and shares delivered by "attestation" for the exercise of outstanding stock options.

				Maximum
			Total Number of	Number of Shares
		Average	Shares Purchased	That May Yet Be
	Total Number	Price	as Part of Publicity	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs (a) (b)
April 1, 2017 – April 30, 2017	1,500	$27.84	1,500	104,223
May 1, 2017 – May 31, 2017	392	29.30	392	103,831
June 1, 2017 – June 30, 2017	--	--	--	103,831
Total	1,892	$28.15	1,892	103,831
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

Item 6. Selected Financial Data

Set forth below is selected consolidated financial and other data of Home Federal Bancorp. The information at or for the years ended June 30, 2017 and 2016 is derived in part from the audited financial statements that appear in this Form 10-K. The information at or for the years ended June 30, 2015, 2014 and 2013 is also derived from audited financial statements that do not appear in this Form 10-K.

	At June 30,
	2017	2016	2015	2014	2013
	(In thousands)
Selected Financial and Other Data:
Total assets	$426,606	$381,701	$369,833	$329,529	$277,155
Cash and cash equivalents	11,905	4,756	21,166	13,633	3,685
Securities available for sale	36,935	50,173	44,885	48,434	47,961
Securities held to maturity	28,357	2,349	2,010	1,765	1,465
Loans held-for-sale	13,631	11,919	14,203	9,375	3,464
Loans receivable, net	312,722	290,827	268,427	239,563	206,079
Deposits	329,045	287,822	286,238	272,295	211,922
Federal Home Loan Bank advances	48,907	47,665	38,411	12,897	21,662
Total Stockholders' equity	46,246	43,392	43,386	42,779	41,982

	As of or for the Year Ended June 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share amounts)
Selected Operating Data:
Total interest income	$16,892	$15,458	$14,772	$13,173	$13,154
Total interest expense	2,803	2,610	2,481	2,336	2,579
Net interest income	14,089	12,848	12,291	10,837	10,575
Provision for loan losses	900	271	300	168	558
Net interest income after provision for loan losses	13,189	12,577	11,991	10,669	10,017
Total non-interest income	3,893	3,254	2,961	2,340	3,424
Total non-interest expense	11,672	10,810	9,936	8,933	8,683
Income before income tax expense	5,410	5,021	5,016	4,076	4,758
Income tax expense	1,758	1,644	1,661	1,332	1,628
Net income	$3,652	$3,377	$3,355	$2,744	$3,130
Earnings per share of common stock:
Basic	$2.01	$1.80	$1.70	$1.33	$1.34
Diluted	$1.91	$1.74	$1.65	$1.29	$1.31

Selected Operating Ratios(1):
Average yield on interest-earning assets	4.44%	4.46%	4.52%	4.76%	5.05%
Average rate on interest-bearing liabilities	0.91	0.93	0.94	1.07	1.25
Average interest rate spread(2)	3.53	3.53	3.58	3.69	3.80
Net interest margin(2)	3.70	3.71	3.76	3.92	4.06
Average interest-earning assets to average interest-bearing liabilities	124.16	123.95	124.37	126.91	126.77
Net interest income after provision for loan losses to non-interest expense	113.00	116.35	120.68	119.43	115.36
Total non-interest expense to average assets	2.87	2.92	2.84	3.01	3.14
Efficiency ratio(3)	64.91	67.13	65.14	67.79	62.03
Return on average assets	0.90	0.91	0.96	0.92	1.13
Return on average equity	7.80	7.44	7.45	6.22	6.86
Average equity to average assets	11.49	12.23	12.86	14.84	16.48
Dividend payout ratio	19.31	19.53	18.26	20.08	20.19

(Footnotes on following page)

	As of or for the Year Ended June 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share amounts)
Selected Quality Ratios(4):
Non-performing loans as a percent of total loans receivable	0.95%	0.04%	0.03%	0.07%	0.31%
Non-performing assets as a percent of total assets	0.83	0.03	0.03	0.05	0.23
Allowance for loan losses as a percent of total loans receivable	1.18	0.97	0.93	0.99	1.07
Net charge-offs to average loans receivable	0.01	--	0.07	0.01	0.01
Allowance for loan losses as a percent of non-performing loans	123.65	2,501.99	3,143.75	1,254.45	345.15
Bank Capital Ratios(4):
Tangible capital ratio	11.06%	11.81%	11.81%	12.74%	15.16%
Core capital ratio	11.06	11.81	11.81	12.74	15.16
Total capital ratio	17.39	17.77	18.85	21.35	25.48

Other Data:
Offices (branch and home)	7	7	6	5	5
Employees (full-time)	60	55	58	46	47
__________________
(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Our profitability depends primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, investment securities, and interest-earning deposits in other institutions, and interest expense on interest-bearing deposits and borrowings from the Federal Home Loan Bank of Dallas. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. Our profitability also depends, to a lesser extent, on non-interest income, provision for loan losses, non-interest expenses, and federal income taxes. Home Federal Bancorp, Inc. of Louisiana had net income of $3.65 million in fiscal 2017 compared to net income of $3.38 million in fiscal 2016.

Our business consists primarily of originating single-family real estate loans secured by property in our market area and to a lesser extent, commercial real estate loans, commercial business loans, and real estate secured lines of credit which typically have higher rates and shorter terms than single-family loans. Although our loans are primarily funded by certificates of deposit, which typically have a higher interest rate than passbook accounts, it is our policy to require commercial customers to have a deposit relationship with us, which primarily consist of NOW accounts.  Due to the continued low interest rate environment, we have sold a substantial amount of our fixed rate single-family residential loan originations in recent periods. We have also sold investment securities available-for-sale to realize gains in the portfolio. Because of a decrease in our average rate of return and volume increase of interest earning assets, our net interest margin decreased from 3.71% to 3.70% during fiscal 2017 compared to 2016, and our net interest income increased to $14.1 million for fiscal 2017 as compared to $12.8 million for fiscal 2016. We expect to continue to emphasize consumer and commercial lending in the future in order to improve the yield on our portfolio.

Home Federal Bancorp's operations and profitability are subject to changes in interest rates, applicable statutes and regulations, and general economic conditions, as well as other factors beyond our control.

Business Strategy

Our business strategy is focused on operating a growing and profitable community-oriented financial institution. Our current business strategy includes:

●
Continuing to Grow and Diversify Our Loan Portfolio. We intend to grow and continue to diversify of loan portfolio by, among other things, emphasizing the origination of commercial real estate and business loans.  At June 30, 2017, our commercial real estate loans amounted to $77.9 million, or 24.61% of the total loan portfolio. Our commercial business loans amounted to $34.4 million, or 10.87% of the total loan portfolio. Commercial real estate, commercial business, construction and development, and consumer loans all typically have higher yields and are more interest sensitive than long-term single-family residential mortgage loans.

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

●
Managing Our Expenses.  We have incurred significant additional expenses related to personnel and infrastructure in recent periods as we implemented our business strategy. Our total non-interest expense increased $862,000, or 8.0%, in fiscal 2017 compared to 2016. Our efficiency ratio for 2017 was 64.9% compared to 67.1% for fiscal 2016.

●
Enhancing Core Earnings.  We expect to continue to emphasize commercial real estate and business loans, which generally bear interest rates higher than residential real estate loans, and sell a substantial part of our fixed rate residential mortgage loan originations.

●
Expanding Our Franchise in our Market Area and Contiguous Communities.  We intend to continue to pursue opportunities to expand our market area by opening additional de novo banking offices and possibly through acquisitions of other financial institutions and banking related businesses. We expect to focus on contiguous areas to our current locations in Caddo and Bossier Parishes.

●
Maintain Our Asset Quality.  At June 30, 2017, our non-performing assets totaled $3.5 million, or 0.83% of total assets. We had one parcel of real estate owned with a carrying value of $540,000 at June 30, 2017. We intend to continue to stress maintaining high asset quality, even as we continue to grow our institution and diversity our loan portfolio.

●
Cross-Selling Products and Services and Emphasizing Local Decision Making.  We have promoted cross-selling products and services in our branch offices and emphasized our local decision making and streamlined loan approval process.

Critical Accounting Policies

In reviewing and understanding financial information for Home Federal Bancorp, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements. These policies are described in Note 1 of the notes to our consolidated financial statements included in Item 8 of this document. Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

Allowance for Loan Losses.  We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. The allowance for loan losses represents management's estimate for probable losses that are inherent in our loan portfolio but which have not yet been realized as of the date of our consolidated balance sheet. It is established through a provision for loan losses charged to earnings. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will cover known and inherent losses in the loan portfolio based on evaluations of the collectability of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impacted loans, value of collateral, estimated losses on our commercial and residential loan portfolios, and general amounts for historical loss experience. All of these estimates may be susceptible to significant changes as more information becomes available.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. Historically, our estimates of the allowance for loan loss have not required significant adjustments from management's initial estimates. In addition, the Office of the Comptroller of the Currency as an integral part of their examination processes periodically reviews our allowance for loan losses. The Office of the Comptroller of the Currency may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management's estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

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

Changes in Financial Condition

Home Federal Bancorp's total assets increased $44.9 million, or 11.8%, to $426.6 million at June 30, 2017 compared to $381.7 million at June 30, 2016. This increase was primarily due to increases in net loans receivable of $21.9 million, investment securities of $12.8 million, cash and cash equivalents of $7.1 million, loans held for sale of $1.7 million, deferred tax asset of $617,000, real estate owned of $540,000, and bank owned life insurance of $145,000.   These increases were partially offset by a decrease in premises and equipment of $147,000.

Loans receivable, net increased $21.9 million, or 7.5%, from $290.8 million at June 30, 2016 to $312.8 million at June 30, 2017. The increase in loans receivable, net was attributable primarily to increases in one-to-four family residential loans of $7.3 million, commercial real estate loans of $8.7 million, commercial business loans of $6.5 million,   equity lines of credit of $3.7 million, multi-family residential of $620,000 and land loans of $730,000, partially offset by a decrease of $4.9 million in construction loans at June 30, 2017, compared to the prior year period. At June 30, 2017, the balance of purchased loans approximated $6.6 million, which consisted solely of one-to-four family residential loans purchased from a mortgage originator headquartered in Arkansas. We have not purchased any loans since fiscal 2008. In recent years, there have been significant loan prepayments due to the heavy volume of loan refinancing, however, the rate of prepayments has been slowing. With interest rates continuing at historical lows, management is reluctant to invest in long-term, fixed rate mortgage loans for the portfolio and instead sells the majority of the long-term, fixed rate mortgage loan production.

In recent periods we diversified the loan products we offer and increased our efforts to originate higher yielding commercial real estate loans and lines of credit and commercial business loans which were deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans. As of June 30, 2017, Home Federal Bank had $77.9 million of commercial real estate loans, 24.6% of the total loan portfolio, and $34.4 million of commercial business loans, 10.9% of the total loan portfolio. Although commercial loans are generally considered to have greater credit risk than other certain types of loans, we attempt to mitigate such risk by originating such loans in our market area to known borrowers.

    Securities available-for-sale decreased $13.2 million, or 26.4%, from $50.2 million at June 30, 2016 to $36.9 million at June 30, 2017. This decrease resulted primarily from normal principal pay downs on mortgage backed securities.

             Securities held-to-maturity increased $26.0 million, from $2.3 million at June 30, 2016 to $28.4 million at June 30, 2017.  This increase was primarily due to the purchase of $27.2 million of mortgage backed securities, partially offset by normal principal pay downs of $1.2 million on these securities.  We chose to place these securities in held-to-maturity as part of our interest rate risk management strategy.

Cash and cash equivalents decreased $7.1 million, or 150.3%, from $4.8 million at June 30, 2016 to $11.9 million at June 30, 2017. The net increase in cash and cash equivalents was primarily attributable to a $5.6 million increase in federal funds sold.

Total liabilities increased $42.1 million, or 12.4%, from $338.3 million at June 30, 2016 to $380.4 million at June 30, 2017 due primarily to an increase of $41.2 million, or 14.3%, in deposits and an increase in advances from the Federal Home Loan Bank of $1.2 million, or 2.6%.  The increase in borrowings was primarily used to fund the increase in investment securities at June 30, 2017. The increase in deposits was primarily due to a $6.0 million, or 20.7%, increase in savings accounts from $29.0 million at June 30, 2016 to $35.1 million at June 30, 2017, certificate of deposit accounts increased $30.1 million, or 22.7%, from $132.5 million at June 30, 2016 to $162.6 million at June 30, 2017 and non-interest bearing accounts increased $15.1 million, or 38.5%, from $39.3 million at June 30, 2016 to $54.4 million at June 30, 2017.  These increases were partially offset by a decrease of $3.3 million, or 8.6%, in now accounts from $37.8 million at June 30, 2016 to $34.5 million at June 30, 2017 and a decrease of $6.8 million, or 13.8%, in money market deposits from $49.3 million at June 30, 2016 to $42.4 million at June 30, 2017.  The increase in certificates of deposit was primarily due to the acquisition of an $8.0 million certificate of deposit from one depositor during the quarter ended March 31, 2017.  At June 30, 2017, the Company had $11.5 million in brokered deposits compared to $8.2 million at June 30, 2016. The increase in brokered deposits is due to purchases of $10.0 million in brokered deposits during the year ended June 30, 2017, partially offset by $6.7 million of brokered deposits that had matured during the year. The brokered certificates of deposit which have maturity dates greater than twelve months are callable by Home Federal Bank after twelve months pursuant to early redemption provisions.

Stockholders' equity increased $2.8 million, or 6.6%, to $46.2 million at June 30, 2017 from $43.4 million at June 30, 2016.  Increases to stockholders' equity consisted of net income of $3.7 million, the vesting of restricted stock awards, stock options, and the release of employee stock ownership plan shares totaling $927,000, and proceeds from the issuance of common stock from the exercise of stock options of $61,000. These increases were partially offset by dividends paid totaling $705,000, the acquisition of Company stock in the amount of $645,000, and a decrease in the Company's accumulated other comprehensive income of $436,000. The change in accumulated other comprehensive income was primarily due to the change in net unrealized gain or loss on securities available-for-sale. The net unrealized gain or loss on securities available-for-sale is affected by interest rate fluctuations. Generally, an increase in interest rates will have an adverse impact, while a decrease in interest rates will have a positive impact.

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

	June 30,
	2017			2016
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$63,061	$1,093	1.73%	$43,562	$774	1.78%
Loans receivable(1)	312,132	15,763	5.05	287,405	14,628	5.09
Interest-earning deposits	5,312	36	0.68	15,604	56	0.36
Total interest-earning assets	380,505	16,892	4.44%	346,571	15,458	4.46%
Non-interest-earning assets	26,832			24,110
Total assets	$407,337			$370,681
Interest-bearing liabilities:
Savings accounts	33,441	160	0.48%	23,993	92	0.38%
NOW accounts	34,701	189	0.54	35,797	283	0.79
Money market accounts	45,615	147	0.32	47,953	149	0.31
Certificate accounts	145,445	1,860	1.28	141,160	1,805	1.28
Total deposits	259,202	2,356	0.91	248,903	2,329	0.94
FHLB advances and other borrowings	47,272	447	0.95	30,698	281	0.92
Total interest-bearing liabilities	306,474	2,803	0.91%	279,601	2,610	0.93%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	51,311			43,100
Other liabilities	2,756			2,590
Total liabilities	360,541			325,291
Total stockholders' equity(2)	46,796			45,390

Total liabilities and equity	$407,337			$370,681

Net interest-earning assets	$74,031			$66,970

Net interest income; average interest rate spread(3)		$14,089	3.53%		$12,848	3.53%

Net interest margin(4)			3.70%			3.71%

Average interest-earning assets to average interest-bearing liabilities			124.16%			123.95%
__________________
(1)	Includes loans held for sale.	.
(2)	Includes retained earnings and accumulated other comprehensive loss.
(3)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by net average interest-earning assets.

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

	2017 vs. 2016			2016 vs. 2015
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(In thousands)
Interest income:
Investment securities	$(28)	$347	$319	$(61)	$(161)	$(222)
Loans receivable, net	(124)	1,259	1,135	(54)	920	866
Interest-earning deposits	17	(37)	(20)	16	26	42

Total interest-earning assets	(135)	1,569	1,434	(99)	785	686

Interest expense:
Savings accounts	32	36	68	37	21	58
NOW accounts	(85)	(9)	(94)	10	45	55
Money market accounts	5	(7)	(2)	(5)	13	8
Certificate accounts	--	55	55	(130)	104	(26)

Total deposits	(48)	75	27	(88)	183	95
FHLB advances and other borrowings	14	152	166	95	(61)	34
Total interest-bearing liabilities	(34)	227	193	7	122	129

Increase (Decrease) in net interest income	$(101)	$1,342	$1,241	$(106)	$663	$557

Comparison of Operating Results for the Years Ended June 30, 2017 and 2016

General.  Net income amounted to $3.7 million for the year ended June 30, 2017, reflecting an increase of $275,000 compared to net income of $3.4 million for the year ended June 30, 2016. This increase was due to a $1.2 million increase in net interest income and a $639,000 increase in non-interest income, partially offset by an $862,000 increase in non-interest expense, an increase of $629,000 in the provision for loan losses, and a $114,000 increase in the provision for income taxes.

Net Interest Income.  Net interest income amounted to $14.1 million for fiscal year 2017, an increase of $1.2 million, or 9.7%, compared to $12.8 million for fiscal year 2016. The increase was due primarily to an increase of $1.4 million in total interest income, partially offset by a $193,000 increase in interest expense.

The average interest rate spread was 3.53% for both fiscal 2016 to and fiscal 2017, while the average balance of interest-earning assets increased from $346.6 million to $380.5 million during the same periods. The percentage of average interest-earning assets to average interest-bearing liabilities increased slightly to 124.16% for fiscal 2017 compared to 123.95% for fiscal 2016. The constant average interest rate spread reflects the two basis point decline in average yield on interest earning assets which is offset by a two basis point decrease in average cost of funds in fiscal 2017 compared to fiscal 2016.  The average rate paid on certificates of deposit remained constant 1.28% for both fiscal 2017 and 2016. Net interest margin decreased to 3.70% for fiscal 2017 compared to 3.71% for fiscal 2016.

Interest income increased $1.4 million, or 9.3%, to $16.9 million for fiscal 2017 compared to $15.5 million for fiscal 2016, primarily due to an increase in interest income from loans of $1.1 million for fiscal 2017 compared to 2016.  The aggregate interest income from investment and mortgage-backed securities increased $296,000 for the same period. A decrease in average yield on interest-earning assets primarily resulted from the decrease in the average yields on loans and investment securities during the period. The increase in the average balance of loans receivable was primarily due to new loans originated by our commercial lending division.  The average yield of the loan portfolio decreased four basis points during fiscal 2017.

    Interest expense increased $193,000, or 7.4%, to $2.8 million for fiscal 2017 compared to $2.6 million for fiscal 2016, primarily as a result of increases in the average balance of interest-bearing deposits, partially offset by a decrease in the overall average rate paid on interest-bearing liabilities.  Interest paid on deposits and borrowings both increased during fiscal 2017.

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

An allowance is also established for uncollectible interest on loans classified as substandard. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received. When, in management's judgment, the borrower's ability to make interest and principal payments is back to normal, the loan is returned to accrual status.

A provision of $900,000 was made to the allowance during fiscal 2017, compared to a provision of $271,000 in fiscal 2016.  The increase in the provision for loan losses was primarily due to the increased level of non-performing assets. At June 30, 2017, we had $3.5 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $114,000 of non-performing assets at June 30, 2016, consisting of four single-family residential loans, one line of credit loan, fifteen commercial business loans, and other real estate owned at June 30, 2017, compared to two single family residential loans at June 30, 2016.  At June 30, 2017, we had four single family residential loans, one commercial real estate loan, and fifteen commercial business loans to two borrowers classified as substandard compared to two single family residential loans, one commercial real estate loan, and nine commercial business loans to one borrower at June 30, 2016 classified as substandard. There were no loans classified as doubtful at June 30, 2017 or 2016.  During the quarter ended December 31, 2016, we became aware that one of two related borrowers of the fifteen commercial business loans in the aggregate amount of $2.8 million that were classified as substandard filed for Chapter 11 (reorganization) bankruptcy protection during that period.  We received principal payments in March 2017 for $272,000 and May 2017 for $10,000 reducing our exposure to $2.5 million and expect to continue to receive future monthly adequate protection payments.   These loans continue to be classified as substandard and are on non-accrual at June 30, 2017.  We are continuing to monitor these credits and presently believe that our allowance for loan losses at June 30, 2017 is adequate.  No additional losses are currently anticipated with respect to these loans.

Non-Interest Income.  Non-interest income amounted to $3.9 million for the year ended June 30, 2017, an increase of $639,000, or 19.6%, compared to non-interest income of $3.3 million for the year ended June 30, 2016. The increase was primarily due to a $283,000 increase in gain on sale loans, a $200,000 increase in service charges on deposit accounts, a $164,000 gain on sale of real estate and $4,000 increase in other non-interest income, partially offset by a $12,000 decrease in income on bank owned life insurance.

Non-Interest Expense.  Non-interest expense increased $862,000, or 8.0%, in fiscal 2017, largely due to increases in compensation and benefits of $340,000, advertising expense of $187,000, occupancy and equipment expense of $161,000, legal fees of $83,000, data processing expense of $49,000, loan and collection expense of $46,000, franchise and bank shares taxes of $34,000 and other non-interest expense of $28,000.  Non-interest expense increases were partially offset by decreases of $65,000 in deposit insurance premiums and $1,000 in audit and examination fees.

Provision for Income Tax Expense.  The provision for income taxes amounted to $1.8 million and $1.6 million for the fiscal years ended June 30, 2017 and 2016, respectively. Our effective tax rate was 32.5% for fiscal 2017 and 32.7% for fiscal 2016.

Exposure to Changes in Interest Rates

Our ability to maintain net interest income depends upon our ability to earn a higher yield on interest-earning assets than the rates we pay on deposits and borrowings. Our interest-earning assets consist primarily of securities available-for-sale and long-term residential and commercial mortgage loans, which have fixed rates of interest. Consequently, our ability to maintain a positive spread between the interest earned on assets and the interest paid on deposits and borrowings can be adversely affected when market rates of interest rise.

Although long-term, fixed-rate mortgage loans made up a significant portion of our interest-earning assets at June 30, 2017, we sold a substantial amount of our one-to-four family residential loans we originated and maintained a significant portfolio of available-for-sale securities during the past few years in order to better position the Company for a rising interest rate environment in the long term.  At June 30, 2017 and 2016, securities available-for-sale amounted to $36.9 million and $50.2 million, respectively, or 8.7% and 13.1%, respectively, of total assets at such dates.

Quantitative Analysis.  The Office of the Comptroller of the Currency provides a quarterly report on the potential impact of interest rate changes upon the market value of portfolio equity. Management reviews the quarterly reports from the Office of the Comptroller of the Currency, which show the impact of changing interest rates on net portfolio value. Net portfolio value is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts.

Net Portfolio Value.  Our interest rate sensitivity is monitored by management through the use of a model which internally generates estimates of the change in our net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of June 30, 2017:

Change in Interest Rates in	Net Portfolio Value			NPV as % of Portfolio Value of Assets
Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
300	$43,589	$(3,247)	(6.93)%	11.21%	(0.21)%
200	45,791	(1,045)	(2.23)	11.58	0.16
100	46,052	(784)	(1.67)	11.38	(0.04)
Static	46,836	--	--	11.42	--
(100)	46,804	(32)	(0.07)	11.10	(0.32)
(200)	45,024	(1,812)	(3.87)	10.49	(0.93)

Qualitative Analysis.  Our ability to maintain a positive "spread" between the interest earned on assets and the interest paid on deposits and borrowings is affected by changes in interest rates. Our fixed-rate loans generally are profitable, if interest rates are stable or declining since these loans have yields that exceed our cost of funds. If interest rates increase, however, we would have to pay more on our deposits and new borrowings, which would adversely affect our interest rate spread. In order to counter the potential effects of dramatic increases in market rates of interest, we have underwritten our mortgage loans to allow for their sale in the secondary market. Total loan originations amounted to $304.7 million for fiscal 2017 and $247.9 million for fiscal 2016, while loans sold amounted to $111.2 million and $101.3 million during the same respective periods. We have invested excess funds from loan payments and prepayments and loan sales in investment securities classified as available-for-sale. As a result, Home Federal Bancorp is not as susceptible to rising interest rates as it would be if its interest-earning assets were primarily comprised of long-term fixed rate mortgage loans. With respect to its floating or adjustable rate loans, Home Federal Bancorp writes interest rate floors and caps into such loan documents. Interest rate floors limit our interest rate risk by limiting potential decreases in the interest yield on an adjustable rate loan to a certain level. As a result, we receive a minimum yield even if rates decline farther, and the interest rate on the particular loan would otherwise adjust to a lower amount. Conversely, interest rate ceilings limit the amount by which the yield on an adjustable rate loan may increase to no more than six percentage points over the rate at the time of origination. Finally, we intend to place a greater emphasis on shorter-term consumer loans and commercial business loans in the future.

Liquidity and Capital Resources

Home Federal Bancorp maintains levels of liquid assets deemed adequate by management. Our liquidity ratio averaged 22.01% for the quarter ended June 30, 2017. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings, and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Our deposit accounts with the Federal Home Loan Bank of Dallas amounted to $432,000 and $178,000 at June 30, 2017 and 2016, respectively.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents. Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts. If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Dallas, which provide an additional source of funds. At June 30, 2017, we had $48.9 million in advances from the Federal Home Loan Bank of Dallas and had $135.0 million in additional borrowing capacity.  Additionally, at June 30, 2017, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank, whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $15.5 million. There were no amounts purchased under this agreement as of June 30, 2017.  In addition, Home Federal Bancorp had available a $3.0 million line of credit agreement at June 30, 2017 with First National Bankers Bank.  There were no borrowings outstanding on this line of credit at June 30, 2017.

At June 30, 2017, the Company had outstanding loan commitments of $45.7 million to originate loans and commitments under unused lines of credit of $9.9 million. At June 30, 2017, certificates of deposit scheduled to mature in less than one year totaled $68.5 million, or 42.1% of total certificates of deposit. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment. We intend to utilize our high levels of liquidity to fund our lending activities. If additional funds are required to fund lending activities, we intend to sell our securities classified as available-for-sale, as needed.

At June 30, 2017, Home Federal Bank exceeded each of its capital requirements with tangible equity, common equity Tier 1, core, and risk-based capital ratios of 11.06%, 16.14%, 11.06%, and 17.39%, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules, and have not had any such arrangements during the two years ended June 30, 2017. See Notes 9 and 14 to the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Impact of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein regarding Home Federal Bancorp have been prepared in accordance with accounting principles generally accepted in the United States of America, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on Home Federal Bancorp's performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Home Federal Bancorp, Inc.
   of Louisiana and Subsidiary
Shreveport, Louisiana

We have audited the accompanying consolidated balance sheets of Home Federal Bancorp, Inc. of Louisiana (the Company) and its wholly-owned subsidiary, Home Federal Bank (the Bank) as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended (collectively, the financial statements).  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Home Federal Bancorp, Inc. of Louisiana and Subsidiary as of June 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

A Professional Accounting Corporation

Metairie, LA
September 15, 2017

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Balance Sheets
June 30, 2017 and 2016

	June 30,
	2017	2016
	(In Thousands)
ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $8,212 and $2,529 for 2017 and 2016, Respectively)	$11,905	$4,756
Securities Available-for-Sale	36,935	50,173
Securities Held-to-Maturity (fair value of $27,989 and $2,349, Respectively)	28,357	2,349
Loans Held-for-Sale	13,631	11,919
Loans Receivable, Net of Allowance for Loan Losses of $3,729 and $2,845 for 2017 and 2016, Respectively	312,772	290,827
Accrued Interest Receivable	1,094	1,024
Premises and Equipment, Net	12,219	12,366
Bank Owned Life Insurance	6,668	6,523
Deferred Tax Asset	1,601	984
Other Real Estate Owned	540	--
Other Assets	884	780

Total Assets	$426,606	$381,701

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$329,045	$287,822
Advances from Borrowers for Taxes and Insurance	698	716
Short-term Federal Home Loan Bank advances	37,000	23,500
Long-term Federal Home Loan Bank advances	11,907	24,165
Other Borrowings	--	400
Other Accrued Expenses and Liabilities	1,710	1,706
Total Liabilities	380,360	338,309

STOCKHOLDERS' EQUITY
Preferred Stock – $.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	--	--
Common Stock – $.01 Par Value; 40,000,000 Shares Authorized; 1,953,066 and 1,967,955 Shares Issued and Outstanding at June 30, 2017 and 2016, Respectively	23	23
Additional Paid-in Capital	34,516	33,863
Unearned ESOP Stock	(1,215)	(1,331)
Unearned RRP Trust Stock	(46)	(265)
Retained Earnings	13,320	11,018
Accumulated Other Comprehensive (Loss) Income	(352)	84

Total Stockholders' Equity	46,246	43,392

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$426,606	$381,701

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Operations
For the Years Ended June 30, 2017 and 2016

	For the Years Ended June 30,
	2017	2016
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, Including Fees	$15,763	$14,628
Mortgage-Backed Securities	1,059	763
Investment Securities	34	11
Other Interest-Earning Assets	36	56

Total Interest Income	16,892	15,458

INTEREST EXPENSE
Deposits	2,356	2,329
Federal Home Loan Bank Borrowings	433	263
Other Borrowings	14	18

Total Interest Expense	2,803	2,610
Net Interest Income	14,089	12,848

PROVISION FOR LOAN LOSSES	900	271

Net Interest Income after Provision for Loan Losses	13,189	12,577

NON-INTEREST INCOME
Gain on Sale of Loans	2,775	2,492
Gain on Sale of Real Estate and Fixed Assets	164	--
Income on Bank Owned Life Insurance	145	157
Service Charges on Deposit Accounts	759	559
Other Income	50	46

Total Non-Interest Income	3,893	3,254

NON-INTEREST EXPENSE
Compensation and Benefits	7,154	6,814
Occupancy and Equipment	1,252	1,091
Franchise and Bank Shares Tax	383	349
Advertising	423	236
Data Processing	611	562
Audit and Examination Fees	245	246
Legal Fees	495	412
Loan and Collection Expense	327	281
Deposit Insurance Premiums	142	207
Other Expenses	640	612

Total Non-Interest Expense	11,672	10,810

Income Before Income Taxes	5,410	5,021

PROVISION FOR INCOME TAX EXPENSE	1,758	1,644

Net Income	$3,652	$3,377
EARNINGS PER SHARE:
Basic	$2.01	$1.80
Diluted	$1.91	$1.74

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
For the Years Ended June 30, 2017 and 2016

	For the Years Ended June 30,
	2017	2016
	(In Thousands)

Net Income	$3,652	$3,377

Other Comprehensive Loss, Net of Tax
Unrealized Holding Loss Arising During the Period	(436)	(16)

Total Comprehensive Income	$3,216	$3,361

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended June 30, 2017 and 2016

	Common Stock	Additional Paid-In Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
			(In Thousands)
BALANCE – June 30, 2015	$25	$33,375	$(1,445)	$(333)	$11,664	$100	$43,386

ESOP Compensation Earned	--	144	114	--	--	--	258
Stock Options Exercised	--	96	--	--	--	--	96
Distribution of RRP Trust Stock	--	36	--	68	--	--	104
Dividends Paid	--	--	--	--	(660)	--	(660)
Stock Options Vested	--	212	--	--	--	--	212
Company Stock Purchased	(2)	--	--	--	(3,363)	--	(3,365)
Net Income	--	--	--	--	3,377	--	3,377
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	--	--	--	--	--	(16)	(16)
BALANCE - June 30, 2016	$23	$33,863	$(1,331)	$(265)	$11,018	$84	$43,392

Share Awards Earned	--	154	--	--	--	--	154
ESOP Compensation Earned	--	182	116	--	--	--	298
Stock Options Exercised	--	61	--	--	--	--	61
Distribution of RRP Trust Stock	--	9	--	219	--	--	228
Dividends Paid	--	--	--	--	(705)	--	(705)
Stock Options Vested	--	247	--	--	--	--	247
Company Stock Purchased	--	--	--	--	(645)	--	(645)
Net Income	--	--	--	--	3,652	--	3,652
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	--	--	--	--	--	(436)	(436)
BALANCE - June 30, 2017	$23	$34,516	$(1,215)	$(46)	$13,320	$(352)	$46,246

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Years Ended June 30, 2017 and 2016

	For the Years Ended June 30,
	2017	2016
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,652	$3,377
Adjustments to Reconcile Net Income to Net
Cash Provided By Operating Activities
Gain on Sale of Loans	(2,775)	(2,492)
Net Amortization and Accretion on Securities	36	18
Amortization of Deferred Loan Fees	(77)	(72)
Provision for Loan Losses	900	271
Depreciation of Premises and Equipment	505	441
Gain on Sale of Real Estate and Fixed Assets	(164)	--
ESOP Compensation Expense	298	258
Deferred Income Tax Benefit	(393)	(151)
Stock Option Expense	247	212
Recognition and Retention Plan Expense	147	232
Increase in Cash Surrender Value on Bank Owned Life Insurance	(145)	(157)
Bad Debt Recovery	14	59
Share Awards Expense	152	92
Changes in Assets and Liabilities:
Origination and Purchase of Loans Held-for-Sale	(112,883)	(99,012)
Sale and Principal Repayments on Loans Held-for-Sale	113,946	103,787
Accrued Interest Receivable	(71)	(97)
Other Operating Assets	(101)	57
Other Operating Liabilities	87	229

Net Cash Provided By Operating Activities	$3,375	$7,052

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Principal Collections, Net	(22,866)	(22,706)
Deferred Loan Fees Collected	110	48
Acquisition of Premises and Equipment	(671)	(2,620)
Improvements to Real Estate Owned Prior to Disposition	(90)	--
Activity in Available-for-Sale Securities:
Principal Payments on Mortgage-Backed Securities	12,564	11,392
Purchases	--	(16,722)
Activity in Held-to-Maturity Securities:
Principal Payments on Mortgage-Backed Securities	1,654	--
Redemption Proceeds	--	509
Purchases	(27,684)	(848)

Net Cash Used in Investing Activities	$(36,983)	$(30,947)

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Cash Flows (Continued)
For the Years Ended June 30, 2017 and 2016

	For the Years Ended June 30,
	2017	2016
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$41,223	$1,584
Proceeds from Advances from Federal Home Loan Bank	776,501	703,700
Repayments of Advances from Federal Home Loan Bank	(775,259)	(694,446)
Dividends Paid	(705)	(660)
Company Stock Purchased	(645)	(3,353)
Net (Increase) Decrease in Advances from Borrowers for Taxes and Insurance	(19)	139
Proceeds from Other Bank Borrowings	300	2,200
Repayment of Other Bank Borrowings	(700)	(1,800)
Proceeds from Stock Options Exercised	61	85
Recognition and Retention Plan Share Distributions	--	36

Net Cash Provided by Financing Activities	40,757	7,485

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,149	(16,410)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,756	21,166

CASH AND CASH EQUIVALENTS, END OF YEAR	$11,905	$4,756

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$2,778	$2,612
Income Taxes Paid	2,114	1,762
Market Value Adjustment for Loss on Securities	(660)	(24)
Loan Originations to Finance Sale of Real Estate	3,782	--

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1.            Summary of Significant Accounting Policies

Nature of Operations
On December 22, 2010, Home Federal Mutual Holding Company completed its second step conversion from the mutual holding company form of organization to the fully public stock holding company structure pursuant to a Plan of Conversion and Reorganization.  Upon completion of the conversion, Home Federal Bancorp, Inc. of Louisiana, a newly formed Louisiana chartered corporation (the Company), became the holding company for Home Federal Bank (the Bank), and Home Federal Mutual Holding Company of Louisiana and Home Federal Bancorp, Inc. of Louisiana, a federally chartered corporation, (the Mid-Tier Company) ceased to exist.  As part of the conversion, all outstanding shares of the Mid-Tier Company common stock (other than those owned by Home Federal Mutual Holding Company) were converted into the right to receive 0.9110 of a share of the newly formed Home Federal Bancorp, Inc. of Louisiana common stock resulting in approximately 1,100,609 shares issued in the exchange and cash in lieu of fractional shares.  In addition, a total of 1,945,220 shares of common stock, par value $0.01 per share, of Home Federal Bancorp, Inc. of Louisiana were sold in subscription, community, and syndicated community offerings to certain depositors and borrowers of the Bank, the Bank's Employee Stock Ownership Plan, and other investors for $10.00 per share, or $19.5 million in aggregate.  Treasury stock held was cancelled in the conversion.  The net proceeds of the offering were approximately $18.0 million after offering expenses.

The Bank is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency (the OCC).  The Bank provides financial services to individuals, corporate entities, and other organizations through the origination of loans and the acceptance of deposits in the form of passbook savings, certificates of deposit, and demand deposit accounts.  Services are provided by six branch offices, four of which are located in Shreveport, Louisiana and two in Bossier City, Louisiana. The Bank's home office is located in Shreveport, Louisiana.

The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

At June 30, 2017 and 2016, cash and cash equivalents consisted of the following:

	2017	2016
	(In Thousands)
Cash on Hand	$871	$2,027
Demand Deposits at Other Institutions	5,259	2,529
Federal Funds Sold	5,775	200

Total	$11,905	$4,756

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

Investments in non-marketable equity securities and debt securities, in which the Company has the positive intent and ability to hold to maturity, are classified as held-to-maturity and carried at cost, adjusted for amortization of the related premiums, and accretion of discounts, using the interest method.  Investments in debt securities that are not classified as held-to-maturity and marketable equity securities that have readily determinable fair values are classified as either trading or available-for-sale securities.

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

The Company held no trading securities as of June 30, 2017 and 2016.

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

An allowance is also established for uncollectible interest on loans classified as substandard. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received.  When, in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal, the loan is returned to accrual status.

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

Foreclosed Assets
Assets acquired through, or in lieu of, loan foreclosure are held-for-sale and are carried at the lower of cost or current fair value minus estimated cost to sell as of the date of foreclosure.  Cost is defined as the lower of the fair value of the property or the recorded investment in the loan.  Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less cost to sell.

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

Non-Direct Response Advertising
The Company expenses all advertising costs, except for direct-response advertising, as incurred.  Non-direct response advertising costs were $423,000 and $236,000 for the years ended June 30, 2017 and 2016, respectively.

In the event the Company incurs expense for material direct-response advertising, it will be amortized over the estimated benefit period.  Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits.  For the years ended June 30, 2017 and 2016, the Company did not incur any amount of direct-response advertising.

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

Comprehensive Income
Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the Consolidated Balance Sheets, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effects are as follows:

	2017	2016
	(In Thousands)

Unrealized Holding Loss on Available-for-Sale Securities	$(660)	$(24)
Tax Effect	224	8

Net-of-Tax Amount	$(436)	$(16)

The components of accumulated other comprehensive income, included in stockholders' equity, are as follows:

	2017	2016
	(In Thousands)

Net Unrealized (Loss) Gain on Securities Available-for-Sale	$(533)	$128
Tax Effect	181	(44)

Net-of-Tax Amount	$(352)	$84

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718).  The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in FASB ASC 718.  The effective date of this Update is for fiscal years beginning after December 15, 2018.  Early adoption is permitted, including adoption in an interim period.  The Company does expect ASU 2017-09 to have a material impact on its consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2.           Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$9,140	$5	$297	$8,848
FNMA Mortgage-Backed Certificates	19,986	256	285	19,957
GNMA Mortgage-Backed Certificates	8,342	3	215	8,130

Total Debt Securities	37,468	264	797	36,935

Total Securities Available-for-Sale	$37,468	$264	$797	$36,935

Securities Held-to-Maturity

Debt Securities
FNMA Mortgage-Backed Securities	$25,558	$2	$370	$25,190

Equity Securities (Non-Marketable)
25,488 Shares – Federal Home Loan Bank	2,549	--	--	2,549
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,799	--	--	2,799

Total Securities Held-to-Maturity	$28,357	$2	$370	$27,989

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$10,928	$12	$147	$10,793
FNMA Mortgage-Backed Certificates	26,610	613	--	27,223
GNMA Mortgage-Backed Certificates	12,507	4	354	12,157

Total Debt Securities	50,045	629	501	50,173

Total Securities Available-for-Sale	$50,045	$629	$501	$50,173

Securities Held-to-Maturity

Equity Securities (Non-Marketable)
20,989 Shares – Federal Home Loan Bank	$2,099	$--	$--	$2,099
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,349	--	--	2,349

Total Securities Held-to-Maturity	$2,349	$--	$--	$2,349

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2.           Securities (Continued)

The amortized cost and fair value of securities by contractual maturity at June 30, 2017, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Debt Securities
Within One Year or Less	$10	$11	$--	$--
One through Five Years	60	61	--	--
After Five through Ten Years	43	43	--	--
Over Ten Years	37,355	36,820	25,558	25,190

	37,468	36,935	25,558	25,190

Other Equity Securities	--	--	2,799	2,799

Total	$37,468	$36,935	$28,357	$27,989

There were no securities sold during the years ended June 30, 2017 and 2016.

Information pertaining to securities with gross unrealized losses at June 30, 2017 and 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

June 30, 2017
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Available-for-Sale

Debt Securities
Mortgage-Backed Securities	$144	$10,278	$653	$21,719
Marketable Equity Securities	--	--	--	--

Total Securities Available-for-Sale	$144	$10,278	$653	$21,719

June 30, 2016
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Available-for-Sale

Debt Securities
Mortgage-Backed Securities	$147	$17,852	$354	$12,066
Marketable Equity Securities	--	--	--	--

Total Securities Available-for-Sale	$147	$17,852	$354	$12,066

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2.            Securities (Continued)

The unrealized losses on the Company's investment in mortgage-backed securities at June 30, 2017 and 2016 were caused by interest rate changes.  The contractual cash flows of these investments are guaranteed by agencies of the U.S. government.  Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company's investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2017.

At June 30, 2017 and 2016, securities with a carrying value of $303,000 and $1.2 million, respectively, were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $145.7 million and $127.0 million, respectively, were pledged to secure FHLB advances.

Note 3.	Loans Receivable

Loans receivable at June 30, 2017 and 2016, are summarized as follows:

	2017	2016
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$125,306	$118,035
Commercial	77,945	69,197
Multi-Family Residential	21,281	20,661
Land	25,038	24,308
Construction	9,529	14,442
Equity and Second Mortgage	1,710	1,526
Equity Lines of Credit	20,976	17,290

Total Mortgage Loans	281,785	265,459

Commercial Loans	34,429	27,886
Consumer Loans
Loans on Savings Accounts	420	404
Other Consumer Loans	63	86

Total Consumer Other Loans	483	490
Total Loans	316,697	293,835

Less: Allowance for Loan Losses	(3,729)	(2,845)
Unamortized Loan Fees	(196)	(163)

Net Loans Receivable	$312,772	$290,827

An analysis of the allowance for loan losses follows:

	2017	2016
	(In Thousands)

Balance - Beginning of Year	$2,845	$2,515
Provision for Loan Losses	900	271
Recoveries	14	59
Loan Charge-Offs	(30)	--

Balance - End of Year	$3,729	$2,845

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.            Loans Receivable (Continued)

Fixed rate loans receivable, as of June 30, 2017, are scheduled to mature and adjustable rate loans are scheduled to re-price as follows (in thousands):

	Under	Over One	Over Five	Over
	One	to Five	to Ten	Ten
	Year	Years	Years	Years	Total
Loans Secured by One-to-Four		(In Thousands)
Family Residential
Fixed Rate	$15,145	$35,540	$14,944	$36,108	$101,737
Adjustable Rate	1,556	7,135	7,288	7,590	23,569
Other Loans Secured by Real Estate
Fixed Rate	12,604	46,991	32,293	7,261	99,149
Adjustable Rate	57,233	97	--	--	57,330
All Other Loans
Fixed Rate	2,259	12,814	3,163	--	18,236
Adjustable Rate	16,676	--	--	--	16,676

Total	$105,473	$102,577	$57,688	$50,959	$316,697

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

The Company uses the following definitions for risk ratings:

Pass - Loans classified as pass are well protected by the current net worth or paying capacity of the obligor or by the fair value, less cost to acquire and sell the underlying collateral in a timely manner.

Pass Watch – Loans are considered marginal, meaning some weakness has been identified which could cause future impairment of repayment. However, these relationships are currently protected from any apparent loss by collateral.

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

The following tables present the grading of loans, segregated by class of loans, as of June 30, 2017 and 2016:

June 30, 2017	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$124,450	$303	$553	$--	$125,306
Commercial	77,690	--	255	--	77,945
Multi-Family Residential	21,281	--	--	--	21,281
Land	24,915	123	--	--	25,038
Construction	9,232	297	--	--	9,529
Equity and Second Mortgage	1,710	--	--	--	1,710
Equity Lines of Credit	20,976	--	--	--	20,976
Commercial Loans	31,916	--	2,503	--	34,429
Consumer Loans	483	--	--	--	483

Total	$312,653	$723	$3,311	$--	$316,697

June 30, 2016	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$117,881	$40	$114	$--	$118,035
Commercial	68,899	30	268	--	69,197
Multi-Family Residential	20,661	--	--	--	20,661
Land	23,753	555	--	--	24,308
Construction	14,442	--	--	--	14,442
Equity and Second Mortgage	1,526	--	--	--	1,526
Equity Lines of Credit	17,290	--	--	--	17,290
Commercial Loans	25,896	--	1,990	--	27,886
Consumer Loans	490	--	--	--	490

Total	$290,838	$625	$2,372	$--	$293,835

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.            Loans Receivable (Continued)

Credit Quality Indicators (Continued)
An aging analysis of past due loans, segregated by class of loans, as of June 30, 2017 and 2016, is as follows:

June 30, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,650	$350	$662	$2,662	$122,644	$125,306	$181
Commercial	8	--	--	8	77,937	77,945	--
Multi-Family Residential	--	--	--	--	21,281	21,281	--
Land	--	--	--	--	25,038	25,038	--
Construction	--	--	--	--	9,529	9,529	--
Equity and Second Mortgage	--	--	--	--	1,710	1,710	--
Equity Lines of Credit	194	--	4	198	20,778	20,976	4
Commercial Loans	--	--	2,503	2,503	31,926	34,429	--
Consumer Loans	--	--	--	--	483	483	--

Total	$1,852	$350	$3,169	$5,371	$311,326	$316,697	$185

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,646	$1,674	$114	$4,434	$113,601	$118,035	$101
Commercial	--	--	--	--	69,197	69,197	--
Multi-Family Residential	--	--	--	--	20,661	20,661	--
Land	--	555	--	555	23,753	24,308	--
Construction	--	--	--	--	14,442	14,442	--
Equity and Second Mortgage	--	--	--	--	1,526	1,526	--
Equity Lines of Credit	78	15	--	93	17,197	17,290	--
Commercial Loans	--	--	--	--	27,886	27,886	--
Consumer Loans	--	--	--	--	490	490	--

Total	$2,724	$2,244	$114	$5,082	$288,753	$293,835	$101

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.           Loans Receivable (Continued)

Credit Quality Indicators (Continued)
The allowance for loan losses and recorded investment in loans for the year ended June 30, 2017 and 2016 was as follows:

	Real Estate Loans
June 30, 2017	Residential	Commercial	Multi- Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,517	$321	$111	$201	$126	$117	$444	$8	$2,845
Charge-Offs	--	--	--	(16)	--	(14)	--	--	(30)
Recoveries	14	--	--	--	--	--	--	--	14
Current Provision	291	32	(38)	18	21	39	535	2	900
Ending Balances	$1,822	$353	$73	$203	$147	$142	$979	$10	$3,729

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,822	353	73	203	147	142	979	10	3,729

Loans Receivable:
Ending Balances - Total	$125,306	$77,945	$21,281	$25,038	$9,529	$22,686	$34,429	$483	$316,697
Ending Balances:
Evaluated for Impairment:
Individually	856	255	--	123	297	--	2,513	--	4,044
Collectively	$124,450	$77,690	$21,281	$24,915	$9,232	$22,686	$31,916	$483	$312,653

	Real Estate Loans
June 30, 2016	Residential	Commercial	Multi- Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,195	$415	$103	$154	$146	$192	$305	$5	$2,515
Charge-Offs	--	--	--	--	--	--	--	--	--
Recoveries	59	--	--	--	--	--	--	--	59
Current Provision	263	(94)	8	47	(20)	(75)	139	3	271
Ending Balances	$1,517	$321	$111	$201	$126	$117	$444	$8	$2,845

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,517	321	111	201	126	117	444	8	2,845

Loans Receivable:
Ending Balances – Total	$118,035	$69,197	$20,661	$24,308	$14,442	$18,816	$27,886	$490	$293,835
Ending Balances:
Evaluated for Impairment:
Individually	154	298	--	555	--	--	1,990	--	2,997
Collectively	$117,881	$68,899	$20,661	$23,753	$14,442	$18,816	$25,896	$490	$290,838

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.            Loans Receivable (Continued)

Credit Quality Indicators (Continued)
The following tables present loans individually evaluated for impairment, segregated by class of loans, as of June 30, 2017 and 2016:

June 30, 2017	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$856	$856	$--	$856	$--	$861
Commercial	255	255	--	255	--	261
Multi-Family Residential	--	--	--	--	--	--
Land	123	123	--	123	--	125
Construction	297	297	--	297	--	299
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	2,513	2,513	--	2,513	--	2,649
Consumer Loans	--	--	--	--	--	--

Total	$4,044	$4,044	$--	$4,044	$--	$4,195

June 30, 2016	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$154	$154	$--	$154	$--	$162
Commercial	298	298	--	298	--	274
Multi-Family Residential	--	--	--	--	--	--
Land	555	555	--	555	--	586
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	1,990	1,990	--	1,990	--	2,460
Consumer Loans	--	--	--	--	--	--

Total	$2,997	$2,997	$--	$2,997	$--	$3,482

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.       Loans Receivable (Continued)

A troubled debt restructuring ("TDR") is a restructuring of a debt made by the Company to a debtor for economic or legal reasons related to the debtor's financial difficulties that it would not otherwise consider.  The Company grants the concession in an attempt to protect as much of its investment as possible.

Information about the Company's TDRs is as follows (in thousands):

	June 30, 2017
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial business	$-	$1,717	$1,717	$1,717

	June 30, 2016
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial business	$1,989	$-	$-	$1,989

During the year ended June 30, 2017, there was two loan relationships with a pre-modification balance of $4.7 million identified as a TDR after conversion of the loans' interest rates and payment term modifications.  These TDRs subsequently defaulted on the modified terms and totaled $2.9 million at the date they were converted to other real estate owned.  During the year ended June 30, 2016, there was one loan relationship with a pre-modification balance of $2.0 million identified as a TDR after conversion of the loans to interest only for a limited amount of time. This one TDR subsequently defaulted on the modified terms and totaled $1.9 million at June 30, 2016.  For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result, the loan is reviewed for specific impairment in accordance with the Company's allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of June 30, 2017, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.           Loans Receivable (Continued)

Credit Quality Indicators (Continued)
For each of the years ended June 30, 2017 and 2016, approximately $79,000 and $1,000, respectively, of interest was foregone on non-accrual loans.  Impaired loans consisted of non-accruing loans at June 30, 2017 and 2016, and TDRs at June 30, 2017 and 2016. Impaired loans, segregated by class of loans, were as follows:

	2017	2016
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$317	$13
Commercial	--	--
Multi-Family Residential	--	--
Land	--	--
Construction	--	--
Equity and Second Mortgage	--	--
Equity Lines of Credit	--	--
Commercial Loans	2,503	1,990
Consumer Loans	--	--

Total	$2,820	$2,003

Note 4.	Accrued Interest Receivable

Accrued interest receivable at June 30, 2017 and 2016 consisted of the following:

	2017	2016
	(In Thousands)
Accrued Interest on:
Mortgage Loans	$760	$872
Other Loans	215	58
Investments	3	3
Mortgage-Backed Securities	116	91

Total	$1,094	$1,024

Note 5.	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	2017	2016
	(In Thousands)

Land	$3,746	$4,043
Buildings	8,494	8,328
Equipment	1,447	1,368
Construction in Progress	1,307	926
	14,994	14,665
Accumulated Depreciation	(2,775)	(2,299)

Total	$12,219	$12,366

Depreciation expense charged against operations for the years ended June 30, 2017 and 2016 was $505,000 and $441,000, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 6.	Deposits

Deposits at June 30, 2017 and 2016 are summarized as follows:

	Weighted	Weighted
	Average	Average
	Rate at	Rate at	2017		2016
	6/30/2017	6/30/2016	Amount	Percent	Amount	Percent
			(Dollars in Thousands)

Non-Interest Bearing	0.00%	0.00%	$54,420	16.54%	$39,280	13.65%
NOW Accounts	0.55%	0.58%	34,500	10.48	37,761	13.12
Money Market	0.36%	0.32%	42,439	12.90	49,251	17.11
Passbook Savings	0.52%	0.42%	35,050	10.65	29,033	10.09
			166,409	50.57	155,325	53.97

Certificates of Deposit	1.37%	1.26%	162,636	49.43	132,497	46.03

Total Deposits			$329,045	100.00%	$287,822	100.00%

The composition of certificates of deposit accounts by interest rate is as follows:

	2017		2016
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

0.00% to 0.99%	$28,293	17.40%	$46,544	35.13%
1.00% to 1.99%	123,037	75.65	70,606	53.29
2.00% to 2.99%	11,306	6.95	14,961	11.29
3.00% to 3.99%	--	--	386	0.29

Total Deposits	$162,636	100.00%	$132,497	100.00%

Maturities of certificates of deposit accounts at June 30, 2017 are scheduled as follows:

			Weighted
Year Ending			Average
June 30,	Amount	Percent	Rate
	(Dollars in Thousands)

2018	$68,488	42.11%	1.02%
2019	32,101	19.74	1.38
2020	36,332	22.34	1.74
2021	11,901	7.32	1.62
2022	13,017	8.00	1.93
2023	797	0.49	1.98
Total	$162,636	100.00%	1.37%

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 6.            Deposits (Continued)

Interest expense on deposits for the years ended June 30, 2017 and 2016 was as follows:

	2017	2016
	(In Thousands)

NOW and Money Market	$335	$431
Passbook Savings	160	93
Certificates of Deposit	1,861	1,805

Total	$2,356	$2,329

The aggregate amount of time deposits in denominations of $100,000 or more at June 30, 2017 and 2016 was $113.2 million and $85.7 million, respectively.

At June 30, 2017 and 2016, the Bank had brokered certificates of deposit totaling $11.5 and $8.2 million, respectively. The brokered certificates of deposit are callable by the Bank after twelve months.

Note 7. Advances from Federal Home Loan Bank of Dallas

Pursuant to collateral agreements with the Federal Home Loan Bank of Dallas (FHLB), advances are secured by a blanket floating lien on first mortgage loans.  Total interest expense recognized amounted to $433,000 and $263,000 for fiscal years 2017 and 2016, respectively.

Advances at June 30, 2017 and 2016 consisted of the following:

	Advance Total
Contract Rate	2017	2016
	(In Thousands)

0.00% to 0.99%	$5,000	$41,500
1.00% to 1.99%	42,000	4,000
2.00% to 2.99%	--	--
3.00% to 3.99%	--	--
4.00% to 4.99%	1,907	2,165

Total	$48,907	$47,665

Maturities of advances at June 30, 2017 are as follows (in thousands):

Year Ending
June 30,	Amount

2018	$37,270
2019	5,282
2020	5,295
2021	193
2022	35
Thereafter	832

Total	$48,907

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 8.            Other Borrowings

At June 30, 2017 and 2016, the Company had available a $3.0 million line of credit agreement with First National Bankers Bank with the latest line maturing June 29, 2018. The line is secured by 100 shares of the subsidiary Bank's common stock and bears interest at an initial rate of 3.5%.  At June 30, 2017, there were no amounts drawn on this line of credit.  At June 30, 2016, there was $400,000 drawn on this line of credit.  Interest expense amounted to $14,000 and $18,000 for the years ended June 30, 2017 and 2016, respectively.

Note 9.	Commitments

Lease Commitments
The Bank leases property for two branch facilities expiring in various years through May 2021.

Future minimum rental payments resulting from the non-cancelable term of these leases are as follows (in thousands):

Year Ending
June 30,	Amount

2018	$78
2019	63
2020	52
2021	47

Total	$240

Total rent expense paid under the terms of these leases for the years ended June 30, 2017 and 2016 amounted to $84,000 and $81,000, respectively.

Contractual Commitment
The Bank has an agreement with a third-party to provide on-line data processing services.  The agreement, which expires May 31, 2019, contains minimum monthly service charges of $19,548.  At the end of this term, the agreement will automatically continue for successive periods of five years unless terminated upon written notice given at least six months prior to the end of the present term.

The future minimum commitments for the on-line processing services are as follows (in thousands):

Year Ending
June 30,	Amount
(In Thousands)

2018	$235
2019	215

Total	$450

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 9.	Commitments (Continued)

Employment Contracts
The Company and the Bank have employment contracts with certain key employees.  These contracts provide for compensation and termination benefits.  The future minimum commitments for employment contracts are as follows (in thousands):

Year Ending
June 30,	Amount
(In Thousands)

2018	$274
2019	97

Total	$371

Letters of Credit
At June 30, 2017, the Company had secured letters of credit in the aggregate amount of $21.7 million outstanding with the Federal Home Loan Bank, all expiring within one year.  These letters of credit were issued to secure public body deposits.  There were no outstanding borrowings associated with these letters of credit at June 30, 2017.

Note 10. Income Taxes

The Company and its subsidiary file consolidated federal income tax returns.  The current provision for federal and state income taxes is calculated on pretax accounting income adjusted by items considered to be permanent differences between book and taxable income.  Income tax expense for the years ended June 30, 2017 and 2016 is summarized as follows:

	2017	2016
	(In Thousands)

Current	$2,151	$1,795
Deferred	(393)	(151)

Total	$1,758	$1,644

The effective federal income tax rate for the years ended June 30, 2017 and 2016 was 32.5% and 32.7%, respectively.  Reconciliations of income tax expense at the statutory rate to the Company's effective rates are as follows:

	2017	2016
	(In Thousands)

Computed at Expected Statutory Rate	$1,839	$1,707
Non-Taxable Income	(50)	(54)
Other	(31)	(9)

Provision for Income Tax Expense	$1,758	$1,644

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 10.           Income Taxes (Continued)

At June 30, 2017 and 2016, temporary differences between the financial statement carrying amount and tax bases of assets that gave rise to deferred tax recognition were related to the effect of loan bad debt deduction differences for tax and book purposes, deferred stock option compensation and supplemental employee retirement benefits.  The deferred tax expense or benefit related to securities available-for-sale has no effect on the Company's income tax provision since it is charged or credited to the Company's other comprehensive income or loss equity component.  A valuation allowance has been established to eliminate the deferred tax benefit of capital losses due to the uncertainty as to whether the tax benefits would be realized in future periods.

The net deferred income tax asset and liability consisted of the following components at June 30, 2017 and 2016:

	2017	2016
	(In Thousands)
Deferred Tax Assets
Market Value Adjustment to Available-for-Sale
Securities	$181	$--
Stock Option and SERP Compensation	259	166
Loans Receivable - Bad Debt Loss Allowance	1,161	861
Capital Losses	73	110
	1,674	1,137
Valuation Allowance	(73)	(110)

Net Deferred Tax Assets	1,601	1,027

Deferred Tax Liabilities

Market Value Adjustment to Available-for-Sale Securities	--	(43)

Net Deferred Tax Assets	$1,601	$984

Included in retained earnings at June 30, 2017 and 2016 is approximately $3.3 million for which no deferred Federal income tax liability has been recorded. This amount consists of the total amount of bad debt reserves deducted for income tax reporting purposes prior to January 1, 1988. Under current tax law, these pre-1988 bad debt reserves are subject to recapture into taxable income if the Bank were to (a) make certain "non-dividend distributions," which include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation or (b) cease to maintain a bank or thrift charter. The unrecorded deferred tax liability was approximately $1.1 million at June 30, 2017 and 2016.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 11. Employee Benefit Plans

Effective November 15, 2004, the Bank adopted the Home Federal Bank Employees' Savings and Profit Sharing Plan and Trust.  This plan complies with the requirements of Section 401(k) of the Internal Revenue Code.  Those eligible for this defined contribution plan must have completed twelve months of full time service and attained age 21.  For 2017, participating employees may make elective salary reduction contributions of up to $18,000 of their eligible compensation.  The Bank will contribute a basic "safe harbor" contribution of 3% of participant plan salary and will match 50% of the first 6% of plan salary elective deferrals.  The Bank is also permitted to make discretionary contributions to be allocated to participant accounts.  Pension costs, including administrative fees, attributable to the Bank's 401(k) safe harbor plan for the years ended June 30, 2017 and 2016 were $149,000 for both periods.

During fiscal year 2011, The Company established a Survivor Benefit Plan for the benefit of selected executives.  The purpose of the plan is to provide benefits to designated beneficiaries, if a participant dies while employed by the Company.  The plan is considered an unfunded plan for tax and ERISA purposes, and all obligations arising under the plan are payable from the general assets of the Company.  At June 30, 2017 and 2016, there were no obligations requiring accrual for this plan.

The Bank adopted a Supplemental Executive Retirement Agreement ("SERP") on December 27, 2012 (Effective Date) for its then Chief Executive Officer, Daniel R. Herndon. The agreement provides for retirement  benefits  payable  in  equal  annual  installments  of  $75,000  for  eight  consecutive  years after Mr. Herndons's retirement. Mr. Herndon will be 100% vested after an additional five years of service following the Effective Date and shall vest ratably (i.e. 20% per year for five years) in the full retirement benefit for each year of service credit earned following the Effective Date. In the event of his death after a separation from service on or after December 31, 2017, and prior to receipt of eight years of Supplemental Retirement Benefits, the remainder will be payable each year to his designated beneficiary. In the event of his death while in active service, the designated beneficiary shall receive the full Supplemental Retirement Benefit in a single lump sum payment within thirty days following the date of death. In the event of his separation from service prior to December 31, 2017, whether with or without cause, Mr. Herndon shall be entitled to receive his accrued benefit payable in a lump sum on the first day of the next calendar quarter. Mr. Herndon shall be 100% vested in his accrued benefit at all times.

The Bank adopted a Supplemental Executive Retirement Agreement ("SERP") effective as of January 1, 2013 (Effective Date) for its then Chief Financial Officer, Clyde D. Patterson. The agreement provides for supplemental retirement benefits payable in equal annual installments of $25,000 for ten consecutive years after Mr. Patterson's retirement. Mr. Patterson will be 100% vested after an additional five years of service following the Effective Date and shall vest ratably (i.e. 20% per year for five years) in the full retirement benefit for each year of service credit earned following the Effective Date. In the event of his death after a separation from service on or after December 31, 2017, and prior to receipt of ten years of Supplemental Retirement Benefits, the remainder will be payable each year to his designated beneficiary. In the event of his death while in active service, the designated beneficiary shall receive the full Supplemental Retirement Benefit in a single lump sum payment within thirty days following the date of death. In the event of his separation from service prior to December 31, 2017, whether with or without cause, Mr. Patterson shall be entitled to receive his accrued benefit payable in a lump sum on the first day of the next calendar quarter. Mr. Patterson shall be 100% vested in his accrued benefit at all times.

For the years ended June 30, 2017 and 2016, the Company recorded compensation expense totaling $147,224 and $142,246, respectively, to accrue the benefits required by the SERP agreements.  The Bank's future compensation expense under these agreements is approximately $85,000 through December 2017.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 12.	Employee Stock Ownership Plan

During fiscal 2007, the Company instituted an employee stock ownership plan.  The Home Federal Bank Employee Stock Ownership Plan (ESOP) enables all eligible employees of the Bank to share in the growth of the Company through the acquisition of stock.  Employees are generally eligible to participate in the ESOP after completion of one year of service and attaining the age of 21.

The ESOP purchased the statutory limit of eight percent of the shares sold in our initial public offering  completed on January 18, 2005, excluding shares issued to Home Federal Mutual Holding Company of Louisiana.  This purchase was facilitated by a loan from the Company to the ESOP in the amount of $1.1 million.  The corresponding note is being repaid in 80 quarterly debt service payments of $23,000 on the last business day of each quarter, beginning March 31, 2005, at the rate of 5.25%.

As part of our second step conversion completed on December 22, 2010, the ESOP purchased 116,713 shares of the Company, which represented 6.0% of the shares sold in the offering.  This purchase was facilitated by a loan from the Company to the ESOP in the amount of $1.2 million.  The corresponding note is being repaid in 80 quarterly debt service payments of $20,000 on the last business day of each quarter, beginning March 31, 2011, at the rate of 3.2%.

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

As compensation expense is incurred, the unearned ESOP shares account is reduced based on the original cost of the stock.  The difference between the cost and the average market price of shares released for allocation is applied to additional paid-in capital.  ESOP compensation expense for the years ended June 30, 2017 and 2016, was $298,000 and $258,000, respectively.

The ESOP shares as of June 30, 2017 and 2016, were as follows:

	2017	2016
Allocated and Committed to be Released
Shares, Beginning of Year	88,182	77,159
Shares Allocated and Committed to be Released
During the Year	11,023	11,023
Unallocated and Unreleased Shares, as of Year End	117,688	128,711

Total ESOP Shares	216,893	216,893

Fair Value of Unreleased Shares (In Thousands)	$3,172	$2,761

Stock Price	$26.95	$21.45

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 13.            Stock-Based Compensation

Recognition and Retention Plans
On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement (the 2005 Recognition Plan) as an incentive to retain personnel of experience and ability in key positions.  As a result of the second step conversion, the 2005 Recognition Plan became a stock benefit plan of the Company, and the Mid-Tier Company's common stock was exchanged for stock of the Company.  The aggregate number of shares of the Company's common stock subject to award under the 2005 Recognition Plan totaled 63,547 (as adjusted for the conversion described in Note 1).  As shares were acquired for the 2005 Recognition Plan, the purchase price of these shares was recorded as a contra equity account.  As the shares are distributed, the contra equity account is reduced.  The 2005 Recognition Plan terminated on June 8, 2015, and the remaining 564 shares vested on August 19, 2015.

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

The cost associated with the 2005 Recognition Plan is based on a share price of $10.93 (as adjusted), which represents the market price of the Company's stock on the date on which the 2005 Recognition Plan shares were granted, August 19, 2010.  The cost associated with the 2011 Recognition Plan is based on share prices of $14.70 and $18.92 on January 31, 2012 and July 31, 2014, respectively, which represents the fair market price of the Company's stock on the dates on which the 2011 Recognition Plan shares were granted. The cost of the Recognition Plan is being recognized over the five year vesting period.  Compensation expense pertaining to the Recognition Plan was $147,000 and $232,000, for the years ended June 30, 2017 and 2016, respectively.

A summary of the changes in restricted stock follows:

	Awarded Shares
	2017	2016

Balance - Beginning of Year	20,730	36,282
Granted	--	--
Forfeited	--	--
Earned and Issued	(15,593)	(15,552)

Balance - End of Year	5,137	20,730

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 13.	Stock-Based Compensation (Continued)

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

On August 19, 2010 and July 31, 2014, the Company granted 21,616 options and 2,133 options, respectively, under the 2005 Option Plan that were previously forfeited (as adjusted for the conversion) at an exercise price of $10.93 and $18.92 per share, respectively.  On January 31, 2012 and July 31, 2014, 165,344 options and 29,178 options, respectively, were granted to directors and employees at an exercise price of $14.70 and $18.92 per share, respectively, under the 2011 Option Plan.  As of June 30, 2017, there were 389 stock options available for future grant under the 2011 Option Plan.

Incentive stock options and non-qualified stock options granted under the Option Plan become vested and exercisable at a rate of 20% per year over five years commencing one year from the date of the grant with an additional 20% vesting on each successive anniversary of the date the option was granted.  No vesting shall occur after an employee's employment or service as a director is terminated.  In the event of death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable.  The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of the grant.  At June 30, 2017 and 2016, compensation expense charged to operations was $105,000 and $170,000, respectively.

Stock Incentive Plan
On November 12, 2014, the shareholders of the Company approved the adoption of the Company's 2014 Stock Incentive Plan (the Stock Incentive Plan) for the benefit of employees and non-employee directors as an incentive to contribute to the success of the Company and to reward employees for outstanding performance and the attainment of targeted goals.  The Stock Incentive Plan covers a total of 150,000 shares, of which no more than 37,500 shares, or 25% of the plan, may be share awards.  The balance of the plan is reserved for stock option awards which would total 112,500 stock options assuming all the share awards are issued. All incentive stock options granted under the Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  On October 26, 2015, the Company granted a total of 34,500 plan share awards and 103,500 stock options to directors, officers, and other key employees vesting ratably over five years. The Stock Incentive Plan cost is recognized over the five year vesting period. For the year ended June 30, 2017 and 2016, the Company recognized $293,000 and $134,000, respectively, in expenses related to the Stock Incentive Plan.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 13.	Stock-Based Compensation (Continued)

Stock Options
Following is a summary of the status of the options outstanding under the Option Plan and Stock Incentive Plan during the fiscal years ended June 30, 2017 and 2016:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Shares	Price	Term	Value
Outstanding at June 30, 2016	304,477	$17.79	7.05
Granted	--	--
Exercised	(3,937)	14.70
Forfeited	(389)	14.70
Outstanding at June 30, 2017	300,151	$17.83	6.07	$2,735,976

Options Exercisable at June 30, 2017	202,164	$15.70	5.10	$2,272,277

Outstanding at June 30, 2015	208,461	$15.03
Granted	103,500	23.00
Exercised	(7,484)	12.86
Forfeited	--	--
Outstanding at June 30, 2016	304,477	$17.79	7.05	$1,274,770

Options Exercisable at June 30, 2016	142,860	$14.53	5.57	$988,183

The fair value of each option granted is estimated on the grant date using the Black-Scholes model.  The following assumptions were made in estimating fair value.

	2014 Stock
	Incentive Plan	2011 Option Plan
	October 26, 2015	July 31, 2014
Dividend Yield	1.39%	1.50%
Expected Term	10 years	10 years
Risk-Free Interest Rate	2.07%	2.58%
Expected Life	10 years	10 years
Expected Volatility	20.38%	9.56%

A summary of the status of the Company's nonvested options as of June 30, 2017 and changes during the year ended June 30, 2017 is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Nonvested at June 30, 2016	161,617	$20.67
Granted	--	--
Vested	(63,241)	18.31
Forfeited	(389)	14.70
Nonvested at June 30, 2017	97,987	$22.22

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 14.	Off-Balance Sheet Activities

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

No material gains or losses are anticipated as a result of these transactions.

At June 30, 2017 and 2016, the following financial instruments were outstanding:

	Contract Amount
	2017	2016
	(In Thousands)
Commitments to Grant Loans	$45,679	$29,621
Unfunded Commitments Under Lines of Credit	9,905	10,948
	$55,584	$40,569

Fixed Rate Loans (3.25% - 5.00% in 2017; 3.13% - 5.25% in 2016)	$55,584	$40,262
Variable Rate Loans (2.88% - 4.75% in 2016)	--	307
	$55,584	$40,569

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

Other Credit Concentrations
The Bank has purchased, with recourse from the seller, a significant number of loans from third-party mortgage originators.  These loans are serviced by these entities.  At June 30, 2017 and 2016, the balance of the loans outstanding being serviced by these entities was $6.6 million and $7.6 million, respectively.

Interest Rate Floors and Caps
The Bank writes interest rate floors and caps into its variable rate mortgage loan contracts and loan servicing agreements in an attempt to manage its interest rate exposure.  Such floors and caps enable customers to transfer, modify, or reduce their interest rate risk, which, in turn, creates an off-balance sheet market risk to the Bank.  At June 30, 2017, the Bank's loan portfolio contained approximately $29.9 million of loans in which the loan contracts or servicing agreements possessed interest rate floors and caps.  Of this amount, $6.6 million consisted of purchased loans, which were originated by third-party mortgage originators.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 15.	Related Party Events

In the ordinary course of business, the Bank makes loans to its directors and officers.  These loans are made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and do not involve more than normal credit risk or present other unfavorable features.

An analysis of the activity in loans made to such borrowers (both direct and indirect), including lines of credit, is summarized as follows for the years ended June 30, 2017 and 2016:

	2017	2016
	(In Thousands)

Balance – Beginning of Year	$3,772	$3,761
Additions	299	507
Principal Payments	(1,229)	(496)

Balance – End of Year	$2,842	$3,772

Deposits from related parties held by the Bank at June 30, 2017 and 2016, amounted to $3.0 million and $3.7 million, respectively.

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

The Bank is required to maintain minimum capital ratios under OCC regulatory guidelines in order to ensure capital adequacy.  Management believes, as of June 30, 2017 and 2016, that the Bank met all OCC capital adequacy requirements to which it is subject.

As of June 30, 2017, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum capital ratios, which are different than those required to meet OCC capital adequacy requirements.

There are no conditions or events since that notification that management believes may have changed the Bank's category.  The Bank was also classified as well capitalized at June 30, 2017.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 16.         Regulatory Matters (Continued)

The Bank's actual and required capital amounts and ratios for OCC regulatory capital adequacy purposes are presented below as of June 30, 2017 and 2016:

				Required for Capital
		Actual		Adequacy Purposes
		Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)

June 30, 2017
Core Capital	(1)	$45,977	11.06%	$12,475	3.00%
Common Equity Tier 1	(2)	45,977	16.14	12,821	4.50
Tangible Capital	(1)	45,977	11.06	6,237	1.50
Total Risk-Based Capital	(2)	49,545	17.39	22,793	8.00

June 30, 2016
Core Capital	(1)	$42,863	11.81%	$10,893	3.00%
Common Equity Tier 1	(2)	42,863	16.66	11,574	4.50
Tangible Capital	(1)	42,863	11.81	5,446	1.50
Total Risk-Based Capital	(2)	45,708	17.77	20,577	8.00
____________________________________
(1) Amounts and Ratios to Adjusted Total Assets
(2) Amounts and Ratios to Total Risk-Weighted Assets

The Bank's actual and required capital amounts and ratios to be well capitalized under prompt corrective action provisions are presented below as of June 30, 2017 and 2016:

				Required to be
		Actual		Well Capitalized
		Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)

June 30, 2017
Tier 1 Leverage Capital	(1)	$45,977	11.06%	$20,790	5.00%
Common Equity Tier 1	(2)	45,977	16.14	18,519	6.50
Tier 1 Risk-Based Capital	(2)	45,977	16.14	22,793	8.00
Total Risk-Based Capital	(2)	49,545	17.39	28,492	10.00

June 30, 2016
Tier 1 Leverage Capital	(1)	$42,863	11.81%	$18,154	5.00%
Common Equity Tier 1	(2)	42,863	16.66	16,719	6.50
Tier 1 Risk-Based Capital	(2)	42,863	16.66	20,576	8.00
Total Risk-Based Capital	(2)	45,708	17.77	25,721	10.00
___________________________________
(1) Amounts and Ratios to Adjusted Total Assets
(2) Amounts and Ratios to Total Risk-Weighted Assets

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 16.         Regulatory Matters (Continued)

The actual and required capital amounts and ratios applicable to the Bank for the years ended June 30, 2017 and 2016 are presented in the following tables, including a reconciliation of capital under generally accepted accounting principles (GAAP) to such amounts reported for regulatory purposes:

			Minimum for Capital
	Actual		Adequacy Purposes
June 30, 2017	Ratio	Amount	Ratio	Amount
	(Dollars in Thousands)

Total Equity, and Ratio to Total Assets	10.96%	$45,563
Investments in and Advances to Nonincludable Subsidiaries		(119)
Unrealized Gains on Securities Available-for-Sale		533
Tangible Capital, and Ratio to Adjusted Total Assets	11.06%	$45,977	1.50%	$6,237
Tier 1 (Core) Capital, and Ratio to Adjusted Total Assets	11.06%	$45,977	3.00%	12,475
Tier 1 (Core) Capital, and Ratio to Risk-Weighted Assets	16.14%	45,977	4.50%	12,821
Allowance for Loan Losses		3,728
Excess Allowance for Loan Losses		(160)
Total Risk-Based Capital, and Ratio to Risk-Weighted Assets	17.39%	$49,545	8.00%	$22,793
Total Assets		$415,652
Adjusted Total Assets		$415,817
Risk-Weighted Assets		$284,918

			Minimum for Capital
	Actual		Adequacy Purposes
June 30, 2016	Ratio	Amount	Ratio	Amount
	(Dollars in Thousands)

Total Equity, and Ratio to Total Assets	11.87%	$43,110
Investments in and Advances to Nonincludable Subsidiaries		(119)
Unrealized Gains on Securities Available-for-Sale		(128)
Tangible Capital, and Ratio to Adjusted Total Assets	11.81%	$42,863	1.5%	$5,446
Tier 1 (Core) Capital, and Ratio to Adjusted Total Assets	11.81%	$42,863	3.0%	$10,893
Tier 1 (Core) Capital, and Ratio to Risk-Weighted Assets	16.66%	42,863	4.5%	$11,574
Allowance for Loan Losses		2,845
Total Risk-Based Capital, and Ratio to Risk-Weighted Assets	17.77%	$45,708	8.0%	$20,577
Total Assets		$363,585
Adjusted Total Assets		$363,088
Risk-Weighted Assets		$257,211

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 17.         Restrictions on Dividends

Federal banking regulations place certain restrictions on dividends paid by the Bank to the Company.  The total amount of dividends which may be paid is generally limited to the net income of the Bank for the year to date plus the retained net income for the preceding two years.

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

At June 30, 2017 and 2016, the carrying amount and estimated fair values of the Company's financial instruments were as follows:

	2017		2016
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$11,905	$11,905	$4,756	$4,756
Securities Available-for-Sale	36,935	36,935	50,173	50,173
Securities to be Held-to-Maturity	28,357	27,989	2,349	2,349
Loans Held-for-Sale	13,631	13,631	11,919	11,919
Loans Receivable	312,772	301,741	290,827	290,339

Financial Liabilities
Deposits	$329,045	$313,514	$287,822	$285,503
Advances from FHLB	48,907	48,918	47,665	47,802

Off-Balance Sheet Items
Mortgage Loan Commitments	$457	$457	$296	$296

The estimated fair values presented above could be materially different than net realizable value and are only indicative of the individual financial instrument's fair value.  Accordingly, these estimates should not be considered an indication of the fair value of the Company taken as a whole.

The Company follows the guidance of ASC 820, Fair Value Measurements.  ASC 820 establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This standard was issued to establish a uniform definition of fair value.  The definition of fair value under ASC 820 is market-based, as opposed to company-specific, and includes the following:

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

●
Level 3 - Fair value is based upon inputs that are unobservable for the asset or liability.  These inputs reflect the Company's own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).  These inputs are developed based on the best information available in the circumstances, which include the Company's own data.  The Company's own data used to develop unobservable inputs are adjusted, if information indicates that market participants would use different assumptions.

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the year ended June 30, 2017.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 18.        Fair Value Disclosures (Continued)

Fair values of assets and liabilities measured on a recurring basis at June 30, 2017 and 2016 are as follows:

	Fair Value Measurements
June 30, 2017	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$8,848	$--	$8,848
FNMA	--	19,957	--	19,957
GNMA	--	8,130	--	8,130

Total	$--	$36,935	$--	$36,935

	Fair Value Measurements
June 30, 2016	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$10,793	$--	$10,793
FNMA	--	27,223	--	27,223
GNMA	--	12,157	--	12,157

Total	$--	$50,173	$--	$50,173

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at June 30, 2017 or 2016.

The following tables present the Company's assets and liabilities measured at fair value on a non-recurring basis at June 30, 2017 and 2016.

	Fair Value Measurements
June 30, 2017	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans,
Net of Allowance	$--	$--	$282	$282
Other Real Estate Owned	--	--	540	--

Total	$--	$--	$822	$282

	Fair Value Measurements
June 30, 2016	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans,
Net of Allowance	$--	$--	$13	$13

Total	$--	$--	$13	$13

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 19.         Earnings Per Common Share

The following table presents the components of average outstanding common shares for the years ended June 30, 2017 and 2016:

	2017	2016

Average Common Shares Issued	1,957,859	2,045,179
Average Unearned ESOP Shares	(127,254)	(138,784)
Average Unearned RRP Trust Shares	(13,456)	(29,007)

Weighted Average Number of Common Shares Used in Basic EPS	1,817,149	1,877,388

Effect of Dilutive Securities Stock Options	92,318	64,314

Weighted Average Number of Common Shares and Dilutive Potential Common Shares Used in Dilutive EPS	1,909,467	1,941,702

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in GAAP.  For the years ended June 30, 2017 and 2016, there were outstanding options to purchase 300,151 and 304,477 shares, respectively, at a weighted average share price of  $17.83 per share for 2017 and $17.79 per share for 2016.

Note 20.        Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date that the financial statements were available to be issued.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 21.           Parent Company Financial Statements

Financial information pertaining only to Home Federal Bancorp, Inc. of Louisiana as of June 30, 2017 and 2016 is as follows:

HOME FEDERAL BANCORP, INC. OF LOUISIANA Condensed Balance Sheets June 30, 2017 and 2016

	June 30,
	2017	2016
	(In Thousands)
Assets
Cash and Cash Equivalents	$197	$90
Investment in Subsidiary	45,813	43,360
Other Assets	275	409

Total Assets	$46,285	$43,859

Liabilities and Stockholders' Equity
Borrowings	$--	$400
Other Liabilities	39	67
Stockholders' Equity	46,246	43,392

Total Liabilities and Stockholders' Equity	$46,285	$43,859

HOME FEDERAL BANCORP, INC. OF LOUISIANA Condensed Statements of Operations For the Years Ended June 30, 2017 and 2016

	For the Years Ended June 30,
	2017	2016
	(In Thousands)

Equity in Undistributed Earnings of Subsidiary	$3,888	$3,612
Interest Income	80	85

Total Income	3,968	3,697

Operating Expenses	424	423
Interest Expense	14	18

Total Expense	438	441

Income Before Income Tax Benefit	3,530	3,256
Income Tax Benefit	(122)	(121)

Net Income	$3,652	$3,377

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 21.        Parent Company Financial Statements (Continued)
HOME FEDERAL BANCORP, INC. OF LOUISIANA Condensed Statements of Cash Flows For the Years Ended June 30, 2017 and 2016

	For the Years Ended June 30,
	2017	2016
	(In Thousands)
Operating Activities
Net Income	$3,652	$3,377
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
Equity in Undistributed Earnings of Subsidiary	(3,888)	(3,612)
Decrease (Increase) in Other Assets	134	(162)
(Decrease) Increase in Other Liabilities	(28)	54

Net Cash Used in Operating Activities	(130)	(343)

Financing Activities
Distribution from Subsidiary	1,000	3,000
Proceeds from Stock Options Exercised	61	85
Proceeds of Borrowings	300	2,200
Repayment of Borrowings	(700)	(1,800)
Proceeds Received from Subsidiary on Stock Compensation Programs	926	573
Company Stock Purchased	(645)	(3,353)
Dividends Paid	(705)	(660)

Net Cash Provided by Financing Activities	237	45

Increase (Decrease) in Cash and Cash Equivalents	107	(298)
Cash and Cash Equivalents, Beginning of Year	90	388

Cash and Cash Equivalents, End of Year	$197	$90

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)
Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

(b)	Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2017.

(c)
No change in the Company's internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required herein is incorporated by reference from the sections captioned "Information with Respect to Nominees for Director, Continuing Directors, and Executive Officers" and "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management -Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2017 ("Proxy Statement").

Code of Ethics. Home Federal Bancorp has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer, as well as directors, other officers, and employees of Home Federal Bancorp and Home Federal Bank. A copy of the Code of Ethics may be obtained without charge upon request made to Clyde D. Patterson, Home Federal Bancorp, Inc., 624 Market Street, Shreveport, Louisiana 71101.

Item 11. Executive Compensation

The information required herein is incorporated by reference from the section captioned "Management Compensation" in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management. The information required herein is incorporated by reference from the section captioned "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2017.

Equity Compensation Plan Information. The following table provides information as of June 30, 2017 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2005 and 2011 Stock Option Plans, 2005 and 2011 Recognition and Retention Plans, and 2014 Stock Incentive Plan, all of which were approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	340,177	$18.36	12,000
Equity compensation plans not approved by security holders	--	--	--

Total	340,177	$18.36	12,000

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required herein is incorporated by reference from the section captioned "Indebtedness of Management and Related Party Transactions" in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2017.

Item 14. Principal Accounting Fees and Services

The information required herein is incorporated by reference from the section captioned "Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees" in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2017.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report and are incorporated herein by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2017 and 2016
Consolidated Statements of Operations for the Years Ended June 30, 2017 and 2016
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2017 and 2016
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended June 30, 2017 and 2016
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

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Date: September 21, 2017	By:	/s/James R. Barlow
James R. Barlow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/Daniel R. Herndon
Daniel R. Herndon	Executive Chairman of the Board	September 21, 2017

/s/James R. Barlow
James R. Barlow	Director, President and Chief Executive Officer (Principal Executive Officer)	September 21, 2017
/s/Glen W. Brown
Glen W. Brown	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 21, 2017
/s/Clyde D. Patterson
Clyde D. Patterson	Director, Executive Vice President and Treasurer	September 21, 2017
/s/Walter T. Colquitt, III
Walter T. Colquitt, III	Director	September 21, 2017
/s/Scott D. Lawrence
Scott D. Lawrence	Director	September 21, 2017
/s/Mark M. Harrison
Mark M. Harrison	Director	September 21, 2017

Woodus K. Humphrey	Director	September 21, 2017

Thomas Steen Trawick, Jr.	Director	September 21, 2017
/s/Timothy W. Wilhite, Esq.
Timothy W. Wilhite, Esq.	Director	September 21, 2017