Form 10-Q
period 2017-09-30
Home Federal Bancorp, Inc. of Louisiana
filed 2017-11-14
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Shares of common stock, par value $.01 per share, outstanding as of November 10, 2017; The registrant had 1,928,160 shares common stock outstanding.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30, 2017	June 30, 2017

ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $3,709 and $8,212 for September 30, 2017 and June 30, 2017, Respectively)	$7,547	$11,905
Securities Available-for-Sale	30,805	36,935
Securities Held-to-Maturity (Fair Value of $27,373 and $27,989, Respectively)	27,560	28,357
Loans Held-for-Sale	7,988	13,631
Loans Receivable, Net of Allowance for Loan Losses of $3,231 and $3,729, Respectively	321,175	312,772
Accrued Interest Receivable	1,121	1,094
Premises and Equipment, Net	12,118	12,219
Bank Owned Life Insurance	6,704	6,668
Deferred Tax Asset	1,690	1,601
Other Real Estate Owned	683	540
Other Assets	655	884

Total Assets	$418,046	$426,606

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$333,501	$329,045
Advances from Borrowers for Taxes and Insurance	909	698
Short-term Federal Home Loan Bank advances	23,000	37,000
Long-term Federal Home Loan Bank advances	11,841	11,907
Other Borrowings	--	--
Other Accrued Expenses and Liabilities	2,432	1,710
Total Liabilities	371,683	380,360

STOCKHOLDERS' EQUITY
Preferred Stock – $.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	--	--
Common Stock – $.01 Par Value; 40,000,000 Shares Authorized; 1,927,053 and 1,953,066 Shares Issued and Outstanding at September 30, 2017 and June 30, 2017, Respectively	35	23
Additional Paid-in Capital	34,612	34,516
Unearned ESOP Stock	(1,187)	(1,215)
Unearned RRP Trust Stock	(23)	(46)
Retained Earnings	13,364	13,320
Accumulated Other Comprehensive Income	(438)	(352)

Total Stockholders' Equity	46,363	46,246

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$418,046	$426,606

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,
	2017	2016
	(In Thousands, Except per Share Data)
INTEREST INCOME
Loans, Including Fees	$4,284	$3,894
Investment Securities	11	5
Mortgage-Backed Securities	260	192
Other Interest-Earning Assets	38	4
Total Interest Income	4,593	4,095

INTEREST EXPENSE
Deposits	707	540
Other Borrowings	--	3
Federal Home Loan Bank Borrowings	144	95
Total Interest Expense	851	638
Net Interest Income	3,742	3,457

PROVISION FOR LOAN LOSSES	300	300
Net Interest Income after Provision for Loan Losses	3,442	3,157

NON-INTEREST INCOME
Gain on Sale of Real Estate	--	110
Gain on Sale of Securities	94	--
Gain on Sale of Loans	605	798
Income on Bank Owned Life Insurance	36	37
Service Charges on deposit accounts	216	163
Other Income	17	10
Total Non-Interest Income	968	1,118

NON-INTEREST EXPENSE
Compensation and Benefits	1,714	1,722
Occupancy and Equipment	310	307
Data Processing	167	155
Audit and Examination Fees	50	52
Franchise and Bank Shares Tax	98	95
Advertising	40	72
Legal Fees	146	81
Loan and Collection	80	99
Deposit Insurance Premium	28	45
Other Expense	198	147
Total Non-Interest Expense	2,831	2,775
Income Before Income Taxes	1,579	1,500

PROVISION FOR INCOME TAX EXPENSE	571	498
Net Income	$1,008	$1,002
EARNINGS PER COMMON SHARE:
Basic	$0.55	$0.55
Diluted	$0.53	$0.53
DIVIDENDS DECLARED	$0.12	$0.09

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,
	2017	2016
	(In Thousands)

Net Income	$1,008	$1,002

Other Comprehensive Loss, Net of Tax
Unrealized Holding Loss on Securities Available-for-Sale, Net of Tax of $45 in 2017 and $103 in 2016	(86)	(198)

Total Comprehensive Income	$922	$804

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
				(In Thousands)
BALANCE – June 30, 2016	$23	$33,863	$(1,331)	$(265)	$11,018	$84	$43,392

Net Income	--	--	--	--	1,002	--	1,002

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	(198)	(198)

RRP Shares Earned	--	--	--	24	--	--	24

Stock Options Vested	--	73	--	--	--	--	73

Common Stock Issuance for Stock Option Exercises	--	39	--	--	--	--	39

ESOP Compensation Earned	--	36	29	--	--	--	65

Company Stock Purchased	--	--	--	--	(247)	--	(247)

Dividends Declared	--	--	--	--	(177)	--	(177)

BALANCE – September 30, 2016	$23	$34,011	$(1,302)	$(241)	$11,596	$(114)	$43,973

BALANCE – June 30, 2017	$23	$34,516	$(1,215)	$(46)	$13,320	$(352)	$46,246

Net Income	--	--	--	--	1,008	--	1,008

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	(86)	(86)

RRP Shares Earned	--	--	--	24	--	--	24

Stock Options Vested	--	34	--	--	--	--	34

Common Stock Issuance for Stock Option Exercises	--	13	--	--	--	--	13

ESOP Compensation Earned	--	48	29	--	--	--	77

Company Stock Purchased	--	--	--	--	(719)	--	(719)

Dividends Declared	--	--	--	--	(234)	--	(234)

BALANCE – September 30, 2017	$35	$34,612	$(1,187)	$(23)	$13,364	$(438)	$46,363

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,008	$1,002
Adjustments to Reconcile Net Income to Net
Cash Provided by (Used in) Operating Activities
Gain on Sale of Real Estate	--	(110)
Bad Debt Recovery	4	6
Net Amortization and Accretion on Securities	55	5
Gain on Sale of Loans	(605)	(798)
Gain on Sale of Securities	(94)	--
Amortization of Deferred Loan Fees	(26)	(20)
Depreciation of Premises and Equipment	128	132
ESOP Expense	77	65
Stock Option Expense	34	73
Recognition and Retention Plan Expense	7	58
Deferred Income Tax	(89)	(124)
Provision for Loan Losses	300	300
Increase in Cash Surrender Value on Bank Owned Life Insurance	(36)	(37)
Share Awards Expense	34	34
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(25,285)	(31,710)
Loans Held-for-Sale – Sale and Principal Repayments	31,279	29,448
Accrued Interest Receivable	(27)	12
Other Operating Assets	229	(93)
Other Operating Liabilities	722	871

Net Cash Provided by (Used In) Operating Activities	7,715	(886)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(8,796)	2,890
Deferred Loan Fees Collected	115	16
Acquisition of Premises and Equipment	101	(140)
Proceeds from Sale of Real Estate	--	423
Activity in Available-for-Sale Securities:
Principal Payments on Mortgage-Backed Securities	2,491	3,759
Sale of Securities	3,555
Activity in Held-to-Maturity Securities:
Principal Payments on Mortgage-Backed Securities	800	--
Purchases of Securities	--	(10,489)

Net Cash Used in Investing Activities	(1,734)	(3,541)

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
	September 30,
	2017	2016
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$4,456	$11,502
Proceeds from Federal Home Loan Bank Advances	17,400	431,600
Repayments of Advances from Federal Home Loan Bank	(31,466)	(436,963)
Net Increase in Advances from Borrowers for Taxes and Insurance	211	182
Dividends Paid	(234)	(177)
Company Stock Purchased	(719)	(247)
Proceeds from Stock Options Exercised	13	39

Net Cash (Used in) Provided by Financing Activities	(10,339)	5,936

NET INCREASE IN CASH AND CASH EQUIVALENTS	(4,358)	1,509

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	11,905	4,756

CASH AND CASH EQUIVALENTS - END OF PERIOD	$7,547	$6,265

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$807	$625
Income Taxes Paid	1	1
Market Value Adjustment for Loss on Securities Available-for-Sale	(131)	(301)

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the "Company") and its subsidiary, Home Federal Bank ("Home Federal Bank" or the "Bank").  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 2017 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2018.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2017.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank's customers by six full-service banking offices and home office, located in Caddo and Bossier Parishes, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of September 30, 2017, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, balances due from banks, and federal funds sold, all of which mature within ninety days.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Accounting Policies (continued)

Securities

The Company classifies its debt and equity investment securities into one of three categories:  held-to-maturity, available-for-sale, or trading.  Investments in nonmarketable equity securities and debt securities, in which the Company has the positive intent and ability to hold to maturity, are classified as held-to-maturity and carried at amortized cost.  Investments in debt securities that are not classified as held-to-maturity, and marketable equity securities that have readily determinable fair values are classified as either trading or available-for-sale securities.  Securities that are acquired and held principally for the purpose of selling in the near term are classified as trading securities.  Investments in securities not classified as trading or held-to-maturity are classified as available-for-sale.

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

Buildings and Improvements                                                                         10 - 40 Years
Furniture and Equipment   3 - 10 Years

Bank-Owned Life Insurance

The Company has purchased life insurance contracts on the lives of certain key employees.  The Bank is the beneficiary of these policies.  These contracts are reported at their cash surrender value, and changes in the cash surrender value are included in non-interest income.

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

Earnings per Share

Earnings per share are computed based upon the weighted average number of common shares outstanding during the period.

Non-Direct Response Advertising

The Company expenses all advertising costs, except for direct-response advertising, as incurred.  Non-direct response advertising costs were $40,000 and $72,000 for the three months ended September 30, 2017 and 2016, respectively.

In the event the Company incurs expense for material direct-response advertising, it will be amortized over the estimated benefit period.  Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits.  For the three months ended September 30, 2017 and 2016, the Company did not incur any amount of direct-response advertising.

Stock-Based Compensation

GAAP requires all share-based payments to employees, including grants of employee stock options and recognition and retention share awards, to be recognized as expense in the statement of operations based on their fair values.  The amount of compensation is measured at the fair value of the options or recognition and retention share awards when granted, and this cost is expensed over the required service period, which is normally the vesting period of the options or recognition and retention awards.  This guidance applies to awards granted or modified after January 1, 2006 or any unvested awards outstanding prior to that date.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Accounting Policies (continued)

Reclassification

Certain financial statement balances included in the prior year consolidated financial statements have been reclassified to conform to the current period presentation.

Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheets along with net income, they are components of comprehensive income (loss).

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  This ASU eliminates the requirement to retrospectively account for changes to provisional amounts initially recorded in a business combination.  ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined, including the effect of the change in provisional amount as if the accounting had been completed at the acquisition date.  The provisions of this ASU are effective for fiscal years beginning after December 15, 2015 and should be applied prospectively to adjustments to provisional amounts that occur after the effective date.  The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities to be classified as non-current on the balance sheet.  This update is effective for fiscal years beginning after December 15, 2017.  The guidance may be adopted prospectively or retrospectively, and early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases.  From the lessee's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting pattern of expense recognition in the income statement for a lessee.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323).   This Update addresses and codifies the practical considerations and application of the required disclosures under SAB Topic 11.M for the implementation of ASU 2014-09, Revenue from Contracts with Customers (Topic 606); ASU 2016-02, Leases (Topic 842); and ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). The SEC Staff has emphasized on a number of occasions, including the December 2016 AICPA National Conference on Current SEC and PCAOB Developments, the requirements to disclose the potential material effects of newly issued standards, and the importance of providing investors with this information. Such disclosures should explain the impact the new standard is expected to have on the financial statements, and how the adoption of the new standard will affect comparability.  Entities should discuss both quantitative and qualitative information as available when assessing implementation of a new standard.  This ASU was effective immediately for public business entities.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718).  The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in FASB ASC 718.  The effective date of this Update is for fiscal years beginning after December 15, 2018.  Early adoption is permitted, including adoption in an interim period.  The Company does not expect ASU 2017-09 to have a material impact on its consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities

The amortized cost and fair value of securities with gross unrealized gains and losses follows:

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$8,491	$1	$272	$8,220
FNMA Mortgage-Backed Certificates	15,467	4	237	15,234
GNMA Mortgage-Backed Certificates	7,511	3	163	7,351

Total Debt Securities	31,469	8	672	30,805

Total Securities Available-for-Sale	$31,469	$8	672	$30,805

Securities Held-to-Maturity

Debt Securities
FNMA Mortgage-Backed Certificates	$24,750	$33	$220	$24,563

Equity Securities (Non-Marketable)
25,598 Shares – Federal Home Loan Bank	2,560	--	--	2,560
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,810	--	--	2,810

Total Securities Held-to-Maturity	$27,560	$33	$220	$27,373

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$9,140	$5	$297	$8,848
FNMA Mortgage-Backed Certificates	19,986	256	285	19,957
GNMA Mortgage-Backed Certificates	8,342	3	215	8,130

Total Debt Securities	37,468	264	797	36,935

Total Securities Available-for-Sale	$37,468	$264	$797	$36,935

Securities Held-to-Maturity

Debt Securities
FNMA Mortgage-Backed Securities	$25,558	$2	$370	$25,190

Equity Securities (Non-Marketable)
25,488 Shares – Federal Home Loan Bank	2,549	--	--	2,549
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,799	--	--	2,799

Total Securities Held-to-Maturity	$28,357	$2	$370	$27,989

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities (continued)

The amortized cost and fair value of securities by contractual maturity at September 30, 2017 follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Debt Securities
Within One Year or Less	$7	$7	$--	$--
One through Five Years	49	49	--	--
After Five through Ten Years	44	44	--	--
Over Ten Years	31,369	30,705	24,750	24,563
	31,469	30,805	24,750	24,563

Other Equity Securities	--	--	2,810	2,810

Total	$31,469	$30,805	$27,560	$27,373

Securities available-for-sale totaling $3.5 million were sold for $3.6 million during the three months ending September 30, 2017 resulting in a profit on sale of securities of $94,000 .

The following tables show information pertaining to gross unrealized losses on securities available-for-sale at September 30, 2017 and June 30, 2017 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

September 30, 2017
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Available-for-Sale

Debt Securities
Mortgage-Backed Securities	$50	$3,436	$622	$24,815
Marketable Equity Securities	--	--	--	--

Total Securities Available-for-Sale	$50	$3,436	$622	$24,815

June 30, 2017
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Available-for-Sale

Debt Securities
Mortgage-Backed Securities	$144	$10,278	$653	$21,719
Marketable Equity Securities	--	--	--	--

Total Securities Available-for-Sale	$144	$10,278	$653	$21,719

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities (continued)

The unrealized losses on the Company's investment in mortgage-backed securities at September 30, 2017 and June 30, 2016 were caused by interest rate changes.  The contractual cash flows of these investments are guaranteed by agencies of the U.S. government.  Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company's investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2017.

The Company's investment in equity securities consists primarily of FHLB stock and shares of First National Bankers Bankshares, Inc. ("FNBB").  Management monitors its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

At September 30, 2017, securities with a carrying value of $268,000 were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $149.5 million were pledged to secure FHLB advances.

3. Loans Receivable

Loans receivable are summarized as follows:

	September 30, 2017	June 30, 2017
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$132,199	$125,306
Commercial	78,339	77,945
Multi-Family Residential	24,269	21,281
Land	23,780	25,038
Construction	10,524	9,529
Equity and Second Mortgage	1,666	1,710
Equity Lines of Credit	19,692	20,976

Total Mortgage Loans	290,469	281,785

Commercial Loans	33,698	34,429
Consumer Loans
Loans on Savings Accounts	405	420
Other Consumer Loans	119	63

Total Consumer Loans	524	483
Total Loans	324,691	316,697

Less: Allowance for Loan Losses	(3,231)	(3,729)
Unamortized Loan Fees	(285)	(196)

Net Loans Receivable	$321,175	$312,772

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Following is a summary of changes in the allowance for loan losses:

	Three Months Ended September 30,
	2017	2016
	(In Thousands)

Balance - Beginning of Period	$3,729	$2,845
Provision for Loan Losses	300	300
Loan Charge-Offs	(802)	(14)
Recoveries	4	6
Balance - End of Period	$3,231	$3,137

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

Pass Watch - Loans are considered marginal, meaning some weakness has been identified which could cause future impairment of repayment. However, these relationships are currently protected from any apparent loss by collateral.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present the grading of loans, segregated by class of loans, as of September 30, 2017 and June 30, 2017:

September 30, 2017	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$130,922	$303	$974	$--	$132,199
Commercial	74,127	--	4,212	--	78,339
Multi-Family Residential	24,269	--	--	--	24,269
Land	23,557	223	--	--	23,780
Construction	10,524	--	--	--	10,524
Equity and Second Mortgage	1,666	--	--	--	1,666
Equity Lines of Credit	19,641	--	51	--	19,692
Commercial Loans	31,577	--	2,121	--	33,698
Consumer Loans	524	--	--	--	524
Total	$316,807	$526	$7,358	$--	$324,691

June 30, 2017	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$124,450	$303	$553	$--	$125,306
Commercial	77,690	--	255	--	77,945
Multi-Family Residential	21,281	--	--	--	21,281
Land	24,915	123	--	--	25,038
Construction	9,232	297	--	--	9,529
Equity and Second Mortgage	1,710	--	--	--	1,710
Equity Lines of Credit	20,976	--	--	--	20,976
Commercial Loans	31,916	--	2,503	--	34,429
Consumer Loans	483	--	--	--	483

Total	$312,653	$723	$3,311	$--	$316,697

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when contractually due.  Loans that experience insignificant payment delays or payment shortfalls are generally not classified as impaired.  On a case-by-case basis, management determines the significance of payment delays and payment shortfalls, taking into consideration all of the circumstances related to the loan, including the length of the payment delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present an aging analysis of past due loans, segregated by class of loans, as of September 30, 2017 and June 30, 2017:

September 30, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,374	$1,218	$672	$3,264	$128,935	$132,199	$383
Commercial	65	--	--	65	78,274	78,339	--
Multi-Family Residential	--	--	--	--	24,269	24,269	--
Land	100	--	--	100	23,680	23,780	--
Construction	--	--	--	--	10,524	10,524	--
Equity and Second Mortgage	--	--	--	--	1,666	1,666	--
Equity Lines of Credit	109	15	51	175	19,517	19,692	68
Commercial Loans	--	--	1,664	1,664	32,034	33,698	--
Consumer Loans	--	--	--	--	524	524	--
Total	$1,648	$1,233	$2,387	$5,268	$319,423	$324,691	$457

June 30, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,650	$350	$662	$2,662	$122,644	$125,306	$181
Commercial	8	--	--	8	77,937	77,945	--
Multi-Family Residential	--	--	--	--	21,281	21,281	--
Land	--	--	--	--	25,038	25,038	--
Construction	--	--	--	--	9,529	9,529	--
Equity and Second Mortgage	--	--	--	--	1,710	1,710	--
Equity Lines of Credit	194	--	4	198	20,778	20,976	4
Commercial Loans	--	--	2,503	2,503	31,926	34,429	--
Consumer Loans	--	--	--	--	483	483	--

Total	$1,852	$350	$3,169	$5,371	$311,326	$316,697	$185

There was no interest income recognized on non-accrual loans during the three months ended September 30, 2017 or year ended June 30, 2017. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the three months ended September 30, 2017 and year ended June 30, 2017 was approximately $29,000 and $79,000, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the three months ended September 30, 2017 was as follows:

	Real Estate Loans
September 30, 2017	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,822	$353	$73	$203	$147	$142	$979	$10	$3,729
Charge-Offs	--	--	--	--	--	(5)	(797)	--	(802)
Recoveries	4	--	--	--	--	--	--	--	4
Current Provision	(184)	--	11	(19)	16	9	469	(2)	300
Ending Balances	$1,642	$353	$84	$184	$163	$146	$651	$8	$3,231

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,642	353	84	184	163	146	651	8	3,231

Loans Receivable:
Ending Balances – Total	$132,199	$78,339	$24,269	$23,780	$10,524	$21,358	$33,698	$524	$324,691
Ending Balances:
Evaluated for Impairment:
Individually	1,229	4,212	--	223	--	99	2,121	--	7,884
Collectively	$130,970	$74,127	$24,269	$23,557	$10,524	$21,259	$31,577	$524	$316,807

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the year ended June 30, 2017 and three months ended September 30, 2017 was as follows:

	Real Estate Loans
June 30, 2017	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,517	$321	$111	$201	$126	$117	$444	$8	$2,845
Charge-Offs	--	--	--	(16)	--	(14)	--	--	(30)
Recoveries	14	--	--	--	--	--	--	--	14
Current Provision	291	32	(38)	18	21	39	535	2	900
Ending Balances	$1,822	$353	$73	$203	$147	$142	$979	$10	$3,729

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,822	353	73	203	147	142	979	10	3,729

Loans Receivable:
Ending Balances - Total	$125,306	$77,945	$21,281	$25,038	$9,529	$22,686	$34,429	$483	$316,697
Ending Balances:
Evaluated for Impairment:
Individually	856	255	--	123	297	--	2,513	--	4,044
Collectively	$124,450	$77,690	$21,281	$24,915	$9,232	$22,686	$31,916	$483	$312,653

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present loans individually evaluated for impairment, segregated by class of loans, as of September 30, 2017 and June 30, 2017:

September 30, 2017	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,229	$1,229	$--	$1,229	$--	$1,232
Commercial	4,212	4,212	--	4,212	--	4,143
Multi-Family Residential	--	--	--	--	--	--
Land	223	223	--	223	--	223
Construction	--	--	--	--	--	--
Equity and Second Mortgage	48	48	--	48	--	53
Equity Lines of Credit	51	51	--	51	--	51
Commercial Loans	2,121	2,121	--	2,121	--	2,141
Consumer Loans	--	--	--	--	--	--

Total	$7,884	$7,884	$--	$7,884	$--	$7,843

June 30, 2017	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$856	$856	$--	$856	$--	$861
Commercial	255	255	--	255	--	261
Multi-Family Residential	--	--	--	--	--	--
Land	123	123	--	123	--	125
Construction	297	297	--	297	--	299
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	2,513	2,513	--	2,513	--	2,649
Consumer Loans	--	--	--	--	--	--

Total	$4,044	$4,044	$--	$4,044	$--	$4,195

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

Information about the Company's TDRs is as follows (in thousands):

	September 30, 2017
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial business	$4,745	$1,664	$1,664	$6,409

	June 30, 2017
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial business	$--	$1,717	$1,717	$1,717

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

At both September 30, 2017 and June 30, 2017, the bank had troubled debt restructuring involving nine commercial loan contracts to one borrower with a recorded investment of approximately $1.7 million along with another troubled debt restructuring classification during the quarter ending September 30, 2017 involving five commercial loans totaling $4.7 million that are current on all interest payments due with no expected losses at this time.  For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result, the loan is reviewed for specific impairment in accordance with the Company's allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of September 30, 2017, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

4. Deposits

Deposits at September 30, 2017 and June 30, 2017 consist of the following classifications:

	September 30, 2017	June 30, 2017
	(In Thousands)
Non-Interest Bearing	$58,230	$54,420
NOW Accounts	31,010	34,500
Money Markets	41,542	42,439
Passbook Savings	37,126	35,050
	167,908	166,409

Certificates of Deposit	165,593	162,636

Total Deposits	$333,501	$329,045

5. Earnings Per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three months ended September 30, 2017 and 2016 were calculated as follows:

	Three Months Ended September 30,
	2017	2016
	(In Thousands, Except Per Share Data)

Net income	$1,008	$1,002

Weighted average shares outstanding - basic	1,816	1,813
Effect of dilutive common stock equivalents	159	65
Adjusted weighted average shares outstanding – diluted	1,975	1,878

Basic earnings per share	$0.55	$0.55
Diluted earnings per share	$0.53	$0.53

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Earnings Per Share (continued)

For the three months ended September 30, 2017 and 2016, there were outstanding options to purchase 300,092 and 302,077 shares, respectively, at a weighted average exercise price of $17.83 and $17.79 per share, respectively. For the quarter ended September 30, 2017, 98,637 options, were included in the computation of diluted earnings per share.

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended September 30,
	2017	2016
	(In Thousands)
Average common shares issued	1,940	1,964
Average unearned ESOP shares	(120)	(131)
Average unearned RRP shares	(4)	(20)

Weighted average shares outstanding	1,816	1,813

6. Stock-Based Compensation

Recognition and Retention Plan

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement (the "Recognition Plan") as an incentive to retain personnel of experience and ability in key positions.  The aggregate number of shares of the Company's common stock available for award under the Recognition Plan totaled 77,808 shares, all of which were awarded as of September 30, 2017.

Recognition Plan shares are earned by recipients at a rate of 20% of the aggregate number of shares covered by the Recognition Plan award over five years.  Generally, if the employment of an employee or service as a non-employee director is terminated prior to the fifth anniversary of the date of grant of Recognition Plan share award, the recipient will forfeit the right to any shares subject to the award that have not been earned.  In the case of death or disability of the recipient or a change in control of the Company, the Recognition Plan awards will be vested and shall be distributed as soon as practicable thereafter.

The cost associated with the Recognition Plan is based on share prices of $14.70 and $18.92 on January 31, 2012 and July 31, 2014, respectively, which represents the fair market price of the Company's stock on the dates on which the Recognition Plan shares were granted. The cost of the Recognition Plan is being recognized over the five year vesting period.  Compensation expense pertaining to the Recognition Plan was $7,000 and $58,000, for the three months ended September 30, 2017 and 2016, respectively.

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

On August 19, 2010 and July 31, 2014, the Company granted 21,616 options and 2,133 options, respectively, under the 2005 Option Plan that were previously forfeited (as adjusted for the conversion) at an exercise price of $10.93 and $18.92 per share, respectively.  On January 31, 2012 and July 31, 2014, 165,344 options and 29,178 options, respectively, were granted to directors and employees at an exercise price of $14.70 and $18.92 per share, respectively, under the 2011 Option Plan.  As of September 30, 2017, there were 389 stock options available for future grant under the 2011 Option Plan.

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

Incentive stock options and non-qualified stock options granted under the Option Plan become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted.  No vesting shall occur after an employee's employment or service as a director is terminated.  In the event of death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable.  The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of the grant.  For the three months ended September 30, 2017 and 2016, compensation expense charged to operations was $34,000 and $42,000, respectively.

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

7. Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amounts of $3.9 million and $2.8 million at September 30, 2017 and June 30, 2017, respectively.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value Disclosures (continued)

At September 30, 2017 and June 30, 2017, the carrying amount and estimated fair values of the Company's financial instruments were as follows:

	September 30, 2017		June 30, 2017
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$7,547	$7,547	$11,905	$11,905
Securities Available-for-Sale	30,805	30,805	36,935	36,935
Securities to be Held-to-Maturity	27,560	27,373	28,357	27,989
Loans Held-for-Sale	7,988	7,988	13,631	13,631
Loans Receivable	321,175	308,530	312,772	301,741

Financial Liabilities
Deposits	333,501	318,164	$329,045	$313,514
Advances from FHLB	34,841	34,858	48,907	48,918

Off-Balance Sheet Items
Mortgage Loan Commitments	$6,489	$6,489	$457	$457

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the year ended September 30, 2017.

Fair values of assets and liabilities measured on a recurring basis at September 30, 2017 and June 30, 2017 are as follows:

	Fair Value Measurements Using:
September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$8,220	$--	$8,220
FNMA	--	15,264	--	15,234
GNMA	--	7,351	--	7,351

Total	$--	$30,805	$--	$30,805

	Fair Value Measurements Using:
June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$8,848	$--	$8,848
FNMA	--	19,957	--	19,957
GNMA	--	8,130	--	8,130

Total	$--	$36,935	$--	$36,935

9. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date that the financial statements were available to be issued.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company's results of operations are primarily dependent on the results of the Bank, which became a wholly owned subsidiary upon completion of the second-step conversion and reorganization of the Bank on December 22, 2010. The Bank's results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings.  Results of operations are also affected by provisions for loan losses and loan sale activities.  Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, and other expense.  Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies, and actions of regulatory authorities.  Future changes in applicable law, regulations, or government policies may materially impact our financial conditions and results of operations.

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

Discussion of Financial Condition Changes from June 30, 2017 to September 30, 2017

General
At September 30, 2017, the Company reported total assets of $418.0 million, a decrease of $8.6 million, or 2.0%, compared to total assets of $426.6 million at June 30, 2017. The decrease in assets was comprised primarily of decreases in investment securities of $6.9 million, or 10.6%, from $65.3 million at June 30, 2017 to $58.4 million at September 30, 2017, loans held-for-sale of $5.6 million, or 41.4%, from $13.6 million at June 30, 2017 to $8.0 million at September 30, 2017, cash and cash equivalents of $4.4 million, or 36.6%, from $11.9 million at June 30, 2017 to $7.5 million at September 30, 2017, premises and equipment of $101,000, or 0.8%, from $12.2 million at June 30, 2017 to $12.1 million at September 30, 2017, and other assets of $229,000, or 25.9%, from $884,000 at June 30, 2017 to $655,000 million at September 30, 2017.  These decreases were partially offset by an increase in loans receivable, net of $8.4 million, or 2.7%, from $312.8 million at June 30, 2017 to $321.2 million at September 30, 2017, and other real estate owned of $143,000, or 26.5%, from $540,000 at June 30, 2017 to $683,000 at September 30, 2017.  The decrease in investment securities was primarily due to the sale of $3.5 million of mortgage-backed securities along with $3.3 million of principal repayments on mortgage-backed securities during the quarter ended September 30, 2017.  We realized a profit of $94,000 from the sale of the securities.  The decrease in loans held-for-sale resulted primarily from a decrease in loans originated for sale during the quarter ended September 30, 2017.  Other real estate owned increased by $143,000 during the quarter ended September 30, 2017 due to the foreclosure on a one-to-four family mortgage loan.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2017 to September 30, 2017 (continued)

Cash and Cash Equivalents

Cash and cash equivalents decreased $4.4 million, or 36.6%, from $11.9 million at June 30, 2017 to $7.5 million at September 30, 2017. The $4.4 million decrease in cash and cash equivalents was due in large part to help fund loan growth.

Loans Receivable, Net

Loans receivable, net, increased by $8.4 million, or 2.7%, to $321.2 million at September 30, 2017 compared to $312.8 million at June 30, 2017.  The increase in loans receivable, net was primarily due to increases in one-to-four family residential loans of $6.9 million, multi-family residential loans of $3.0 million, construction real estate loans of $1.0 million, commercial real estate loans of $394,000, and consumer loans of $41,000, partially offset by decreases in land loans of $1.3 million, home equity lines of credit of $1.3 million, commercial non-real estate loans of $731,000, and equity and second mortgage loans of $44,000.

Loans Held-for-Sale

Loans held-for-sale decreased $5.6 million, or 41.4%, from $13.6 million at June 30, 2017 to $8.0 million at September 30, 2017.  The decrease in loans held-for-sale results primarily from a decrease in the origination volume during the first quarter of fiscal 2018.

Investment Securities

Investment securities amounted to $58.4 million at September 30, 2017 compared to $65.3 million at June 30, 2017, a decrease of $6.9 million, or 10.6%. The decrease in investment securities was primarily due to the sale of mortgage-backed securities available-for-sale of $3.5 million and partial principal repayments on mortgage-backed securities of $3.3 million.

Premises and Equipment, Net

Premises and equipment, net decreased $101,000, or 0.8%, to $12.1 million at September 30, 2017 compared to $12.2 million at June 30, 2017.

Asset Quality

At September 30, 2017, the Company had $3.3 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $3.6 million of non-performing assets at June 30, 2017, consisting of nine commercial business loans to one borrower, five single-family residential loans, two line of credit loans, one residential lot in other real estate owned, and one single-family loan in other real estate owned at September 30, 2017 compared to four single family residential loans, two line of credit loans, fifteen commercial business loans, and one residential lot in other real estate owned at June 30, 2017. We had $7.4 million of loans classified as substandard at September 30, 2017 consisting of seven single-family residential loans, one line of credit loan, nine commercial business loans to one borrower, and five loans to one borrower consisting of two commercial real estate loans, two non-real estate loans, and one single family residential loan classified as substandard  compared to four single family residential loans, one line of credit loan, one commercial real estate loan, and fifteen commercial business loans to two borrowers classified as substandard at June 30, 2017.  There were no loans classified as doubtful at September 30, 2017 or June 30, 2017. During the quarter ended December 31, 2016, we became aware that one of two related borrowers of fifteen commercial business loans in the aggregate amount of $2.8 million that were classified as substandard filed for Chapter 11 (reorganization) bankruptcy protection during that period.  We received principal payments in March 2017 for $272,000, May 2017 for $10,000, August 2017 for $15,000, and September 2017 for $15,000 reducing our exposure to $1.7 million and expect to continue to receive future monthly adequate protection payments.  These loans continue to be classified as substandard and are on non-accrual at September 30, 2017.  We are continuing to monitor these credits and presently believe that our allowance for loan losses at September 30, 2017 is adequate. No additional losses are currently anticipated with respect to these loans.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2017 to September 30, 2017 (continued)

Total Liabilities

Total liabilities decreased $8.7 million, or 2.3%, from $380.4 million at June 30, 2017 to $371.7 million at September 30, 2017, primarily due to a decrease in advances from the Federal Home Loan Bank of $14.1 million, or 28.8%, to $34.8 million at September 30, 2017 compared to $48.9 million at June 30, 2017, partially offset by an increase of $4.5 million in total deposits, or 1.4%, to $333.5 million at September 30, 2017 compared to $329.0 million at June 30, 2017, and an increase in other liabilities of $722,000, or 42.2%, to $2.4 million at September 30, 2017 compared to $1.7 million at June 30, 2017.  The increase in deposits was primarily due to a $3.8 million, or 7.0%, increase in non-interest bearing demand deposits from $54.4 million at June 30, 2017 to $58.2 million at September 30, 2017, a $3.0 million, or 1.8%, increase in certificates of deposit from $162.6 million at June 30, 2017 to $165.6 million at September 30, 2017, and a $2.1 million, or 5.9%, increase in savings deposits from $35.0 million at June 30, 2017 to $37.1 million at September 30, 2017, partially offset by a decrease of $3.5 million, or 10.1%, in NOW accounts from $34.5 million at June 30, 2017 to $31.0 million at September 30, 2017 and a decrease of $900,000, or 2.1%, in money market deposits from $42.4 million at June 30, 2017 to $41.5 million at September 30, 2017.  At September 30, 2017, the Company had $10.7 million in brokered deposits compared to $11.5 million at June 30, 2017.  The decrease in brokered deposits is due to brokered deposits that matured during the quarter. The brokered certificates of deposit which have maturity dates greater than twelve months are callable by Home Federal Bank after twelve months pursuant to early redemption provisions.  The $722,000 increase in other liabilities was primarily due to increases in accrued income taxes and loan escrow balances.

Shareholders' Equity

Shareholders' equity increased $117,000, or 0.3%, to $46.4 million at September 30, 2017 from $46.2 million at June 30, 2017.  The primary reasons for the increase in shareholders' equity from June 30, 2017 were net income of $1.0 million, the vesting of restricted stock awards, stock options, and the release of employee stock ownership plan shares totaling $135,000, and proceeds from the issuance of common stock from the exercise of stock options of $13,000.  These increases in shareholders' equity were partially offset by dividends paid totaling $234,000, acquisition of Company stock of $719,000, and a decrease in the Company's accumulated other comprehensive income of $86,000.

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency ("OCC").  At September 30, 2017, Home Federal Bank's regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2017 and 2016

General

Net income amounted to $1.008 million for the three months ended September 30, 2017 compared to $1.002 million for the same period in 2016, an increase of $6,000, or 0.6%.  The increase was primarily due to a $285,000, or 8.2%, increase in net interest income partially offset by a $150,000, or 13.4%, decrease in non-interest income, a $56,000 or 2.0%, increase in non-interest expense and a $73,000, or 14.7%, increase in the provision for income tax expense for the 2017 period compared to the same period in 2016.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Month Periods Ended September 30, 2017 and 2016 (continued)

Net Interest Income

The increase in net interest income for the three months ended September 30, 2017 was primarily due to a $498,000, or 12.2%, increase in total interest income, partially offset by an increase of $213,000, or 33.4%, in aggregate interest expense primarily due to an increase in the average volume of interest bearing liabilities. The cost of funds from Federal Home Loan Bank borrowings increased $49,000, or 51.6%, compared to the prior year three month period and interest paid on deposits increased $167,000, or 30.9%, compared to the prior year three month period. Interest paid on other borrowings decreased $3,000 compared to the prior year three month period.

The Company's average interest rate spread was 3.48% for the three months ended September 30, 2017 compared to 3.60% for the three months ended September 30, 2016. The Company's net interest margin was 3.69% for the three months ended September 30, 2017 compared to 3.78% for the three months ended September 30, 2016. The decrease in the average interest rate spread on a comparative quarterly basis was primarily the result of an increase of nineteen basis points in average rate on interest-bearing liabilities.  The decrease in net interest margin was primarily the result of a higher percentage increase in the average volume of interest-earning assets for the three months ended September 30, 2017 compared to the prior year quarterly period.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market area, and other factors related to the collectability of Home Federal Bank's loan portfolio, a provision for loan losses of $300,000 was made during the three months ended for both September 30, 2017 and September 30, 2016. The allowance for loan losses was $3.2 million, or 1.0% of total loans receivable, at September 30, 2017 compared to $3.1 million, or 1.08% of total loans receivable, at September 30, 2016.  At September 30, 2017, Home federal Bank had $2.6 million in non-performing loans and $683,000 in other real estate owned which totaled $3.3 million in non-performing assets.  At September 30, 2016, Home Federal Bank had five non-performing in the amount of $1.1 million.  At September 30, 2017, Home Federal Bank had $3.3 million in non-performing loans and $683,000 in real-estate owned. At September 30, 2016, Home Federal had five non-performing loans in the amount of $1.1 million.  At both September 30, 2017 and September 30, 2016, the Bank had troubled debt restructurings involving nine commercial loan contracts to one borrower with a recorded investment of approximately $1.7 million along with another troubled debt restructuring at September 30, 2017 involving five commercial loans totaling $4.7 million that are current on all interest payments due with no expected losses at this time.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future.

Non-interest Income

The $150,000 decrease in non-interest income for the three months ended September 30, 2017 compared to the prior year quarterly period was due to a decrease of $193,000 in gain on sale of loans, a decrease of $110,000 in gain on sale of real estate, and a decrease of $1,000 in income from bank life insurance, partially offset by an increase of $94,000 in gain on sale of securities, an increase of $53,000 in service charges on deposit accounts, and an increase of $7,000 in other non-interest income.  The Company sells most of its long term fixed rate residential mortgage loan originations primarily in order to manage interest rate risk.

Non-interest Expense

The $56,000 increase in non-interest expense for the three months ended September 30, 2017 compared to the same period in 2016 was primarily attributable to increases of $65,000 in legal fees, $51,000 in other non-interest expense, $12,000 in data processing expense, and $3,000 in occupancy and equipment expense and bank shares tax.  The increases were partially offset by decreases of $32,000 in advertising expense, $19,000 in loan and collection expense, $17,000 in deposit insurance premiums, $8,000 in compensation and benefits expense, and $2,000 in audit and examination fees.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Month Periods Ended September 30, 2017 and 2016 (continued)

The aggregate compensation expense recognized by the Company for its Stock Option, Share Award, ESOP, and Recognition and Retention Plans amounted to $152,000 for the three months ended September 30, 2017 compared to $230,000 for the three months ended September 30, 2016.

The Louisiana bank shares tax is assessed on the Bank's equity and earnings.  For the three months ended September 30, 2017, the Company recognized franchise and bank shares tax expense of $98,000 compared to $95,000 for the same period in 2016.

Income Taxes

Income taxes amounted to $571,000 for the three months ended September 30, 2017 resulting in an effective tax rate of 36.2%.  Income taxes amounted to $498,000 for the three months ended September 30, 2016 resulting in an effective tax rate of 33.2%.  The increase in the effective income tax rate for the three months ended September 30, 2017, compared to the prior year period, is primarily the result of the effect of non-taxable income resulting in a 3.0% increase in rate for the three months ended September 30, 2017.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Month Periods Ended September 30, 2017 and 2016 (continued)

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

	Three Months Ended September 30,
	2017			2016
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities	$60,539	$271	1.78%	$54,275	$197	1.44%
Loans receivable	330,376	4,284	5.14	300,441	3,894	5.14
Interest-earning deposits	11,637	38	1.30	3,165	4	0.50
Total interest-earning assets	388,159	4,593	4.53	357,881	4,095	4.54
Non-interest-earning assets	37,198			27,956
Total assets	$425,357			$385,837
Interest-bearing liabilities:
Savings accounts	35,758	47	0.52	29,437	32	0.43
NOW accounts	36,277	44	0.48	38,964	50	0.51
Money market accounts	41,466	37	0.35	47,710	38	0.32
Certificate accounts	164,502	579	1.40	132,820	420	1.25
Total deposits	278,003	707	1.01	248,931	540	0.86
Other Borrowings	--	--	--	400	3	2.98
FHLB advances	42,890	144	1.33	45,898	95	0.82
Total interest-bearing liabilities	320,893	851	1.05%	295,229	638	0.86%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	56,577			43,622
Other liabilities	1,226			2,890
Total liabilities	378,696			341,741
Total Stockholders' Equity(1)	46,661			44,096

Total liabilities and equity	$425,357			$385,837

Net interest-earning assets	$67,266			$62,652

Net interest income; average interest rate spread(2)		$3,742	3.48%		$3,457	3.68%
Net interest margin(3)			3.69%			3.83%
Average interest-earning assets to average interest-bearing liabilities			125.45%			121.22%
 __________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Month Periods Ended September 30, 2017 and 2016 (continued)

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings, and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets which provide liquidity to meet lending requirements.  Home Federal Bank's deposit accounts with the Federal Home Loan Bank of Dallas amounted to $19,000 at September 30, 2017.

A significant portion of Home Federal Bank's liquidity consists of securities classified as available-for-sale and cash and cash equivalents.   Home Federal Bank's primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At September 30, 2017, Home Federal Bank had $34.8 million in advances from the Federal Home Loan Bank of Dallas and had $149.5 million in additional borrowing capacity.  Additionally, at September 30, 2017, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $15.5 million. There were no amounts purchased under this agreement as of September 30, 2017.

At September 30, 2017, Home Federal Bank had outstanding loan commitments of $41.9 million to originate loans and commitments under unused lines of credit of $10.1 million.  At September 30, 2017, certificates of deposit scheduled to mature in less than one year totaled $67.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale, as needed.

At September 30, 2017, Home Federal Bank exceeded each of its regulatory capital requirements with tangible, common equity Tier 1, core, and risk-based capital ratios of 10.86%, 15.99%, 10.86%, and 17.11%, respectively.

Off-Balance Sheet Arrangements

At September 30, 2017, the Company did not have any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management, as well as assumptions made by and information currently available to management.  In addition, in those and other portions of this document the words "anticipate", "believe", "estimate", "except", "intend", "should", and similar expressions, or the negative thereof, as they relate to the Company or the Company's management are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties, and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary from those described herein as anticipated, believed, estimated, expected, or intended.  The Company does not intend to update these forward-looking statements.

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

The Company's repurchases of its common stock made during the quarter ended September 30, 2017 are set forth in the table below, including stock-for-stock option exercises:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2017 – July 31, 2017	--	$--	--	103,831
August 1, 2017 – August 31, 2017	26,013	27.25	26,013	77,818
September 1, 2017 –September 30, 2017	--	--	--	77,818
Total	26,013	$27.25	26,013	77,818
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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: November 14, 2017	By:	/s/Glen W. Brown
Glen W. Brown
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)