Form 10-Q
period 2017-12-31
Home Federal Bancorp, Inc. of Louisiana
filed 2018-02-09
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	December 31, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

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
[X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [X] No
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Shares of common stock, par value $.01 per share, outstanding as of February 8, 2018: The registrant had 1,911,381 shares of common stock outstanding.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	December 31, 2017	June 30, 2017
	(In Thousands)
ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $3,213 and $8,212 for December 31, 2017 and June 30, 2017, Respectively)	$9,444	$11,905
Securities Available-for-Sale	33,497	36,935
Securities Held-to-Maturity (Fair Value of $27,580 and $27,989, Respectively)	28,074	28,357
Loans Held-for-Sale	2,750	13,631
Loans Receivable, Net of Allowance for Loan Losses of $3,383 and $3,729, Respectively	316,090	312,772
Accrued Interest Receivable	1,173	1,094
Premises and Equipment, Net	12,079	12,219
Bank Owned Life Insurance	6,739	6,668
Deferred Tax Asset	991	1,601
Other Real Estate Owned	540	540
Other Assets	456	884

Total Assets	$411,833	$426,606

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$342,225	$329,045
Advances from Borrowers for Taxes and Insurance	314	698
Short-term Federal Home Loan Bank advances	10,000	37,000
Long-term Federal Home Loan Bank advances	11,774	11,907
Other Borrowings	350	--
Other Accrued Expenses and Liabilities	1,238	1,710

Total Liabilities	365,901	380,360

STOCKHOLDERS' EQUITY
Preferred Stock – $.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	--	--
Common Stock – $.01 Par Value; 40,000,000 Shares Authorized; 1,911,927 and 1,953,066 Shares Issued and Outstanding at December 31, 2017 and June 30, 2017, Respectively	23	23
Additional Paid-in Capital	34,874	34,516
Unearned ESOP Stock	(1,158)	(1,215)
Unearned RRP Trust Stock	(22)	(46)
Retained Earnings	12,806	13,320
Accumulated Other Comprehensive Income	(591)	(352)

Total Stockholders' Equity	45,932	46,246

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$411,833	$426,606

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2017	2016	2017	2016
	(In Thousands, Except per Share Data)
INTEREST INCOME
Loans, Including Fees	$4,280	$3,794	$8,564	$7,688
Investment Securities	12	8	23	13
Mortgage-Backed Securities	268	252	528	444
Other Interest-Earning Assets	27	8	65	12
Total Interest Income	4,587	4,062	9,180	8,157

INTEREST EXPENSE
Deposits	738	563	1,445	1,103
Federal Home Loan Bank Borrowings	117	89	261	184
Other Bank Borrowings	1	5	1	8
Total Interest Expense	856	657	1,707	1,295
Net Interest Income	3,731	3,405	7,473	6,862

PROVISION FOR LOAN LOSSES	200	300	500	600
Net Interest Income after Provision for Loan Losses	3,531	3,105	6,973	6,262

NON-INTEREST INCOME
Gain on Sale of Loans	430	587	1,035	1,385
Gain on Sale of Real Estate	(1)	-	(1)	110
Gain on Sale of Securities	-	-	94	-
Income on Bank Owned Life Insurance	35	37	71	74
Service Charges on Deposit Accounts	221	184	437	347
Other Income	12	13	29	23
Total Non-Interest Income	697	821	1,665	1,939

NON-INTEREST EXPENSE
Compensation and Benefits	1,581	1,737	3,296	3,459
Occupancy and Equipment	361	311	671	618
Data Processing	165	159	332	314
Audit and Examination Fees	77	81	126	133
Franchise and Bank Shares Tax	103	106	201	201
Advertising	30	94	70	166
Legal Fees	143	147	289	228
Loan and Collection	73	49	153	148
Deposit Insurance Premium	40	20	68	65
Other Expense	182	142	380	289
Total Non-Interest Expense	2,755	2,846	5,586	5,621
Income Before Income Taxes	1,473	1,080	3,052	2,580

PROVISION FOR INCOME TAX EXPENSE	1,112	317	1,683	815
Net Income	$361	$763	$1,369	$1,765
EARNINGS PER SHARE:
Basic	$0.20	$0.42	$0.76	$0.97
Diluted	$0.19	$0.40	$0.72	$0.94
DIVIDENDS DECLARED	$0.12	$0.09	$0.24	$0.18

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2017	2016	2017	2016
	(In Thousands)		(In Thousands)

Net Income	$361	$763	$1,369	$1,765

Other Comprehensive Loss, Net of Tax
Unrealized Holding Loss on Securities Available-for-Sale, Net of Tax of $78 and $124 in 2017 and $220 and $322 in 2016	(153)	(427)	(239)	(625)

Total Comprehensive Income	$208	$336	$1,130	$1,140

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED DECEMBER 31, 2017 AND 2016
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
				(In Thousands)
BALANCE – June 30, 2016	$23	$33,863	$(1,331)	$(265)	$11,018	$84	$43,392

Net Income	--	--	--	--	1,765	--	1,765

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	(625)	(625)

RRP Shares Earned	--	--	--	24	--	--	24

Stock Options Vested	--	146	--	--	--	--	146

Common Stock Issuance for Share Awards Earned	--	138	--	--	--	--	138

Common Stock Issuance for Stock Option Exercises	--	39	--	--	--	--	39

ESOP Compensation Earned	--	79	58	--	--	--	137

Company Stock Purchased	--	--	--	--	(525)	--	(525)

Dividends Declared	--	--	--	--	(353)	--	(353)

BALANCE – December 31, 2016	$23	$34,265	$(1,273)	$(241)	$11,905	$(541)	$44,138

BALANCE – June 30, 2017	$23	$34,516	$(1,215)	$(46)	$13,320	$(352)	$46,246

Net Income	--	--	--	--	1,369	--	1,369

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	(239)	(239)

RRP Shares Earned	--	--	--	24	--	--	24

Stock Options Vested	--	68	--	--	--	--	68

Common Stock Issuance for Stock Option Exercises	--	191	--	--	--	--	191

ESOP Compensation Earned	--	99	57	--	--	--	156

Company Stock Purchased	--	--	--	--	(1,417)	--	(1,417)

Dividends Declared	--	--	--		(466)	--	(466)

BALANCE – December 31, 2017	$23	$34,874	$(1,158)	$(22)	$12,806	$(591)	$45,932

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2017	2016
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,369	$1,765
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Net Amortization and Accretion on Securities	96	18
Gain/(Loss) on Sale of Real Estate	1	(110)
Gain on Sale of Loans	(1,035)	(1,385)
Gain on Sale of Securities	(94)	--
Amortization of Deferred Loan Fees	(72)	(31)
Depreciation of Premises and Equipment	254	247
ESOP Expense	156	137
Stock Option Expense	68	146
Recognition and Retention Plan Expense	14	116
Share Awards Expense	68	69
Deferred Income Tax	610	(252)
Provision for Loan Losses	500	600
Increase in Cash Surrender Value on Bank Owned Life Insurance	(71)	(74)
Bad Debt Recovery	5	8
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(44,573)	(58,028)
Loans Held-for-Sale – Sale and Principal Repayments	56,531	60,402
Accrued Interest Receivable	(79)	10
Other Operating Assets	428	(40)
Other Operating Liabilities	(472)	(305)

Net Cash Provided by Operating Activities	13,704	3,293

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(3,920)	(6,950)
Deferred Loan Fees Collected	169	86
Acquisition of Premises and Equipment	(114)	(241)
Proceeds from Sale of Real Estate	--	423
Activity in Available-for-Sale Securities:
Principal Payments on Mortgage-Backed Securities	4,479	7,178
Sale of Securities	3,555	--
Purchases of Securities	(4,947)	--
Activity in Held-to-Maturity Securities:
Principal Payments on Mortgage-Backed Securities	1,466	591
Purchases of Securities	(1,174)	(22,793)

Net Cash Used In Investing Activities	(486)	(21,706)

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	December 31,
	2017	2016
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$13,180	$22,832
Proceeds from Federal Home Loan Bank Advances	61,675	512,100
Repayments of Advances from Federal Home Loan Bank	(88,808)	(506,727)
Net Decrease in Advances from Borrowers for Taxes and Insurance	(384)	(363)
Dividends Paid	(466)	(353)
Company Stock Purchased	(1,417)	(525)
Proceeds from Stock Options Exercised	191	39
Proceeds from other Bank Borrowings	350	300
Recognition and Retention Plan Share Distributions	--	--

Net Cash Provided (Used In) Financing Activities	(15,679)	27,303

NET INCREASE IN CASH AND CASH EQUIVALENTS	(2,461)	8,890

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	11,905	4,756

CASH AND CASH EQUIVALENTS - END OF PERIOD	$9,444	$13,646

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$1,614	$1,288
Income Taxes Paid	1,101	1,083
Market Value Adjustment for Loss on Securities Available-for-Sale	(363)	(947)

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the "Company") and its subsidiary, Home Federal Bank ("Home Federal Bank" or the "Bank").  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six month period ended December 31, 2017 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2018.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2017.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank's customers by six full-service banking offices and home office, located in Caddo and Bossier Parishes, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of December 31, 2017, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

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

Non-Direct Response Advertising

The Company expenses all advertising costs, except for direct-response advertising, as incurred.  Non-direct response advertising costs were $70,000 and $166,000 for the six months ended December 31, 2017 and 2016, respectively.

In the event the Company incurs expense for material direct-response advertising, it will be amortized over the estimated benefit period.  Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits.  For the six months ended December 31, 2017 and 2016, the Company did not incur any amount of direct-response advertising.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The amendments in ASU 2014-09 supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance.  The general principle of ASU 2014-09 requires an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration of which the entity expects to be entitled in exchange for those goods or services.  The guidance sets forth a five-step approach to be utilized for revenue recognition.  In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 making it effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  In April 2016, the FASB issued ASU 2016-10 which does not change the core principle of the guidance in Topic 606.  The amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  In May 2016, the FASB issued ASU 2016-12 which does not change the core principle of the guidance in Topic 606.  The amendments in this Update affect only certain narrow aspects of Topic 606.  Management is currently assessing the impact to the Company's consolidated financial statements.

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

Recent Accounting Pronouncements (continued)

1. Summary of Accounting Policies (continued)

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities

The amortized cost and fair value of securities with gross unrealized gains and losses follows:

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$8,251	$1	$434	$7,818
FNMA Mortgage-Backed Certificates	14,391	1	354	14,038
GNMA Mortgage-Backed Certificates	11,802	2	163	11,641

Total Debt Securities	34,444	4	951	33,497

Total Securities Available-for-Sale	$34,444	$4	$951	$33,497

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$1,171	$-	$20	$1,151
FNMA Mortgage-Backed Certificates	24,081	-	474	23,607
Total Debt Securities	25,252	-	494	24,758

Equity Securities (Non-Marketable)
25,720 Shares – Federal Home Loan Bank	2,572	-	-	2,572
630 Shares – First National Bankers Bankshares, Inc.	250	-	-	250

Total Equity Securities	2,822	-	-	2,822

Total Securities Held-to-Maturity	$28,074	$-	$494	$27,580

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$9,140	$5	$297	$8,848
FNMA Mortgage-Backed Certificates	19,986	256	285	19,957
GNMA Mortgage-Backed Certificates	8,342	3	215	8,130

Total Debt Securities	37,468	264	797	36,935

Total Securities Available-for-Sale	$37,468	$264	$797	$36,935

Securities Held-to-Maturity

Debt Securities
FNMA Mortgage-Backed Securities	$25,558	$2	$370	$25,190

Equity Securities (Non-Marketable)
25,488 Shares – Federal Home Loan Bank	2,549	--	--	2,549
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,799	--	--	2,799

Total Securities Held-to-Maturity	$28,357	$2	$370	$27,989

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Securities (continued)

The amortized cost and fair value of securities by contractual maturity at December 31, 2017 follows:

	Available-for-Sale		Available-for-Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In Thousands)

Debt Securities
Within One Year or Less	$4	$4	$--	$--
One through Five Years	40	40	--	--
After Five through Ten Years	39	39	--	--
Over Ten Years	34,361	33,414	25,252	24,758
	34,444	33,497	25,252	24,758

Other Equity Securities	--	--	2,822	2,822

Total	$34,444	$33,497	$28,074	$27,580

Securities available-for-sale totaling $3.5 million were sold for $3.6 million during the six months ending December 31, 2017 resulting in a profit on sale of securities of $94,000.

The following tables show information pertaining to gross unrealized losses on securities available-for-sale at December 31, 2017 and June 30, 2017 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

December 31, 2017
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Available-for-Sale

Debt Securities
Mortgage-Backed Securities	$1	$48	$950	$28,438
Marketable Equity Securities	--	--	--	--

Total Securities Available-for-Sale	$1	$48	$950	$28,438

June 30, 2017
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Available-for-Sale

Debt Securities
Mortgage-Backed Securities	$144	$10,278	$653	$21,719
Marketable Equity Securities	--	--	--	--

Total Securities Available-for-Sale	$144	$10,278	$653	$21,719

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities (continued)

The unrealized losses on the Company's investment in mortgage-backed securities at December 31, 2017 and June 30, 2017 were caused by interest rate changes.  The contractual cash flows of these investments are guaranteed by agencies of the U.S. government.  Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company's investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2017.

The Company's investment in equity securities consists primarily of FHLB stock and shares of First National Bankers Bankshares, Inc. ("FNBB").  Management monitors its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

At December 31, 2017, securities with a carrying value of $246,000 were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $146.5 million were pledged to secure FHLB advances.

3. Loans Receivable

Loans receivable are summarized as follows:

	December 31, 2017	June 30, 2017
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$129,053	$125,306
Commercial	73,044	77,945
Multi-Family Residential	30,844	21,281
Land	20,657	25,038
Construction	8,724	9,529
Equity and Second Mortgage	1,609	1,710
Equity Lines of Credit	20,343	20,976

Total Mortgage Loans	284,274	281,785

Commercial Loans	34,979	34,429
Consumer Loans
Loans on Savings Accounts	401	420
Other Consumer Loans	112	63

Total Consumer Loans	513	483
Total Loans	319,766	316,697

Less: Allowance for Loan Losses	(3,383)	(3,729)
Unamortized Loan Fees	(293)	(196)

Net Loans Receivable	$316,090	$312,772

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Following is a summary of changes in the allowance for loan losses:

	Six Months Ended December 31,
	2017	2016
	(In Thousands)

Balance - Beginning of Period	$3,729	$2,845
Provision for Loan Losses	500	600
Loan Charge-Offs	(851)	(14)
Recoveries	5	8
Balance - End of Period	$3,383	$3,439

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present the grading of loans, segregated by class of loans, as of December 31, 2017 and June 30, 2017:

		Special
December 31, 2017	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$127,828	$-	$1,225	$-	$129,053
Commercial	68,833	-	4,211	-	73,044
Multi-Family Residential	30,844	-	-	-	30,844
Land	20,657	-	-	-	20,657
Construction	8,724	-	-	-	8,724
Equity and Second Mortgage	1,570	-	39	-	1,609
Equity Lines of Credit	20,343	-	-	-	20,343
Commercial Loans	32,903	-	2,076	-	34,979
Consumer Loans	513	-	-	-	513
Total	$312,215	$-	$7,551	$-	$319,766

June 30, 2017	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$124,450	$303	$553	$--	$125,306
Commercial	77,690	--	255	--	77,945
Multi-Family Residential	21,281	--	--	--	21,281
Land	24,915	123	--	--	25,038
Construction	9,232	297	--	--	9,529
Equity and Second Mortgage	1,710	--	--	--	1,710
Equity Lines of Credit	20,976	--	--	--	20,976
Commercial Loans	31,926	--	2,503	--	34,429
Consumer Loans	483	--	--	--	483

Total	$312,663	$723	$3,311	$--	$316,697

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present an aging analysis of past due loans, segregated by class of loans, as December 31, 2017 and June 30, 2017:

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,387	$1,380	$1,305	$5,072	$123,981	$129,053	$--
Commercial	--	--	--	--	73,044	73,044	--
Multi-Family Residential	--	--	--	--	30,844	30,844	--
Land	--	--	--	--	20,657	20,657	--
Construction	--	--	--	--	8,724	8,724	--
Equity and Second Mortgage	--	--	--	--	1,609	1,609	--
Equity Lines of Credit	209	30	19	258	20,085	20,343	--
Commercial Loans	--	--	1,619	1,619	33,360	34,979	--
Consumer Loans	--	--	--	--	513	513	--
Total	$2,596	$1,410	$2,943	$6,949	$312,817	$319,766	$--

June 30, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,650	$350	$662	$2,662	$122,644	$125,306	$181
Commercial	8	--	--	8	77,937	77,945	--
Multi-Family Residential	--	--	--	--	21,281	21,281	--
Land	--	--	--	--	25,038	25,038	--
Construction	--	--	--	--	9,529	9,529	--
Equity and Second Mortgage	--	--	--	--	1,710	1,710	--
Equity Lines of Credit	194	--	4	198	20,778	20,976	4
Commercial Loans	--	--	2,503	2,503	31,926	34,429	--
Consumer Loans	--	--	--	--	483	483	--

Total	$1,852	$350	$3,169	$5,371	$311,326	$316,697	$185

There was no interest income recognized on non-accrual loans during the six months ended December 31, 2017 or year ended June 30, 2017. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the six months ended December 31, 2017 and year ended June 30, 2017 was approximately $56,000 and $79,000, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the six months ended December 31, 2017 was as follows:

	Real Estate Loans
December 31, 2017	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,822	$353	$73	$203	$147	$142	$979	$10	$3,729
Charge-Offs	--	--	--	(49)	--	(5)	(797)	--	(851)
Recoveries	5	--	--	--	--	--	--	--	5
Current Provision	(543)	138	99	9	20	66	718	(7)	500
Ending Balances	$1,284	$491	$172	$163	$167	$203	$900	$3	$3,383

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	$1,284	$491	$172	$163	167	$203	$900	$3	3,383

Loans Receivable:
Ending Balances – Total	$129,053	$73,044	$30,844	$20,657	$8,724	$21,952	$34,979	$513	$319,766
Ending Balances Evaluated
for Impairment:
Individually	1,225	4,211	--	--	--	39	2,076	--	7,551
Collectively	$127,828	$68,833	$30,844	$20,657	$8,724	$21,913	$32,903	$513	$312,215

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the year ended June 30, 2017 was as follows:

	Real Estate Loans
June 30, 2017	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,517	$321	$111	$201	$126	$117	$444	$8	$2,845
Charge-Offs	--	--	--	(16)	--	(14)	--	--	(30)
Recoveries	14	--	--	--	--	--	--	--	14
Current Provision	291	32	(38)	18	21	39	535	2	900
Ending Balances	$1,822	$353	$73	$203	$147	$142	$979	$10	$3,729

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,822	353	73	203	147	142	979	10	3,729

Loans Receivable:
Ending Balances - Total	$125,306	$77,945	$21,281	$25,038	$9,529	$22,686	$34,429	$483	$316,697
Ending Balances Evaluated
for Impairment:
Individually	856	255	--	123	297	--	2,513	--	4,044
Collectively	$124,450	$77,690	$21,281	$24,915	$9,232	$22,686	$31,916	$483	$312,653

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the six months ended December 31, 2016 was as follows:

	Real Estate Loans
December 31, 2016	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,517	$321	$111	$201	$126	$117	$444	$8	$2,845
Charge-Offs	--	--	--	--	--	(14)	--	--	(14)
Recoveries	8	--	--	--	--	--	--	--	8
Current Provision	179	19	(27)	(7)	(6)	23	427	(8)	600
Ending Balances	$1,704	$340	$84	$194	$120	$126	$871	$--	$3,439

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,704	340	84	194	120	126	871	--	3,439

Loans Receivable:
Ending Balances – Total	$119,868	$73,226	$15,548	$23,991	$13,745	$20,039	$33,964	$390	$300,771
Ending Balances Evaluated
for Impairment:
Individually	1,161	2,580	--	679	298	--	2,785	--	7,503
Collectively	$118,707	$70,646	$15,548	$23,312	$13,447	$20,039	$31,179	$390	$293,268

The following tables present loans individually evaluated for impairment, segregated by class of loans, as of December 31, 2017 and June 30, 2017:

December 31, 2017	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,225	$1,225	$--	$1,225	$--	$1,229
Commercial	4,211	4,211	--	4,211	--	4,177
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	39	39	--	39	--	50
Commercial Loans	2,076	2,076	--	2,076	--	2,120
Consumer Loans	--	--	--	--	--	--

Total	$7,551	$7,551	$--	$7,551	$--	$7,576

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)
June 30, 2017	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$856	$856	$--	$856	$--	$861
Commercial	255	255	--	255	--	261
Multi-Family Residential	--	--	--	--	--	--
Land	123	123	--	123	--	125
Construction	297	297	--	297	--	299
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	2,513	2,513	--	2,513	--	2,649
Consumer Loans	--	--	--	--	--	--

Total	$4,044	$4,044	$--	$4,044	$--	$4,195

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

Information about the Company's TDRs is as follows (in thousands):

	December 31, 2017
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial business	$4,745	$1,619	$1,619	$6,364

	June 30, 2017
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial business	$--	$1,717	$1,717	$1,717

At both December 31, 2017 and June 30, 2017, the bank had troubled debt restructuring involving nine commercial loan contracts to one borrower with a recorded investment of approximately $1.6 million along with another troubled debt restructuring classification during the quarter ending December 31, 2017 involving five commercial loans totaling $4.7 million that are current on all interest payments due with no expected losses at this time.  For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result, the loan is reviewed for specific impairment in accordance with the Company's allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of December 31, 2017, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Deposits

Deposits at December 31, 2017 and June 30, 2017 consist of the following classifications:

	December 31, 2017	June 30, 2017
	(In Thousands)
Non-Interest Bearing	$60,860	$54,420
NOW Accounts	30,382	34,500
Money Markets	45,977	42,439
Passbook Savings	37,210	35,050
	174,429	166,409

Certificates of Deposit	167,796	162,636

Total Deposits	$342,225	$329,045

5. Earnings Per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three and six months ended December 31, 2017 and 2016 were calculated as follows:
	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(In Thousands, Except Per Share Data)

Net income	$361	$763	$1,369	$1,765

Weighted average shares outstanding - basic	1,801	1,812	1,807	1,812
Effect of dilutive common stock equivalents	102	84	100	75
Adjusted weighted average shares outstanding - diluted	1,903	1,896	1,907	1,887

Basic earnings per share	$0.20	$0.42	$0.76	$0.97
Diluted earnings per share	$0.19	$0.40	$0.72	$0.94

For the three months ended December 31, 2017 and 2016, there were outstanding options to purchase 296,551 and 302,077 shares, respectively, at a weighted average exercise price of $17.88 and $17.81 per share, respectively and for the six months ended December 31, 2017 and 2016, there were outstanding options to purchase 299,551 and 302,588 shares, respectively, at a weighted average exercise price of $17.85 and $17.80 per share, respectively. For the quarter ended December 31, 2017 and 2016, 98,024 options and 83,822 options, respectively, were included in the computation of diluted earnings per share.

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(In Thousands)

Average common shares issued	3,062	3,062	3,062	3,062
Average unearned ESOP shares	(117)	(129)	(119)	(130)
Average unearned RRP shares	(3)	(19)	(3)	(19)
Average Company stock purchased	(1,141)	(1,102)	(1,133)	(1,101)

Weighted average shares outstanding	1,801	1,812	1,807	1,812

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-Based Compensation

Recognition and Retention Plan

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement (the "Recognition Plan") as an incentive to retain personnel of experience and ability in key positions.  The aggregate number of shares of the Company's common stock available for award under the Recognition Plan totaled 77,808 shares, all of which were awarded as of December 31, 2017.

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

The cost associated with the Recognition Plan is based on share prices of $14.70 and $18.92 on January 31, 2012 and July 31, 2014, respectively, which represents the fair market price of the Company's stock on the dates on which the Recognition Plan shares were granted. The cost of the Recognition Plan is being recognized over the five year vesting period.  Compensation expense pertaining to the Recognition Plan was $14,000 and $116,000, for the six months ended December 31, 2017 and 2016, respectively.

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

On August 19, 2010 and July 31, 2014, the Company granted 21,616 options and 2,133 options, respectively, under the 2005 Option Plan that were previously forfeited (as adjusted for the conversion) at an exercise price of $10.93 and $18.92 per share, respectively.  On January 31, 2012 and July 31, 2014, 165,344 options and 29,178 options, respectively, were granted to directors and employees at an exercise price of $14.70 and $18.92 per share, respectively, under the 2011 Option Plan.  As of December 31, 2017, there were 389 stock options available for future grant under the 2011 Option Plan.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-Based Compensation (continued)

Incentive stock options and non-qualified stock options granted under the Option Plan become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted.  No vesting shall occur after an employee's employment or service as a director is terminated.  In the event of death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable.  The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of the grant.  For the six months ended December 31, 2017 and 2016, compensation expense charged to operations was $68,000 and $84,000, respectively.

Stock Incentive Plan

On November 12, 2014, the shareholders of the Company approved the adoption of the Company's 2014 Stock Incentive Plan (the "Stock Incentive Plan") for the benefit of employees and non-employee directors as an incentive to contribute to the success of the Company and reward employees for outstanding performance and the attainment of targeted goals.  The Stock Incentive Plan covers a total of 150,000 shares, of which no more than 37,500 shares, or 25% of the plan, may be share rewards.  The balance of the plan is reserved for stock option awards which would total 112,500 stock options, assuming all the share awards are issued. All incentive stock options granted under the Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  On October 26, 2015, the Company granted a total of 34,500 plan share awards and 103,500 stock options to directors, officers, and other key employees vesting ratably over five years. The Stock Incentive Plan cost is recognized over the five year vesting period. During the six months ended December 31, 2017 and December 31, 2016 the Company recognized $68,000 and $131,000, respectively, in expenses related to the Stock Incentive Plan.

7. Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amounts of $3.9 million and $2.8 million at December 31, 2017 and June 30, 2017, respectively.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value Disclosures (continued)

At December 31, 2017 and June 30, 2017, the carrying amount and estimated fair values of the Company's financial instruments were as follows:

	December 31, 2017		June 30, 2017
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$9,444	$9,444	$11,905	$11,905
Securities Available-for-Sale	33,497	33,497	36,935	36,935
Securities to be Held-to-Maturity	28,074	27,580	28,357	27,989
Loans Held-for-Sale	2,750	2,750	13,631	13,631
Loans Receivable	316,090	307,255	312,772	301,741

Financial Liabilities
Deposits	342,225	328,671	$329,045	$313,514
Advances from FHLB	21,774	21,826	48,907	48,918

Off-Balance Sheet Items
Mortgage Loan Commitments	$5,140	$5,140	$457	$457

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the six months ended December 31, 2017.

Fair values of assets and liabilities measured on a recurring basis at December 31, 2017 and June 30, 2017 are as follows:

	Fair Value Measurements Using:
December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$7,818	$--	$7,818
FNMA	--	14,038	--	14,038
GNMA	--	11,641	--	11,641

Total	$--	$33,497	$--	$33,497

	Fair Value Measurements Using:
June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$8,848	$--	$8,848
FNMA	--	19,957	--	19,957
GNMA	--	8,130	--	8,130

Total	$--	$36,935	$--	$36,935

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date that the financial statements were available to be issued.  The effect of all subsequent events that provided additional evidence of conditions that existed at the balance sheet date are recognized in the consolidated financial statements as of December 31, 2017.  In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred through the date these consolidated financial statements were issued.

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

Discussion of Financial Condition Changes from June 30, 2017 to December 31, 2017

General

At December 31, 2017, the Company reported total assets of $411.8 million, a decrease of $14.8 million, or 3.5%, compared to total assets of $426.6 million at June 30, 2017. The decrease in assets was comprised primarily of decreases in loans held-for-sale of $10.9 million, or 79.8%, from $13.6 million at June 30, 2017 to $2.7 million at December 31, 2017, investment securities of $3.7 million, or 5.7%, from $65.3 million at June 30, 2017 to $61.6 million at December 31, 2017, cash and cash equivalents of $2.5 million, or 20.7%, from $11.9 million at June 30, 2017 to $9.4 million at December 31, 2017, deferred tax assets of $610,000, or 38.1%, from $1.6 million at June 30, 2017 to $991,000 at December 31, 2017, and other assets of $428,000, or 48.4%, from $884,000 at June 30, 2017 to $456,000 at December 31, 2017.   These decreases were partially offset by an increase in loans receivable, net of $3.3 million, or 1.1%, from $312.8 million at June 30, 2017 to $316.1 million at December 31, 2017. The decrease in investment securities was primarily due to the sale of $3.5 million of mortgage-backed securities along with $5.9 million of principal repayments on mortgage-backed securities partially offset by purchases of mortgage backed securities that totaled $6.1 million during the six months ended December 31, 2017.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2017 to December 31, 2017 (continued)

We realized a profit of $94,000 from the sale of the securities during the six months ended December 31, 2017.  The decrease in loans held-for-sale resulted primarily from a decrease in loans originated for sale during the six months ended December 31, 2017.  Other real estate owned remained at $540,000 at December 31, 2017, the same as June 30, 2017.

Cash and Cash Equivalents

Cash and cash equivalents decreased $2.5 million, or 20.7%, from $11.9 million at June 30, 2017 to $9.4 million at December 31, 2017. The $2.5 million decrease in cash and cash equivalents was due in large part to help fund loan growth.

Loans Receivable, Net

Loans receivable, net, increased by $3.3 million, or 1.1%, to $316.1 million at December 31, 2017 compared to $312.8 million at June 30, 2017.  The increase in loans receivable, net was primarily due to increases in one-to-four family residential loans of $3.7 million, multi-family residential loans of $9.6 million, commercial non-real estate loans of $550,000 and consumer loans of $30,000, partially offset by decreases in land loans of $4.4 million, commercial real estate loans of $4.9 million, construction real estate loans of $805,000, home equity lines of credit of $633,000,  and $101,000 in home equity and second mortgage real estate loans.

Loans Held-for-Sale

Loans held-for-sale decreased $10.9 million, or 79.8%, from $13.6 million at June 30, 2017 to $2.8 million at December 31, 2017.  The decrease in loans held-for-sale results primarily from a decrease in the origination volume during the first six months of fiscal 2018.

Investment Securities

Investment securities amounted to $61.6 million at December 31, 2017 compared to $65.3 million at June 30, 2017, a decrease of $3.7 million, or 5.7%. The decrease in investment securities was primarily due to the sale of mortgage-backed securities available-for-sale of $3.5 million and partial principal repayments on mortgage-backed securities of $5.9 million partially offset by purchases of mortgage backed securities that totaled $6.1 million.

Premises and Equipment, Net

Premises and equipment, net decreased $140,000, or 1.1%, to $12.1 million at December 31, 2017 compared to $12.2 million at June 30, 2017.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2017 to December 31, 2017 (continued)

Asset Quality

At December 31, 2017, the Company had $3.2 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $3.5 million of non-performing assets at June 30, 2017, consisting of nine commercial business loans to one borrower, seven single-family residential loans, one line of credit loans, and one residential lot in other real estate owned, and one single-family loan in other real estate owned at December 31, 2017 compared to four single family residential loans, two line of credit loans, fifteen commercial business loans, and one residential lot in other real estate owned at June 30, 2017. We had $7.5 million of loans classified as substandard at December 31, 2017 consisting of seven single-family residential loans, nine commercial business loans to one borrower, and five loans to one borrower consisting of two commercial real estate loans, two non-real estate loans, and one single family residential loan classified as substandard compared to four single family residential loans, one line of credit loan, one commercial real estate loan, and fifteen commercial business loans to two borrowers classified as substandard at June 30, 2017.  There were no loans classified as doubtful at December 31, 2017 or June 30, 2017. During the quarter ended December 31, 2016, we became aware that one of two related borrowers of fifteen commercial business loans in the aggregate amount of $2.8 million that were classified as substandard filed for Chapter 11 (reorganization) bankruptcy protection during that period.  We charged off nine of the fifteen commercial business loans in the amount of $797,000 against the allowance for loan losses during the three months ended September 30, 2017.  We received principal payments in March 2017 for $272,000, May 2017 for $10,000 and monthly payments of $15,000 from August 2017 through December 2017 totaling $75,000 during the six months ended December 31, 2017 reducing our exposure to $1.6 million and expect to continue to receive future monthly adequate protection payments.  These loans continue to be classified as substandard and are on non-accrual at December 31, 2017.  We are continuing to monitor these credits and presently believe that our allowance for loan losses at December 31, 2017 is adequate. No additional losses are currently anticipated with respect to these loans.

Total Liabilities

Total liabilities decreased $14.5 million, or 3.8%, from $380.4 million at June 30, 2017 to $365.9 million at December 31, 2017, primarily due to a decrease in advances from the Federal Home Loan Bank of $27.1 million, or 55.5%, to $21.8 million at December 31, 2017 compared to $48.9 million at June 30, 2017, partially offset by an increase of $13.2 million in total deposits, or 4.0%, to $342.2 million at December 31, 2017 compared to $329.0 million at June 30, 2017.  The increase in deposits was primarily due to a $6.4 million, or 11.8%, increase in non-interest bearing demand deposits from $54.4 million at June 30, 2017 to $60.9 million at December 31, 2017, a $5.2 million, or 3.2%, increase in certificates of deposit from $162.6 million at June 30, 2017 to $167.8 million at December 31, 2017,  a $2.2 million, or 6.2%, increase in savings deposits from $35.0 million at June 30, 2017 to $37.2 million at December 31, 2017, and a $3.5 million, or 8.3%, increase in money market deposits from $42.4 million at June 30, 2017 to $46.0 million at December 31, 2017 partially offset by a decrease of $4.1 million, or 11.9%, in NOW accounts from $34.5 million at June 30, 2017 to $30.4 million at December 31, 2017.  At December 31, 2017, the Company had $10.7 million in brokered deposits compared to $11.5 million at June 30, 2017.  The decrease in brokered deposits is due to brokered deposits that matured during the six month period ended December 31, 2017. The brokered certificates of deposit which have maturity dates greater than twelve months are callable by Home Federal Bank after twelve months pursuant to early redemption provisions.  The $856,000 decrease in other liabilities was primarily due to payment of property taxes out of loan escrow accounts.

Shareholders' Equity

Shareholders' equity decreased $314,000, or 0.7%, to $45.9 million at December 31, 2017 from $46.2 million at June 30, 2017.  The decrease in shareholders' equity was due to the acquisition of Company stock of $1.4 million, payment of dividends of $466,000, and a decrease in the Company's accumulated other comprehensive income of $239,000, partially offset by net income of $1.4 million, the vesting of restricted stock awards, stock options, and the release of employee stock ownership plan shares totaling $382,000, and proceeds from the issuance of common stock from the exercise of stock options of $57,000.

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency ("OCC").  At December 31, 2017, Home Federal Bank's regulatory capital was well in excess of the minimum capital requirements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2017 and 2016

General

Net income amounted to $361,000 for the three months ended December 31, 2017 compared to $763,000 for the same period in 2016, a decrease of $402,000, or 52.7%.  The decrease was primarily due to a $795,000, or 250.8%, increase in the provision for income tax expense and a $124,000, or 15.1%, decrease in non-interest income offset by a $426,000, or 13.7%, increase in net interest income and a $91,000 or 3.2%, decrease in non-interest expense compared to the same period in 2016.

Net income amounted to $1.4 million for the six months ended December 31, 2017 compared to net income of $1.8 million for the same period in 2016, a decrease of $396,000, or 22.4%. The decrease was primarily due to an $868,000, or 106.5%, increase in the provision for income tax expense and a decrease of $274,000, or 14.1%, in non-interest income, partially offset by a $711,000, or 11.4%, increase in net interest income.

Net Interest Income

Net interest income for the three months ended December 31, 2017 was $3.7 million, an increase of $326,000, or 9.6%, in comparison to $3.4 million for the three months ended December 31, 2016. This increase was primarily due to an increase of $525,000, or 12.9%, in total interest income, partially offset by an increase of $199,000, or 30.3%, in the Company's cost of funds. The cost of funds from Federal Home Loan Bank borrowings increased $28,000, or 31.5%, compared to the prior year three month period and interest paid on deposits increased $175,000, or 31.1%, compared to the prior year three month period. Interest paid on other borrowings decreased $4,000 compared to the prior year three month period. The Company's average interest rate spread was 3.54% for the three months ended December 31, 2017 compared to 3.49% for the three months ended December 31, 2016.  The Company's net interest margin was 3.76% for the three months ended December 31, 2017 compared to 3.67% for the three months ended December 31, 2016.  The increase in the average interest rate spread on a comparative quarterly basis was primarily the result of an increase of 26 basis points in average rate on interest-earning assets. The increase in net interest margin was primarily the result of a higher percentage increase in the average volume of interest-bearing assets for the three months ended December 31, 2017 compared to the prior quarterly period.

Net interest income for the six months ended December 31, 2017 was $7.5 million, an increase of $611,000, or 8.9%, in comparison to the six months ended December 31, 2016.  The increase in net interest income for the six month period was primarily due to a $1.0 million, or 12.5%, increase in total interest income, offset by an increase of $412,000, or 31.8%, in interest expense on borrowings and deposits due to a $342,000 increase in interest paid on deposits,  and a $77,000 increase in cost of funds from Federal Home Loan Bank Borrowings.  The Company's average interest rate spread was 3.53% for the six months ended December 31, 2017, compared to 3.71% for the six months ended December 31, 2016. The Company's net interest margin was 3.75% for the six months ended December 31, 2017, compared to 3.85% for the six months ended December 31, 2016. The decrease in the average interest rate spread is attributable primarily to an increase of 20 basis points in average rate on interest bearing liabilities. The decrease in net interest margin was primarily the result of an increase in rates on interest-bearing liabilities for the six months ended December 31, 2017 compared to the prior year six month period.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2017 and 2016 (continued)

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market area, and other factors related to the collectability of Home Federal Bank's loan portfolio, a provision for loan losses of $200,000 and $500,000 was made during the three and six months ended December  31, 2017, respectively, compared to a $300,000 and $600,000 provision made during the three and six months ended December 31, 2016. The allowance for loan losses was $3.4 million, or 1.07% of total loans receivable, at December 31, 2017 compared to $3.4 million, or 1.14% of total loans receivable, at December 31, 2016.  At December 31, 2017, Home Federal Bank had $2.7 million in non-performing loans and $540,000 in other real estate owned which totaled $3.2 million in non-performing assets.  At December 31, 2016, Home Federal Bank had $4.2 million in non-performing loans and no real-estate owned. At December 31, 2017, the Company had seven single family residential loans, one line of credit loan, and nine commercial business loans to one borrower classified as substandard compared to four single family residential loans, one commercial real estate loan, one land loan and fifteen commercial business loans to two borrowers at December 31, 2016. There were no loans classified as doubtful at December 31, 2017 or December 31, 2016. At both December 31, 2017 and December 31, 2016, the Bank had troubled debt restructurings involving nine commercial loan contracts to one borrower with a recorded investment of approximately $1.6 million along with another troubled debt restructuring at December 31, 2017 involving five commercial loans totaling $4.7 million that are current on all interest payments due with no expected losses at this time.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future.

Non-interest Income

Total non-interest income amounted to $697,000 for the three months ended December 31, 2017, a decrease of $124,000, or 15.1%, compared to $821,000 for the same period in 2016.  The decrease was due to decreases of $157,000 in gain on sale of loans offset by an increase of $37,000 in service charges on deposit accounts.

Total non-interest income amounted to $1.7 million for the six months ended December 31, 2017, a decrease of $274,000, or 14.1%, compared to $1.9 million for the same period in 2016.  The decrease was primarily due to decreases of $350,000 in gain on sale of loans, $111,000 in gain on sale of real estate, and a $3,000 decrease in bank owned life insurance income partially offset by a $94,000 increase on gain on sale of securities, a $90,000 increase in service charges on deposit accounts and a $5,000 increase in other non-interest income.

Non-interest Expense

Total non-interest expense decreased $91,000, or 3.2%, for the three months ended December 31, 2017 compared to the prior year period.  The decrease in non-interest expense was primarily due to decreases of $156,000 in compensation and benefits expenses and $64,000 in advertising expense. The decreases were partially offset by increases of $50,000 in occupancy and equipment expense, $40,000 in other non-interest expense, $24,000 in loan and collection expense, $20,000 in deposit insurance premiums, and $6,000 in data processing expense.

Total non-interest expense decreased $35,000, or 0.6%, for the six months ended December 31, 2017 compared to the prior year period. The decrease in non-interest expense for the six months ended December 31, 2017, compared to the same period in 2016, is primarily attributable to decreases of $163,000 in compensation and benefits expense,  $96,000 in advertising expense, and $7,000 in audit and examination fees.  These decreases were partially offset by increases of $91,000 in other non-interest expense, $61,000 in legal fees, $53,000 in occupancy and equipment, $18,000 in data processing expense, $5,000 in loan and collection expense, and $3,000 in deposit insurance premiums

The aggregate compensation expense recognized by the Company for its Stock Option, Share Award, ESOP, and Recognition and Retention Plans amounted to $154,000 and $305,000 for the three and six months ended December 31, 2017, respectively, compared to $238,000 and $468,000 for the three and six months ended December 31, 2016, respectively.

The Louisiana bank shares tax is assessed on the Bank's equity and earnings.  For the three and six months ended December 31, 2017, the Company recognized franchise and bank shares tax expense of $103,000 and $201,000, respectively, compared to $106,000 and $201,000, respectively, for the same periods in 2016.

Income Taxes

Income taxes amounted to $1.1 million and $1.7 million for the three and six months ended December 31, 2017, respectively.  Income taxes amounted to $317,000 and $815,000 for the three and six months ended December 31, 2016, respectively.  The increase in income taxes for the three and six months ended December 31, 2017, is primarily due to the impact of the Tax Cuts and Jobs Act (the "Tax Act") which President Trump signed into law on December 22, 2017.  The Tax Act reduced the corporate tax rate to 21% effective January 1, 2018.  In accordance with the Financial Accounting Standards Board (FASB) ASC Topic 740, Income Taxes, the effects of the new legislation are recognized upon enactment, which for federal legislation is the date the President signs a bill into law.  Therefore, the Company's deferred tax assets and deferred tax liabilities were remeasured at the enacted tax rate expected to apply when these assets and liabilities are expected to be realized or settled.  As a result of the tax law change, the Company recorded a decrease in its net deferred tax assets of $642,000 with a corresponding increase in income tax expense of $642,000 for both the three months and six months ended December 31, 2017.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2017 and 2016 (continued)

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

	Three Months Ended December 31,
	2017			2016
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$326,397	$4,280	5.20%	$302,592	$3,794	4.97%
Investment securities	58,740	280	1.89	59,234	260	1.74
Interest-earning deposits	8,211	27	1.30	6,662	8	0.48
Total interest-earning assets	$393,348	4,587	4.63%	$368,488	4,062	4.37%
Non-interest-earning assets	25,626			23,439
Total assets	$418,974			$391,927
Interest-bearing liabilities:
Savings accounts	$37,317	50	0.53%	$32,350	38	0.47%
NOW accounts	34,664	41	0.47	36,321	48	0.52
Money market accounts	41,836	41	0.39	46,398	36	0.31
Certificate accounts	168,085	606	1.43	139,218	441	1.26
Total interest-bearing deposits	281,902	738	1.04	254,287	563	0.88
Other bank borrowings	126	1	3.15	457	5	3.48
FHLB advances	30,408	117	1.53	42,294	89	0.83
Total interest-bearing liabilities	$312,436	856	1.09%	$297,038	657	0.44%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	58,603			48,827
Other liabilities	1,005			1,462
Total liabilities	372,044			347,327
Total Stockholders' Equity(1)	46,930			44,600

Total liabilities and equity	$418,974			$391,927

Net interest-earning assets	$80,912			$71,450

Net interest income; average interest rate spread(2)		$3,731	3.54%		$3,405	3.49%
Net interest margin(3)			3.76%			3.67%
Average interest-earning assets to average interest-bearing liabilities			125.90%			124.05%

 __________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2017 and 2016 (continued)

	Six Months Ended December 31,
	2017			2016
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$326,128	$8,564	5.21%	$291,796	$7,688	5.23%
Investment securities	59,647	551	1.83	56,768	457	1.60
Interest-earning deposits	9,895	65	1.30	4,900	12	0.49
Total interest-earning assets	$395,670	9,180	4.60%	$353,464	8,157	4.58%
Non-interest-earning assets	26,050			34,934
Total assets	$421,720			$388,398
Interest-bearing liabilities:
Savings accounts	$36,536	98	0.53%	$30,895	69	0.44%
NOW accounts	35,472	85	0.48	35,639	98	0.55
Money market accounts	41,659	79	0.38	47,053	75	0.32
Certificate accounts	166,288	1,183	1.41	136,019	861	1.26
Total interest-bearing deposits	279,955	1,445	1.02	249,606	1,103	0.88
Other bank borrowings	62	1	3.20	429	8	3.70
FHLB advances	36,634	261	1.41	44,330	184	0.82
Total interest-bearing liabilities	$316,651	1,707	1.07%	$294,365	1,295	0.87%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	57,159			48,071
Other liabilities	1,117			1,620
Total liabilities	374,927			344,056
Total Stockholders' Equity(1)	46,793			44,342

Total liabilities and equity	$421,720			$388,398

Net interest-earning assets	$78,956			$59,099

Net interest income; average interest rate spread(2)		$7.473	3.53%		$6,862	3.71%
Net interest margin(3)			3.75%			3.85%
Average interest-earning assets to average interest-bearing liabilities			124.93%			120.08%
____________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings, and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets which provide liquidity to meet lending requirements.  Home Federal Bank's deposit accounts with the Federal Home Loan Bank of Dallas amounted to $569,000 at December 31, 2017.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Month Periods Ended December 31, 2017 and 2016 (continued)

A significant portion of Home Federal Bank's liquidity consists of securities classified as available-for-sale and cash and cash equivalents.   Home Federal Bank's primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At December 31, 2017, Home Federal Bank had $21.8 million in advances from the Federal Home Loan Bank of Dallas and had $146.5 million in additional borrowing capacity.  Additionally, at December 31, 2017, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $15.5 million. There were no amounts purchased under this agreement as of December 31, 2017.

At December 31, 2017, Home Federal Bank had outstanding loan commitments of $50.5 million to originate loans and commitments under unused lines of credit of $10.6 million.  At December 31, 2017, certificates of deposit scheduled to mature in less than one year totaled $62.1 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale, as needed.

At December 31, 2017, Home Federal Bank exceeded each of its regulatory capital requirements with tangible, common equity Tier 1, core, and risk-based capital ratios of 11.12%, 16.37%, 11.12%, and 17.56%, respectively.

Off-Balance Sheet Arrangements

At December 31, 2017, the Company did not have any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.

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

The Company's repurchases of its common stock made during the quarter ended December 31, 2017 are set forth in the table below, including stock-for-stock option exercises:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2017 – October 31, 2017	1,501	$26.00	1,501	76,360
November 1, 2017 – November 30, 2017	23,024	$27.04	23,024	53,336
December 1, 2017 –December 31, 2017	1,101	$28.00	1,101	52,235
Total	25,718	$27.02	25,718	52,235
______________
Notes to this table:

(a)
On October 12, 2016, the Company announced that its Board of Directors approved a seventh stock repurchase program for the repurchase of up to 97,000 shares to commence after the completion of the sixth stock repurchase program.  The repurchase program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

No.	Description
10.1	Change in Control Agreement by and among Home Federal Bancorp, Inc. of Louisiana, Home Federal Bank and Daniel R. Herndon*
10.2	Supplemental Executive Retirement Agreement between Home Federal Bank and James R. Barlow, dated as of December 13, 2017(1)*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.0	Certification Pursuant to 18 U.S.C Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

______________________
*	Denotes a management contract or compensatory plan or arrangement.
(1)	Incorporated herein by reference from Home Federal Bancorp, Inc. of Louisiana's Current Report on Form 8-K filed with the SEC on December 18, 2017 (File No. 001-35019).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2018	HOME FEDERAL BANCORP, INC. OF LOUISIANA

	By:	/s/Glen W. Brown
Glen W. Brown Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)