Form 10-Q
period 2018-03-31
Home Federal Bancorp, Inc. of Louisiana
filed 2018-05-14
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

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

Shares of common stock, par value $.01 per share, outstanding as of May 11, 2018: The registrant had 1,908,581 shares of common stock outstanding.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31, 2018	June 30, 2017
	(In Thousands)
ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $3,451 and $8,212 for March 31, 2018 and June 30, 2017, Respectively)	$8,441	$11,905
Securities Available-for-Sale	31,234	36,935
Securities Held-to-Maturity (Fair Value of $28,934 and $27,989, Respectively)	30,100	28,357
Loans Held-for-Sale	5,389	13,631
Loans Receivable, Net of Allowance for Loan Losses of $3,693 and $3,729, Respectively	314,167	312,772
Accrued Interest Receivable	1,175	1,094
Premises and Equipment, Net	12,019	12,219
Bank Owned Life Insurance	6,774	6,668
Deferred Tax Asset	1,157	1,601
Other Real Estate Owned	1,139	540
Other Assets	511	884

Total Assets	$412,106	$426,606

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$347,194	$329,045
Advances from Borrowers for Taxes and Insurance	515	698
Short-term Federal Home Loan Bank advances	10,000	37,000
Long-term Federal Home Loan Bank advances	6,706	11,907
Other Accrued Expenses and Liabilities	1,281	1,710
Total Liabilities	365,696	380,360

STOCKHOLDERS' EQUITY
Preferred Stock – $.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	--	--
Common Stock – $.01 Par Value; 40,000,000 Shares Authorized; 1,908,581 and 1,953,066 Shares Issued and Outstanding at March 31, 2018 and June 30, 2017, Respectively	23	23
Additional Paid-in Capital	34,963	34,516
Unearned ESOP Stock	(1,129)	(1,215)
Unearned RRP Trust Stock	(22)	(46)
Retained Earnings	13,639	13,320
Accumulated Other Comprehensive Loss	(1,064)	(352)

Total Stockholders' Equity	46,410	46,246

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$412,106	$426,606

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2018	2017	2018	2017
	(In Thousands, Except per Share Data)
INTEREST INCOME
Loans, Including Fees	$4,179	$3,912	$12,743	$11,600
Investment Securities	12	7	35	20
Mortgage-Backed Securities	298	302	826	746
Other Interest-Earning Assets	19	11	84	23
Total Interest Income	4,508	4,232	13,688	12,389

INTEREST EXPENSE
Deposits	768	591	2,213	1,694
Federal Home Loan Bank Borrowings	92	116	352	300
Other Bank Borrowings	2	6	4	14
Total Interest Expense	862	713	2,569	2,008
Net Interest Income	3,646	3,519	11,119	10,381

PROVISION FOR LOAN LOSSES	350	155	850	755
Net Interest Income after Provision for Loan Losses	3,296	3,364	10,269	9,626

NON-INTEREST INCOME
Gain on Sale of Loans	285	541	1,320	1,926
Gain on Sale of Real Estate	--	--	1	110
Gain on Sale of Securities	--	--	94	--
Income on Bank Owned Life Insurance	35	36	105	110
Service Charges on Deposit Accounts	223	194	660	541
Other Income	13	14	41	37
Total Non-Interest Income	556	785	2,221	2,724

NON-INTEREST EXPENSE
Compensation and Benefits	1,565	1,778	4,860	5,237
Occupancy and Equipment	345	304	1,017	922
Data Processing	165	128	497	442
Audit and Examination Fees	67	56	194	189
Franchise and Bank Shares Tax	96	91	296	292
Advertising	47	121	117	287
Legal Fees	107	100	396	328
Loan and Collection	53	92	205	240
Deposit Insurance Premium	27	27	95	92
Other Expense	201	172	582	461
Total Non-Interest Expense	2,673	2,869	8,259	8,490
Income Before Income Taxes	1,179	1,280	4,231	3,860

PROVISION FOR INCOME TAX EXPENSE	158	428	1,840	1,243
Net Income	$1,021	$852	$2,391	$2,617
EARNINGS PER SHARE:
Basic	$0.57	$0.47	$1.33	$1.44
Diluted	$0.54	$0.44	$1.26	$1.38
DIVIDENDS DECLARED	$0.12	$0.09	$0.36	$0.27

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2018	2017	2018	2017
	(In Thousands)		(In Thousands)

Net Income	$1,021	$852	$2,391	$2,617

Other Comprehensive (Loss)/Income, Net of Tax
Unrealized Holding (Loss)/Gain on Securities Available-for-Sale, Net of Tax of $179 and $270 in 2018 and $40 and $282 in 2017	(473)	78	(712)	(547)

Total Comprehensive Income	$548	$930	$1,679	$2,070

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED MARCH 31, 2018 AND 2017
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
				(In Thousands)
BALANCE – June 30, 2016	$23	$33,863	$(1,331)	$(265)	$11,018	$84	$43,392

Net Income	--	--	--	--	2,617	--	2,617

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	(547)	(547)

RRP Shares Earned	--	9	--	219	--	--	228

Stock Options Vested	--	194	--	--	--	--	194

Common Stock Issuance for Share Awards Earned	--	138	--	--	--	--	138

Common Stock Issuance for Stock Option Exercises	--	61	--	--	--	--	61

ESOP Compensation Earned	--	131	87	--	--	--	218

Company Stock Purchased	--	--	--	--	(592)	--	(592)

Dividends Declared	--	--	--	--	(529)	--	(529)

BALANCE – March 31, 2017	$23	$34,396	$(1,244)	$(46)	$12,514	$(463)	$45,180

BALANCE – June 30, 2017	$23	$34,516	$(1,215)	$(46)	$13,320	$(352)	$46,246

Net Income	--	--	--	--	2,391	--	2,391

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	116	(712)	(596)

RRP Shares Earned	--	--	--	24	--	--	24

Stock Options Vested	--	102	--	--	--	--	102

Common Stock Issuance for Stock Option Exercises	--	191	--	--	--	--	191

ESOP Compensation Earned	--	154	86	--	--	--	240

Company Stock Purchased	--	--	--	--	(1,493)	--	(1,493)

Dividends Declared	--	--	--	--	(695)	--	(695)

BALANCE – March 31, 2018	$23	$34,963	$(1,129)	$(22)	$13,639	$(1,064)	$46,410

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended
	March 31,
	2018	2017
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,391	$2,617
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Net Amortization and Accretion on Securities	130	28
Gain on Sale of Real Estate	(1)	(110)
Gain on Sale of Loans	(1,320)	(1,926)
Gain on Sale of Securities	(94)	--
Amortization of Deferred Loan Fees	(115)	(51)
Depreciation of Premises and Equipment	378	374
ESOP Expense	240	218
Stock Option Expense	102	194
Recognition and Retention Plan Expense	21	140
Share Awards Expense	101	104
Deferred Income Tax	444	(321)
Provision for Loan Losses	850	755
Real Estate Owned Valuation Adjustment	60	--
Increase in Cash Surrender Value on Bank Owned Life Insurance	(105)	(110)
Bad Debt Recovery	25	12
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(58,068)	(79,773)
Loans Held-for-Sale – Sale and Principal Repayments	67,631	87,741
Accrued Interest Receivable	(81)	(88)
Other Operating Assets	374	38
Other Operating Liabilities	(428)	(276)

Net Cash Provided by Operating Activities	12,535	9,566

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(2,953)	(19,175)
Deferred Loan Fees Collected	221	105
Acquisition of Premises and Equipment	(178)	(376)
Proceeds from Sale of Real Estate	--	423
Activity in Available-for-Sale Securities:
Principal Payments on Mortgage-Backed Securities	6,262	10,335
Sale of Securities	3,555	--
Purchases of Securities	(7,717)	--
Activity in Held-to-Maturity Securities:
Principal Payments on Mortgage-Backed Securities	2,217	1,109
Purchases of Securities	(1,174)	(27,674)

Net Cash Used In Investing Activities	233	(35,253)

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	March 31,
	2018	2017
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$18,149	$38,622
Proceeds from Federal Home Loan Bank Advances	183,775	656,900
Repayments of Advances from Federal Home Loan Bank	(215,976)	(661,892)
Net Decrease in Advances from Borrowers for Taxes and Insurance	(183)	(279)
Dividends Paid	(695)	(529)
Company Stock Purchased	(1,493)	(592)
Proceeds from Stock Options Exercised	191	61
Proceeds from Other Bank Borrowings	350	300
Repayment of Other Borrowings	(350)	(700)
Recognition and Retention Plan Share Distributions	--	--

Net Cash Provided (Used In) Financing Activities	(16,232)	31,891

NET INCREASE IN CASH AND CASH EQUIVALENTS	(3,464)	6,204

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	11,905	4,756

CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,441	$10,960

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$2,407	$1,998
Income Taxes Paid	1,236	1,522
Market Value Adjustment for Loss on Securities Available-for-Sale	(814)	(829)

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the "Company") and its subsidiary, Home Federal Bank ("Home Federal Bank" or the "Bank").  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the nine month period ended March 31, 2018 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2018.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2018.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank's customers by six full-service banking offices and home office, located in Caddo and Bossier Parishes, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of March 31, 2018, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

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

Non-Direct Response Advertising

The Company expenses all advertising costs, except for direct-response advertising, as incurred.  Non-direct response advertising costs were $117,000 and $287,000 for the nine months ended March 31, 2018 and 2017, respectively.

In the event the Company incurs expense for material direct-response advertising, it will be amortized over the estimated benefit period.  Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits.  For the nine months ended March 31, 2018 and 2017, the Company did not incur any amount of direct-response advertising.

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

In February 2018, the FASB issued Accounting Standards Update ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  The ASU allows reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the newly enacted federal corporate tax rate.  The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption of the amendments is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued.  The amendments in this update should be applied retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 is recognized.  The Company early adopted this guidance retrospectively, which resulted in a reclassification of $216,000 from accumulated other comprehensive income to retained earnings reflected in the Company's consolidated statements of financial condition as of March 31, 2018.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.          Securities

The amortized cost and fair value of securities with gross unrealized gains and losses follows:

	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$7,960	$2	$517	$7,445
FNMA Mortgage-Backed Certificates	13,414	1	577	12,838
GNMA Mortgage-Backed Certificates	11,207	2	258	10,951

Total Debt Securities	32,581	5	1,352	31,234

Total Securities Available-for-Sale	$32,581	$5	$1,352	$31,234

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$1,165	$-	$47	$1,118
FNMA Mortgage-Backed Certificates	26,101	-	1,119	24,982
Total Debt Securities	27,266	-	1,166	26,100

Equity Securities (Non-Marketable)
25,840 Shares – Federal Home Loan Bank	2,584	-	-	2,584
630 Shares – First National Bankers Bankshares, Inc.	250	-	-	250

Total Equity Securities	2,834	-	-	2,834

Total Securities Held-to-Maturity	$30,100	$-	$1,166	$28,934

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$9,140	$5	$297	$8,848
FNMA Mortgage-Backed Certificates	19,986	256	285	19,957
GNMA Mortgage-Backed Certificates	8,342	3	215	8,130

Total Debt Securities	37,468	264	797	36,935

Total Securities Available-for-Sale	$37,468	$264	$797	$36,935

Securities Held-to-Maturity

Debt Securities
FNMA Mortgage-Backed Securities	$25,558	$2	$370	$25,190

Equity Securities (Non-Marketable)
25,488 Shares – Federal Home Loan Bank	2,549	--	--	2,549
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,799	--	--	2,799

Total Securities Held-to-Maturity	$28,357	$2	$370	$27,989

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.          Securities (continued)

The amortized cost and fair value of securities by contractual maturity at March 31, 2018 follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Debt Securities
Within One Year or Less	$2	$2	$--	$--
One through Five Years	25	26	--	--
After Five through Ten Years	40	41	--	--
Over Ten Years	32,514	31,165	27,266	26,100
	32,581	31,234	27,266	26,100

Other Equity Securities	--	--	2,834	2,834

Total	$32,581	$31,234	$30,100	$28,934

Securities available-for-sale totaling $3.5 million were sold for $3.6 million during the nine months ended March 31, 2018 resulting in a gain on sale of securities of $94,000.

The following tables show information pertaining to gross unrealized losses on securities available-for-sale at March 31, 2018 and June 30, 2017 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

March 31, 2018
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Available-for-Sale

Debt Securities
Mortgage-Backed Securities	$--	$--	$1,352	$31,119
Marketable Equity Securities	--	--	--	--

Total Securities Available-for-Sale	$--	$--	$1,352	$31,119

June 30, 2017
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Available-for-Sale

Debt Securities
Mortgage-Backed Securities	$144	$10,278	$653	$21,719
Marketable Equity Securities	--	--	--	--

Total Securities Available-for-Sale	$144	$10,278	$653	$21,719

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.          Securities (continued)

The unrealized losses on the Company's investment in mortgage-backed securities at March 31, 2018 and June 30, 2017 were caused by interest rate changes.  The contractual cash flows of these investments are guaranteed by agencies of the U.S. government.  Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company's investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2018.

The Company's investment in equity securities consists primarily of FHLB stock and shares of First National Bankers Bankshares, Inc. ("FNBB").  Management monitors its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

At March 31, 2018, securities with a carrying value of $230,903 were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $155.0 million were pledged to secure FHLB advances.

3.          Loans Receivable

Loans receivable are summarized as follows:

	March 31, 2018	June 30, 2017
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$123,555	$125,306
Commercial	75,029	77,945
Multi-Family Residential	34,092	21,281
Land	19,690	25,038
Construction	10,264	9,529
Equity and Second Mortgage	1,566	1,710
Equity Lines of Credit	19,538	20,976

Total Mortgage Loans	283,734	281,785

Commercial Loans	33,810	34,429
Consumer Loans
Loans on Savings Accounts	429	420
Other Consumer Loans	189	63

Total Consumer Loans	618	483
Total Loans	318,162	316,697

Less: Allowance for Loan Losses	(3,693)	(3,729)
Unamortized Loan Fees	(302)	(196)

Net Loans Receivable	$314,167	$312,772

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.          Loans Receivable (continued)

Following is a summary of changes in the allowance for loan losses:

	Nine Months Ended March 31,
	2018	2017
	(In Thousands)
Balance - Beginning of Period	$3,729	$2,845
Provision for Loan Losses	850	755
Loan Charge-Offs	(911)	(30)
Recoveries	25	12
Balance - End of Period	$3,693	$3,582

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present the grading of loans, segregated by class of loans, as of March 31, 2018 and June 30, 2017:

		Special
March 31, 2018	Pass	Mention	Substandard	Doubtful	Total
		(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$122,300	$108	$1,147	$-	$123,555
Commercial	70,817	-	4,212	-	75,029
Multi-Family Residential	34,092	-	-	-	34,092
Land	19,690	-	-	-	19,690
Construction	10,264	-	-	-	10,264
Equity and Second Mortgage	1,394	59	113	-	1,566
Equity Lines of Credit	19,538	-	-	-	19,538
Commercial Loans	31,749	-	2,061	-	33,810
Consumer Loans	618	-	-	-	618
Total	$310,462	$167	$7,533	$-	$318,162

June 30, 2017	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$124,450	$303	$553	$--	$125,306
Commercial	77,690	--	255	--	77,945
Multi-Family Residential	21,281	--	--	--	21,281
Land	24,915	123	--	--	25,038
Construction	9,232	297	--	--	9,529
Equity and Second Mortgage	1,710	--	--	--	1,710
Equity Lines of Credit	20,976	--	--	--	20,976
Commercial Loans	31,926	--	2,503	--	34,429
Consumer Loans	483	--	--	--	483
Total	$312,663	$723	$3,311	$--	$316,697

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present an aging analysis of past due loans, segregated by class of loans, as March 31, 2018 and June 30, 2017:

							Recorded
							Investment
							> 90 Days
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	and
March 31, 2018	Past Due	Past Due	90 Days	Past due	Current	Receivable	Accruing
				(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$3,112	$390	$1,055	$4,557	$118,998	$123,555	$86
Commercial	--	--	--	--	75,029	75,029	--
Multi-Family Residential	--	--	--	--	34,092	34,092	--
Land	--	--	--	--	19,690	19,690	--
Construction	--	--	--	--	10,264	10,264	--
Equity and Second Mortgage	87	--	--	87	1,479	1,566	--
Equity Lines of Credit	205	97	190	492	19,046	19,538	170
Commercial Loans	--	--	1,604	1,604	32,206	33,810	--
Consumer Loans	--	--	--	--	618	618	--

Total	$3,404	$487	$2,849	$6,740	$311,422	$318,162	$256

June 30, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,650	$350	$662	$2,662	$122,644	$125,306	$181
Commercial	8	--	--	8	77,937	77,945	--
Multi-Family Residential	--	--	--	--	21,281	21,281	--
Land	--	--	--	--	25,038	25,038	--
Construction	--	--	--	--	9,529	9,529	--
Equity and Second Mortgage	--	--	--	--	1,710	1,710	--
Equity Lines of Credit	194	--	4	198	20,778	20,976	4
Commercial Loans	--	--	2,503	2,503	31,926	34,429	--
Consumer Loans	--	--	--	--	483	483	--

Total	$1,852	$350	$3,169	$5,371	$311,326	$316,697	$185

There was no interest income recognized on non-accrual loans during the nine months ended March 31, 2018 or year ended June 30, 2017. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the nine months ended March 31, 2018 and year ended June 30, 2017 was approximately $78,000 and $79,000, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the nine months ended March 31, 2018 was as follows:

	Real Estate Loans
March 31, 2018	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,822	$353	$73	$203	$147	$142	$979	$10	$3,729
Charge-Offs	--	--	--	(109)	--	(5)	(797)	--	(911)
Recoveries	5	--	--	20	--	--	--	--	25
Current Provision	(735)	146	99	41	67	58	1,181	(7)	850
Ending Balances	$1,092	$499	$172	$155	$214	$195	$1,363	$3	$3,693

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	$1,092	$499	$172	$155	214	$195	$1,363	$3	3,693

Loans Receivable:
Ending Balances – Total	$123,555	$75,029	$34,092	$19,690	$10,264	$21,104	$33,810	$618	$318,162
Ending Balances Evaluated
for Impairment:
Individually	1,255	4,212	--	--	--	172	2,061	--	7,700
Collectively	$122,300	$70,817	$34,092	$19,690	$10,264	$20,932	$31,749	$618	$310,462

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the year ended June 30, 2017 was as follows:

	Real Estate Loans
June 30, 2017	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,517	$321	$111	$201	$126	$117	$444	$8	$2,845
Charge-Offs	--	--	--	(16)	--	(14)	--	--	(30)
Recoveries	14	--	--	--	--	--	--	--	14
Current Provision	291	32	(38)	18	21	39	535	2	900
Ending Balances	$1,822	$353	$73	$203	$147	$142	$979	$10	$3,729

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,822	353	73	203	147	142	979	10	3,729

Loans Receivable:
Ending Balances - Total	$125,306	$77,945	$21,281	$25,038	$9,529	$22,686	$34,429	$483	$316,697
Ending Balances Evaluated
for Impairment:
Individually	856	255	--	123	297	--	2,503	--	4,034
Collectively	$124,450	$77,690	$21,281	$24,915	$9,232	$22,686	$31,926	$483	$312,663

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the nine months ended March 31, 2017 was as follows:

	Real Estate Loans
March 31, 2017	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,517	$321	$111	$201	$126	$117	$444	$8	$2,845
Charge-Offs	--	--	--	(16)	--	(14)	--	--	(30)
Recoveries	12	--	--	--	--	--	--	--	12
Current Provision	212	17	(31)	14	31	35	485	(8)	755
Ending Balances	$1,741	$338	$80	$199	$157	$138	$929	$--	$3,582

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,741	338	80	199	157	138	929	--	3,582

Loans Receivable:
Ending Balances – Total	$120,446	$73,948	$19,050	$24,399	$13,821	$21,636	$35,540	$442	$309,282
Ending Balances
Evaluated for Impairment:
Individually	803	261	--	123	298	--	2,513	--	3,998
Collectively	$119,643	$73,687	$19,050	$24,276	$13,523	$21,636	$33,027	$442	$305,284

The following tables present loans individually evaluated for impairment, segregated by class of loans, as of March 31, 2018 and June 30, 2017:

March 31, 2018	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,255	$1,255	$--	$1,255	$--	$1,146
Commercial	4,212	4,212	--	4,212	--	4,205
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	172	172	--	172	--	188
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	2,061	2,061	--	2,061	--	2,102
Consumer Loans	--	--	--	--	--	--

Total	$7,700	$7,700	$--	$7,700	$--	$7,641

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.          Loans Receivable (continued)

June 30, 2017	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$856	$856	$--	$856	$--	$861
Commercial	255	255	--	255	--	261
Multi-Family Residential	--	--	--	--	--	--
Land	123	123	--	123	--	125
Construction	297	297	--	297	--	299
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	2,513	2,513	--	2,513	--	2,649
Consumer Loans	--	--	--	--	--	--

Total	$4,044	$4,044	$--	$4,044	$--	$4,195

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

Information about the Company's TDRs is as follows (in thousands):

	March 31, 2018
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial business	$4,745	$1,604	$1,604	$6,349

	June 30, 2017
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial business	$--	$1,717	$1,717	$1,717

At both March 31, 2018 and June 30, 2017, the bank had troubled debt restructuring involving nine commercial loan contracts to one borrower with a recorded investment of approximately $1.6 million along with another troubled debt restructuring classification during the quarter ending March 31, 2018 involving five commercial loans totaling $4.7 million that are current on all interest payments due with no expected losses at this time.  For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result, the loan is reviewed for specific impairment in accordance with the Company's allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of March 31, 2018, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.          Deposits

Deposits at March 31, 2018 and June 30, 2017 consist of the following classifications:

	March 31, 2018	June 30, 2017
	(In Thousands)
Non-Interest Bearing	$53,194	$54,420
NOW Accounts	32,811	34,500
Money Markets	61,685	42,439
Passbook Savings	36,257	35,050
	183,947	166,409

Certificates of Deposit	163,247	162,636

Total Deposits	$347,194	$329,045

5.          Earnings Per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three and nine months ended March 31, 2018 and 2017 were calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(In Thousands, Except Per Share Data)
Net income	$1,021	$852	$2,391	$2,617

Weighted average shares outstanding - basic	1,793	1,819	1,804	1,814
Effect of dilutive common stock equivalents	102	109	100	88
Adjusted weighted average shares outstanding - diluted	1,895	1,928	1,904	1,902

Basic earnings per share	$0.57	$0.47	$1.33	$1.44
Diluted earnings per share	$0.54	$0.44	$1.26	$1.38

For the three months ended March 31, 2018 and 2017, there were outstanding options to purchase 296,551 and 301,334 shares, respectively, at a weighted average exercise price of $17.88 and $17.82 per share, respectively and for the nine months ended March 31, 2018 and 2017, there were outstanding options to purchase 296,551 and 302,517 shares, respectively, at a weighted average exercise price of $17.88 and $17.81 per share, respectively. For the quarter ended March 31, 2018 and 2017, 102,413 options and 109,145 options, respectively, were included in the computation of diluted earnings per share.

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(In Thousands)
Average common shares issued	3,062	3,062	3,062	3,062
Average unearned ESOP shares	(114)	(125)	(116)	(129)
Average unearned RRP shares	(3)	(10)	(3)	(16)
Average Company stock purchased	(1,152)	(1,108)	(1,139)	(1,103)

Weighted average shares outstanding	1,793	1,819	1,804	1,814

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.          Stock-Based Compensation

Recognition and Retention Plan

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement (the "Recognition Plan") as an incentive to retain personnel of experience and ability in key positions.  The aggregate number of shares of the Company's common stock available for award under the Recognition Plan totaled 77,808 shares, all of which were awarded as of March 31, 2018.

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

The cost associated with the Recognition Plan is based on share prices of $14.70 and $18.92 on January 31, 2012 and July 31, 2014, respectively, which represents the fair market price of the Company's stock on the dates on which the Recognition Plan shares were granted. The cost of the Recognition Plan is being recognized over the five year vesting period.  Compensation expense pertaining to the Recognition Plan was $21,000 and $140,000, for the nine months ended March 31, 2018 and 2017, respectively.

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

On August 19, 2010 and July 31, 2014, the Company granted 21,616 options and 2,133 options, respectively, under the 2005 Option Plan that were previously forfeited (as adjusted for the conversion) at an exercise price of $10.93 and $18.92 per share, respectively.  On January 31, 2012 and July 31, 2014, 165,344 options and 29,178 options, respectively, were granted to directors and employees at an exercise price of $14.70 and $18.92 per share, respectively, under the 2011 Option Plan.  As of March 31, 2018, there were 389 stock options available for future grant under the 2011 Option Plan.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.          Stock-Based Compensation (continued)

Incentive stock options and non-qualified stock options granted under the Option Plan become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted.  No vesting shall occur after an employee's employment or service as a director is terminated.  In the event of death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable.  The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of the grant.  For both nine months ended March 31, 2018 and 2017, compensation expense charged to operations was $101,000.

Stock Incentive Plan

On November 12, 2014, the shareholders of the Company approved the adoption of the Company's 2014 Stock Incentive Plan (the "Stock Incentive Plan") for the benefit of employees and non-employee directors as an incentive to contribute to the success of the Company and reward employees for outstanding performance and the attainment of targeted goals.  The Stock Incentive Plan covers a total of 150,000 shares, of which no more than 37,500 shares, or 25% of the plan, may be share rewards.  The balance of the plan is reserved for stock option awards which would total 112,500 stock options, assuming all the share awards are issued. All incentive stock options granted under the Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  On October 26, 2015, the Company granted a total of 34,500 plan share awards and 103,500 stock options to directors, officers, and other key employees vesting ratably over five years. The Stock Incentive Plan cost is recognized over the five year vesting period. During the nine months ended March 31, 2018 and March 31, 2017 the Company recognized $102,000 and $197,000, respectively, in expenses related to the Stock Incentive Plan.

7.          Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amounts of $2.6 million and $2.8 million at March 31, 2018 and June 30, 2017, respectively.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.          Fair Value Disclosures (continued)

At March 31, 2018 and June 30, 2017, the carrying amount and estimated fair values of the Company's financial instruments were as follows:

	March 31, 2018		June 30, 2017
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$8,441	$8,441	$11,905	$11,905
Securities Available-for-Sale	31,234	31,234	36,935	36,935
Securities to be Held-to-Maturity	30,100	28,934	28,357	27,989
Loans Held-for-Sale	5,389	5,389	13,631	13,631
Loans Receivable	314,167	310,038	312,772	301,741

Financial Liabilities
Deposits	347,194	333,617	$329,045	$313,514
Advances from FHLB	16,706	16,575	48,907	48,918

Off-Balance Sheet Items
Mortgage Loan Commitments	$5,152	$5,152	$457	$457

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the nine months ended March 31, 2018.

Fair values of assets and liabilities measured on a recurring basis at March 31, 2018 and June 30, 2017 are as follows:

	Fair Value Measurements Using:
March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$7,445	$--	$7,445
FNMA	--	12,838	--	12,838
GNMA	--	10,951	--	10,951

Total	$--	$31,234	$--	$31,234

	Fair Value Measurements Using:
June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$8,848	$--	$8,848
FNMA	--	19,957	--	19,957
GNMA	--	8,130	--	8,130

Total	$--	$36,935	$--	$36,935

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.          Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date that the consolidated financial statements were available to be issued.  The effect of all subsequent events that provided additional evidence of conditions that existed at the balance sheet date are recognized in the consolidated financial statements as of March 31, 2018.  In preparing these consolidated financial statements, the company evaluated the events and transactions that occurred through the date these consolidated financial statements were issued.

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

Discussion of Financial Condition Changes from June 30, 2017 to March 31, 2018

General

At March 31, 2018, the Company reported total assets of $412.1 million, a decrease of $14.5 million, or 3.4%, compared to total assets of $426.6 million at June 30, 2017. The decrease in assets was comprised primarily of decreases in loans held-for-sale of $8.2 million, or 60.5%, from $13.6 million at June 30, 2017 to $5.4 million at March 31, 2018, investment securities of $4.0 million, or 6.1%, from $65.3 million at June 30, 2017 to $61.3 million at March 31, 2018, cash and cash equivalents of $3.5 million, or 29.1%, from $11.9 million at June 30, 2017 to $8.4 million at March 31, 2018, deferred tax assets of $444,000, or 27.7%, from $1.6 million at June 30, 2017 to $1.2 at March 31, 2018, and other assets of $373,000, or 3.4%, from $884,000 at June 30, 2017 to $511,000 at March 31, 2018.  These decreases were partially offset by an increase in loans receivable, net of $1.4 million, or 0.4%, from $312.8 million at June 30, 2017 to $314.2 million at March 31, 2018. The decrease in investment securities was primarily due to the sale of $3.5 million of mortgage-backed securities along with $8.5 million of principal repayments on mortgage-backed securities partially offset by purchases of mortgage-backed securities that totaled $8.9 million during the nine months ended March 31, 2018.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2017 to March 31, 2018 (continued)

We realized a gain of $94,000 from the sale of the securities during the nine months ended March 31, 2018.  The decrease in loans held-for-sale resulted primarily from a decrease in loans originated for sale during the nine months ended March 31, 2018.  The balance of real estate owned increased $599,000, or 110.9%, from $540,000 at June 30, 2017 to $1.1 million at March 31, 2018.  The increase in real estate owned was due to the acquisition of two one-to-four family residences during the quarter ended March 31, 2018.

Cash and Cash Equivalents

Cash and cash equivalents decreased $3.5 million, or 29.1%, from $11.9 million at June 30, 2017 to $8.4 million at March 31, 2018.  The $3.5 million decrease in cash and cash equivalents was used in large part to pay down advances from Federal Home Loan Bank.

Loans Receivable, Net

Loans receivable, net, increased by $1.4 million, or 0.4%, to $314.2 million at March 31, 2018 compared to $312.8 million at June 30, 2017.  The increase in loans receivable, net was primarily due to increases in multi-family  residential loans of $12.8 million, construction real estate loans of $735,000, and consumer loans of $135,000, partially offset by decreases in land loans of $5.3 million, commercial real estate loans of $2.9 million, one-to-four family real estate loans of $1.8 million, home equity lines of credit of $1.4 million, commercial non-real estate loans of $619,000, and $144,000 in home equity and second mortgage real estate loans.

Loans Held-for-Sale

Loans held-for-sale decreased $8.2 million, or 60.5%, from $13.6 million at June 30, 2017 to $5.4 million at March 31, 2018.  The decrease in loans held-for-sale results primarily from a decrease in the origination volume during the nine months ended March 31, 2018.

Investment Securities

Investment securities amounted to $61.3 million at March 31, 2018 compared to $65.3 million at June 30, 2017, a decrease of $4.0 million, or 6.1%. The decrease in investment securities was primarily due to the sale of mortgage-backed securities available-for-sale of $3.5 million and partial principal repayments on mortgage-backed securities of $8.5 million partially offset by purchases of mortgage backed securities that totaled $8.9 million.

Premises and Equipment, Net

Premises and equipment, net decreased $200,000, or 1.6%, to $12.0 million at March 31, 2018 compared to $12.2 million at June 30, 2017.

Asset Quality

At March 31, 2018, the Company had $4.0 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $3.5 million of non-performing assets at June 30, 2017, consisting of nine commercial business loans to one borrower, five single-family residential loans, four line of credit loans, and one residential lot in other real estate owned along with two single family residential loans in other real estate owned at March 31, 2018 compared to four single family residential loans, two line of credit loans, one residential lot in other real estate, and fifteen commercial business loans to two borrowers classified as substandard, at June 30, 2017. We had $7.5 million of loans classified as substandard at March 31, 2018 consisting of seven single-family residential loans, nine commercial non-real estate business loans to one borrower, and five loans to one borrower consisting of two commercial real estate loans, two commercial non-real estate loans, and one single family residential loan classified as substandard compared to four single family

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2017 to March 31, 2018 (continued)

residential loans, one line of credit loan, one commercial real estate loan and fifteen commercial business loans to two borrowers classified as substandard at June 30, 2017.  There were no loans classified as doubtful at March 31, 2018 or June 30, 2017. During the quarter ended December 31, 2016, we became aware that one of two related borrowers of fifteen commercial business loans in the aggregate amount of $2.8 million that were classified as substandard filed for Chapter 11 (reorganization) bankruptcy protection during that period.  We charged off nine of the fifteen commercial business loans in the amount of $797,000 against the allowance for loan losses during the three months ended September 30, 2017.  We received principal payments in March 2017 for $272,000, May 2017 for $10,000 and monthly payments of $15,000 from August 2017 through March 2018 totaling $90,000 during the nine months ended March 31, 2018 reducing our exposure to $1.6 million.  These loans continue to be classified as substandard and are on non-accrual at March 31, 2018.  We are continuing to monitor these credits and presently believe that our allowance for loan losses at March 31, 2018 is adequate.

Total Liabilities

Total liabilities decreased $14.7 million, or 3.9%, from $380.4 million at June 30, 2017 to $365.7 million at March 31, 2018, primarily due to a decrease in advances from the Federal Home Loan Bank of $32.2 million, or 65.8%, to $16.7 million at March 31, 2018 compared to $48.9 million at June 30, 2017, partially offset by an increase of $18.2 million in total deposits, or 5.5%, in total deposits to $347.2 million at March 31, 2018 compared to $329.0 million at June 30, 2017.  The increase in deposits was primarily due to a $19.3 million, or 45.3%, increase in money market deposits from $42.4 million at June 30, 2017 to $61.7 million at March 31, 2018, and  a $1.2 million, or 3.4%, increase in savings deposits from $35.0 million at June 30, 2017 to $36.3 million at March 31, 2018, and a $611,000, or 0.4%, increase in certificates of deposit from $162.6 million at June 30, 2017 to $163.2 million at March 31, 2018 partially offset by a decrease of $1.7 million, or 4.9%, in NOW accounts from $34.5 million at June 30, 2017 to $32.8 million at March 31, 2018 and a decrease of $1.2 million, or 2.3%, in non-interest bearing deposits from $54.4 million at June 30, 2017 to $53.2 million at March 31, 2018.  At March 31, 2018, the Company had $10.0 million in brokered deposits compared to $11.5 million at June 30, 2017.  The decrease in brokered deposits is due to brokered deposits that matured during the nine month period ended March 31, 2018. The brokered certificates of deposit which have maturity dates greater than twelve months are callable by Home Federal Bank after twelve months pursuant to early redemption provisions.  The $429,000 decrease in other liabilities was primarily due to payment of property taxes out of loan escrow accounts.

Shareholders' Equity

Shareholders' equity increased $164,000, or 0.4%, to $46.4 million at March 31, 2018 from $46.2 million at June 30, 2017.  The primary reasons for the changes in shareholders' equity from June 30, 2017 were net income of $2.4 million, the vesting of restricted stock awards, stock options and the release of employee stock ownership plan shares totaling $366,000, adjustment to retained earnings related to the tax rate change totaling $116,000, and proceeds from the issuance of common stock from the exercise of stock options of $191,000.  These increases in shareholders' equity were partially offset by dividends paid totaling $695,000, acquisition of Company stock of $1.5 million, and a decrease in the Company's accumulated other comprehensive income of $712,000.

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency ("OCC").  At March 31, 2018, Home Federal Bank's regulatory capital was well in excess of the minimum capital requirements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2018 and 2017

General

Net income amounted to $1.0 million for the three months ended March 31, 2018 compared to $852,000 for the same period in 2017, an increase of $169,000, or 19.8%.  The increase was primarily due to a $270,000, or 63.1%, decrease in provision for income taxes, a $196,000, or 6.8%, decrease in non-interest expense along with an increase of $127,000, or 3.6%, in net interest income, partially offset by a decrease of $229,000, or 29.2%, in non-interest income along with an increase of $195,000, or 125.8%, in provision for loan losses.

Net income amounted to $2.4 million for the nine months ended March 31, 2018 compared to net income of $2.6 million for the same period in 2017, a decrease of $226,000, or 8.6%. The decrease was primarily due to a $597,000, or 48.0%, increase in the provision for income taxes, a $503,000, or 18.5% decrease in non-interest income, and an increase of $95,000, or 12.6%, in provision for loan losses, partially offset by an increase of $738,000, or 7.1%, in net interest income and a decrease of $231,000, or 2.7%, in non-interest expense.

Net Interest Income

The increase in net income for the three months ended March 31, 2018 resulted primarily from a $270,000, or 63.1%, decrease in provision for income taxes, a $196,000, or 6.8%, decrease in non-interest expense along with an increase of $127,000, or 3.6%, in net interest income partially offset by a decrease of $229,000, or 29.2%, in non-interest income along with an increase of $195,000, or 125.8%, in provision for loan losses.  The decrease in the provision for income taxes was primarily due to the Tax Cuts and Jobs Act (the "Tax Act") signed into law on December 22, 2017, which reduced the Company's effective tax rate for the quarter ended March 31, 2018.  The increase in net interest income for the three months ended March 31, 2018 was primarily due to a $276,000, or 6.5%, increase in total interest income, partially offset by an increase of $149,000, or 20.9%, in aggregate interest expense primarily due to an increase in the average volume of interest loans receivable. The Company's average interest rate spread was 3.58% for the three months ended March 31, 2018 compared to 3.49% for the three months ended March 31, 2017. The Company's net interest margin was 3.76% for the three months ended March 31, 2018 compared to 3.65% for the three months ended March 31, 2017. The increase in the average interest rate spread and net interest margin on a comparative quarterly basis was primarily the result of an increase of 26 basis points in average rate on interest-earning assets.

The decrease in net income for the nine months ended March 31, 2018 resulted primarily from an increase of $597,000, or 48.0%, in the provision for income taxes, a $503,000, or 18.5%, decrease in non-interest income, and a $95,000, or 12.6%, increase in provision for loan losses, partially offset by an increase of $738,000, or 7.1%, in net interest income, and a decrease of $231,000, or 2.7%, in non-interest expense.  The increase in the provision for income taxes for the nine months ended March 31, 2018 over the same prior year period was primarily due to the $642,000 re-measurement charge of the Company's net deferred tax asset as a result of the Tax Act signed into law on December 22, 2017. The increase in net interest income for the nine month period was primarily due to a $1.3 million, or 10.5%, increase in total interest income, partially offset by a $561,000, or 27.9%, increase in interest expense on borrowings and deposits. The Company's average interest rate spread was 3.55% for the nine months ended March 31, 2018 compared to 3.57% for the nine months ended March 31, 2017. The Company's net interest margin was 3.78% for the nine months ended March 31, 2018 compared to 3.74% for the nine months ended March 31, 2017.  The decrease in the average interest rate spread is attributable primarily to an increase of 21 basis points in average rate on interest bearing liabilities. The increase in net interest margin was primarily the result of an increase in rates on interest bearing assets for the nine months ended March 31, 2018 compared to the prior year nine month period.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2018 and 2017 (continued)

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market area, and other factors related to the collectability of Home Federal Bank's loan portfolio, a provision for loan losses of $350,000 and $850,000 was made during the three and nine months ended March 31, 2018, respectively, compared to a $155,000 and $755,000 provision made during the three and nine months ended March 31, 2017. The allowance for loan losses was $3.7 million, or 1.16% of total loans receivable, at March 31, 2018 compared to $3.8 million, or 1.16% of total loans receivable, at March 31, 2017.  At March 31, 2018, Home Federal Bank had $2.6 million in non-performing loans and $1.1 million in other real estate owned which totaled $3.7 million in non-performing assets.  At March 31, 2017, Home Federal Bank had $2.8 million in non-performing loans and 3.7 million in real-estate owned. At March 31, 2018, the Company had eight single family residential loans, three line of credit loans, nine commercial business loans to one borrower, and five loans to one borrower consisting of two commercial real estate loans, two non-real estate loans, and one single family residential loans classified as substandard compared to two single family residential loans, one commercial real estate loan and fifteen commercial business loans to two borrowers classified as substandard at March 31, 2017. There were no loans classified as doubtful at March 31, 2018 or March 31, 2017. At both March 31, 2018 and March 31, 2017, the Bank had troubled debt restructurings involving nine commercial loan contracts to one borrower with a recorded investment of approximately $1.6 million along with another troubled debt restructuring at March 31, 2018 involving five commercial loans totaling $4.7 million that are current on all interest payments due with no expected losses at this time.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future.

Non-interest Income

Total non-interest income amounted to $556,000 for the three months ended March 31, 2018, a decrease of $229,000, or 29.2%, compared to $785,000 for the same period in 2017.  The decrease was due to decreases of $256,000 in gain on sale of loans offset by an increase of $29,000 in service charges on deposit accounts.

Total non-interest income amounted to $2.2 million for the nine months ended March 31, 2018, a decrease of $503,000, or 18.5%, compared to $2.7 million for the same period in 2017.  The decrease was primarily due to decreases of $606,000 in gain on sale of loans, $109,000 in gain on sale of real estate, and a $5,000 decrease in bank owned life insurance income partially offset by a $119,000 increase in service charges on deposit accounts, $94,000 increase in gain on sale of securities, and a $4,000 increase in other income. The Company sells most of its long term fixed rate residential mortgage loan originations primarily in order to manage interest rate risk.

Non-interest Expense

Total non-interest expense decreased $196,000, or 6.8%, for the three months ended March 31, 2018 compared to the prior year period.  The decrease in non-interest expense was primarily due to decreases of $213,000 in compensation and benefits expenses, $74,000 in advertising expense, and $39,000 in loan and collection expense. The decreases were partially offset by increases of $41,000 in occupancy and equipment expense, $37,000 in data processing expense, $29,000 in other non-interest expense, $11,000 in audit and examination fees, $7,000 in legal fees, and $5,000 in franchise and bank shares tax expense.

Total non-interest expense decreased $231,000, or 2.7%, for the nine months ended March 31, 2018 compared to the prior year period. The decrease in non-interest expense for the nine months ended March 31, 2018, compared to the same period in 2017, is primarily attributable to decreases of $377,000 in compensation and benefits expense, $170,000 in advertising expense, and $35,000 in loan and collection expense.  These decreases were partially offset by increases of $121,000 in other non-interest expense, $95,000 in occupancy and equipment expense, $68,000 in legal fees, $55,000 in data processing expense, $5,000 in audit and examination fees, $4,000 in franchise and bank shares tax expense and $3,000 in deposit insurance premiums

The aggregate compensation expense recognized by the Company for its Stock Option, Share Award, ESOP, and Recognition and Retention Plans amounted to $159,000 and $464,000 for the three and nine months ended March 31, 2018, respectively, compared to $187,000 and $654,000 for the three and nine months ended March 31, 2017, respectively.

The Louisiana bank shares tax is assessed on the Bank's equity and earnings.  For the three and nine months ended March 31, 2018, the Company recognized franchise and bank shares tax expense of $96,000 and $296,000, respectively, compared to $91,000 and $292,000, respectively, for the same periods in 2017.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2018 and 2017 (continued)

Income Taxes

Income taxes amounted to $158,000 and $1.8 million for the three and nine months ended March 31, 2018, respectively.  Income taxes amounted to $428,000 and $1.2 million for the three and nine months ended March 31 2017, respectively.  The increase in income taxes for the nine month ended March 31, 2018, is primarily due to the impact of the Tax Cuts and Jobs Act (the "Tax Act") which President Trump signed into law on December 22, 2017.  The Tax Act reduced the corporate tax rate to 21% effective January 1, 2018, and resulted in a re-measurement change to the Company's deferred tax asset.  The decrease in income taxes for the three month ended March 31, 2018 was due to the recalculation of tax accruals from the 34% tax rate to our blended tax rate of $27.50% for our fiscal year ending on June 30, 2018.   In accordance with the Financial Accounting Standards Board (FASB) ASC Topic 740, Income Taxes, the effects of the new legislation are recognized upon enactment, which for federal legislation is the date the President signs a bill into law.  Therefore, the Company's deferred tax assets and deferred tax liabilities were re-measured at the enacted tax rate expected to apply when these assets and liabilities are expected to be realized or settled.  As a result of the tax law change, the Company recorded a decrease in its net deferred tax assets of $642,000 with a corresponding increase in income tax expense of $642,000 for the nine months ended March 31, 2018.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2018 and 2017 (continued)

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

	Three Months Ended March 31,
	2018			2017
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$319,163	$4,179	5.19%	$309,587	$3,912	5.01%
Investment securities	60,542	310	2.03	67,177	309	1.82
Interest-earning deposits	4,605	19	1.64	6,072	11	0.72
Total interest-earning assets	$384,310	4,508	4.65%	$382,836	4,232	4.39%
Non-interest-earning assets	26,588			26,589
Total assets	$410,898			$409,425
Interest-bearing liabilities:
Savings accounts	$36,480	48	0.52%	$35,646	45	0.50%
NOW accounts	30,824	38	0.49	33,503	45	0.53
Money market accounts	54,205	80	0.59	44,387	34	0.30
Certificate accounts	166,522	602	1.43	145,998	467	1.27
Total interest-bearing deposits	288,031	768	1.06	259,534	591	0.90
Other bank borrowings	226	2	3.51	692	6	3.44
FHLB advances	30,828	92	1.18	53,156	116	0.87
Total interest-bearing liabilities	$319,085	862	1.07%	$313,382	713	0.90%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	56,302			50,401
Other liabilities	1,460			1,430
Total liabilities	376,847			365,213
Total Stockholders' Equity(1)	46,045			44,212

Total liabilities and equity	$422,892			$409,425

Net interest-earning assets	$65,225			$69,454

Net interest income; average interest rate spread(2)		$3,646	3.58%		$3,519	3.49%
Net interest margin(3)			3.76%			3.65%
Average interest-earning assets to average interest-bearing liabilities			120.44%			122.16%

 __________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2018 and 2017 (continued)

	Nine Months Ended March 31,
	2018			2017
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$323,650	$12,743	5.24%	$304,550	$11,600	5.07%
Investment securities	59,941	861	1.91	60,186	766	1.70
Interest-earning deposits	8,157	84	1.37	5,286	23	0.58
Total interest-earning assets	$391,748	13,688	4.65%	$370,022	12,389	4.46%
Non-interest-earning assets	27,147			25,511
Total assets	$418,895			$395,533
Interest-bearing liabilities:
Savings accounts	$36,518	146	0.53%	$32,456	114	0.47%
NOW accounts	32,359	123	0.51	34,929	144	0.55
Money market accounts	45,780	160	0.47	46,178	109	0.31
Certificate accounts	166,364	1,784	1.43	139,296	1,327	1.27
Total interest-bearing deposits	281,021	2,213	1.05	252,859	1,694	0.89
Other bank borrowings	116	4	4.59	515	14	3.62
FHLB advances	30,829	352	1.52	47,229	300	0.85
Total interest-bearing liabilities	$311,966	2,569	1.10%	$300,603	2,008	0.89%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	58,474			48,855
Other liabilities	2,156			1,862
Total liabilities	372,596			351,320
Total Stockholders' Equity(1)	46,299			44,213

Total liabilities and equity	$418,895			$395,533

Net interest-earning assets	$79,782			$69,419

Net interest income; average interest rate spread(2)		$11.119	3.55%		$10.381	3.57%
Net interest margin(3)			3.78%			3.74%
Average interest-earning assets to average interest-bearing liabilities			125.57%			123.09%
____________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings, and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets which provide liquidity to meet lending requirements.  Home Federal Bank's deposit accounts with the Federal Home Loan Bank of Dallas amounted to $401,000 at March 31, 2018.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2018 and 2017 (continued)

A significant portion of Home Federal Bank's liquidity consists of securities classified as available-for-sale and cash and cash equivalents.   Home Federal Bank's primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At March 31, 2018, Home Federal Bank had $16.7 million in advances from the Federal Home Loan Bank of Dallas and had $144.4 million in additional borrowing capacity.  Additionally, at March 31, 2018, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $15.5 million. There were no amounts purchased under this agreement as of March 31, 2018.

At March 31, 2018, Home Federal Bank had outstanding loan commitments of $49.3 million to originate loans and commitments under unused lines of credit of $10.9 million.  At March 31, 2018, certificates of deposit scheduled to mature in less than one year totaled $61.9 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale, as needed.

At March 31, 2018, Home Federal Bank exceeded each of its regulatory capital requirements with tangible, common equity Tier 1, core, and risk-based capital ratios of 11.38%, 16.34%, 11.38%, and 17.59%, respectively.

Off-Balance Sheet Arrangements

At March 31, 2018, the Company did not have any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.

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

The Company's repurchases of its common stock made during the quarter ended March 31, 2018 are set forth in the table below, including stock-for-stock option exercises:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2018 – January 31, 2018	--	$--	--	--
February 1, 2018 – February 28, 2018	546	$28.21	546	51,689
March 1, 2018 –March 31, 2018	2,000	$30.04	2,000	49,689
Total	2,546	$29.65	2,546	49,689
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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: May 14, 2018	By:	/s/Glen W. Brown
Glen W. Brown Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)