Form 10-K
period 2018-06-30
Home Federal Bancorp, Inc. of Louisiana
filed 2018-09-26
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

The aggregate value of the 1,328,555 shares of Common Stock of the Registrant issued and outstanding on December 31, 2017, which excludes an aggregate of 583,372 shares held by all directors and executive officers of the Registrant, the Registrant's Employee Stock Ownership Plan ("ESOP"), the Recognition and Retention Plan Trust ("RRP") and Employees' Savings and Profit Sharing Plan ("401(k) Plan") as a group was $37.4 million.  This figure is based on the closing sales price of $28.125 per share of the Registrant's Common Stock on December 31, 2017, the last business day of the Registrant's second fiscal quarter.  Although directors and executive officers, the ESOP, RRP and 401(k) Plan were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of September 21, 2018: 1,897,924.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14.

Home Federal Bancorp Inc. of Louisiana
Form 10-K
For the Year Ended June 30, 2018

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

As of June 30, 2018, Home Federal Bancorp's only business activities are to hold all of the outstanding common stock of Home Federal Bank. Home Federal Bancorp is authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies, which may include the issuance of additional shares of common stock to raise capital or to support mergers or acquisitions and borrowing funds for reinvestment in Home Federal Bank.

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

Lending Activities

General.  At June 30, 2018, our net loan portfolio amounted to $317.5 million, representing approximately 75.3% of total assets at that date. Historically, our principal lending activity was the origination of one-to-four family residential loans. At June 30, 2018, one-to-four family residential loans amounted to $121.3 million, or 37.8% of the total loan portfolio. Commercial real estate loans amounted to $74.4 million, or 23.2% of the total loan portfolio, at June 30, 2018.

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

A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower, if the loans are fully secured by readily marketable securities. In addition, upon application, the Office of the Comptroller of the Currency permits a savings institution to lend up to an additional 15% of unimpaired capital and surplus to one borrower to develop domestic residential housing units. At June 30, 2018, our regulatory limit on loans to one borrower was $7.6 million, and the five largest loans or groups of loans to one borrower, including related entities, aggregated $7.4 million, $7.1 million, $7.0 million, $6.2 million and $5.1 million. Each of our five largest loans or groups of loans was originated with strong guarantor support to known borrowers in our market area and was performing in accordance with its terms at June 30, 2018.

Loans to or guaranteed by general obligations of a state or political subdivision are not subject to the foregoing lending limits.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.
	June 30,
	2018		2017		2016		2015		2014
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family residential(1)	$121,257	37.76%	$125,306	39.57%	$118,035	40.17%	$103,332	38.11%	$89,545	36.96%
Commercial – real estate secured:
Owner occupied	52,823	16.45	51,749	16.34	47,425	16.14	38,280	14.12	29,210	12.06
Non-owner occupied	21,593	6.72	26,196	8.27	21,772	7.41	23,800	8.78	27,056	11.17
Total commercial-real estate secured	74,416	23.17	77,945	24.61	69,197	23.55	62,080	22.90	56,266	23.23
Multi-family residential	38,079	11.86	21,281	6.72	20,661	7.03	15,246	5.62	20,368	8.41
Land	20,474	6.37	25,038	7.91	24,308	8.27	19,866	7.33	19,945	8.23
Construction	11,921	3.71	9,529	3.01	14,442	4.92	17,620	6.50	12,505	5.16
Home equity loans and second mortgage loans	1,541	0.48	1,710	0.54	1,526	0.52	2,460	0.91	2,563	1.06
Equity lines of credit	17,387	5.41	20,976	6.62	17,290	5.88	22,187	8.18	14,950	6.17
Total real estate loans	285,075	88.76	281,785	88.98	265,459	90.34	242,791	89.55	216,142	89.22
Commercial business	35,458	11.04	34,429	10.87	27,886	9.49	28,019	10.33	25,749	10.63
Consumer non-real estate loans:
Savings accounts	462	0.14	420	0.13	404	0.14	209	0.08	255	0.11
Consumer loans	185	0.06	63	0.02	86	0.03	110	0.04	111	0.04
Total non-real estate loans	36,105	11.24	34,912	11.02	28,376	9.66	28,338	10.45	26,115	10.78
Total loans	321,180	100.00%	316,697	100.00%	293,835	100.00%	271,129	100.00%	242,257	100.00%
Less:
Allowance for loan losses	(3,425)		(3,729)		(2,845)		(2,515)		(2,396)
Deferred loan fees	(262)		(196)		(163)		(187)		(298)
Net loans receivable(1)	$317,493		$312,772		$290,827		$268,427		$239,563
 _________________
(1)	Does not include loans held-for-sale amounting to $6.8 million, $13.6 million, $11.9 million, $14.2 million and $9.4 million at June 30, 2018, 2017, 2016, 2015 and 2014, respectively.

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

In the past, we purchased loans from a mortgage originator secured by single-family housing primarily located in predominantly rural areas of Texas and to a lesser extent, Tennessee, Arkansas, Alabama, Louisiana, and Mississippi. We have not purchased any such mortgage loans since fiscal 2008. The loans were generally secured by rural properties and the seller retained servicing rights. Although the loans were originated with fixed-rates, Home Federal Bank receives an adjustable-rate of interest equal to the Federal Housing Finance Board rate, with rate floors and ceilings of approximately 5.0% and 8.0%, respectively. Under the terms of the loan agreements, the seller must repurchase any loan that becomes more than 90 days delinquent. At June 30, 2018, we had approximately $5.8 million of such loans in our portfolio with an average contractual remaining term of approximately 11.7 years.

In recent periods, we have originated and sold a substantial amount of our fixed-rate conforming mortgages to correspondent banks. For the year ended June 30, 2018, we originated $104.4 million of one-to-four family residential loans and sold $82.0 million of such loans. Our residential loan originations primarily consist of rural development, FHA, and VA loans.

                The following table shows total loans originated, sold, and repaid during the periods indicated.

	Year Ended June 30,
	2018	2017	2016
	(In thousands)
Loan originations:
One-to-four family residential	$104,375	$127,233	$115,449
Commercial — real estate secured:
Owner occupied	58,652	64,522	48,076
Non-owner occupied	6,801	8,313	8,169
Multi-family residential	25,820	2,979	5,914
Commercial business	46,729	51,183	33,092
Land	3,263	11,081	8,302
Construction	23,829	28,809	19,538
Home equity loans and lines of credit and other consumer	10,625	10,587	9,351
Total loan originations	280,094	304,707	247,891
Loans purchased	--	--	--
Total loan originations and loans purchased	280,094	304,707	247,891
Loans Sold	(81,990)	(111,171)	(101,295)
Loan principal repayments	(188,546)	(165,177)	(126,172)
Total loans sold and principal repayments	(270,536)	(276,348)	(227,467)
Increase (decrease) due to other items, net(1)	(7,410)	(6,414)	1,976
Net increase in loan portfolio	$(2,148)	$21,945	$22,400
 ___________________
(1)          Other items consist of deferred loan fees, the allowance for loan losses, and loans held-for-sale at year end.

Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, we concentrate our lending activity in our primary market area in Caddo and Bossier Parishes, Louisiana and the surrounding area. Subject to our loans-to-one borrower limitation, we are permitted to invest without limitation in residential mortgage loans and up to 400% of our capital in loans secured by non-residential or commercial real estate. We also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, we may invest up to 10% of our total assets in secured and unsecured loans for commercial, corporate, business, or agricultural purposes. At June 30, 2018, we were within each of the above lending limits.

During fiscal 2018 and 2017, we sold $82.0 million and $111.2 million of loans, respectively. We recognized gain on sale of loans of $1.8 million during fiscal 2018 and $2.8 million during fiscal 2017. Loans were sold during these periods primarily to other financial institutions. Such loans were sold against forward sales commitments with servicing released and without recourse after a certain period of time, typically 90 days. The loans sold primarily consisted of long-term, fixed rate residential real estate loans. These loans were originated during this period of historically low interest rates and were sold to reduce our interest rate risk. We will continue to sell loans in the future to the extent we believe the interest rate environment is unfavorable and interest rate risk is unacceptable.

                    Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of June 30, 2018, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	One-to- Four Family Residential	Commercial Real Estate Secured	Multi Family Residential	Commercial Business	Land	Construction	Home Equity Loans and Lines of Credit and Other Consumer	Total
	(In thousands)
Amounts due after June 30, 2018 in:
One year or less	$7,979	$10,214	$12,560	$12,302	$10,827	$11,849	$4,467	$70,198
After one year through two years	4,260	9,767	10,074	9,142	5,810	72	1,547	40,672
After two years through three years	12,917	5,905	--	3,303	905	--	194	23,224
After three years through five years	24,658	31,616	2,179	8,398	1,863	--	259	68,973
After five years through ten years	7,184	15,189	9,706	2,313	1,069	--	737	36,198
After ten years through fifteen years	6,851	1,725	1,629	--	--	--	12,303	22,508
After fifteen years	57,408	--	1,931	--	--	--	68	59,407

Total	$121,257	$74,416	$38,079	$35,458	$20,474	$11,921	$19,575	$321,180

The following table sets forth the dollar amount of all loans at June 30, 2018, before net items, due after June 30, 2019, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed-Rate	Adjustable-Rate	Total
		(In thousands)
One-to-four family residential	$88,300	$24,978	$113,278
Commercial — real estate secured	54,106	10,095	64,201
Multi-family residential	25,519	--	25,519
Commercial business	15,003	8,153	23,156
Land	7,320	2,327	9,647
Construction	--	72	72
Home equity loans and lines of credit and other consumer	1,898	13,211	15,109

Total	$192,146	$58,836	$250,982

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

                One-to-Four Family Residential Real Estate Loans.  At June 30, 2018, $121.3 million, or 37.8%, of the total loan portfolio, before net items, consisted of one-to-four family residential loans.

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

At June 30, 2018, $95.8 million, or 79.0%, of our one-to-four family residential mortgage loans were fixed-rate loans. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Our fixed-rate loans generally are originated under terms, conditions, and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation and other investors in the secondary mortgage market. Consistent with our asset/liability management, we have sold a significant portion of our long-term, fixed rate loans.  Servicing is released on all loans sold except those loans sold to FNMA.

Although we offer adjustable rate loans, substantially all of the single-family loan originations over the last few years have consisted of fixed-rate loans due to the low interest rate environment. The adjustable-rate loans held in portfolio typically have interest rates which adjust on an annual basis. These loans generally have an annual cap of 1% on any increase or decrease and a cap of 6% above or below the initial rate over the life of the loan. Such loans are underwritten based on the initial rate plus 2%. At June 30, 2018, $25.5 million, or 21.0%, of our one-to-four family residential mortgage loans were adjustable rate loans.

Commercial Real Estate Secured Loans.  As of June 30, 2018, Home Federal Bank had outstanding $74.4 million of loans secured by commercial real estate, $52.8 million, or 71.0%, of which were owner occupied. It is the current policy of Home Federal Bank to lend in a first lien position on real property occupied as a commercial business property. Home Federal Bank offers fixed and variable rate commercial real estate loans. Home Federal Bank's commercial real estate loans are limited to a maximum of 85% of the appraised value and have terms up to 15 years, however, the terms are generally no more than five years with amortization periods of 20 years or less. It is our policy that commercial real estate secured lines of credit are limited to a maximum of 85% of the appraised value of the property and shall not exceed three to five year amortizations.

Multi-Family Residential Loans.  At June 30, 2018, we had outstanding approximately $38.1 million of multi-family residential loans. Our multi-family residential loan portfolio includes income producing properties of 50 or more units and low income housing developments. We obtain personal guarantees on all properties other than those of the public housing authority for which they are not permitted.

Commercial Business Loans.  At June 30, 2018, we had outstanding approximately $35.5 million of non-real estate secured commercial loans. The business lending products we offer include lines of credit, inventory financing, and equipment loans. Commercial business loans and lines of credit carry more credit risk than other types of commercial loans. We attempt to limit such risk by making loans predominantly to small- and mid-sized businesses located within our market area and having the loans personally guaranteed by the principals involved. We have established underwriting standards in regard to business loans which set forth the criteria for sources of repayment, borrower's capacity to repay, specific financial and collateral margins, and financial enhancements such as guarantees. The primary source of repayment is cash flow from the business and the general financial strength of the borrower.

Land Loans.  As of June 30, 2018, land loans were $20.5 million, or 6.4%, of the total loan portfolio, before net items. Land loans include land which has been acquired for the purpose of development and unimproved land. Our loan policy provides for loan-to-value ratios of 50% for unimproved land loans. Land loans are originated with fixed rates and terms up to five years with longer amortizations. Although land loans generally are considered to have greater credit risk than certain other types of loans, we expect to mitigate such risk by requiring personal guarantees and identifying other secondary sources of repayment for the land loan other than the sale of the collateral. It is our practice to only originate a limited amount of loans for speculative development to borrowers with whom our lenders have a prior relationship.

Construction Loans.  At June 30, 2018, we had outstanding approximately $11.9 million of construction loans which included loans for the construction of residential and commercial property. Our residential construction loans typically have terms of six to twelve months with a takeout letter from Home Federal for the permanent mortgage. Our commercial construction loans include owner occupied commercial properties, pre-sold property, and speculative office property. As of June 30, 2018, we held $2.4 million of speculative construction loans.

Home Equity and Second Mortgage Loans.  At June 30, 2018, we held $1.5 million of home equity and second mortgage loans. These loans are secured by the underlying equity in the borrower's residence. We do not require that we hold the first mortgage on the properties that secure the second mortgage loans. The amount of our second mortgage loans generally cannot exceed a loan-to-value ratio of 90% after taking into consideration the first mortgage loan. These loans are typically three-to-five year balloon loans with fixed rates and terms that will not exceed 10 years and contain an on-demand clause that allows us to call the loan in at any time.

Equity Lines of Credit.  We offer lines of credit secured by a borrower's equity in real estate. These loans amounted to $17.4 million, or 5.4% of the total loan portfolio, before net items, at June 30, 2018.  The unused portion of equity lines was $11.1 million at June 30, 2018.  The rates and terms of such lines of credit depend on the history and income of the borrower, purpose of the loan, and collateral. Lines of credit will not exceed 90% of the value of the equity in the collateral.

Consumer Non-Real Estate Loans.  We are authorized to make loans for a wide variety of personal or consumer purposes. We originate consumer loans primarily in order to accommodate our customers. The consumer loans at June 30, 2018 consist of loans secured by deposit accounts with us, automobile loans, overdraft, and other unsecured loans.

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

We offer loans secured by deposit accounts held with us. These loans amounted to $462,000, or 0.14% of the total loan portfolio, before net items, at June 30, 2018. Such loans are originated for up to 100% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2%. These loans typically are payable on demand with a maturity date of one year.

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

Asset Quality

General.  During fiscal 2018, we engaged a third party to review loans, policies, and procedures. The scope of the services provided included credit underwriting, adherence to our loan policies, as well as regulatory policies, and recommendations regarding reserve allocations. We expect these reviews will be done annually.

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

Real estate and other assets we acquire as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold.  At June 30, 2018, we had $1.2 million of other real estate owned consisting of one residential lot and two one-to-four family residential properties compared to one residential lot acquired through foreclosure with a carrying value of $540,000 at June 30, 2017.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	June 30,
	2018				2017
	30-89		90 or More Days		30-89		90 or More Days
	Days Overdue		Overdue		Days Overdue		Overdue
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
				(Dollars in thousands)
One-to-four family residential	18	$1,711	14	$1,954	23	$2,000	6	$662
Commercial — real estate secured	--	--	--	--	--	--	--	--
Multi-family residential	--	--	--	--	--	--	--	--
Commercial business	--	--	1	416	1	8	15	2,503
Land	--	--	--	--	--	--	--	--
Construction	--	--	--	--	--	--	--	--
Home equity loans and lines of credit and other consumer	6	193	3	117	4	194	1	4

Total delinquent loans	24	$1,904	18	$2,487	28	$2,202	22	$3,169

Delinquent loans to total net loans		0.60%		0.78%		0.70%		1.01%
Delinquent loans to total loans		0.59%		0.77%		0.70%		1.00%

Non-Performing Assets.  The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and real estate owned) at the dates indicated.

	June 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Non-accruing loans:
One-to-four family residential	643	$317	$13	$13	$151
Commercial — real estate secured	--	--	--	--	--
Multi-family residential	--	--	--	--	--
Commercial business	416	2,503	--	--	--
Land	--	--	--	--	--
Construction	--	--	--	--	--
Home equity loans and lines of credit and other consumer	87	--	--	--	27
Total non-accruing loans	1,146	2,820	13	13	178
Accruing loans 90 days or more past due:
One-to-four family residential	680	181	101	67	13
Commercial — real estate secured	--	--	--	--	--
Multi-family residential	--	--	--	--	--
Commercial business	--	--	--	--	--
Land	--	--	--	--	--
Construction	--	--	--	--	--
Home equity loans and lines of credit and other consumer	30	4	--	--	--
Total non-performing loans(1)	1,856	3,005	114	80	191
Real estate owned, net	1,177	540	--	40	--
Total non-performing assets	$$3,033	$3,545	$114	$120	$191

Troubled debt restructurings (2)	6,886	--	1,990	--	--
Total non-performing assets and troubled debt restructurings	$9,919	$3,545	$2,104	$120	$191

Total non-performing loans as a percent of loans, net	0.58%	0.96%	0.04%	0.03%	0.07%
Total non-performing assets as a percent of total assets	0.72%	0.83%	0.03%	0.03%	0.05%
Total non-performing assets and troubled debt restructurings as a percentage of total assets	2.45%	0.83%	0.55%	0.03%	0.05%
_________________
(1)          Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
(2)          Troubled debt restructurings not included in non-accruing loans and accruing loans 90 days or more past due.

At June 30, 2018, the Company had $3.0 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $3.5 million of non-performing assets at June 30, 2017, consisting of one commercial business loan, nine single-family residential loans, three line of credit loans, one residential lot in other real estate owned, and two single family residential loans in other real estate owned at June 30, 2018 compared to four single-family residential loans, one line of credit loan, fifteen commercial business loans, and one residential lot in other real estate owned at June 30, 2017. At June 30, 2018, the Company had eight single family residential loans, two line of credit loans, one commercial business loan, and five loans to one borrower consisting of two commercial real estate loans, two non-real estate loans, and one single family residential loan classified as substandard compared to four single family residential loans, one line of credit loan, one commercial real estate loan, and fifteen commercial business loans to two borrowers classified as substandard at June 30, 2017. There were no loans classified as doubtful at June 30, 2018 or June 30, 2017.

                During the three months ended December 31, 2016, we became aware that one of two related borrowers of fifteen commercial business loans in the aggregate amount of $2.8 million that were classified as substandard filed for Chapter 11 (reorganization) bankruptcy protection during that period. We charged off nine of the fifteen loans in the amount of $797,000 against the allowance for loan losses during the three months ended September 30, 2017 along with an additional charge-off of $250,000 against one of the remaining six loans against the allowance for loan losses during the three months ended June 30, 2018. We received principal payments in March 2017 for $272,000, May 2017 for $10,000, and monthly payments of $15,000 from July 2017 through January 2018 totaling $105,000.  We also received $938,000 from the proceeds of the sale of equipment in May and June of 2018 reducing our exposure to one outstanding loan with a balance of $416,000.  This loan continues to be classified as substandard and was on non-accrual at June 30, 2018. We are continuing to monitor this credit and presently believe that our allowance for loan losses at June 30, 2018 is adequate.  No additional losses are currently anticipated with respect to these loans.

                    Classified Assets.  Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard", "doubtful", and "loss". Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss, if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a higher possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful, or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset, or portion thereof, is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved. At June 30, 2018, we held $652,000 of assets designated as special mention and $6.0 million classified as substandard. The classified assets are related to 14 residential mortgage loans, two commercial real estate loans, three commercial business loans, and two line-of-credit loans. There were no loans classified as doubtful or loss at June 30, 2018.

Allowance for Loan Losses.  At June 30, 2018, our allowance for loan losses amounted to $3.4 million. The allowance for loan losses is maintained at a level believed, to the best of our knowledge, to cover all known and inherent losses in the portfolio, both probable and reasonable, to be estimated at each reporting date. The level of allowance for loan losses is based on our periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing conditions. We are primarily engaged in originating single-family residential loans. Our management considers the deficiencies of all classified loans in determining the amount of allowance for loan losses required at each reporting date. Our management analyzes the probability of the correction of the substandard loans' weaknesses and the extent of any known or inherent losses that we might sustain on them. During the fiscal year 2018, we recorded a provision for loan losses of $1.1 million, as compared to $900,000 recorded for fiscal year 2017. The 2018 provision reflects our estimate to maintain the allowance for loan losses at a level to cover probable losses inherent in the loan portfolio.

The provision for fiscal year 2018 reflects the risks associated with our commercial lending (both real estate secured and non-real estate secured), as well as other risks in our portfolio.  Total non-performing loans decreased by approximately $1.1 million as of June 30, 2018 compared to June 30, 2017.

While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

               The following table shows changes in our allowance for loan losses during the periods presented.  We had $1.4 million, $30,000, $181,000 and $12,000 of loan charge-offs during fiscal 2018, 2017, 2015 and 2014, respectively.  There were no loan charge-offs during fiscal 2016.  Bad debt recoveries amounted to $26,000 during fiscal 2018.

	June 30,
	2018	2017	2016	2015	2014

Total loans outstanding at end of period	$$321,180	$316,697	$293,835	$271,129	$242,257
Average loans outstanding	323,692	312,132	287,405	269,408	224,463
Allowance for loan losses, beginning of period	3,729	2,845	2,515	2,396	2,240
Provision for loan losses	1,050	900	271	300	168
Recoveries	26	14	59	--	--
Charge-offs	(1,380)	(30)	--	(181)	(12)
Allowance for loan losses, end of period	$3,425	$3,729	$2,845	$2,515	$2,396

Allowance for loan losses as a percent of non-performing loans	183.57%	123.65%	2,501.99%	3,143.75%	1,254.45%
Allowance for loan losses as a percent of loans outstanding	1.07%	1.18%	0.97%	0.93%	0.99%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	June 30,
	2018		2017		2016		2015		2014
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans

	(Dollars in thousands)
One-to-four family residential	$1,166	37.76%	$1,822	39.57%	$1,517	40.17%	$1,195	38.11%	$1,224	36.96%
Commercial – real estate secured	436	23.17	353	24.61	321	23.55	415	22.90	464	23.23
Multi-family residential	256	11.86	73	6.72	111	7.03	103	5.62	128	8.41
Commercial business	929	11.04	979	10.87	444	9.49	305	10.33	202	10.63
Land	161	6.37	203	7.91	201	8.27	154	7.33	168	8.23
Construction	163	3.71	147	3.01	126	4.92	146	6.50	105	5.16
Home equity loans and lines of credit and other consumer	314	6.09	152	7.31	125	6.57	197	9.21	105	7.38
Total	$3,425	100.00%	$3,729	100.00%	$2,845	100.00%	$2,515	100.00%	$2,396	100.00%

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

The following table sets forth certain information relating to our investment securities portfolio at the dates indicated.

	June 30,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Held-to-Maturity:
Mortgage-backed securities	$26,042	$24,972	$25,558	$25,190	$--	$--
FNBB stock	250	250	250	250	250	250
FHLB stock	2,596	2,596	2,549	2,549	2,099	2,099
Total Securities Held-to-Maturity	28,888	27,818	28,357	27,989	2,349	2,349

Securities Available-for-Sale:
Mortgage-backed securities	30,647	29,324	37,468	36,935	50,045	50,173

Total Investment Securities	$59,535	$57,142	$65,825	$64,924	$52,394	$52,522

The following table sets forth the amount of investment securities which contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2018. The amounts reflect the fair value of our securities at June 30, 2018.

	Amounts at June 30, 2018 which Mature in
	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
	(Dollars in thousands)
Bonds and other debt securities:
Mortgage-backed securities	$1	5.62%	$24	5.51%	$36	2.26%	$54,235	2.16%
Equity securities(1):
FNBB stock	--	--	--	--	--	--	250	0.56%
FHLB stock	--	--	--	--	--	--	2,596	1.90%

Total investment securities and bank stock	$1	5.62%	$24	5.51%	$36	2.26%	$57,081	2.14%
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

The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2018, 2017, and 2016.

	June 30,
	2018	2017	2016
	(In thousands)
Fixed rate:
GNMA	$5,819	$32	$41
FHLMC	7,042	8,781	10,698
FNMA	35,760	45,110	27,108
Total fixed rate	48,621	53,923	37,847
Adjustable rate:
GNMA	5,623	8,098	12,116
FHLMC	43	67	96
FNMA	9	37	114
Total adjustable-rate	5,675	8,202	12,326
Total mortgage-backed securities	$54,296	$62,125	$50,173

          Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at June 30, 2018 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2018.

	Amounts at June 30, 2018 which Mature in
		Weighted	Over One	Weighted		Weighted
	One Year	Average	through	Average	Over	Average
	or Less	Yield	Five Years	Yield	Five Years	Yield
	(In thousands)
Fixed rate:
GNMA	$--	--%	$13	8.52%	$5,806	7.85%
FHLMC	--	--	--	--	7,042	1.50
FNMA	--	--	--	--	35,760	2.15
Total fixed-rate	--	--%	13	8.52%	48,608	2.07%

Adjustable rate:
GNMA	$--	--%	$--	--%	$5,623	2.88%
FHLMC	--	--	5	2.42	38	2.64
FNMA	1	5.62	6	1.59	2	3.85
Total adjustable-rate	1	5.62%	11	1.96%	5,663	2.88

Total	$1	5.62%	$24	5.51%	$54,271	2.16%

The following table sets forth the purchases, sales, and principal repayments of our mortgage-backed securities during the periods indicated.

	At or For the Year Ended June 30,
	2018	2017	2016
	(Dollars in thousands)
Mortgage-backed securities at beginning of period	$63,026	$50,046	$44,733
Purchases	8,890	27,234	16,722
Repayments	(11,602)	(14,218)	(11,392)
Sales	(3,461)	--	--
Amortizations of premiums and discounts, net	(164)	(36)	(17)

Mortgage-backed securities at end of period	$56,689	$63,026	$50,046

Weighted average yield at end of period	2.16%	1.98%	1.77%

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

Deposits.  We attract deposits principally from residents of Louisiana and particularly from Caddo and Bossier Parishes. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate. We utilize brokered certificates of deposit as a component of our strategy for lowering the overall cost of funds. The brokered certificates of deposit are callable by Home Federal Bank after twelve months. At June 30, 2018 and 2017, we had $8.7 million and $11.5 million, respectively, in brokered certificates of deposit.

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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	June 30,
	2018		2017		2016
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits

	(Dollars in thousands)
Certificate accounts:
0.00%- 0.99%	$15,310	4.24%	$28,293	8.60%	$46,544	16.17%
1.00%- 1.99%	121,572	33.75	123,037	37.39	70,606	24.53
2.00%- 2.99%	24,234	6.73	11,306	3.44	14,961	5.20
3.00%- 3.99%	151	0.04	--	--	386	0.13

Total certificate accounts	161,267	44.76	162,636	49.43	132,497	46.03

Transaction accounts:
Passbook savings	36,241	10.06	35,050	10.65	29,033	10.09
Non-interest bearing demand accounts	58,001	16.10	54,420	16.54	39,280	13.65
NOW accounts	34,576	9.60	34,500	10.48	37,761	13.12
Money market	70,175	19.48	42,439	12.90	49,251	17.11

Total transaction accounts	198,993	55.24	166,409	50.57	155,325	53.97

Total deposits	$360,260	100.00%	$329,045	100.00%	$287,822	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended June 30,
	2018			2017			2016
			Average			Average			Average
	Average	Interest	Rate	Average	Interest	Rate	Average	Interest	Rate
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)
Passbook savings	$36,323	$194	0.53%	$33,441	$160	0.48%	$23,993	$92	0.38%
NOW accounts	34,892	165	0.47	34,701	189	0.54	35,797	283	0.79
Money market	51,571	293	0.57	45,615	147	0.32	47,953	149	0.31
Certificates of deposit	165,141	2,394	1.45	145,445	1,860	1.28	141,160	1,805	1.28
Total interest-bearing deposits	287,927	3,046	1.06	259,202	2,356	0.91	248,903	2,329	0.94
Non-Interest bearing
demand accounts	$55,960	$--	--%	$51,311	$--	--%	$43,100	$--	--%
Total deposits	$343,887	$3,046	0.89%	$310,513	$2,356	0.76%	$292,003	$2,329	0.80%

               The following table shows our deposit flows during the periods indicated.

	Year Ended June 30,
	2018	2017	2016
	(In thousands)
Net deposits (withdrawals)	$28,743	$38,952	$(205)
Interest credited	2,472	2,271	1,789
Total increase in deposits	$31,215	$41,223	$1,584

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at June 30, 2018.

	Balance at June 30, 2018
	Maturing in the 12 Months Ending June 30,
Certificates of Deposit	2019	2020	2021	Thereafter	Total
	(In thousands)
0.00%- 0.99%	$10,969	$1,970	$2,371	$--	$15,310
1.00%- 1.99%	58,049	37,078	14,376	12,069	121,572
2.00%- 2.99%	2,923	7,735	1,602	11,974	24,234
3.00%- 3.99%	--	--	--	151	151
Total certificate accounts	$71,941	$46,783	$18,349	$24,194	$161,267

The following table shows the maturities of our certificates of deposit of $100,000 or more at June 30, 2018 by time remaining to maturity.

		Weighted
	Amount	Average Rate
	(Dollars in thousands)
September 30, 2018	$7,321	1.07%
December 31, 2018	7,830	1.10
March 31, 2019	16,125	1.22
June 30, 2019	20,902	1.46
After June 30, 2019	62,046	1.81
Total certificates of deposit with balances of $100,000 or more	$114,224	1.57%

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

As of June 30, 2018, we were permitted to borrow up to an aggregate total of $193.8 million from the Federal Home Loan Bank of Dallas. We had $11.6 million and $48.9 million of Federal Home Loan Bank advances outstanding at June 30, 2018 and 2017, respectively.  Additionally, at June 30, 2018, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $15.5 million.  There were no amounts purchased under this agreement as of June 30, 2018.  At June 30, 2018, Home Federal Bancorp had available a $15.5 million line of credit agreement with First National Bankers Bank, maturing June 30, 2019.  The line is secured by 100 shares of Home Federal Bank's common stock and bears interest at the Prime Rate, which is currently 5.00% per annum and subject to change when adjustments are made to Wall Street Journal Prime.  At June 30, 2018, the line had an outstanding balance of $300,000.

                 The following table shows certain information regarding our borrowings at or for the dates indicated:

		At or For the Year
		Ended June 30,
	2018	2017	2016
		(Dollars in thousands)
FHLB advances:
Average balance outstanding	$27,242	$46,918	$30,277
Maximum amount outstanding at any month-end during the period	43,885	56,715	47,665
Balance outstanding at end of period	11,637	48,907	47,665
Average interest rate during the period	1.63%	0.92%	0.87%
Weighted average interest rate at end of period	2.51%	1.30%	0.81%

At June 30, 2018, $5.3 million of our borrowings were short-term (maturities of one year or less). Such short-term borrowings had a weighted average interest rate of 2.3% at June 30, 2018.

The following table shows maturities of Federal Home Loan Bank advances at June 30, 2018 for the years indicated:

Years Ending June 30,	Amount
(In thousands)
2019	$5,282
2020	5,295
2021	193
2022	35
2023	36
Thereafter	796
Total	$11,637

Subsidiaries

At June 30, 2018, the Company had one subsidiary, Home Federal Bank.  The Bank's only subsidiary at such date was Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

Employees

Home Federal Bank had 54 full-time employees and four part-time employees at June 30, 2018. None of these employees are covered by a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.

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

2018 Regulatory Reform

In May 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (the "Act"), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory relief for community banks such as Home Federal Bank.

The Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single "Community Bank Leverage Ratio" of between 8 and 10 percent to replace the leverage and risk-based regulatory capital ratios. The Act also expands the category of holding companies that may rely on the "Small Bank Holding Company and Savings and Loan Holding Company Policy Statement" (the "SBHC Policy") by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. This expansion also excludes such holding companies from the minimum capital requirements of the Dodd-Frank Act. In addition, the Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

It is difficult at this time to predict when or how any new standards under the Act will ultimately be applied to us or what specific impact the Act and the yet-to-be-written implementing rules and regulations will have on community banks.

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

                 Holding Company Activities.  Home Federal Bancorp operates as a unitary savings and loan holding company and is permitted to engage only in the activities permitted for financial institution holding companies or for multiple savings and loan holding companies. Multiple savings and loan holding companies are permitted to engage in the following activities: (i) activities permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the Federal Reserve Board prohibits or limits such 4(c) activities); (ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting any insurance agency or escrow business; (iv) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or (vii) activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies. Under the 2010 legislation, savings and loan holding companies became subject to statutory capital requirements. However, in May 2015, amendments to the SBHC Policy became effective.  The amendments made the SBHC Policy applicable to savings and loan holding companies, such as Home Federal Bancorp, and increased the asset threshold to qualify to be subject to the provisions of the SBHC Policy from $500 million to $1.0 billion.  Savings and loan holding companies that have total assets of $1.0 billion or less are subject to the SBHC Policy and are not required to comply with the regulatory capital requirements set forth in the table below.  Such treatment continues until Home Federal Bancorp's total assets exceed $1.0 billion or the Federal Reserve Board deems it to no longer be a small savings and loan holding company.

While there are no specific restrictions on the payment of dividends or other capital distributions for savings and loan holding companies, federal regulations do prescribe such restrictions on subsidiary savings institutions, as described below. Home Federal Bank is required to notify the Federal Reserve Board 30 days before declaring any dividend. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Federal Reserve Board, and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

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

2013 Regulatory Capital Regulations

In July of 2013, the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully-phased in on a global basis on January 1, 2019.  The 2013 regulations establish a tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset ("RWA") ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments, and change the risk weightings of certain assets used to determine required capital ratios. Provisions of the Dodd-Frank Act generally require these capital rules to apply to savings and loan holding companies and their savings association subsidiaries. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks, such as Home Federal Bank, a common equity Tier 1 capital ratio of 4.5% became effective on January 1, 2015.  The new capital rules also increased the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development, and construction loans and more than 90-day past due exposures.  The new capital rules maintain the general structure of the prompt corrective action rules but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

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

2013 Regulatory Capital Requirements.  Federally insured savings institutions are required to maintain minimum levels of regulatory capital. Current Office of the Comptroller of the Currency capital standards require savings institutions to satisfy a tangible capital requirement, a common equity Tier 1 capital requirement, a leverage capital requirement and a risk-based capital requirement. The tangible capital must equal at least 1.5% of adjusted total assets. The common equity Tier 1 capital component generally consists of retained earnings and common stock instruments and must equal at least 4.5% of risk-weighted assets. Leverage capital, also known as "core" capital, must equal at least 3.0% of adjusted total assets for the most highly rated savings associations. An additional cushion of at least 100 basis points is required for all other savings associations, which effectively increases their minimum Tier 1 leverage ratio to 4.0% or more. Under the Office of the Comptroller of the Currency's regulation, the most highly-rated banks are those that the Office of the Comptroller of the Currency determines are strong associations that are not anticipating or experiencing significant growth and have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, and good earnings. Under the risk-based capital requested, "total" capital (a combination of core and "supplementary" capital) must equal at least 8.0% of "risk-weighted" assets. The Office of the Comptroller of the Currency also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Core capital generally consists of common stockholders' equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. Home Federal Bank had no intangible assets at June 30, 2018. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect Home Federal Bank's regulatory capital.

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

At June 30, 2018, Home Federal Bank exceeded all of its regulatory capital requirements with tangible, common equity Tier 1, core, and risk-based capital ratios of 11.36%, 16.65%, 11.36% and 17.84%, respectively.

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

At June 30, 2018, Home Federal Bank was deemed a well-capitalized institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

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

                At June 30, 2018, Home Federal Bank believes that it meets the requirements of the QTL test.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners' Loan Act place restrictions on loans to executive officers, directors, and principal shareholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer, and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association's loans to one borrower limit (generally equal to 15% of the association's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the savings association and (ii) does not give preference to any director, executive officer, or principal shareholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the savings association's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. Home Federal Bank currently is subject to Section 22(g) and (h) of the Federal Reserve Act and at June 30, 2018, was in compliance with the above restrictions.

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

Federal Home Loan Bank System.  Home Federal Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administer a home financing credit function primarily for its members. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. The Federal Home Loan Bank of Dallas is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At June 30, 2018, Home Federal Bank had $11.6 million of Federal Home Loan Bank advances and $193.8 million available on its credit line with the Federal Home Loan Bank.

As a member, Home Federal Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to 0.06% of its total assets. At June 30, 2018, Home Federal Bank had $2.6 million in Federal Home Loan Bank stock, which was in compliance with the applicable requirement.

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

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve Bank. At June 30, 2018, Home Federal Bank had met its reserve requirement.

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

Method of Accounting.  For federal income tax purposes, Home Federal Bank reports income and expenses on the accrual method of accounting and used a June 30 tax year in 2018 for filing its federal income tax return.

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

At June 30, 2018, the total federal pre-1988 reserve was approximately $3.3 million. The reserve reflects the cumulative effects of federal tax deductions by Home Federal Bank for which no federal income tax provisions have been made.

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

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently conduct business from our four full-service banking offices located in Shreveport, Louisiana and two full-service banking offices located in Bossier City, Louisiana. Our home office is located in Shreveport, Louisiana. The following table sets forth certain information, as of June 30, 2018, relating to Home Federal Bank's offices, two parcels of land for possible future branch offices, and one property acquired for potential future administrative offices which is presently vacant.

Description/Address	Leased/Owned		Net Book Value of Property	Amount of Deposits
			(In thousands)
Building (Home Office) 222 Florida Street, Shreveport, LA	Owned		$1,589	$--
Building/ATM (Market Street Branch 624 Market Street, Shreveport, LA	Owned		910	118,610
Building/ATM (Youree Drive Branch) 6363 Youree Drive, Shreveport, LA	Owned	(1)	206	112,673
Building/ATM (Mansfield Road Branch) 9300 Mansfield Road, Suite 101, Shreveport, LA	Leased		113	48,684
Building/ATM (Viking Drive Branch) 2555 Viking Drive, Bossier City, LA	Owned		2,673	39,117
Building/ATM (Stockwell Branch) 7964 E. Texas Street, Bossier City, LA	Owned		1,769	23,871
Building/ATM (Northwood Branch) 5841 North Market Street, Shreveport, LA	Owned		1,738	17,305
Building (2) 614 Market Street, Shreveport, LA	Owned		382	--
Lots 1-5, Block 1 Highway 171 South, Stonewall, LA	Owned		791	--
Land 901 Pierremont Road, Shreveport, LA	Owned		1,339	--
Land (New Mansfield Road Branch) 9449 Mansfield Road, Shreveport, LA	Owned		329	--

 _______________
(1)	The building is owned but the land is subject to an operating lease which was renewed effective December 1, 2008 for a ten-year period.
(2)	The building is vacant and available to serve as potential future administrative offices.

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

	Stock Price per Share		Cash Dividends
Quarter Ended	High	Low	per Share
Fiscal 2018:
June 30, 2018	$32.56	$29.75	$0.12
March 31, 2018	31.33	27.25	0.12
December 31, 2017	27.78	26.00	0.12
September 30, 2017	26.83	24.30	0.12

Fiscal 2017:
June 30, 2017	$29.89	$24.50	$0.09
March 31, 2017	28.95	27.00	0.09
December 31, 2016	27.00	23.52	0.09
September 30, 2016	23.60	21.36	0.09

At September 21, 2018, Home Federal Bancorp had 203 shareholders of record.

The information for all equity based and individual compensation arrangements is incorporated by reference from Item 11 hereof.

(b)          Not applicable.

(c)          Purchases of Equity Securities.

The Company's repurchases of its common stock made during the quarter ended June 30, 2018 are set forth in the table below, including stock-for-stock option exercises:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2018 – April 30, 2018	--	$--	--	49,689
May 1, 2018– May 31, 2018	1,000	$31.68	1,000	48,689
June 1, 2018– June 30, 2018	13,500	$31.79	13,500	35,189
Total	14,500	$31.78	14,500
____________________________
Notes to this table:

 (a)    On October 12, 2016, the Company announced that its Board of Directors approved a seventh stock repurchase program for the repurchase of up to 97,000 shares to commence after the completion of the sixth stock repurchase program. The repurchase program does not have an expiration date.

Item 6. Selected Financial Data

Set forth below is selected consolidated financial and other data of Home Federal Bancorp. The information at or for the years ended June 30, 2018 and 2017 is derived in part from the audited financial statements that appear in this Form 10-K. The information at or for the years ended June 30, 2016, 2015 and 2014 is also derived from audited financial statements that do not appear in this Form 10-K.

		At June 30,
	2018	2017	2016	2015	2014
			(In thousands)
Selected Financial and Other Data:
Total assets	$421,650	$426,606	$381,701	$369,833	$329,529
Cash and cash equivalents	15,867	11,905	4,756	21,166	13,633
Securities available for sale	29,324	36,935	50,173	44,885	48,434
Securities held to maturity	28,888	28,357	2,349	2,010	1,765
Loans held-for-sale	6,762	13,631	11,919	14,203	9,375
Loans receivable, net	317,493	312,722	290,827	268,427	239,563
Deposits	360,260	329,045	287,822	286,238	272,295
Federal Home Loan Bank advances	11,637	48,907	47,665	38,411	12,897
Total Stockholders' equity	47,037	46,246	43,392	43,386	42,779

		As of or for the Year Ended June 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share amounts)
Selected Operating Data:
Total interest income	$18,423	$16,892	$15,458	$14,772	$13,173
Total interest expense	3,495	2,803	2,610	2,481	2,336
Net interest income	14,928	14,089	12,848	12,291	10,837
Provision for loan losses	1,050	900	271	300	168
Net interest income after provision for loan losses	13,878	13,189	12,577	11,991	10,669
Total non-interest income	2,988	3,893	3,254	2,961	2,340
Total non-interest expense	11,046	11,672	10,810	9,936	8,933
Income before income tax expense	5,820	5,410	5,021	5,016	4,076
Income tax expense	2,252	1,758	1,644	1,661	1,332
Net income	$3,568	$3,652	$3,377	$3,355	$2,744
Earnings per share of common stock:
Basic	$1.98	$2.01	$1.80	$1.70	$1.33
Diluted	$1.87	$1.91	$1.74	$1.65	$1.29

Selected Operating Ratios(1):
Average yield on interest-earning assets	4.69%	4.62%	4.46%	4.52%	4.76%
Average rate on interest-bearing liabilities	1.11	0.91	0.93	0.94	1.07
Average interest rate spread(2)	3.58	3.71	3.53	3.58	3.69
Net interest margin(2)	3.80	3.85	3.71	3.76	3.92
Average interest-earning assets to average interest-bearing liabilities	124.67	119.41	123.95	124.37	126.91
Net interest income after provision for loan losses to non-interest expense	125.64	113.00	116.35	120.68	119.43
Total non-interest expense to average assets	2.64	2.92	2.92	2.84	3.01
Efficiency ratio(3)	61.65	64.91	67.13	65.14	67.79
Return on average assets	0.85	0.91	0.91	0.96	0.92
Return on average equity	7.61	8.14	7.44	7.45	6.22
Average equity to average assets	11.18	11.16	12.23	12.86	14.84
Dividend payout ratio	25.90	19.31	19.53	18.26	20.08

(Footnotes on following page)

	As of or for the Year Ended June 30,
	2018	2017	2016	2015	2014

Selected Quality Ratios(4):
Non-performing loans as a percent of total loans receivable	0.58%	0.96%	0.04%	0.03%	0.07%
Non-performing assets as a percent of total assets	0.72	0.83	0.03	0.03	0.05
Allowance for loan losses as a percent of total loans receivable	1.07	1.18	0.97	0.93	0.99
Net charge-offs to average loans receivable	0.43	0.01	--	0.07	0.01
Allowance for loan losses as a percent of non-performing loans	184.54	123.65	2,501.99	3,143.75	1,254.45
Bank Capital Ratios(4):
Tangible capital ratio	11.36%	11.06%	11.81%	11.81%	12.74%
Core capital ratio	11.36	11.06	11.81	11.81	12.74
Total capital ratio	17.84	17.39	17.77	18.85	21.35

Other Data:
Offices (branch and home)	7	7	7	6	5
Employees (full-time)	54	60	55	58	46
__________________
(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Our profitability depends primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, investment securities, and interest-earning deposits in other institutions, and interest expense on interest-bearing deposits and borrowings from the Federal Home Loan Bank of Dallas. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. Our profitability also depends, to a lesser extent, on non-interest income, provision for loan losses, non-interest expenses, and federal income taxes. Home Federal Bancorp, Inc. of Louisiana had net income of $3.6 million in fiscal 2018 compared to net income of $3.7 million in fiscal 2017.

Our business consists primarily of originating single-family real estate loans secured by property in our market area and to a lesser extent, commercial real estate loans, commercial business loans, and real estate secured lines of credit which typically have higher rates and shorter terms than single-family loans. Although our loans are primarily funded by certificates of deposit, which typically have a higher interest rate than passbook accounts, it is our policy to require commercial customers to have a deposit relationship with us, which primarily consist of NOW accounts.  Due to the continued low interest rate environment, we have sold a substantial amount of our fixed rate single-family residential loan originations in recent periods. We have also sold investment securities available-for-sale to realize gains in the portfolio. Because of a decrease in our average rate of return and volume increase of interest earning assets, our net interest margin decreased from 3.85% to 3.80% during fiscal 2018 compared to 2017, and our net interest income increased to $14.9 million for fiscal 2018 as compared to $14.1 million for fiscal 2017. We expect to continue to emphasize consumer and commercial lending in the future in order to improve the yield on our portfolio.

               Home Federal Bancorp's operations and profitability are subject to changes in interest rates, applicable statutes and regulations, and general economic conditions, as well as other factors beyond our control.

Business Strategy

Our business strategy is focused on operating a growing and profitable community-oriented financial institution. Our current business strategy includes:

●
Continuing to Grow and Diversify Our Loan Portfolio. We intend to grow and continue to diversify of loan portfolio by, among other things, emphasizing the origination of commercial real estate and business loans.  At June 30, 2018, our commercial real estate loans amounted to $74.4 million, or 23.17% of the total loan portfolio. Our commercial business loans amounted to $35.5 million, or 11.04% of the total loan portfolio. Commercial real estate, commercial business, construction and development, and consumer loans all typically have higher yields and are more interest sensitive than long-term single-family residential mortgage loans.

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

●
Managing Our Expenses.  We have incurred significant additional expenses related to personnel and infrastructure in recent periods as we implemented our business strategy. Our total non-interest expense decreased $626,000 , or 5.4%, in fiscal 2018 compared to 2017. Our efficiency ratio for 2018 was 61.7% compared to 64.9% for fiscal 2017.

●
Enhancing Core Earnings.  We expect to continue to emphasize commercial real estate and business loans, which generally bear interest rates higher than residential real estate loans, and sell a substantial part of our fixed rate residential mortgage loan originations.

●
Expanding Our Franchise in our Market Area and Contiguous Communities.  We intend to continue to pursue opportunities to expand our market area by opening additional de novo banking offices and possibly through acquisitions of other financial institutions and banking related businesses. We expect to focus on contiguous areas to our current locations in Caddo and Bossier Parishes.  We anticipate opening our seventh branch office in February 2019 located in the South Highlands neighborhood in Shreveport.

●
Maintain Our Asset Quality.  At June 30, 2018, our non-performing assets totaled $3.0 million, or 0.72% of total assets. We had one parcel of real estate owned and two one-four family residences in other real estate owned with a carrying value of $1.2 million at June 30, 2018. We intend to continue to stress maintaining high asset quality, even as we continue to grow our institution and diversity our loan portfolio.

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

Allowance for Loan Losses.  We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. The allowance for loan losses represents management's estimate for probable losses that are inherent in our loan portfolio but which have not yet been realized as of the date of our consolidated balance sheet. It is established through a provision for loan losses charged to earnings. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will cover known and inherent losses in the loan portfolio based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impacted loans, value of collateral, estimated losses on our commercial and residential loan portfolios, and general amounts for historical loss experience. All of these estimates may be susceptible to significant changes as more information becomes available.

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

Changes in Financial Condition

Home Federal Bancorp's total assets decreased $5.0 million, or 1.2%, to $421.6 million at June 30, 2018 compared to $426.6 million at June 30, 2017. This decrease was primarily due to decreases in investment securities of $7.1 million, loans held for sale of $6.9 million and deferred tax asset of $499,000.   These decreases were partially offset by an increase in loans receivable of $4.7 million, cash and cash equivalents of $4.0 million, real estate owned of 637,000, bank owned life insurance of $140,000, accrued interest receivable of $52,000 and premises and equipment of $24,000.

Loans receivable, net increased $4.7 million, or 1.5%, from $312.8 million at June 30, 2017 to $317.5 million at June 30, 2018. The increase in loans receivable, net was attributable primarily to increases in commercial business loans of $1.0 million, multi-family residential of $16.8 million and construction loans of $2.4 million, partially offset by a decrease of $4.1 million in one-to-four family residential loans, commercial real estate loans of $3.5 million, land loans of $4.6 million and equity lines of credit of $3.6 million at June 30, 2018, compared to the prior year period. At June 30, 2018, the balance of purchased loans approximated $5.8 million, which consisted solely of one-to-four family residential loans purchased from a mortgage originator headquartered in Arkansas. We have not purchased any loans since fiscal 2008. In recent years, there have been significant loan prepayments due to the heavy volume of loan refinancing, however, the rate of prepayments has been slowing. With interest rates continuing at historical lows, management is reluctant to invest in long-term, fixed rate mortgage loans for the portfolio and instead sells the majority of the long-term, fixed rate mortgage loan production.

                In recent periods we diversified the loan products we offer and increased our efforts to originate higher yielding commercial real estate loans and lines of credit and commercial business loans which were deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans. As of June 30, 2018, Home Federal Bank had $74.4  million of commercial real estate loans, 23.17% of the total loan portfolio, and $35.5 million of commercial business loans, 11.04% of the total loan portfolio. Although commercial loans are generally considered to have greater credit risk than other certain types of loans, we attempt to mitigate such risk by originating such loans in our market area to known borrowers.

Securities available-for-sale decreased $7.6 million, or 20.6%, from $36.9 million at June 30, 2017 to $29.3 million at June 30, 2018. This decrease resulted primarily from normal principal pay downs on mortgage backed securities.

             Securities held-to-maturity increased $531,000, from $28.4 million at June 30, 2017 to $28.9 million at June 30, 2018.  This increase was primarily due to the purchase of $3.9 million of mortgage backed securities, partially offset by normal principal pay downs of $3.4 million on these securities.  We chose to place these securities in held-to-maturity as part of our interest rate risk management strategy.

Cash and cash equivalents increased $4.0 million, or 33.3%, from $11.9 million at June 30, 2017 to $15.9 million at June 30, 2018. The net increase in cash and cash equivalents was primarily attributable to a $3.0 million increase in federal funds sold.

Total liabilities decreased $5.8 million, or 1.5%, from $380.4 million at June 30, 2017 to $374.6 million at June 30, 2018 due primarily to a decrease of $37.3 million, or 76.2%, in advances from the Federal Home Loan Bank.  These decreases were partially offset by an increase of $31.2 million, or 9.5% in deposits at June 30, 2018 as compared to June 30, 2017.  The increase in deposits was primarily due to a $27.8 million, or 65.4%, increase in money market deposits from $42.4 million at June 30, 2017 to $70.2 million at June 30, 2018, non-interest bearing accounts increased $3.6 million, or 6.6% from $54.4 million at June 30, 2017 to $58.0 million at June 30, 2018, savings accounts increased $1.2 million or 3.4%, from $35.0 million at June 30, 2017 to $36.2 million at June 30, 2018, and now accounts increased $76,000, or 0.2%, from $34.5 million at June 30, 2017 to $34.6 million at June 30, 2018.  These increases were partially offset by a decrease of $1.4 million, or 0.8%, in certificate of deposit accounts from $162.6 million at June 30, 2017 to $161.3 million at June 30, 2018.  At June 30, 2018, the Company had $8.7 million in brokered deposits compared to $11.5 million at June 30, 2017. The decrease in brokered deposits is due to brokered deposits that had matured during the year ended June 30, 2018. The brokered certificates of deposit which have maturity dates greater than twelve months are callable by Home Federal Bank after twelve months pursuant to early redemption provisions.

Stockholders' equity increased $791,000, or 1.7%, to $47.0 million at June 30, 2018 from $46.2 million at June 30, 2017.  Increases to stockholders' equity consisted of net income of $3.6 million, the vesting of restricted stock awards, stock options, and the release of employee stock ownership plan shares totaling $627,000, adjustment to retained earnings related to the tax rate change totaling $116,000 and proceeds from the issuance of common stock from the exercise of stock options of $53,000. These increases were partially offset by the acquisition of Company stock in the amount of $2.0 million, dividends paid totaling $924,000, and a decrease in the Company's accumulated other comprehensive income of $694,000 . The change in accumulated other comprehensive income was primarily due to the change in net unrealized gain or loss on securities available-for-sale. The net unrealized gain or loss on securities available-for-sale is affected by interest rate fluctuations. Generally, an increase in interest rates will have an adverse impact, while a decrease in interest rates will have a positive impact.

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

	June 30,
	2018			2017
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$59,948	$1,176	1.96%	$61,778	$1,093	1.77%
Loans receivable(1)	323,692	17,106	5.28	299,002	15,763	5.27
Interest-earning deposits	9,289	141	1.52	5,137	36	0.70
Total interest-earning assets	392,929	18,423	4.69%	365,917	16,892	4.62%
Non-interest-earning assets	26,069			34,441
Total assets	$418,998			$400,358
Interest-bearing liabilities:
Savings accounts	36,323	194	0.53%	33,252	160	0.48%
NOW accounts	34,892	165	0.47	36,729	189	0.51
Money market accounts	51,571	293	0.57	45,708	147	0.32
Certificate accounts	165,141	2,394	1.45	144,132	1,860	1.29
Total deposits	287,927	3,046	1.06	259,821	2,356	0.91
FHLB advances and other borrowings	27,331	449	1.64	46,622	447	0.96
Total interest-bearing liabilities	315,258	3,495	1.11%	306,443	2,803	0.91%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	55,960			48,025
Other liabilities	1,006			1,046
Total liabilities	372,224			355,514
Total stockholders' equity(2)	46,774			44,844

Total liabilities and equity	$418,998			$400,358

Net interest-earning assets	$77,671			$59,474

Net interest income; average interest rate spread(3)		$14,928	3.58%		$14,089	3.71%

Net interest margin(4)			3.80%			3.85%

Average interest-earning assets to average interest-bearing liabilities			124.64%			119.41%
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

	2018 vs. 2017			2017 vs. 2016
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(In thousands)
Interest income:
Investment securities	$115	$(32)	$83	$(28)	$347	$319
Loans receivable, net	42	1,301	1,343	(124)	1,259	1,135
Interest-earning deposits	76	29	105	17	(37)	(20)

Total interest-earning assets	233	1,298	1,531	(135)	1,569	1,434

Interest expense:
Savings accounts	(49)	15	(34)	32	36	68
NOW accounts	33	(9)	24	(85)	(9)	(94)
Money market accounts	(166)	19	(147)	5	(7)	(2)
Certificate accounts	(804)	271	(533)	--	55	55

Total deposits	(986)	296	(690)	(48)	75	27
FHLB advances and other borrowings	188	(190)	(2)	14	152	166
Total interest-bearing liabilities	(798)	106	(692)	(34)	227	193

Increase (Decrease) in net interest income	$(565)	$1,404	$839	$(101)	$1,342	$1,241

Comparison of Operating Results for the Years Ended June 30, 2018 and 2017

General.  Net income amounted to $3.6 million for the year ended June 30, 2018, reflecting a decrease of $84,000 compared to net income of $3.7 million for the year ended June 30, 2017. This decrease in net income for the year ended June 30, 2018 as compared to the same period in the prior year reflected in part the effect of the one-time non-cash charge related to the re-measurement of the Company's deferred tax assets arising from the lower U.S. corporate tax rate provided for by the Tax Cuts and Jobs Act (the "Tax Act) enacted in December 2017.  The non-recurring deferred tax adjustment was $642,000 for the year ended June 30, 2018 representing $0.35 diluted earnings per share.

Net Interest Income.  Net interest income amounted to $14.9 million for fiscal year 2018, an increase of $839,000, or 6.0%, compared to $14.1 million for fiscal year 2017. The increase was due primarily to an increase of $1.5 million in total interest income, partially offset by a $692,000 increase in interest expense.

The average interest rate spread decreased from 3.71% for fiscal 2017 to 3.58% for fiscal 2018, while the average balance of interest-earning assets increased from $365.9 million to $392.9 million during the same periods. The percentage of average interest-earning assets to average interest-bearing liabilities increased to 124.64% for fiscal 2018 compared to 119.41% for fiscal 2017. The decreases in the average interest rate spread and net interest margin were attributable primarily to an increase of 20 basis points in average rate on interest bearing liabilities for the year ended June 30, 2018 compared to the prior year.  The average rate paid on certificates of deposit increased from 1.29% for fiscal 2017 to 1.45% for fiscal 2018. Net interest margin decreased to 3.80% for fiscal 2018 compared to 3.85% for fiscal 2017.

               Interest income increased $1.5 million, or 9.1%, to $18.4 million for fiscal 2018 compared to $16.9 million for fiscal 2017, primarily due to an increase in interest income from loans of $1.3 million for fiscal 2018 compared to 2017.  The aggregate interest income from investment and mortgage-backed securities increased $83,000 for the same period. An increase in average yield on interest-earning assets primarily resulted from an increase in the average yields on interest earning deposits and investment securities during the period. The increase in the average balance of loans receivable was primarily due to new loans originated by our commercial lending division.  The average yield of the loan portfolio increased slightly by one basis point during fiscal 2018.

Interest expense increased $692,000, or 24.7%, to $3.5 million for fiscal 2018 compared to $2.8 million for fiscal 2017, primarily as a result of increases in the average balance of interest-bearing deposits and increases in average rates paid on these deposits.  Interest paid on deposits and borrowings both increased during fiscal 2018.

Provision for Loan Losses.  The allowance for loan losses is established through a provision for loan losses charged to earnings as losses are estimated to have occurred in our loan portfolio. Loan losses are charged against the allowance when management believes the collectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

A provision of $1.1 million was made to the allowance during fiscal 2018, compared to a provision of $900,000 in fiscal 2017.  The increase in the provision for loan losses was primarily due to increased loan balances. At June 30, 2018, we had $3.0 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $3.5 million of non-performing assets at June 30, 2017, consisting of nine single-family residential loans, three line of credit loans, one commercial business loan, one residential lot other real estate owned, and two single-family residential loans in real estate owned at June 30, 2018, compared to four single family residential loans, one line of credit loan, fifteen commercial business loans, and one residential lot in other real estate owned at June 30, 2017.  At June 30, 2018, we had eight single family residential loans, two line of credit loans, one commercial business loan, and five loans to one borrower consisting of two commercial real estate loans, two non-real estate commercial loans, and one single-family residential loan classified as substandard compared to four single family residential loans, one line of credit loan, one commercial real estate loan, and fifteen commercial business loans to two borrowers at June 30, 2017 classified as substandard. There were no loans classified as doubtful at June 30, 2018 or 2017.  During the quarter ended December 31, 2016, we became aware that one of two related borrowers of the fifteen commercial business loans in the aggregate amount of $2.8 million that were classified as substandard filed for Chapter 11 (reorganization) bankruptcy protection during that period.  We received principal payments in March 2017 for $272,000 and May 2017 for $10,000 and monthly payments of $15,000 from July 2017 through January 2018 totaling $105,000.  We also received $938,000 from the proceeds of the sale of equipment in May and June of 2018 reducing our exposure to one outstanding loan with a balance of $416,000. This loan continues to be classified as substandard and was on non-accrual at June 30, 2018.  We are continuing to monitor this credit and presently believe that our allowance for loan losses at June 30, 2018 is adequate.  No additional losses are currently anticipated with respect to these loans.

                Non-Interest Income.  Non-interest income amounted to $3.0 million for the year ended June 30, 2018, a decrease of $905,000, or 23.2%, compared to non-interest income of $3.9 million for the year ended June 30, 2017. The  $905,000 decrease in non-interest income for the year ended June 30, 2018, compared to the prior year, was primarily due to decreases of $1.0 million in gain on sale of loans, $165,000 in gain on sale of real estate, and $5,000 in income from bank owned life insurance, partially offset by a $124,000 increase in service charges on deposit accounts, a $94,000 increase in gain on sale of securities and a $55,000 increase in other income.

Non-Interest Expense.  Non-interest expense decreased $626,000, or 5.4%, in fiscal 2018, largely due to decreases in compensation and benefits of $654,000, advertising expense of $238,000, loan collection expense of $58,000, and deposit insurance premiums of $17,000. Non-interest expense decreases were partially offset by increases of $117,000 in other non-interest expenses, $93,000 in occupancy and equipment, $62,000 in legal fees, $51,000 in data processing, $9,000 in audit and examination fees and $9,000 in franchise and bank share taxes

Provision for Income Tax Expense.  The provision for income taxes amounted to $2.3 million and $1.8 million for the fiscal years ended June 30, 2018 and 2017, respectively. Our effective tax rate was 38.7% for fiscal 2018 and 32.5% for fiscal 2017.

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

Although long-term, fixed-rate mortgage loans made up a significant portion of our interest-earning assets at June 30, 2018, we sold a substantial amount of our one-to-four family residential loans we originated and maintained a significant portfolio of available-for-sale securities during the past few years in order to better position the Company for a rising interest rate environment in the long term.  At June 30, 2018 and 2017, securities available-for-sale amounted to $29.3 million and $36.9 million, respectively, or 7.0% and 8.7%, respectively, of total assets at such dates.

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

Net Portfolio Value.  Our interest rate sensitivity is monitored by management through the use of a model which internally generates estimates of the change in our net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of June 30, 2018:

Change in Interest Rates in	Net Portfolio Value			NPV as % of Portfolio Value of Assets
Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
300	$50,212	$(2,127)	(4.06)%	12.93%	0.21%
200	52,842	503	0.95	13.37	0.65
100	53,012	673	1.29	13.09	0.37
Static	52,339	--	--	12.72	--
(100)	51,126	(1,213)	(2.31)	12.16	(0.56)
(200)	48,828	(3,511)	(6.71)	11.42	(1.30)

              Qualitative Analysis.  Our ability to maintain a positive "spread" between the interest earned on assets and the interest paid on deposits and borrowings is affected by changes in interest rates. Our fixed-rate loans generally are profitable, if interest rates are stable or declining since these loans have yields that exceed our cost of funds. If interest rates increase, however, we would have to pay more on our deposits and new borrowings, which would adversely affect our interest rate spread. In order to counter the potential effects of dramatic increases in market rates of interest, we have underwritten our mortgage loans to allow for their sale in the secondary market. Total loan originations amounted to $280.1 million for fiscal 2018 and $304.7 million for fiscal 2017, while loans sold amounted to $82.0 million and $111.2 million during the same respective periods. We have invested excess funds from loan payments and prepayments and loan sales in investment securities classified as available-for-sale. As a result, Home Federal Bancorp is not as susceptible to rising interest rates as it would be if its interest-earning assets were primarily comprised of long-term fixed rate mortgage loans. With respect to its floating or adjustable rate loans, Home Federal Bancorp writes interest rate floors and caps into such loan documents. Interest rate floors limit our interest rate risk by limiting potential decreases in the interest yield on an adjustable rate loan to a certain level. As a result, we receive a minimum yield even if rates decline farther, and the interest rate on the particular loan would otherwise adjust to a lower amount. Conversely, interest rate ceilings limit the amount by which the yield on an adjustable rate loan may increase to no more than six percentage points over the rate at the time of origination. Finally, we intend to place a greater emphasis on shorter-term consumer loans and commercial business loans in the future.

Liquidity and Capital Resources

Home Federal Bancorp maintains levels of liquid assets deemed adequate by management. Our liquidity ratio averaged 18.73 % for the quarter ended June 30, 2018. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings, and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Our deposit accounts with the Federal Home Loan Bank of Dallas amounted to $1.1 million and $432,000 at June 30, 2018 and 2017, respectively.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents. Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts. If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Dallas, which provide an additional source of funds. At June 30, 2018, we had $11.6 million in advances from the Federal Home Loan Bank of Dallas and had $157.2 million in additional borrowing capacity.  Additionally, at June 30, 2018, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank, whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $15.5 million. There were no amounts purchased under this agreement as of June 30, 2018.  In addition, Home Federal Bancorp had available a $3.0 million line of credit agreement at June 30, 2018 with First National Bankers Bank.  At June 30, 2018 there was a $300,000 balance in the credit line.

At June 30, 2018, the Company had outstanding loan commitments of $43.5 million to originate loans and commitments under unused lines of credit of $11.1  million. At June 30, 2018, certificates of deposit scheduled to mature in one year or less totaled $71.9 million, or 44.6 % of total certificates of deposit. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment. We intend to utilize our high levels of liquidity to fund our lending activities. If additional funds are required to fund lending activities, we intend to sell our securities classified as available-for-sale, as needed.

               At June 30, 2018, Home Federal Bank exceeded each of its capital requirements with tangible equity, common equity Tier 1, core, and total risk-based capital ratios of 11.36%, 16.65%, 11.36%, and 17.84%, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules, and have not had any such arrangements during the two years ended June 30, 2018. See Notes 9 and 14 to the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Home Federal Bancorp, Inc.
   of Louisiana and Subsidiary
Shreveport, Louisiana

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Home Federal Bancorp, Inc. of Louisiana (the "Company") as of June 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income, change in stockholders' equity and cash flows for each of the two years in the period ended June 30, 2018, and the related notes (Collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversite Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

A Professional Accounting Corporation

We have served as the Company's auditor since 2004

Metairie, Louisiana
September 25, 2018

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Balance Sheets
June 30, 2018 and 2017

	June 30,
	2018	2017
	(In Thousands)
ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $11,974 and $8,212 for 2018 and 2017, Respectively)	$15,867	$11,905
Securities Available-for-Sale	29,324	36,935
Securities Held-to-Maturity (fair value of $27,818 and $27,989, Respectively)	28,888	28,357
Loans Held-for-Sale	6,762	13,631
Loans Receivable, Net of Allowance for Loan Losses of $3,425 and $3,729 for 2018 and 2017, Respectively	317,493	312,772
Accrued Interest Receivable	1,146	1,094
Premises and Equipment, Net	12,243	12,219
Bank Owned Life Insurance	6,808	6,668
Deferred Tax Asset	1,102	1,601
Foreclosed Assets	1,177	540
Other Assets	840	884

Total Assets	$421,650	$426,606

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$360,260	$329,045
Advances from Borrowers for Taxes and Insurance	725	698
Short-term Federal Home Loan Bank advances	5,282	37,000
Long-term Federal Home Loan Bank advances	6,355	11,907
Other Borrowings	300	--
Other Accrued Expenses and Liabilities	1,691	1,710

Total Liabilities	374,613	380,360

STOCKHOLDERS' EQUITY
Preferred Stock – $.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	--	--
Common Stock – $.01 Par Value; 40,000,000 Shares Authorized; 1,894,081 and 1,953,066 Shares Issued and Outstanding at June 30, 2018 and 2017, Respectively	23	23
Additional Paid-in Capital	35,057	34,516
Unearned ESOP Stock	(1,100)	(1,215)
Unearned RRP Trust Stock	(22)	(46)
Retained Earnings	14,125	13,320
Accumulated Other Comprehensive Loss	(1,046)	(352)

Total Stockholders' Equity	47,037	46,246

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$421,650	$426,606

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Operations
For the Years Ended June 30, 2018 and 2017

	For the Years Ended June 30,
	2018	2017
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, Including Fees	$17,106	$15,763
Mortgage-Backed Securities	1,129	1,059
Investment Securities	47	34
Other Interest-Earning Assets	141	36

Total Interest Income	18,423	16,892

INTEREST EXPENSE
Deposits	3,046	2,356
Federal Home Loan Bank Borrowings	445	433
Other Borrowings	4	14

Total Interest Expense	3,495	2,803
Net Interest Income	14,928	14,089

PROVISION FOR LOAN LOSSES	1,050	900

Net Interest Income after Provision for Loan Losses	13,878	13,189

NON-INTEREST INCOME
Gain on Sale of Loans	1,767	2,775
(Loss) Gain on Sale of Real Estate and Fixed Assets	(1)	164
Gain on Sale of Securities	94	--
Income on Bank Owned Life Insurance	140	145
Service Charges on Deposit Accounts	883	759
Other Income	105	50

Total Non-Interest Income	2,988	3,893

NON-INTEREST EXPENSE
Compensation and Benefits	6,500	7,154
Occupancy and Equipment	1,345	1,252
Franchise and Bank Shares Tax	392	383
Advertising	185	423
Data Processing	662	611
Audit and Examination Fees	254	245
Legal Fees	557	495
Loan and Collection Expense	269	327
Deposit Insurance Premiums	125	142
Other Expenses	757	640

Total Non-Interest Expense	11,046	11,672

Income Before Income Taxes	5,820	5,410

PROVISION FOR INCOME TAX EXPENSE	2,252	1,758

Net Income	$3,568	$3,652

EARNINGS PER SHARE:
Basic	$1.98	$2.01
Diluted	$1.87	$1.91

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
For the Years Ended June 30, 2018 and 2017

	For the Years Ended June 30,
	2018	2017
	(In Thousands)
Net Income	$3,568	$3,652

Other Comprehensive Loss, Net of Tax
Unrealized Holding Loss Arising During the Period	(694)	(436)

Total Comprehensive Income	$2,874	$3,216

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended June 30, 2018 and 2017

	Common Stock	Additional Paid-In Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
			(In Thousands)
BALANCE – June 30, 2016	$23	$33,863	$(1,331)	$(265)	$11,018	$84	$43,392
Share Awards Earned	--	154	--	--	--	--	154
ESOP Compensation Earned	--	182	116	--	--	--	298
Stock Options Exercised	--	61	--	--	--	--	61
Distribution of RRP Trust Stock	--	9	--	219	--	--	228
Dividends Paid	--	--	--	--	(705)	--	(705)
Stock Options Vested	--	247	--	--	--	--	247
Company Stock Purchased	--	--	--	--	(645)	--	(645)
Net Income	--	--	--	--	3,652	--	3,652
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	--	--	--	--	--	(436)	(436)
BALANCE - June 30, 2017	$23	$34,516	$(1,215)	$(46)	$13,320	$(352)	$46,246

Share Awards Earned	--	134	--	--	--	--	134
ESOP Compensation Earned	--	214	115	--	--	--	329
Stock Options Exercised	--	53	--	--	--	--	53
Distribution of RRP Trust Stock	--	4	--	24	--	--	28
Dividends Paid	--	--	--	--	(924)	--	(924)
Stock Options Vested	--	136	--	--	--	--	136
Company Stock Purchased	--	--	--	--	(1,955)	--	(1,955)
Net Income	--	--	--	--	3,568	--	3,568
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	--	--	--	--	116	(694)	(578)
BALANCE - June 30, 2018	$23	$35,057	$(1,100)	$(22)	$14,125	$(1,046)	$47,037

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Years Ended June 30, 2018 and 2017

	For the Years Ended June 30,
	2018	2017
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,568	$3,652
Adjustments to Reconcile Net Income to Net
Cash Provided By Operating Activities
Gain on Sale of Loans	(1,767)	(2,775)
Gain on Sale of Securities	(94)	--
Net Amortization and Accretion on Securities	165	36
Amortization of Deferred Loan Fees	(162)	(77)
Provision for Loan Losses	1,050	900
Real Estate Owned Valuation Adjustment	60	--
Depreciation of Premises and Equipment	503	505
Gain on Sale of Real Estate and Fixed Assets	1	(164)
ESOP Compensation Expense	329	298
Deferred Income Tax Benefit	499	(393)
Stock Option Expense	136	247
Recognition and Retention Plan Expense	28	147
Increase in Cash Surrender Value on Bank Owned Life Insurance	(140)	(145)
Bad Debt Recovery	25	14
Share Awards Expense	134	152
Changes in Assets and Liabilities:
Origination and Purchase of Loans Held-for-Sale	(74,961)	(112,883)
Sale and Principal Repayments on Loans Held-for-Sale	83,757	113,946
Accrued Interest Receivable	(52)	(71)
Other Operating Assets	44	(101)
Other Operating Liabilities	(19)	87

Net Cash Provided By Operating Activities	13,104	3,375

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Principal Collections, Net	(6,676)	(22,866)
Deferred Loan Fees Collected	228	110
Acquisition of Premises and Equipment	(516)	(671)
Improvements to Real Estate Owned Prior to Disposition	(63)	(90)
Activity in Available-for-Sale Securities:
Principal Payments on Mortgage-Backed Securities	8,165	12,564
Sale of Securities	3,555	--
Purchases of Securities	(7,717)	--
Activity in Held-to-Maturity Securities:
Principal Payments on Mortgage-Backed Securities	3,437	1,654
Purchases of Securities	(1,174)	(27,684)

Net Cash Used in Investing Activities	(761)	(36,983)

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Cash Flows (Continued)
For the Years Ended June 30, 2018 and 2017

	For the Years Ended June 30,
	2018	2017
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$31,250	$41,223
Proceeds from Advances from Federal Home Loan Bank	183,476	776,501
Repayments of Advances from Federal Home Loan Bank	(220,746)	(775,259)
Dividends Paid	(924)	(705)
Company Stock Purchased	(1,955)	(645)
Net (Increase) Decrease in Advances from Borrowers for Taxes and Insurance	27	(19)
Proceeds from Other Bank Borrowings	800	300
Repayment of Other Bank Borrowings	(500)	(700)
Proceeds from Stock Options Exercised	53	61
Recognition and Retention Plan Share Distributions	138	--

Net Cash (Used in) Provided by Financing Activities	(8,381)	40,757

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,962	7,149

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,905	4,756

CASH AND CASH EQUIVALENTS, END OF YEAR	$15,867	$11,905

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$3,485	$2,778
Income Taxes Paid	1,576	2,114
Market Value Adjustment for Loss on Securities	(790)	(660)
Loan Originations to Finance Sale of Real Estate	--	3,782

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

At June 30, 2018 and 2017, cash and cash equivalents consisted of the following:

	2018	2017
	(In Thousands)
Cash on Hand	$861	$871
Demand Deposits at Other Institutions	6,206	5,259
Federal Funds Sold	8,800	5,775

Total	$15,867	$11,905

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

The Company held no trading securities as of June 30, 2018 and 2017.

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

Loans Receivable
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

Bank Owned Life Insurance
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

Non-Direct Response Advertising
The Company expenses all advertising costs, except for direct-response advertising, as incurred.  Non-direct response advertising costs were $185,000 and $423,000 for the years ended June 30, 2018 and 2017, respectively.

In the event the Company incurs expense for material direct-response advertising, it will be amortized over the estimated benefit period.  Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits.  For the years ended June 30, 2018 and 2017, the Company did not incur any amount of direct-response advertising.

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

The components of other comprehensive income (loss) and related tax effects are as follows:

	2018	2017
	(In Thousands)
Unrealized Holding Loss on Available-for-Sale Securities	(790)	$(660)
Tax Effect	96	224

Net-of-Tax Amount	$(694)	$(436)

The components of accumulated other comprehensive income, included in stockholders' equity, are as follows:

	2018	2017
	(In Thousands)
Net Unrealized Loss on Securities Available-for-Sale	$(1,323)	$(533)
Tax Effect	277	181

Net-of-Tax Amount	$(1,046)	$(352)

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1.          Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606):  Revenue from Contracts with Customers.  The amendments in ASU 2014-09 supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance.  The general principle of ASU 2014-09 requires an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration of which the entity expects to be entitled in exchange for those goods or services.  The guidance sets forth a five step approach to be utilized for revenue recognition.  In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 making it effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  In March 2016, the FASB issued ASU 2016-08 which clarifies the implementation guidance on principal versus agent considerations in Topic 606.  In April 2016, the FASB issued ASU 2016-10 which does not change the core principle of the guidance in Topic 606.  The amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  In May 2016, the FASB issued ASU 2016-12 which does not change the core principle of the guidance in Topic 606.  In December 2016, the FASB issued ASU 2016-20 which narrows the aspects of the guidance issued in Topic 606.  The amendments in this Update affect only certain narrow aspects of Topic 606.  Management is currently assessing the impact to the Company's consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments.  The amendments in this Update supersede the guidance to classify equity securities with readily determinable fair values into different categories and require equity securities to be measured at fair value with changes in the fair value recognized through net income.  The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of impairment.  The amendments in this Update also simplify the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period.  In addition, the amendments in this Update exempt all entities that are not public business entities from disclosing fair value information for financial instruments measured at amortized cost.  In addition, for public business entities, the amendments supersede the requirement to disclose the methods and significant assumptions used in calculating the fair value of financial instruments required to be disclosed for financial instruments measured at amortized cost on the balance sheet.  The amendments in this Update require public business entities that are required to disclose fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion consistent with Topic 820, Fair Value Measurement.  In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  The amendments in this Update include items brought to the FASB Board's attention regarding ASU 2016-01.

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

In November 2017, the FASB issued ASU 2017-14, Income Statement – Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606) (SEC Update).  This  Update adds, amends, and supersedes SEC paragraphs of the ASC pursuant to Staff Accounting Bulletin No. 116 and SEC Release 33-10403.  This ASU is effective upon issuance.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  On December 22, 2017, the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Cuts and Jobs Act). The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earning for stranded tax effects resulting from the Tax Cuts and Jobs Act.  Consequently, the amendments in this Update eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financials statement users.  However, because the amendments in this Update only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected.  The amendments in this Update are affective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption of this Update is permitted, including adoption in any interim period (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance.  The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.  The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1.          Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)
In May 2018, the FASB issued ASU 2018-06, Codification Improvements to Topic 942, Financial Services – Depository and Lending.  The amendments in this Update supersede the guidance in Subtopic 942-740, Financial Services – Depository and Lending – Income Taxes, that is related to Circular 202 because that guidance has been rescinded by the Office of the Comptroller of the Currency (OCC) and is not longer relevant.  This ASU is effective upon issuance.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting.  Topic 718 improves several areas of nonemployee share-based payment accounting.  The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  Early adoption is permitted, but no earlier than an entity's adoption on Topic 606.  The Company does expect ASU 2018-07 to have a material impact on its consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2.          Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:
	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$7,601	$2	$518	$7,085
FNMA Mortgage-Backed Certificates	12,465	1	554	11,912
GNMA Mortgage-Backed Certificates	10,581	2	256	10,327

Total Debt Securities	30,647	5	1,328	29,324

Total Securities Available-for-Sale	$30,647	$5	$1,328	$29,324

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Securities	$1,160	$--	$45	$1,115
FNMA Mortgage-Backed Securities	24,882	--	1,025	23,857

Total Debt Securities	26,042	--	1,070	24,972

Equity Securities (Non-Marketable)
25,959 Shares – Federal Home Loan Bank	2,596	--	--	2,596
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,846	--	--	2,846

Total Securities Held-to-Maturity	$28,888	$--	$1,070	$27,818

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$9,140	$5	$297	$8,848
FNMA Mortgage-Backed Certificates	19,986	256	285	19,957
GNMA Mortgage-Backed Certificates	8,342	3	215	8,130

Total Debt Securities	37,468	264	797	36,935

Total Securities Available-for-Sale	$37,468	$264	$797	$36,935

Securities Held-to-Maturity

Debt Securities
FNMA Mortgage-backed Securities	$25,558	$2	$370	$25,190

Equity Securities (Non-Marketable)
25,488 Shares – Federal Home Loan Bank	2,549	--	--	2,549
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,799	--	--	2,799

Total Securities Held-to-Maturity	$28,357	$2	$370	$27,989

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2.          Securities (Continued)

The amortized cost and fair value of securities by contractual maturity at June 30, 2018, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Debt Securities
Within One Year or Less	$1	$1	$--	$--
One through Five Years	24	24	--	--
After Five through Ten Years	34	36	--	--
Over Ten Years	30,588	29,263	26,042	24,972

	30,647	29,324	26,042	24,972

Other Equity Securities	--	--	2,846	2,846

Total	$30,647	$29.324	$28,888	$27,818

Information pertaining to securities with gross unrealized losses at June 30, 2018 and 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2018
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$71	$4,709	$1,257	$24,547

Total Securities Available-for-Sale	$71	$4,709	$1,257	$24,547

	June 30, 2017
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$144	$10,278	$653	$21,719

Total Securities Available-for-Sale	$144	$10,278	$653	$21,719

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2.          Securities (Continued)

The unrealized losses on the Company's investment in mortgage-backed securities at June 30, 2018 and 2017 were caused by interest rate changes.  The contractual cash flows of these investments are guaranteed by agencies of the U.S. government.  Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company's investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2018.

At June 30, 2018 and 2017, securities with a carrying value of $1.2 million and $303,000, respectively, were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $144.5 million and $145.7 million, respectively, were pledged to secure FHLB advances.

Note 3.	Loans Receivable

Loans receivable at June 30, 2018 and 2017, are summarized as follows:

	2018	2017
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$121,257	$125,306
Commercial	74,416	77,945
Multi-Family Residential	38,079	21,281
Land	20,474	25,038
Construction	11,921	9,529
Equity and Second Mortgage	1,541	1,710
Equity Lines of Credit	17,387	20,976

Total Mortgage Loans	285,075	281,785

Commercial Loans	35,458	34,429
Consumer Loans
Loans on Savings Accounts	462	420
Other Consumer Loans	185	63

Total Consumer Other Loans	647	483
Total Loans	321,180	316,697

Less: Allowance for Loan Losses	(3,425)	(3,729)
Unamortized Loan Fees	(262)	(196)

Net Loans Receivable	$317,493	$312,772

An analysis of the allowance for loan losses follows:

	2018	2017
	(In Thousands)
Balance - Beginning of Year	$3,729	$2,845
Provision for Loan Losses	1,050	900
Recoveries	26	14
Loan Charge-Offs	(1,380)	(30)

Balance - End of Year	$3,425	$3,729

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.          Loans Receivable (Continued)

Fixed rate loans receivable, as of June 30, 2018, are scheduled to mature and adjustable rate loans are scheduled to re-price as follows (in thousands):

	Under	Over One	Over Five	Over
	One	to Five	to Ten	Ten
	Year	Years	Years	Years	Total
		(In Thousands)
Loans Secured by One-to-Four Family Residential
Fixed Rate	$7,464	$42,369	$6,691	$39,239	$95,763
Adjustable Rate	1,324	7,400	8,338	8,432	25,494
Other Loans Secured by Real Estate
Fixed Rate	18,503	55,831	26,652	6,019	107,005
Adjustable Rate	56,813	--	--	--	56,813
All Other Loans
Fixed Rate	2,616	12,699	2,361	--	17,676
Adjustable Rate	18,429	--	--	--	18,429

Total	$105,149	$118,299	$44,042	$53,690	$321,180

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

The following tables present the grading of loans, segregated by class of loans, as of June 30, 2018 and 2017:

June 30, 2018	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$120,317	$652	$996	$--	$121,257
Commercial	74,416	--	4,060	--	74,416
Multi-Family Residential	38,079	--	--	--	38,079
Land	20,474	--	--	--	20,474
Construction	11,921	--	--	--	11,921
Equity and Second Mortgage	1,541	--	--	--	1,541
Equity Lines of Credit	17,300	--	87	--	17,387
Commercial Loans	29,817	--	873	--	35,458
Consumer Loans	647	--	--	--	647

Total	$314,512	$652	$6,016	$--	$321,180

June 30, 2017	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$124,450	$303	$553	$--	$125,306
Commercial	77,690	--	255	--	77,945
Multi-Family Residential	21,281	--	--	--	21,281
Land	24,915	123	--	--	25,038
Construction	9,232	297	--	--	9,529
Equity and Second Mortgage	1,710	--	--	--	1,710
Equity Lines of Credit	20,976	--	--	--	20,976
Commercial Loans	31,916	--	2,513	--	34,429
Consumer Loans	483	--	--	--	483

Total	$312,653	$723	$3,321	$--	$316,697

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.          Loans Receivable (Continued)

Credit Quality Indicators (Continued)
An aging analysis of past due loans, segregated by class of loans, as of June 30, 2018 and 2017, is as follows:

June 30, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,481	$230	$1,954	$3,665	$117,592	$121,257	$680
Commercial	--	--	--	--	74,416	74,416	--
Multi-Family Residential	--	--	--	--	38,079	38,079	--
Land	--	--	--	--	20,474	20,474	--
Construction	--	--	--	--	11,921	11,921	--
Equity and Second Mortgage	--	--	--	--	1,541	1,541	--
Equity Lines of Credit	134	59	117	310	17,077	17,387	30
Commercial Loans	--	--	416	416	35,042	35,458	--
Consumer Loans	--	--	--	--	647	647	--

Total	$1,615	$289	$2,487	$4,391	$316,789	$321,180	$710

June 30, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,650	$350	$662	$2,662	$122,644	$125,306	$181
Commercial	8	--	--	8	77,937	77,945	--
Multi-Family Residential	--	--	--	--	21,281	21,281	--
Land	--	--	--	--	25,038	25,038	--
Construction	--	--	--	--	9,529	9,529	--
Equity and Second Mortgage	--	--	--	--	1,710	1,710	--
Equity Lines of Credit	194	--	4	198	20,778	20,976	4
Commercial Loans	--	--	2,503	2,503	31,926	34,429	--
Consumer Loans	--	--	--	--	483	483	--

Total	$1,852	$350	$3,169	$5,371	$311,326	$316,697	$185

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.          Loans Receivable (Continued)

Credit Quality Indicators (Continued)
The allowance for loan losses and recorded investment in loans for the year ended June 30, 2018 and 2017 was as follows:

	Real Estate Loans
June 30, 2018	Residential	Commercial	Multi- Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,822	$353	$73	$203	$147	$142	$979	$10	$3,729
Charge-Offs	(797)	--	--	(109)	--	(217)	(250)	(7)	(1,380)
Recoveries	5	--	--	20	--	1	--	--	26
Current Provision	136	83	183	47	16	385	200	--	1,050
Ending Balances	$1,166	$436	$256	$161	$163	$311	$929	$3	$3,425

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,166	436	256	161	163	311	929	3	3,425

Loans Receivable:
Ending Balances - Total	$121,257	$74,416	$38,079	$20,474	$11,921	$18,928	$35,458	$647	$321,180
Ending Balances:
Evaluated for Impairment:
Individually	1,648	4,060	--	--	--	87	873	--	6,668
Collectively	$119,609	$70,356	$38,079	$20,474	$11,921	$18,841	$34,585	$647	$314,512

	Real Estate Loans
June 30, 2017	Residential	Commercial	Multi-Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,517	$321	$111	$201	$126	$117	$444	$8	$2,845
Charge-Offs	--	--	--	(16)	--	(14)	--	--	(30)
Recoveries	14	--	--	--	--	--	--	--	14
Current Provision	291	32	(38)	18	21	39	535	2	900
Ending Balances	$1,822	$353	$73	$203	$147	$142	$979	$10	$3,729

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,822	353	73	203	147	142	979	10	3,729

Loans Receivable:
Ending Balances - Total	$125,306	$77,945	$21,281	$25,038	$9,529	$22,686	$34,429	$483	$316,697
Ending Balances:
Evaluated for Impairment:
Individually	856	255	--	123	297	--	2,513	--	4,044
Collectively	$124,450	$77,690	$21,281	$24,915	$9,232	$22,686	$31,916	$483	$312,653

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.          Loans Receivable (Continued)

Credit Quality Indicators (Continued)
The following table's present loans individually evaluated for impairment, segregated by class of loans, as of June 30, 2018 and 2017:

June 30, 2018	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,648	$1,648	$--	$1,648	$--	$1,687
Commercial	4,060	4,060	--	4,060	--	4,186
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	87	87	--	87	--	87
Commercial Loans	873	873	--	873	--	877
Consumer Loans	--	--	--	--	--	--

Total	$6,668	$6,668	$--	$6,668	$--	$6,837

June 30, 2017	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$856	$856	$--	$856	$--	$861
Commercial	255	255	--	255	--	261
Multi-Family Residential	--	--	--	--	--	--
Land	123	123	--	123	--	125
Construction	297	297	--	297	--	299
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	2,513	2,513	--	2,513	--	2,649
Consumer Loans	--	--	--	--	--	--

Total	$4,044	$4,044	$--	$4,044	$--	$4,195

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

Information about the Company's TDRs is as follows (in thousands):

	June 30, 2018
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial business	$4,943	$416	$416	$5,359
1-4 Family Residential	1,943	--	--	$1,943

	June 30, 2017
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial business	$--	$1,717	$1,717	$1,717

During the year ended June 30, 2018 there were four loan relationships with a pre-modification balance of $4.7 million identified as TDRs after conversion of the loans' interest rates and payment term modifications. For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result, the loan is reviewed for specific impairment in accordance with the Company's allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of June 30, 2018, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.          Loans Receivable (Continued)

Credit Quality Indicators (Continued)
For each of the years ended June 30, 2018 and 2017, approximately $126,000 and $79,000, respectively, of interest was foregone on non-accrual loans.  Impaired loans consisted of non-accruing loans at June 30, 2018 and 2017, and TDRs at June 30, 2018 and 2017.  Impaired loans, segregated by class of loans, were as follows:

	2018	2017
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	2,586	$481
Commercial	5,359	--
Multi-Family Residential	--	--
Land	--	--
Construction	--	--
Equity and Second Mortgage	--	--
Equity Lines of Credit	87	--
Commercial Loans	416	2,503
Consumer Loans	--	--

Total	$8,448	$2,984

Note 4.	Accrued Interest Receivable

Accrued interest receivable at June 30, 2018 and 2017 consisted of the following:

	2018	2017
	(In Thousands)
Accrued Interest on:
Mortgage Loans	$554	$760
Other Loans	487	215
Investments	3	3
Mortgage-Backed Securities	102	116

Total	$1,146	$1,094

Note 5.	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	2018	2017
	(In Thousands)
Land	$3,746	$3,746
Buildings	8,614	8,494
Equipment	1,468	1,447
Construction in Progress	1,681	1,307
	15,509	14,994
Accumulated Depreciation	(3,266)	(2,775)

Total	$12,243	$12,219

Depreciation expense charged against operations for the years ended June 30, 2018 and 2017 was $503,000 and $505,000, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 6.	Deposits

Deposits at June 30, 2018 and 2017 are summarized as follows:

	Weighted	Weighted
	Average	Average
	Rate at	Rate at	2018		2017
	6/30/2018	6/30/2017	Amount	Percent	Amount	Percent
			(Dollars in Thousands)
Non-Interest Bearing	0.00%	0.00%	$58,001	16.10%	$54,420	16.54%
NOW Accounts	0.67%	0.55%	34,576	9.60	34,500	10.48
Money Market	0.84%	0.36%	70,175	19.48	42,439	12.90
Passbook Savings	0.53%	0.52%	36,241	10.06	35,050	10.65
			198,993	55.24	166,409	50.57

Certificates of Deposit	1.56%	1.37%	161,267	44.76	162,636	49.43

Total Deposits			$360,260	100.00%	$329,045	100.00%

The composition of certificates of deposit accounts by interest rate is as follows:

	2018		2017
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
0.00% to 0.99%	$15,310	9.49%	$28,293	17.40%
1.00% to 1.99%	121,572	75.39	123,037	75.65
2.00% to 2.99%	24,234	15.03	11,306	6.95
3.00% to 3.99%	151	0.09	--	--

Total Deposits	$161,267	100.00%	$162,636	100.00%

Maturities of certificates of deposit accounts at June 30, 2018 are scheduled as follows:

			Weighted
Year Ending			Average
June 30,	Amount	Percent	Rate
	(Dollars in Thousands)
2019	$71,941	44.61%	1.28%
2020	46,783	29.01	1.72
2021	18,349	11.38	1.58
2022	16,318	10.12	2.01
2023	6,787	4.21	2.09
2024	1,089	0.67	2.64
Total	$161,267	100.00%	1.56%

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 6.          Deposits (Continued)

Interest expense on deposits for the years ended June 30, 2018 and 2017 was as follows:

	2018	2017
	(In Thousands)
NOW and Money Market	$458	$335
Passbook Savings	194	160
Certificates of Deposit	2,394	1,861

Total	$3,046	$2,356

The aggregate amount of time deposits in denominations of $100,000 or more at June 30, 2018 and 2017 was $114.2 million and $113.2 million, respectively.

At June 30, 2018 and 2017, the Bank had brokered certificates of deposit totaling $8.7 million and $11.5 million, respectively. The brokered certificates of deposit are callable by the Bank after twelve months.

Note 7.          Advances from Federal Home Loan Bank of Dallas

Pursuant to collateral agreements with the Federal Home Loan Bank of Dallas (FHLB), advances are secured by a blanket floating lien on first mortgage loans.  Total interest expense recognized amounted to $445,000 and $433,000 for fiscal years 2018 and 2017, respectively.

Advances at June 30, 2018 and 2017 consisted of the following:

	Advance Total
Contract Rate	2018	2017
	(In Thousands)
0.00% to 0.99%	$--	$5,000
1.00% to 1.99%	--	42,000
2.00% to 2.99%	10,000	--
3.00% to 3.99%	--	--
4.00% to 4.99%	1,637	1,907

Total	$11,637	$48,907

Maturities of advances at June 30, 2018 are as follows (in thousands):

Year Ending
June 30,	Amount

2019	$5,282
2020	5,295
2021	193
2022	35
2023	36
Thereafter	796

Total	$11,637

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 8.          Other Borrowings

At June 30, 2018 and 2017, the Company had available a $3.0 million line of credit agreement with First National Bankers Bank with the latest line maturing September 29, 2018. The line is secured by 100 shares of the subsidiary Bank's common stock and bears interest at an initial rate of 5.0%.  At June 30, 2018, the line had an outstanding balance of $300,000.   Interest expense amounted to $4,000 and $14,000 for the years ended June 30, 2018 and 2017, respectively.

Note 9.	Commitments

Lease Commitments
The Bank leases property for two branch facilities expiring in various years through May 2021.

Future minimum rental payments resulting from the non-cancelable term of these leases are as follows (in thousands):

Year Ending
June 30,	Amount

2019	$63
2020	52
2021	48

Total	$163

Total rent expense paid under the terms of these leases for the years ended June 30, 2018 and 2017 amounted to $86,000 and $84,000, respectively.

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

The future minimum commitments for the on-line processing services are as follows (in thousands):

Year Ending
June 30,	Amount
(In Thousands)
2019	$215
Total	$215

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 9.	Commitments (Continued)

Employment Contracts
The Company and the Bank have employment contracts with certain key employees.  These contracts provide for compensation and termination benefits.  The future minimum commitments for employment contracts are as follows (in thousands):

Year Ending
June 30,	Amount
(In Thousands)
2019	$193,950
2020	193,950
2021	193,950
Total	$581,850

Letters of Credit
At June 30, 2018, the Company had secured letters of credit in the aggregate amount of $24.9 million outstanding with the Federal Home Loan Bank, and $24.8 million expiring within one year.  These letters of credit were issued to secure public body deposits.  There were no outstanding borrowings associated with these letters of credit at June 30, 2018.

Note 10.          Income Taxes

The Company and its subsidiary file consolidated federal income tax returns.  The current provision for federal and state income taxes is calculated on pretax accounting income adjusted by items considered to be permanent differences between book and taxable income.  Income tax expense for the years ended June 30, 2018 and 2017 is summarized as follows:

	2018	2017
	(In Thousands)
Current	$1,753	$2,151
Deferred	499	(393)

Total	$2,252	$1,758

The effective federal income tax rate for the years ended June 30, 2018 and 2017 was 38.7% and 32.5%, respectively.  Reconciliations of income tax expense at the statutory rate to the Company's effective rates are as follows:

	2018	2017
	(In Thousands)
Computed at Expected Statutory Rate	$2,322	$1,839
Non-Taxable Income	(46)	(50)
Other	(24)	(31)

Provision for Income Tax Expense	$2,252	$1,758

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 10.          Income Taxes (Continued)

At June 30, 2018 and 2017, temporary differences between the financial statement carrying amount and tax bases of assets that gave rise to deferred tax recognition were related to the effect of loan bad debt deduction differences for tax and book purposes, deferred stock option compensation, and supplemental employee retirement benefits.  The deferred tax expense or benefit related to securities available-for-sale has no effect on the Company's income tax provision since it is charged or credited to the Company's other comprehensive income or loss equity component.  A valuation allowance has been established to eliminate the deferred tax benefit of capital losses due to the uncertainty as to whether the tax benefits would be realized in future periods.

The net deferred income tax asset and liability consisted of the following components at June 30, 2018 and 2017:

	2018	2017
	(In Thousands)
Deferred Tax Assets
Market Value Adjustment to Available-for-Sale
Securities	$278	$181
Stock Option and SERP Compensation	199	259
Loans Receivable - Bad Debt Loss Allowance	653	1,161
Capital Losses	45	73
	1,175	1,674
Valuation Allowance	73	(73)

Net Deferred Tax Assets	$1,102	$1,601

Included in retained earnings at June 30, 2018 and 2017 is approximately $3.3 million for which no deferred Federal income tax liability has been recorded. This amount consists of the total amount of bad debt reserves deducted for income tax reporting purposes prior to January 1, 1988. Under current tax law, these pre-1988 bad debt reserves are subject to recapture into taxable income if the Bank were to (a) make certain "non-dividend distributions," which include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation or (b) cease to maintain a bank or thrift charter. The unrecorded deferred tax liability was approximately $1.1 million at June 30, 2018 and $1.6 million at June 30, 2017.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 11.          Employee Benefit Plans

Effective November 15, 2004, the Bank adopted the Home Federal Bank Employees' Savings and Profit Sharing Plan and Trust.  This plan complies with the requirements of Section 401(k) of the Internal Revenue Code.  Those eligible for this defined contribution plan must have completed twelve months of full time service and attained age 21.  For 2018, participating employees may make elective salary reduction contributions of up to $18,000 of their eligible compensation.  The Bank will contribute a basic "safe harbor" contribution of 3% of participant plan salary and will match 100% of the first 6% of plan salary elective deferrals.  The Bank is also permitted to make discretionary contributions to be allocated to participant accounts.  Pension costs, including administrative fees, attributable to the Bank's 401(k) safe harbor plan for the years ended June 30, 2018 and 2017 were $175,000 and $149,000, respectively.

During fiscal year 2011, The Company established a Survivor Benefit Plan for the benefit of selected executives.  The purpose of the plan is to provide benefits to designated beneficiaries, if a participant dies while employed by the Company.  The plan is considered an unfunded plan for tax and ERISA purposes, and all obligations arising under the plan are payable from the general assets of the Company.  At June 30, 2018 and 2017, there were no obligations requiring accrual for this plan.

The Bank adopted a Supplemental Executive Retirement Agreement on December 27, 2012 (Effective Date) for its then Chief Executive Officer, Daniel R. Herndon. The agreement provides for retirement  benefits  payable  in  equal  annual  installments  of  $75,000  for  eight  consecutive  years after Mr. Herndon's retirement. Mr. Herndon was 100% vested after December 31, 2017.  In the event of his death after a separation from service on or after December 31, 2017, and prior to receipt of eight years of Supplemental Retirement Benefits, the remainder will be payable each year to his designated beneficiary.  In the event of his death while in active service, the designated beneficiary shall receive the full Supplemental Retirement Benefit in a single lump sum payment within thirty days following the date of death.

The Bank adopted a Supplemental Executive Retirement Agreement effective as of January 1, 2013 (Effective Date) for its then Chief Financial Officer, Clyde D. Patterson. The agreement provides for supplemental retirement benefits payable in equal annual installments of $25,000 for ten consecutive years after Mr. Patterson's retirement on December 31, 2017.  Mr. Patterson was 100% vested after December 31, 2017.  In the event of his death after a separation from service on or after December 31, 2017, and prior to receipt of ten years of Supplemental Retirement Benefits, the remainder will be payable each year to his designated beneficiary. In the event of his death while in active service, the designated beneficiary shall receive the full Supplemental Retirement Benefit in a single lump sum payment within thirty days following the date of death.

The Bank adopted a Supplemental Executive Retirement Agreement on December 13, 2017 for the benefit of Mr. James R. Barlow as President and Chief Executive Officer of the Company and the Bank effective as of January 1, 2018 (Effective Date).  Under the terms of the agreement, after the target retirement date of December 31, 2033, Mr. Barlow will receive annual retirement benefits of $120,000, payable in equal annual installments over ten years.  In the event of a separation from service prior to December 31, 2033, other than as a result of death and without cause, Mr. Barlow would receive his accrued benefits through such date payable in a lump sum.  If Mr. Barlow has a separation from service either concurrently with or within two years following a change in control, he will be credited with five additional years of service following the date of his separation from service for purposes of calculating his accrued amount.  In the event of death while in active service, his designated beneficiaries would receive a lump sum payment of the full retirement benefit.  In the event of death after retirement, but before all payments have been made, any remaining benefits will be paid to the designated beneficiaries until all the annual installments have been paid.  The retirement benefits are vesting ratably at 6.25% per year for sixteen years beginning with the calendar year ending December 31, 2018.

For the years ended June 30, 2018 and 2017, the Company recorded compensation expense totaling $93,789 and $147,224, respectively, to accrue the benefits required by the Supplemental Executive Retirement Agreements.  The Bank's compensation expense under the agreements with Messrs. Herndon and Patterson was fully accrued as of December 31, 2017.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 12.	Employee Stock Ownership Plan

During fiscal 2008, the Company instituted an employee stock ownership plan.  The Home Federal Bank Employee Stock Ownership Plan (ESOP) enables all eligible employees of the Bank to share in the growth of the Company through the acquisition of stock.  Employees are generally eligible to participate in the ESOP after completion of one year of service and attaining the age of 21.

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

As compensation expense is incurred, the unearned ESOP shares account is reduced based on the original cost of the stock.  The difference between the cost and the average market price of shares released for allocation is applied to additional paid-in capital.  ESOP compensation expense for the years ended June 30, 2018 and 2017, was approximately $329,000 and $298,000, respectively.

The ESOP shares as of June 30, 2018 and 2017, were as follows:

	2018	2017
Allocated and Committed to be Released Shares, Beginning of Year	99,205	88,182
Shares Allocated and Committed to be Released During the Year	11,023	11,023
Unallocated and Unreleased Shares, as of Year End	106,665	117,688

Total ESOP Shares	216,893	216,893

Fair Value of Unreleased Shares (In Thousands)	$3,355	$3,172

Stock Price	$31.45	$26.95

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 13.          Stock-Based Compensation

Recognition and Retention Plans
On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement as an incentive to retain personnel of experience and ability in key positions. The aggregate number of shares of the Company's common stock available under the 2011 Recognition Plan totaled 77,808 shares, all of which have been awarded.

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

The cost associated with the 2011 Recognition Plan is based on share prices of $14.70 and $18.92 on January 31, 2012 and July 31, 2014, respectively, which represents the fair market price of the Company's stock on the dates on which the 2011 Recognition Plan shares were granted. The cost of the 2011 Recognition Plan is being recognized over the five year vesting period.  Compensation expense pertaining to the 2011 Recognition Plan was approximately $28,000 and $147,000, for the years ended June 30, 2018 and 2017, respectively.

A summary of the changes in restricted stock follows:

	Awarded Shares
	2018	2017
Balance - Beginning of Year	5,137	20,730
Granted	--	--
Forfeited	--	--
Earned and Issued	(1,710)	(15,593)

Balance - End of Year	3,427	5,137

Stock Option Plans
On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the 2005 Option Plan) for the benefit of directors, officers, and other employees.  The aggregate number of shares of common stock reserved for issuance under the Option Plan totaled 158,868 (as adjusted).  Both incentive stock options and non-qualified stock options may be granted under the plan.  The 2005 Stock Option Plan terminated on June 8, 2015, however the 15,099 outstanding stock options as of June 30, 2018 will remain in effect for the remainder of their original ten year terms.

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

Stock Option Plans (Continued)
On August 19, 2010 and July 31, 2014, the Company granted 21,616 options and 2,133 options, respectively, under the 2005 Option Plan that were previously forfeited (as adjusted for the conversion) at an exercise price of $10.93 and $18.92 per share, respectively.  On January 31, 2012 and July 31, 2014, 165,344 options and 29,178 options, respectively, were granted to directors and employees at an exercise price of $14.70 and $18.92 per share, respectively, under the 2011 Option Plan.  As of June 30, 2018, there were 389 stock options available for future grant under the 2011 Option Plan.

Incentive stock options and non-qualified stock options granted under the Option Plan become vested and exercisable at a rate of 20% per year over five years commencing one year from the date of the grant with an additional 20% vesting on each successive anniversary of the date the option was granted.  No vesting shall occur after an employee's employment or service as a director is terminated.  In the event of death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable.  The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of the grant.  At June 30, 2018 and 2017, compensation expense charged to operations was $118,000 and $105,000, respectively.

Stock Incentive Plan
On November 12, 2014, the shareholders of the Company approved the adoption of the Company's 2014 Stock Incentive Plan (the Stock Incentive Plan) for the benefit of employees and non-employee directors as an incentive to contribute to the success of the Company and to reward employees for outstanding performance and the attainment of targeted goals.  The Stock Incentive Plan covers a total of 150,000 shares, of which no more than 37,500 shares, or 25% of the plan, may be share awards.  The balance of the plan is reserved for stock option awards which would total 112,500 stock options assuming all the share awards are issued. All incentive stock options granted under the Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  On October 26, 2015, the Company granted a total of 34,500 plan share awards and 103,500 stock options to directors, officers, and other key employees vesting ratably over five years. The Stock Incentive Plan cost is recognized over the five year vesting period. For the year ended June 30, 2018 and 2017, the Company recognized $28,000 and $293,000, respectively, in expenses related to the Stock Incentive Plan.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 13.	Stock-Based Compensation (Continued)

Stock Options
Following is a summary of the status of the options outstanding under the Option Plan and Stock Incentive Plan during the fiscal years ended June 30, 2018 and 2017:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Shares	Price	Term	Value
Outstanding at June 30, 2017	300,150	$17.83	6.07
Granted	--	--
Exercised	(3,600)	14.70
Forfeited	(4,500)	14.70
Outstanding at June 30, 2018	292,050	17.79	5.05	$3,986,887

Options Exercisable at June 30, 2018	220,122	16.32	4.38	$3,327,981

Outstanding at June 30, 2016	304,476	$17.79	7.05
Granted	--	--
Exercised	(3,937)	14.70
Forfeited	(389)	14.70
Outstanding at June 30, 2017	300,150	$17.83	6.07	$2,735,976

Options Exercisable at June 30, 2017	202,163	$15.70	5.10	$2,272,277

The fair value of each option granted is estimated on the grant date using the Black-Scholes model.  The following assumptions were made in estimating fair value.

	2014 Stock
	Incentive Plan	2011 Option Plan
	October 26, 2015	July 31, 2014
Dividend Yield	1.39%	1.50%
Expected Term	10 years	10 years
Risk-Free Interest Rate	2.07%	2.58%
Expected Life	10 years	10 years
Expected Volatility	20.38%	9.56%

A summary of the status of the Company's nonvested options as of June 30, 2018 and changes during the year ended June 30, 2018 is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Nonvested at June 30, 2017	97,989	$22.22
Granted	-	-
Vested	(26,061)	22.02
Forfeited	-	-
Nonvested at June 30, 2018	71,928	$22.29

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 14.	Off-Balance Sheet Activities

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

No material gains or losses are anticipated as a result of these transactions.

At June 30, 2018 and 2017, the following financial instruments were outstanding:

	Contract Amount
	2018	2017
	(In Thousands)
Commitments to Grant Loans	$43,595	$45,679
Unfunded Commitments Under Lines of Credit	11,142	9,905
	$54,737	$55,584

Fixed Rate Loans (4.00% - 5.75% in 2018; 3.25% - 5.00% in 2017)	$54,737	$55,584
Variable Rate Loans (-% in 2017 and 2018)	--	--
	$54,737	$55,584

Cash Deposits
The Company periodically maintains cash balances in financial institutions that are in excess of insured amounts.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Regional Credit Concentration
A substantial portion of the Bank's lending activity is with customers located within a 100 mile radius of the Shreveport, Louisiana metropolitan area, which includes areas of northwest Louisiana, northeast Texas and southwest Arkansas.  Although concentrated within the region, the Bank has a diversified loan portfolio, which should preclude the Bank from being dependent upon the well-being of any particular economic sector to ensure collectibility of any significant portion of its debtors' loan contracts.

Other Credit Concentrations
The Bank has purchased, with recourse from the seller, a significant number of loans from third-party mortgage originators.  These loans are serviced by these entities.  At June 30, 2018 and 2017, the balance of the loans outstanding being serviced by these entities was $5.8 million and $6.6 million, respectively.

Interest Rate Floors and Caps
The Bank writes interest rate floors and caps into its variable rate mortgage loan contracts and loan servicing agreements in an attempt to manage its interest rate exposure.  Such floors and caps enable customers to transfer, modify, or reduce their interest rate risk, which, in turn, creates an off-balance sheet market risk to the Bank.  At June 30, 2018, the Bank's loan portfolio contained approximately $30.4 million of loans in which the loan contracts or servicing agreements possessed interest rate floors and caps.  Of this amount, $5.8 million consisted of purchased loans, which were originated by third-party mortgage originators.

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

An analysis of the activity in loans made to such borrowers (both direct and indirect), including lines of credit, is summarized as follows for the years ended June 30, 2018 and 2017:

	2018	2017
	(In Thousands)
Balance – Beginning of Year	$2,842	$3,772
Additions	236	299
Principal Payments	(476)	(1,229)

Balance – End of Year	$2,602	$2,842

Deposits from related parties held by the Bank at June 30, 2018 and 2017, amounted to $3.5 million and $3.0 million, respectively.

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

The Bank is required to maintain minimum capital ratios under OCC regulatory guidelines in order to ensure capital adequacy.  Management believes, as of June 30, 2018 and 2017, that the Bank met all OCC capital adequacy requirements to which it is subject.

As of June 30, 2018, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum capital ratios, which are different than those required to meet OCC capital adequacy requirements.

There are no conditions or events since that notification that management believes may have changed the Bank's category.  The Bank was also classified as well capitalized at June 30, 2018.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 16.          Regulatory Matters (Continued)

The Bank's actual and required capital amounts and ratios for OCC regulatory capital adequacy purposes are presented below as of June 30, 2018 and 2017:

				Required for Capital
		Actual		Adequacy Purposes
		Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
June 30, 2018
Core Capital	(1)	$47,981	11.36%	$12,675	3.00%
Common Equity Tier 1	(2)	47,981	16.65	12,969	4.50
Tangible Capital	(1)	47,981	11.36	6,337	1.50
Total Risk-Based Capital	(2)	51,406	17.84	23,057	8.00

June 30, 2017
Core Capital	(1)	$45,977	11.06%	$12,475	3.00%
Common Equity Tier 1	(2)	45,977	16.14	12,821	4.50
Tangible Capital	(1)	45,977	11.06	6,237	1.50
Total Risk-Based Capital	(2)	49,545	17.39	22,793	8.00

__________________________
(1) Amounts and Ratios to Adjusted Total Assets
(2) Amounts and Ratios to Total Risk-Weighted Assets

The Bank's actual and required capital amounts and ratios to be well capitalized under prompt corrective action provisions are presented below as of June 30, 2018 and 2017:

				Required to be
		Actual		Well Capitalized
		Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
June 30, 2018
Tier 1 Leverage Capital	(1)	$47,981	11.36%	$21,125	5.00%
Common Equity Tier 1	(2)	47,981	16.65	18,734	6.50
Tier 1 Risk-Based Capital	(2)	47,981	16.65	23,057	8.00
Total Risk-Based Capital	(2)	51,406	17.84	28,821	10.00

June 30, 2017
Tier 1 Leverage Capital	(1)	$45,977	11.06%	$20,790	5.00%
Common Equity Tier 1	(2)	45,977	16.14	18,519	6.50
Tier 1 Risk-Based Capital	(2)	45,977	16.14	22,793	8.00
Total Risk-Based Capital	(2)	49,545	17.39	28,492	10.00

__________________________
(1) Amounts and Ratios to Adjusted Total Assets
(2) Amounts and Ratios to Total Risk-Weighted Assets

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 16.          Regulatory Matters (Continued)

The actual and required capital amounts and ratios applicable to the Bank for the years ended June 30, 2018 and 2017 are presented in the following tables, including a reconciliation of capital under generally accepted accounting principles (GAAP) to such amounts reported for regulatory purposes:

			Minimum for Capital
	Actual		Adequacy Purposes
June 30, 2018	Ratio	Amount	Ratio	Amount
	(Dollars in Thousands)
Total Equity, and Ratio to Average Total Assets	11.10%	$46,775
Investments in and Advances to
Nonincludable Subsidiaries		(119)
Unrealized Gains on Securities Available-for-Sale		1,325
Tangible Capital, and Ratio to Adjusted Total Assets	11.36%	$47,981	1.50%	$6,337
Tier 1 (Core) Capital,
and Ratio to Adjusted Total Assets	11.36%	$47,981	3.00%	12,675
Tier 1 (Core) Capital,
and Ratio to Risk-Weighted Assets	16.65%	47,981	4.50%	12,969
Allowance for Loan Losses		3,425
Excess Allowance for Loan Losses		--
Total Risk-Based Capital, and
Ratio to Risk-Weighted Assets	17.84%	$51,406	8.00%	$23,057
Average Total Assets		$421,548
Adjusted Total Assets		$422,504
Risk-Weighted Assets		$288,208

			Minimum for Capital
	Actual		Adequacy Purposes
June 30, 2017	Ratio	Amount	Ratio	Amount
	(Dollars in Thousands)
Total Equity, and Ratio to Average Total Assets	10.96%	$45,563
Investments in and Advances to
Nonincludable Subsidiaries		(119)
Unrealized Gains on Securities Available-for-Sale		533
Tangible Capital, and Ratio to Adjusted Total Assets	11.06%	$45,977	1.50%	$6,237
Tier 1 (Core) Capital,
and Ratio to Adjusted Total Assets	11.06%	$45,977	3.00%	12,475
Tier 1 (Core) Capital,
and Ratio to Risk-Weighted Assets	16.14%	45,977	4.50%	12,821
Allowance for Loan Losses		3,728
Excess Allowance for Loan Losses		(160)
Total Risk-Based Capital, and Ratio to Risk-Weighted Assets	17.39%	$49,545	8.00%	$22,793
Average Total Assets		$415,652
Adjusted Total Assets		$415,817
Risk-Weighted Assets		$284,918

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

At June 30, 2018 and 2017, the carrying amount and estimated fair values of the Company's financial instruments were as follows:

	2018		2017
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$15,867	$15,867	$11,905	$11,905
Securities Available-for-Sale	29,324	29,324	36,935	36,935
Securities to be Held-to-Maturity	28,888	27,818	28,357	27,989
Loans Held-for-Sale	6,762	6,762	13,631	13,631
Loans Receivable	317,493	314,724	312,772	301,741

Financial Liabilities
Deposits	$360,260	$345,347	$329,045	$313,514
Advances from FHLB	11,637	11,517	48,907	48,918

Off-Balance Sheet Items
Mortgage Loan Commitments	$5,827	$5,827	$457	$457

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the year ended June 30, 2018.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 18.          Fair Value Disclosures (Continued)

Fair values of assets and liabilities measured on a recurring basis at June 30, 2018 and 2017 are as follows:

	Fair Value Measurements
June 30, 2018	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$7,085	$--	$7,085
FNMA	--	11,912	--	11,912
GNMA	--	10,327	--	10,327

Total	$--	$29,324	$--	$29,324

	Fair Value Measurements
June 30, 2017	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$8,848	$--	$8,848
FNMA	--	19,957	--	19,957
GNMA	--	8,130	--	8,130

Total	$--	$36,935	$--	$36,935

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at June 30, 2018 or 2017.

The following tables present the Company's assets and liabilities measured at fair value on a non-recurring basis at June 30, 2018 and 2017.

	Fair Value Measurements
June 30, 2018	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans, Net of Allowance	$--	$--	$1,754	$1,754
Foreclosed Assets	--	--	1,177	1,177

Total	$--	$--	$2,931	$2,931

	Fair Value Measurements
June 30, 2017	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans, Net of Allowance	$--	$--	$2,984	$2,984
Foreclosed Assets	--	--	540	540

Total	$--	$--	$3,524	$3.524

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 19.          Earnings Per Common Share

The following table presents the components of average outstanding common shares for the years ended June 30, 2018 and 2017:

	2018	2017
Average Common Shares Issued	1,918,831	1,957,859
Average Unearned ESOP Shares	(115,724)	(127,254)
Average Unearned RRP Trust Shares	(3,572)	(13,456)

Weighted Average Number of Common Shares Used in Basic EPS	1,799,535	1,817,149

Effect of Dilutive SecuritiesStock Options	111,592	92,318

Weighted Average Number of Common Shares and Dilutive Potential Common Shares Used in Dilutive EPS	1,911,127	1,909,467

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in GAAP.  For the years ended June 30, 2018 and 2017, there were outstanding options to purchase 292,050 and 300,151 shares, respectively, at a weighted average share price of $17.87 per share for 2018 and $17.83 per share for 2017.

Note 20.          Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date that the financial statements were available to be issued.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 21.          Parent Company Financial Statements

Financial information pertaining only to Home Federal Bancorp, Inc. of Louisiana as of June 30, 2018 and 2017 is as follows:

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Balance Sheets
June 30, 2018 and 2017

	June 30,
	2018	2017
	(In Thousands)
Cash and Cash Equivalents	$128	$197
Investment in Subsidiary	47,024	45,813
Other Assets	213	275

Total Assets	$47,365	$46,285

Liabilities and Stockholders' Equity
Borrowings	$300	$--
Other Liabilities	28	39
Stockholders' Equity	47,037	46,246

Total Liabilities and Stockholders' Equity	$47,365	$46,285

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Statements of Operations
For the Years Ended June 30, 2018 and 2017

	For the Years Ended June 30,
	2018	2017
	(In Thousands)
Equity in Undistributed Earnings of Subsidiary	$3,791	$3,888
Interest Income	74	80

Total Income	3,865	3,968

Operating Expenses	377	424
Interest Expense	4	14

Total Expense	381	438

Income Before Income Tax Benefit	3,484	3,530
Income Tax Benefit	(84)	(122)

Net Income	$3,568	$3,652

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 21.          Parent Company Financial Statements (Continued)

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Statements of Cash Flows
For the Years Ended June 30, 2018 and 2017

	For the Years Ended June 30,
	2018	2017
	(In Thousands)
Operating Activities
Net Income	$3,568	$3,652
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
Equity in Undistributed Earnings of Subsidiary	(3,791)	(3,888)
Decrease (Increase) in Other Assets	62	134
(Decrease) Increase in Other Liabilities	(11)	(28)

Net Cash Used in Operating Activities	(172)	(130)

Financing Activities
Distribution from Subsidiary	2,000	1,000
Proceeds from Stock Options Exercised	53	61
Proceeds of Borrowings	800	300
Repayment of Borrowings	(500)	(700)
Proceeds Received from Subsidiary on Stock Compensation Programs	629	926
Company Stock Purchased	(1,955)	(645)
Dividends Paid	(924)	(705)

Net Cash Provided by Financing Activities	103	237

(Decrease) Increase in Cash and Cash Equivalents	(69)	107
Cash and Cash Equivalents, Beginning of Year	197	90

Cash and Cash Equivalents, End of Year	$128	$197

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2018.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required herein is incorporated by reference from the sections captioned "Information with Respect to Nominees for Director, Continuing Directors, and Executive Officers" and "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management -Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2018 ("Proxy Statement").

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

Item 11. Executive Compensation

The information required herein is incorporated by reference from the section captioned "Management Compensation" in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management. The information required herein is incorporated by reference from the section captioned "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2018.

Equity Compensation Plan Information. The following table provides information as of June 30, 2018 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2005 and 2011 Stock Option Plans, 2011 Recognition and Retention Plan, and 2014 Stock Incentive Plan, all of which were approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation approved by security holders	315,577	$17.79	16,889
Equity compensation plans not approved by security holders	-	-	-

Total	315,577	$17.79	16,889

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required herein is incorporated by reference from the section captioned "Indebtedness of Management and Related Party Transactions" in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2018.

Item 14. Principal Accounting Fees and Services

The information required herein is incorporated by reference from the section captioned "Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees" in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2018.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report and are incorporated herein by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2018 and 2017
Consolidated Statements of Operations for the Years Ended June 30, 2018 and 2017
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2018 and 2017
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 2018 and 2017
Consolidated Statements of Cash Flows for the Years Ended June 30, 2018 and 2017
Notes to Consolidated Financial Statements

The following exhibits are filed as part of the Form 10-K, and this list includes the Exhibit Index:

No.	Description	Location
3.1	Articles of Incorporation of Home Federal Bancorp, Inc. of Louisiana	(1)
3.2	Bylaws of Home Federal Bancorp, Inc. of Louisiana	(1)
4.0	Form of Stock Certificate of Home Federal Bancorp, Inc. of Louisiana	(1)
10.1	Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan*	(2)
10.2	Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan*	(3)
10.3	Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement*	(3)
10.4	Amended and Restated Employment Agreement between Home Federal Bank and James R. Barlow, dated as of December 27, 2012*	(4)
10.5	Employment Agreement between Home Federal Bancorp, Inc. of Louisiana and James R. Barlow, dated as of December 27, 2012*	(4)
10.6	Supplemental Executive Retirement Agreement between Home Federal Bank and Daniel R. Herndon, dated as of December 27, 2012*	(4)
10.7	Supplemental Executive Retirement Agreement between Home Federal Bank and Clyde D. Patterson, dated as of December 27, 2012*	(4)
10.8	Letter Agreement between Home Federal Bank and Adalberto Cantu, Jr., dated as of February 6, 2013*	(5)
10.9	Letter Agreement by and among Home Federal Bank, Home Federal Bancorp, Inc. of Louisiana and Glen W. Brown accepted as of April 9, 2014*	(6)
10.10	Home Federal Bancorp. Inc. of Louisiana 2014 Stock Incentive Plan*	(7)
10.11	Home Federal Bank 2016 Loan Officer Incentive Compensation Plan*	(8)
10.12	Change in Control Agreement by and among Home Federal Bancorp, Inc. of Louisiana, Home Federal Bank and Daniel R. Herndon*	(9)
10.13	Supplemental Executive Retirement Agreement between Home Federal Bank and James R. Barlow, dated as of December 13, 2017*	(10)
23.0	Consent of LaPorte, A Professional Accounting Corporation	Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	Filed Herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed Herewith
32.0	Section 1350 Certifications	Filed Herewith
______________________

(Table continued and footnotes on following page)

No.	Description	Location
101.INS	XBRL Instance Document.	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.	Filed Herewith
__________________
*	Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference from the Company's Registration Statement on Form S-1, as amended, filed with the SEC on September 3, 2010 (File No. 333-169230).
(2)	Incorporated herein by reference from the Company's Definitive Schedule 14A filed with the SEC on June 29, 2005 (File No. 000-51117).
(3)
Incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders held on December 23, 2011 filed with the Commission on October 28, 2011 (File No. 001-35019).

(4)	Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on December 28, 2012 (File No. 001-35019).
(5)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2013 (File No. 001-35019).
(6)	Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on July 9, 2014 (File No. 001-35019).
(7)	Incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders held on November 12, 2014 (File No. 001-35019).
(8)	Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on February 11, 2016 (File No. 001-35019).
(9)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the SEC on February 9, 2018 (File No. 001-35019).
(10)	Incorporated herein by reference from the Company's Current Report on Form 8-K filed with the SEC on December 18, 2017 (File No. 001-35019).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Date: September 26, 2018	By:	/s/ James R. Barlow
James R. Barlow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Daniel R. Herndon
Daniel R. Herndon	Chairman of the Board and Special Projects Manager	September 26, 2018

/s/ James R. Barlow
James R. Barlow	Director, President and Chief Executive Officer (Principal Executive Officer)	September 26, 2018
/s/ Glen W. Brown
Glen W. Brown	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 26, 2018
/s/ Clyde D. Patterson
Clyde D. Patterson	Director	September 26, 2018

/s/ Walter T. Colquitt, III
Walter T. Colquitt, III	Director	September 26, 2018

/s/ Scott D. Lawrence
Scott D. Lawrence	Director	September 26, 2018

/s/ Mark M. Harrison
Mark M. Harrison	Director	September 26, 2018

/s/ Woodus K. Humphrey
Woodus K. Humphrey	Director	September 26, 2018

/s/ Thomas Steen Trawick, Jr.
Thomas Steen Trawick, Jr.	Director	September 26, 2018

/s/ Timothy W. Wilhite, Esq.
Timothy W. Wilhite, Esq.	Director	September 26, 2018