Form 10-Q
period 2018-09-30
Home Federal Bancorp, Inc. of Louisiana
filed 2018-11-14
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

(318) 222-1145
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Shares of common stock, par value $.01 per share, outstanding as of November 13, 2018: The registrant had 1,879,702 shares common stock outstanding.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30, 2018	June 30, 2018
	(In Thousands)
ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $9,974 and $11,974 for September 30, 2018 and June 30, 2018, Respectively)	$13,340	$15,867
Securities Available-for-Sale	31,329	29,324
Securities Held-to-Maturity (Fair Value of $26,409 and $27,818, Respectively)	27,692	28,888
Loans Held-for-Sale	4,899	6,762
Loans Receivable, Net of Allowance for Loan Losses of $3,497 and $3,425, Respectively	326,621	317,493
Accrued Interest Receivable	1,193	1,146
Premises and Equipment, Net	12,752	12,243
Bank Owned Life Insurance	6,843	6,808
Deferred Tax Asset	1,144	1,102
Foreclosed Assets	1,826	1,177
Other Assets	689	840

Total Assets	$428,328	$421,650

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$370,745	$360,260
Advances from Borrowers for Taxes and Insurance	859	725
Short-term Federal Home Loan Bank advances	286	5,282
Long-term Federal Home Loan Bank advances	6,282	6,355
Other Borrowings	--	300
Other Accrued Expenses and Liabilities	2,197	1,691

Total Liabilities	380,369	374,613

STOCKHOLDERS' EQUITY
Preferred Stock – $.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	--	--
Common Stock – $.01 Par Value; 40,000,000 Shares Authorized; 1,894,105 and 1,894,081 Shares Issued and Outstanding at September 30, 2018 and June 30, 2018, Respectively	23	23
Additional Paid-in Capital	35,246	35,057
Unearned ESOP Stock	(1,071)	(1,100)
Unearned RRP Trust Stock	2	(22)
Retained Earnings	14,880	14,125
Accumulated Other Comprehensive Income	(1,121)	(1,046)

Total Stockholders' Equity	47,959	47,037

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$428,328	$421,650

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,
	2018	2017
	(In Thousands, Except per Share Data)
INTEREST INCOME
Loans, Including Fees	$4,494	$4,284
Investment Securities	14	11
Mortgage-Backed Securities	298	260
Other Interest-Earning Assets	80	38
Total Interest Income	4,886	4,593

INTEREST EXPENSE
Deposits	929	707
Other Borrowings	1	--
Federal Home Loan Bank Borrowings	68	144
Total Interest Expense	998	851
Net Interest Income	3,888	3,742

PROVISION FOR LOAN LOSSES	250	300
Net Interest Income after Provision for Loan Losses	3,638	3,442

NON-INTEREST INCOME
Gain on Sale of Fixed Asset	3	--
Gain on Sale of Securities	--	94
Gain on Sale of Loans	392	605
Income on Bank Owned Life Insurance	35	36
Service Charges on Deposit Accounts	227	216
Other Income	13	17
Total Non-Interest Income	670	968

NON-INTEREST EXPENSE
Compensation and Benefits	1,616	1,714
Occupancy and Equipment	320	310
Data Processing	150	167
Audit and Examination Fees	54	50
Franchise and Bank Shares Tax	100	98
Advertising	58	40
Legal Fees	139	146
Loan and Collection	62	80
Deposit Insurance Premium	30	28
Valuation Adjustment Real Estate Owned	75	--
Other Expense	172	198
Total Non-Interest Expense	2,776	2,831
Income Before Income Taxes	1,532	1,579

PROVISION FOR INCOME TAX EXPENSE	314	571
Net Income	$1,218	$1,008
EARNINGS PER COMMON SHARE:
Basic	$0.68	$0.55
Diluted	$0.63	$0.53
DIVIDENDS DECLARED	$0.14	$0.12

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,
	2018	2017
	(In Thousands)
Net Income	$1,218	$1,008

Other Comprehensive Loss, Net of Tax
Unrealized Holding Loss on Securities Available-for-Sale, Net of Tax of $20 in 2018 and $45 in 2017	(75)	(86)

Total Comprehensive Income	$1,143	$922

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
				(In Thousands)
BALANCE – June 30, 2017	$23	$34,516	$(1,215)	$(46)	$13,320	$(352)	$46,246

Net Income	--	--	--	--	1,008	--	1,008

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	(86)	(86)

RRP Shares Earned	--	--	--	24	--	--	24

Stock Options Vested	--	34	--	--	--	--	34

Common Stock Issuance for Stock Option Exercises	--	13	--	--	--	--	13

ESOP Compensation Earned	--	48	29	--	--	--	77

Company Stock Purchased	--	--	--	--	(719)	--	(719)

Dividends Declared	--	--	--	--	(234)	--	(234)

BALANCE – September 30, 2017	$23	$34,611	$(1,186)	$(22)	$13,375	(438)	$46,363

BALANCE – June 30, 2018	$23	$35,057	$(1,100)	$(22)	$14,125	$(1,046)	$47,037

Net Income	--	--	--	--	1,218	--	1,218

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	(75)	(75)

RRP Shares Earned	--	--	--	24	--	--	24

Stock Options Vested	--	34	--	--	--	--	34

Common Stock Issuance for Stock Option Exercises	--	90	--	--	--	--	90

ESOP Compensation Earned	--	65	29	--	--	--	94

Company Stock Purchased	--	--	--	--	(198)	--	(198)

Dividends Declared	--	--	--	--	(265)	--	(265)

BALANCE – September 30, 2018	$23	$35,246	$(1,071)	$2	$14,880	$(1.121)	$47,959

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2018	2017
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,218	$1,008
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
Bad Debt Recovery	1	4
Net Amortization and Accretion on Securities	28	55
Gain on Sale of Loans	(392)	(605)
Gain on Sale of Securities	--	(94)
Amortization of Deferred Loan Fees	(44)	(26)
Depreciation of Premises and Equipment	121	128
ESOP Expense	94	77
Stock Option Expense	34	34
Recognition and Retention Plan Expense	7	7
Deferred Income Tax	(42)	(89)
Valuation Adjustment Real Estate Owned	75	--
Provision for Loan Losses	250	300
Increase in Cash Surrender Value on Bank Owned Life Insurance	(35)	(36)
Share Awards Expense	34	34
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(14,507)	(25,285)
Loans Held-for-Sale – Sale and Principal Repayments	16,762	31,279
Accrued Interest Receivable	(47)	(27)
Other Operating Assets	151	229
Other Operating Liabilities	506	722

Net Cash Provided by Operating Activities	4,214	7,715

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(10,001)	(8,796)
Deferred Loan Fees Collected	7	115
Acquisition of Premises and Equipment	(705)	101
Activity in Available-for-Sale Securities:
Principal Payments on Mortgage-Backed Securities	1,628	2,491
Purchases of Securities	(3,751)	--
Sale of Securities	--	3,555
Activity in Held-to-Maturity Securities:
Principal Payments on Mortgage-Backed Securities	1,204	800

Net Cash Used in Investing Activities	(11,618)	(1,734)

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
	September 30,
	2018	2017
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$10,485	$4,456
Proceeds from Federal Home Loan Bank Advances	--	17,400
Repayments of Advances from Federal Home Loan Bank	(5,069)	(31,466)
Repayments of Other Borrowings	(300)	--
Net Increase in Advances from Borrowers for Taxes and Insurance	134	211
Dividends Paid	(265)	(234)
Company Stock Purchased	(198)	(719)
Proceeds from Stock Options Exercised	90	13

Net Cash Provided by (Used in) Financing Activities	4,877	(10,339)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,527)	(4,358)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	15,867	11,905

CASH AND CASH EQUIVALENTS - END OF PERIOD	$13,340	$7,547

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$695	$807
Income Taxes Paid	--	1
Market Value Adjustment for Loss on Securities Available-for-Sale	(95)	(131)

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the "Company") and its subsidiary, Home Federal Bank ("Home Federal Bank" or the "Bank").  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 2018 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2019.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2018.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank's customers by six full-service banking offices and home office, located in Caddo and Bossier Parishes, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of September 30, 2018, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

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

The Company accounts for income taxes on the asset and liability method.  Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years.  Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.  Current taxes are measured by applying the provisions of enacted tax laws to taxable income to determine the amount of taxes receivable or payable.

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

Non-Direct Response Advertising

The Company expenses all advertising costs, except for direct-response advertising, as incurred.  Non-direct response advertising costs were $58,000 and $40,000 for the three months ended September 30, 2018 and 2017, respectively.

In the event the Company incurs expense for material direct-response advertising, it will be amortized over the estimated benefit period.  Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits.  For the three months ended September 30, 2018 and 2017, the Company did not incur any amount of direct-response advertising.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The amendments in ASU 2014-09 supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance.  The general principle of ASU 2014-09 requires an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration of which the entity expects to be entitled in exchange for those goods or services.  The guidance sets forth a five step approach to be utilized for revenue recognition.  In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 making it effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  In April 2016, the FASB issued ASU 2016-10 which does not change the core principle of the guidance in Topic 606.  The amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  In May 2016, the FASB issued ASU 2016-12 which does not change the core principle of the guidance in Topic 606. The amendments in this Update affect only certain minor aspects of Topic 606.  The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.          Summary of Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  On December 22, 2017, the U.S. Federal Government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Cuts and Jobs Act). The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  Consequently, the amendments in this Update eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users.  However, because the amendments in this Update only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected.  The amendments in this Update are affective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption of this Update is permitted, including adoption in any interim period (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance.  The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.  The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In May 2018, the FASB issued ASU 2018-06, Codification Improvements to Topic 942, Financial Services – Depository and Lending.  The amendments in this Update supersede the guidance in Subtopic 942-740, Financial Services – Depository and Lending – Income Taxes, that is related to Circular 202 because that guidance has been rescinded by the Office of the Comptroller of the Currency (OCC) and is no longer relevant.  This ASU is effective upon issuance.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.          Securities

The amortized cost and fair value of securities with gross unrealized gains and losses follows:

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$9,119	$2	$628	$8,493
FNMA Mortgage-Backed Certificates	13,546	1	483	13,064
GNMA Mortgage-Backed Certificates	10,083	1	312	9,772

Total Debt Securities	32,748	4	1,423	31,329

Total Securities Available-for-Sale	$32,748	$4	$1,423	$31,329

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$1,154	$--	$56	$1,098
FNMA Mortgage-Backed Certificates	23,678	--	1,227	22,451

Total Debt Securities	24,832	--	1,283	23,549
Equity Securities (Non-Marketable)
26,100 Shares – Federal Home Loan Bank	2,610	--	--	2,610
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,860	--	--	2,860

Total Securities Held-to-Maturity	$27,692	$--	$1,283	$26,409

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$7,601	$2	$518	$7,085
FNMA Mortgage-Backed Certificates	12,465	1	554	11,912
GNMA Mortgage-Backed Certificates	10,581	2	256	10,327

Total Debt Securities	30,647	5	1,328	29,324

Total Securities Available-for-Sale	$30,647	$5	$1,328	$29,324

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Securities	$1,160	$--	$45	$1,115
FNMA Mortgage-Backed Securities	24,882	--	1,025	23,857

Total Debt Securities	26,042	--	1,070	24,972

Equity Securities (Non-Marketable)
25,959 Shares – Federal Home Loan Bank	2,596	--	--	2,596
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,846	--	--	2,846

Total Securities Held-to-Maturity	$28,888	$--	$1,070	$27,818

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.          Securities (continued)

The amortized cost and fair value of securities by contractual maturity at September 30, 2018 follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Debt Securities
Within One Year or Less	$8	$8	$--	$--
One through Five Years	17,666	17,055	--	--
After Five through Ten Years	8,163	7,925	--	--
Over Ten Years	6,911	6,341	24,832	23,549
	32,748	31,329	24,832	23,549

Other Equity Securities	--	--	2,860	2,860

Total	$32,748	$31,329	$27,692	$26,409

Securities available-for-sale totaling $3.8 million were purchased during the three months ending September 30, 2018.

The following tables show information pertaining to gross unrealized losses on securities available-for-sale at September 30, 2018 and June 30, 2018 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	September 30, 2018
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$257	$8,368	$1,166	$22,350

Total Securities Available-for-Sale	$257	$8,368	$1,166	$22,350

	June 30, 2018
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$71	$4,709	$1,257	$24,547

Total Securities Available-for-Sale	$71	$4,709	$1,257	$24,547

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.          Securities (continued)

The unrealized losses on the Company's investment in mortgage-backed securities at September 30, 2018 and June 30, 2018 were caused by interest rate changes.  The contractual cash flows of these investments are guaranteed by agencies of the U.S. Government.  Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company's investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2018.

The Company's investment in equity securities consists primarily of FHLB stock and shares of First National Bankers Bankshares, Inc. ("FNBB").  Management monitors its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

At September 30, 2018, securities with a carrying value of $1.2 million were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $147.8 million were pledged to secure FHLB advances.

3.          Loans Receivable

Loans receivable are summarized as follows:

	September 30, 2018	June 30, 2018
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$121,280	$121,257
Commercial	80,413	74,416
Multi-Family Residential	46,230	38,079
Land	19,875	20,474
Construction	9,266	11,921
Equity and Second Mortgage	1,507	1,541
Equity Lines of Credit	16,545	17,387

Total Mortgage Loans	295,116	285,075

Commercial Loans	34,553	35,458
Consumer Loans
Loans on Savings Accounts	466	462
Other Consumer Loans	208	185

Total Consumer Loans	674	647
Total Loans	330,343	321,180

Less: Allowance for Loan Losses	(3,497)	(3,425)
Unamortized Loan Fees	(225)	(262)

Net Loans Receivable	$326,621	$317,493

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.          Loans Receivable (continued)

Following is a summary of changes in the allowance for loan losses:

	Three Months Ended September 30,
	2018	2017
	(In Thousands)
Balance - Beginning of Period	$3,425	$3,729
Provision for Loan Losses	250	300
Loan Charge-Offs	(179)	(802)
Recoveries	1	4
Balance - End of Period	$3,497	$3,231

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present the grading of loans, segregated by class of loans, as of September 30, 2018 and June 30, 2018:

September 30, 2018	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$120,481	$20	$779	$--	$121,280
Commercial	76,353	--	4,060	--	80,413
Multi-Family Residential	46,230	--	--	--	46,230
Land	16,659	3,216	--	--	19,875
Construction	9,266	--	--	--	9,266
Equity and Second Mortgage	1,507	--	--	--	1,507
Equity Lines of Credit	16,477	--	68	--	16,545
Commercial Loans	33,974	--	579	--	34,553
Consumer Loans	674	--	--	--	674

Total	$321,621	$3,236	$5,486	$--	$330,343

June 30, 2018	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$120,317	$652	$996	$--	$121,257
Commercial	74,416	--	4,060	--	74,416
Multi-Family Residential	38,079	--	--	--	38,079
Land	20,474	--	--	--	20,474
Construction	11,921	--	--	--	11,921
Equity and Second Mortgage	1,541	--	--	--	1,541
Equity Lines of Credit	17,300	--	87	--	17,387
Commercial Loans	29,817	--	873	--	35,458
Consumer Loans	647	--	--	--	647

Total	$314,512	$652	$6,016	$--	$321,180

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present an aging analysis of past due loans, segregated by class of loans, as of September 30, 2018 and June 30, 2018:

September 30, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment >90 Days and Accruing
			(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,014	$1,665	$1,568	$4,247	$117,033	$121,280	$724
Commercial	--	--	--	--	80,413	80,413	--
Multi-Family Residential	--	--	--	--	46,230	46,230	--
Land	--	--	--	--	19,875	19,875	--
Construction	--	--	--	--	9,266	9,266	--
Equity and Second Mortgage	--	--	--	--	1,507	1,507	--
Equity Lines of Credit	29	49	159	237	16,308	16,545	91
Commercial Loans	--	--	122	122	34,431	34,553	--
Consumer Loans	--	--	--	--	674	674	--
Total	$1,043	$1,714	$1,849	$4,606	$325,737	$330,343	$815

June 30, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,481	$230	$1,954	$3,665	$117,592	$121,257	$680
Commercial	--	--	--	--	74,416	74,416	--
Multi-Family Residential	--	--	--	--	38,079	38,079	--
Land	--	--	--	--	20,474	20,474	--
Construction	--	--	--	--	11,921	11,921	--
Equity and Second Mortgage	--	--	--	--	1,541	1,541	--
Equity Lines of Credit	134	59	117	310	17,077	17,387	30
Commercial Loans	--	--	416	416	35,042	35,458	--
Consumer Loans	--	--	--	--	647	647	--

Total	$1,615	$289	$2,487	$4,391	$316,789	$321,180	$710

There was no interest income recognized on non-accrual loans during the three months ended September 30, 2018 or year ended June 30, 2018. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the three months ended September 30, 2018 and the year ended June 30, 2018 was approximately $19,000 and $126,000, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the three months ended September 30, 2018 was as follows:

	Real Estate Loans
September 30, 2018	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,166	$436	$256	$161	$163	$311	$929	$3	$3,425
Charge-Offs	(159)	--	--	--	--	(20)	--	--	(179)
Recoveries	--	--	--	--	--	1	--	--	1
Current Provision	64	86	(6)	48	55	(142)	145	--	250
Ending Balances	$1,071	$522	$250	$209	$218	$150	$1,074	$3	$3,497

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,071	522	250	209	218	150	1,074	3	3,497

Loans Receivable:
Ending Balances – Total	$121,280	$80,413	$46,230	$19,875	$9,266	$18,052	$34,553	$674	$330,343
Ending Balances:
Evaluated for Impairment:
Individually	799	4,060	--	3,216	--	68	579	--	8,722
Collectively	$120,481	$76,353	$46,230	$16,659	$9,266	$17,984	$33,974	$674	$321,621

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the year ended June 30, 2018 was as follows:

	Real Estate Loans
June 30, 2018	1-4 Family Residential	Commercial	Multi-Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,822	$353	$73	$203	$147	$142	$979	$10	$3,729
Charge-Offs	(797)	--	--	(109)	--	(217)	(250)	(7)	(1,380)
Recoveries	5	--	--	20	--	1	--	--	26
Current Provision	136	83	183	47	16	385	200	--	1,050
Ending Balances	$1,166	$436	$256	$161	$163	$311	$929	$3	$3,425

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,166	436	256	161	163	311	929	3	3,425

Loans Receivable:
Ending Balances - Total	$121,257	$74,416	$38,079	$20,474	$11,921	$18,928	$35,458	$647	$321,180
Ending Balances:
Evaluated for Impairment:
Individually	1,648	4,060	--	--	--	87	873	--	6,668
Collectively	$119,609	$70,356	$38,079	$20,474	$11,921	$18,841	$34,585	$647	$314,512

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present loans individually evaluated for impairment, segregated by class of loans, as of September 30, 2018 and June 30, 2018:

September 30, 2018	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$799	$799	$--	$799	$--	$819
Commercial	4,060	4,060	--	4,060	--	4,060
Multi-Family Residential	--	--	--	--	--	--
Land	3,216	3,216	--	3,216	--	3,186
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	68	68	--	68	--	68
Commercial Loans	579	579	--	579	--	765
Consumer Loans	--	--	--	--	--	--

Total	$8,722	$8,722	$--	$8,722	$--	$8,898

June 30, 2018	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,648	$1,648	$--	$1,648	$--	$1,687
Commercial	4,060	4,060	--	4,060	--	4,186
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	87	87	--	87	--	87
Commercial Loans	873	873	--	873	--	877
Consumer Loans	--	--	--	--	--	--

Total	$6,668	$6,668	$--	$6,668	$--	$6,837

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

Information about the Company's TDRs is as follows (in thousands):

	September 30, 2018
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial business	$457	$122	$122	$579
1-4 Family Residential	500	--	--	500
Commercial real estate	4,060	--	--	4,060

	June 30, 2018
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial business	$4,943	$416	$416	$5,359
1-4 Family Residential	1,943	--	--	1,943

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result, the loan is reviewed for specific impairment in accordance with the Company's allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of September 30, 2018, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

4.          Deposits

Deposits at September 30, 2018 and June 30, 2018 consist of the following classifications:

	September 30, 2018	June 30, 2018
	(In Thousands)
Non-Interest Bearing	$60,552	$58,001
NOW Accounts	31,419	34,576
Money Markets	69,229	70,175
Passbook Savings	36,485	36,241
	197,685	198,993

Certificates of Deposit	173,060	161,267

Total Deposits	$370,745	$360,260

5.          Earnings Per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three months ended September 30, 2018 and 2017 were calculated as follows:

	Three Months Ended September 30,
	2018	2017
	(In Thousands, Except Per Share Data)
Net income	$1,218	$1,008

Weighted average shares outstanding - basic	1,796	1,816
Effect of dilutive common stock equivalents	136	99
Adjusted weighted average shares outstanding – diluted	1,932	1,915

Basic earnings per share	$0.68	$0.55
Diluted earnings per share	$0.63	$0.53

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.          Earnings Per Share (continued)

For the three months ended September 30, 2018 and 2017, there were outstanding options to purchase 290,715 and 300,092 shares, respectively, at a weighted average exercise price of $17.94 and $17.84 per share, respectively. For the quarter ended September 30, 2018, 136,595 options were included in the computation of diluted earnings per share.

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended September 30,
	2018	2017
	(In Thousands)
Average common shares issued	1,907	1,940
Average unearned ESOP shares	(109)	(120)
Average unearned RRP shares	(2)	(4)

Weighted average shares outstanding	1,796	1,816

6.          Stock-Based Compensation

Recognition and Retention Plan

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement (the "Recognition Plan") as an incentive to retain personnel of experience and ability in key positions.  The aggregate number of shares of the Company's common stock available for award under the Recognition Plan totaled 77,808 shares, all of which were awarded as of September 30, 2018.

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

The cost associated with the Recognition Plan is based on share prices of $14.70 and $18.92 on January 31, 2012 and July 31, 2014, respectively, which represents the fair market price of the Company's stock on the dates on which the Recognition Plan shares were granted. The cost of the Recognition Plan is being recognized over the five year vesting period.  Compensation expense pertaining to the Recognition Plan was $7,000 for the three months ended September 30, 2018 and 2017.

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

On August 19, 2010 and July 31, 2014, the Company granted 21,616 options and 2,133 options, respectively, under the 2005 Option Plan that were previously forfeited (as adjusted for the conversion) at an exercise price of $10.93 and $18.92 per share, respectively.  On January 31, 2012 and July 31, 2014, 165,344 options and 29,178 options, respectively, were granted to directors and employees at an exercise price of $14.70 and $18.92 per share, respectively, under the 2011 Option Plan.  As of September 30, 2018, there were 389 stock options available for future grant under the 2011 Option Plan.

Incentive stock options and non-qualified stock options granted under the Option Plan become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted.  No vesting shall occur after an employee's employment or service as a director is terminated.  In the event of death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable.  The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of the grant.  For the three months ended September 30, 2018 and 2017, compensation expense charged to operations was $34,000.

Stock Incentive Plan

On November 12, 2014, the shareholders of the Company approved the adoption of the Company's 2014 Stock Incentive Plan (the "Stock Incentive Plan") for the benefit of employees and non-employee directors as an incentive to contribute to the success of the Company and reward employees for outstanding performance and the attainment of targeted goals.  The Stock Incentive Plan covers a total of 150,000 shares, of which no more than 37,500 shares, or 25% of the plan, may be share rewards.  The balance of the plan is reserved for stock option awards which would total 112,500 stock options, assuming all the share awards are issued. All incentive stock options granted under the Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  On October 26, 2015, the Company granted a total of 34,500 plan share awards and 103,500 stock options to directors, officers, and other key employees vesting ratably over five years. The Stock Incentive Plan cost is recognized over the five year vesting period. For both the three months ended September 30, 2018 and September 30, 2017 the Company recognized $66,000 in expenses related to the Stock Incentive Plan.

7.          Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amounts of $2.4 million and $2.6 million at September 30, 2018 and June 30, 2018, respectively.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.          Fair Value Disclosures (continued)

At September 30, 2018 and June 30, 2018, the carrying amount and estimated fair values of the Company's financial instruments were as follows:

	September 30, 2018		June 30, 2018
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$13,340	$13,340	$15,867	$15,867
Securities Available-for-Sale	31,329	31,329	29,324	29,324
Securities to be Held-to-Maturity	27,692	26,409	28,888	27,818
Loans Held-for-Sale	4,899	4,899	6,762	6,762
Loans Receivable	326,621	317,345	317,493	314,724

Financial Liabilities
Deposits	$370,745	$349,443	$360,260	$345,347
Advances from FHLB	6,568	6,420	11,637	11,517

Off-Balance Sheet Items
Mortgage Loan Commitments	$6,028	$6,028	$5,827	$5,827

The estimated fair values presented above could be materially different than net realizable value and are only indicative of the individual financial instrument's fair value.  Accordingly, these estimates should not be considered an indication of the fair value of the Company taken as a whole.

The Company follows the guidance of FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820").  ASC 820 affirms a framework for measuring fair value and expands disclosures about fair value measurements.  ASC 820 was issued to establish a uniform definition of fair value.  The definition of fair value is market-based as opposed to company-specific and includes the following:

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the year ended September 30, 2018.

Fair values of assets and liabilities measured on a recurring basis at September 30, 2018 and June 30, 2018 are as follows:

	Fair Value Measurements Using:
	Quoted Prices in	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
September 30, 2018	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$8,493	$--	$8,493
FNMA	--	13,064	--	13,064
GNMA	--	9,772	--	9,772

Total	$--	$31,329	$--	$31,329

	Fair Value Measurements Using:
June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$7,085	$--	$7,085
FNMA	--	11,912	--	11,912
GNMA	--	10,327	--	10,327

Total	$--	$29,324	$--	$29,324

9.          Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date that the financial statements were available to be issued.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company's results of operations are primarily dependent on the results of the Bank, which became a wholly owned subsidiary upon completion of the second-step conversion and reorganization of the Bank on December 22, 2010. The Bank's results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings.  Results of operations are also affected by provisions for loan losses and loan sale activities.  Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, and other expenses.  Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies, and actions of regulatory authorities.  Future changes in applicable law, regulations, or government policies may materially impact our financial conditions and results of operations.

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

Income Taxes. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various assets and liabilities and gives current recognition to changes in tax rates and laws.  The realization of our deferred tax assets principally depends upon our achieving projected future taxable income.  We may change our judgments regarding future profitability due to future market conditions and other factors.  We may adjust our deferred tax asset balances, if our judgments change.

Discussion of Financial Condition Changes from June 30, 2018 to September 30, 2018

General
At September 30, 2018, the Company reported total assets of $428.3 million, an increase of $6.7 million, or 1.6%, compared to total assets of $421.6 million at June 30, 2018. The increase in assets was comprised primarily of increases in loans receivable of $9.1 million, or 2.9%, from $317.5 million at June 30, 2018 to $326.6 million at September 30, 2018, investment securities of $809,000, or 1.4%, from $58.2 million at June 30, 2018 to $59.0 million at September 30, 2018, foreclosed assets of $649,000, or 55.1%, from $1.2 million at June 30, 2018 to $1.8 million at September 30, 2018, premises and equipment of $509,000, or 4.2%, from $12.2 million at June 30, 2018 to $12.7 million at September 30, 2018, and accrued interest receivable of $47,000, or 4.1%, from $1.1 million at June 30, 2018 to $1.2 million at September 30, 2018.  These increases were partially offset by decreases in cash and cash equivalents of $2.5 million, or 15.9%, from $15.9 million at June 30, 2018 to $13.3 million at September 30, 2018, loans held-for-sale of $1.9 million, or 27.6%, from $6.8 million at June 30, 2018 to $4.9 million at September 30, 2018, and other assets of $151,000, or 18.0%, from $840,000 at June 30, 2018 to $689,000 at September 30, 2018.  The increase in investment securities was primarily due to the purchase $3.7 million of mortgage-backed securities offset by $2.8 million of principal repayments on mortgage-backed securities.  The decrease in loans held-for-sale resulted primarily from a decrease in loans originated for sale during the three months ended September 30, 2018.  The increase in real estate owned was primarily due to the acquisition of ten one-to-four family residences during the quarter ended September 30, 2018.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2018 to September 30, 2018 (continued)

Cash and Cash Equivalents

Cash and cash equivalents decreased $2.5 million, or 15.9%, from $15.9 million at June 30, 2018 to $13.3 million at September 30, 2018. The $2.5 million decrease in cash and cash equivalents was used to help fund loan growth.

Loans Receivable, Net

Loans receivable, net, increased by $9.1 million, or 2.9%, to $326.6 million at September 30, 2018 compared to $317.5 million at June 30, 2018.  The increase in loans receivable, net was primarily due to increases in multi-family residential loans of $8.1 million, commercial real estate loans of $6.0 million, consumer loans of $27,000, and one-to-four-family residential loans of $23,000, partially offset by decreases in construction loans of $2.7 million, commercial non-real estate loans of $905,000, equity line-of-credit loans of $842,000, land loans of $599,000, and equity and second mortgage loans of $34,000.

Loans Held-for-Sale

Loans held-for-sale decreased $1.9 million, or 27.6%, from $6.8 million at June 30, 2018 to $4.9 million at September 30, 2018.  The decrease in loans held-for-sale results primarily from a decrease in the origination volume during the first quarter of fiscal 2019 which reflects a reduced emphasis on the Company's mortgage banking operations in recent periods.

Investment Securities

Investment securities amounted to $59.0 million at September 30, 2018 compared to $58.2 million at June 30, 2018, an increase of $809,000, or 1.4%.  The increase in investment securities was primarily due to the purchase of mortgage-backed securities of $3.7 million, offset by $2.8 million of principal repayments on mortgage-backed securities.

Premises and Equipment, Net

Premises and equipment, net increased $509,000, or 4.2%, to $12.7 million at September 30, 2018 compared to $12.2 million at June 30, 2018.

Asset Quality

At September 30, 2018, the Company had $2.7 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and foreclosed assets) compared to $3.0 million of non-performing assets at June 30, 2018, consisting of one commercial business loan, five single-family residential loans, three line of credit loans, one residential lot in foreclosed assets and twelve single family residential loans in foreclosed assets at September 30, 2018, compared to nine single-family residential loans, three line of credit loans, one commercial business loan, and one residential lot in foreclosed assets at June 30, 2018. At September 30, 2018, the Company had five single-family residential loans, one line of credit loan, one commercial business loan, and five loans to one borrower, consisting of two commercial real estate loans, two non-real estate loans, and one single-family residential loan classified as substandard compared to eight single-family residential loans, two line of credit loans, one commercial business loan, and five loans to one borrower, consisting  of  two  commercial  real estate loans, two non-real estate loans, and one single-family residential loan classified as substandard at June 30, 2018. There were no loans classified as doubtful at September 30, 2018 or June 30, 2018.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2018 to September 30, 2018 (continued)

Total Liabilities

Total liabilities increased $5.8 million, or 1.5%, from $374.6 million at June 30, 2018 to $380.4 million at September 30, 2018 primarily due to an increase in total deposits of $10.5 million, or 2.9%, to $370.7 million at September 30, 2018 compared to $360.3 million at June 30, 2018, and an increase in other accrued expenses and liabilities of $506,000, or 29.9%, from $1.7 million at June 30, 2018 to $2.2 million at September 30, 2018, partially offset by a decrease of $5.1 million, or 43.6%, in advances from the Federal Home Loan Bank to $6.6 million at September 30, 2018 compared to $11.6 million at June 30, 2018.  The increase in deposits was primarily due to an $11.8 million, or 7.3%, increase in certificates of deposits from $161.3 million at June 30, 2018 to $173.1 million at September 30, 2018, a $2.6 million, or 4.4%, increase in non-interest bearing deposits from $58.0 million at June 30, 2018 to $60.6 million at September 30, 2018, and a $244,000, or 0.7%, increase in savings deposits from $36.2 million at June 30, 2018 to $36.5 million at September 30, 2018, partially offset by a decrease of  $3.2 million, or 9.1%, in NOW accounts from $34.6 million at June 30, 2018 to $31.4 million at September 30, 2018, and a decrease in money market deposits of $946,000, or 1.3%, from $70.2 million at June 30, 2018 to $69.2 million at September 30, 2018. The Company had $8.7 million in brokered deposits at June 30, 2018 and September 30, 2018.  The brokered certificates of deposit which have maturity dates greater than twelve months are callable by Home Federal Bank after twelve months pursuant to early redemption provisions.  The decrease in advances from the Federal Home Loan Bank was primarily due to growth in total deposits which replaced advances as a source of funds.

Shareholders' Equity

Shareholders' equity increased $922,000, or 2.0%, to $48.0 million at September 30, 2018 from $47.0 million at June 30, 2018.  The primary reasons for the changes in shareholders' equity from June 30, 2018 were net income of $1.2 million, the vesting of restricted stock awards, stock options, and the release of employee stock ownership plan shares totaling $152,000, and proceeds from the issuance of common stock from the exercise of stock options of $90,000. These increases in shareholders' equity were partially offset by the acquisition of Company stock of $198,000, dividends paid totaling $265,000, and a decrease in the Company's accumulated other comprehensive income of $75,000.

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency ("OCC").  At September 30, 2018, Home Federal Bank's regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2018 and 2017

General

Net income amounted to $1.2 million for the three months ended September 30, 2018 compared to $1.0 million for the same period in 2017, an increase of $210,000, or 20.8%.  The increase was primarily due to a decrease of $257,000,  or 45.0%, in provision for income taxes, a $146,000, or 3.9%, increase in net interest income, a decrease of $55,000, or 1.9%, in non-interest expense, along with a decrease of $50,000, or 16.7%, in provision for loan losses, partially offset by a decrease of $298,000, or 30.8%, in non-interest income.

Net Interest Income

The increase in net interest income for the three months ended September 30, 2018 was primarily due to a $293,000, or 6.4%, increase in total interest income, primarily due to an increase in the average rate of loans receivable, partially offset by an increase of $147,000, or 17.3%, in interest expense. The cost of funds from Federal Home Loan Bank borrowings decreased $76,000, or 52.7%, compared to the prior year three month period and interest paid on deposits increased $222,000, or 31.4%, compared to the prior year three month period. Interest paid on other borrowings increased $1,000 compared to the prior year three month period.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Month Periods Ended September 30, 2018 and 2017 (continued)

The Company's average interest rate spread was 3.60% for the three months ended September 30, 2018 compared to 3.48% for the three months ended September 30, 2017. The Company's net interest margin was 3.86% for the three months ended September 30, 2018 compared to 3.69% for the three months ended September 30, 2017. The increase in net interest margin on a comparative quarterly basis was primarily the result of an increase of 33 basis points in average yield on average balances of loans receivable for the three months ended September 30, 2018 compared to the prior quarterly period.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market area, and other factors related to the collectability of Home Federal Bank's loan portfolio, a provision for loan losses of $250,000 was made during the three months ended September 30, 2018 compared to a $300,000 provision made during the three months ended September 30, 2017. The allowance for loan losses was $3.5 million, or 1.06% of total loans receivable, at September 30, 2018 compared to $3.2 million, or 1.00% of total loans receivable, at September 30, 2017.  At September 30, 2018, Home Federal Bank had $922,000 in non-performing loans and $1.8 million in foreclosed assets which totaled $2.7 million in non-performing assets.  At September 30, 2017, Home Federal Bank had $2.6 million in non-performing loans and $683,000 in foreclosed assets which totaled $3.3 million in non-performing assets.  At September 30, 2018, the Bank had troubled debt restructurings involving one commercial loan with a balance of $122,000, one single family residential loan totaling $423,000, and five loans to one borrower consisting of two commercial real estate loans, two non-real estate loans, and two commercial business loans totaling $4.6 million that are current on all interest payments due with no expected losses at this time.  At September 30, 2017, the Bank had troubled debt restructurings involving nine commercial loan contracts to one borrower with a recorded investment of approximately $1.7 million, along with another troubled debt restructuring at September 30, 2017 involving five commercial loans totaling $4.7 million.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future.

Non-interest Income

The $298,000 decrease in non-interest income for the three months ended September 30, 2018, compared to the prior year quarterly period, was primarily due to a decrease of $213,000 in gain on sale of loans, $94,000 in gain on sale of securities, and $4,000 in other income, partially offset by an increase of $11,000 in service charges on deposit accounts and $3,000 in gain on sale of fixed assets. The decrease in gain on sale of loans reflects a reduced emphasis on the Company's mortgage banking operations in recent periods and fewer loans originated for sale.

Non-interest Expense

The $55,000 decrease in non-interest expense for the three months ended September 30, 2018, compared to the same period in 2017, is primarily attributable to decreases of $98,000 in compensation and benefits expense, $26,000 in other expenses, $18,000 in loan and collection expense, $17,000 in data processing expense, and $7,000 in legal fees. The decreases were partially offset by increases of $75,000 related to a write-down on a parcel of real estate owned that was purchased for a future branch site, $18,000 in  advertising expense, $10,000 in occupancy and equipment expense, $4,000 in audit and examination fees, $2,000 in franchise and bank shares tax expense, and $2,000 in deposit insurance premiums.

The aggregate compensation expense recognized by the Company for its Stock Option, Share Award, ESOP, and Recognition and Retention Plans amounted to $152,000 and $135,000 for the three months ended September 30, 2018 and September 30, 2017, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Month Periods Ended September 30, 2018 and 2017 (continued)

The Louisiana bank shares tax is assessed on the Bank's equity and earnings.  For the three months ended September 30, 2018, the Company recognized franchise and bank shares tax expense of $100,000 compared to $98,000 for the same period in 2017.

Income Taxes

Income taxes amounted to $314,000 for the three months ended September 30, 2018 resulting in an effective tax rate of 20.5%.  Income taxes amounted to $571,000 for the three months ended September 30, 2017 resulting in an effective tax rate of 36.2%.  The decrease in the provision for income taxes was primarily due to the Tax Cuts and Jobs Act (the "Tax Act") signed into law on December 22, 2017, which reduced the Company's effective tax rate for the three months ended September 30, 2018 over the prior year quarterly period.

Average Balances, Net Interest Income, Yields Earned, and Rates Paid.  The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Three Months Ended September 30,
	2018			2017
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities	$57,652	$312	2.15%	$60,539	$271	1.78%
Loans receivable	325,720	4,494	5.47	330,376	4,284	5.14
Interest-earning deposits	16,221	80	1.96	11,637	38	1.30
Total interest-earning assets	$399,593	4,886	4.85%	$402,552	4,593	4.53%
Non-interest-earning assets	28,634			37,198
Total assets	$428,227			$425,357
Interest-bearing liabilities:
Savings accounts	$36,099	49	0.54%	$35,758	47	0.52%
NOW accounts	33,079	42	0.50	36,277	44	0.48
Money market accounts	70,296	151	0.85	41,466	37	0.35
Certificate accounts	166,889	687	1.63	164,502	579	1.40
Total deposits	306,363	929	1.20	278,003	707	1.01
Other Borrowings	98	1	4.05	--	--	--
FHLB advances	10,614	68	2.54	42,890	144	1.33
Total interest-bearing liabilities	$317,075	998	1.25%	$320,893	851	1.05%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	61,195			56,577
Other liabilities	2,808			1,226
Total liabilities	381,078			378,696
Total Stockholders' Equity(1)	47,149			46,661

Total liabilities and equity	$428,227			$425,357

Net interest-earning assets	$82,518			$67,266

Net interest income; average interest rate spread(2)		$3,888	3.60%		$3,742	3.48%
Net interest margin(3)			3.86%			3.69%
Average interest-earning assets to average interest-bearing liabilities			126.02%			125.45%

 __________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Month Periods Ended September 30, 2018 and 2017 (continued)

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings, and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets which provide liquidity to meet lending requirements.  Home Federal Bank's deposit accounts with the Federal Home Loan Bank of Dallas amounted to $4.1 million at September 30, 2018.

A significant portion of Home Federal Bank's liquidity consists of securities classified as available-for-sale and cash and cash equivalents.   Home Federal Bank's primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At September 30, 2018, Home Federal Bank had $6.6 million in advances from the Federal Home Loan Bank of Dallas and had $147.8 million in additional borrowing capacity.  Additionally, at September 30, 2018, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $15.5 million. There were no amounts purchased under this agreement as of September 30, 2018.

At September 30, 2018, Home Federal Bank had outstanding loan commitments of $36.2 million to originate loans and commitments under unused lines of credit of $10.7 million.  At September 30, 2018, certificates of deposit scheduled to mature in less than one year totaled $86.2 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale, as needed.

At September 30, 2018, Home Federal Bank exceeded each of its regulatory capital requirements with tangible, common equity Tier 1, core, and risk-based capital ratios of 11.26%, 16.19%, 11.26%, and 17.36%, respectively.

Off-Balance Sheet Arrangements

At September 30, 2018, the Company did not have any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.

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

The Company's repurchases of its common stock made during the quarter ended September 30, 2018 are set forth in the table below, including stock-for-stock option exercises:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2018 – July 31, 2018	306	$32.50	306	34,883
August 1, 2018 – August 31, 2018	1,687	33.80	1,687	33,196
September 1, 2018 –September 30, 2018	3,819	34.43	3,819	29,377
Total	5,812	$34.15	5,812
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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: November 14, 2018	By:	/s/ Glen W. Brown
Glen W. Brown Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)