Form 10-Q
period 2018-12-31
Home Federal Bancorp, Inc. of Louisiana
filed 2019-02-11
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	December 31, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [X] No
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Shares of common stock, par value $.01 per share, outstanding as of February 8, 2019: The registrant had 1,853,035 shares of common stock outstanding.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	December 31, 2018	June 30, 2018
	(In Thousands)

ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $7,817 and $11,974 for December 31, 2018 and June 30, 2018, Respectively)	$10,874	$15,867
Securities Available-for-Sale	38,638	29,324
Securities Held-to-Maturity (Fair Value of $25,751 and $27,818, Respectively)	26,510	28,888
Loans Held-for-Sale	3,858	6,762
Loans Receivable, Net of Allowance for Loan Losses of $3,479 and $3,425, Respectively	322,072	317,493
Accrued Interest Receivable	1,164	1,146
Premises and Equipment, Net	13,160	12,243
Bank Owned Life Insurance	6,878	6,808
Deferred Tax Asset	1,081	1,102
Foreclosed Assets	747	1,177
Other Assets	587	840

Total Assets	$425,569	$421,650

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$373,407	$360,260
Advances from Borrowers for Taxes and Insurance	328	725
Short-term Federal Home Loan Bank advances	288	5,282
Long-term Federal Home Loan Bank advances	1,209	6,355
Other Borrowings	450	300
Other Accrued Expenses and Liabilities	1,249	1,691

Total Liabilities	376,931	374,613

STOCKHOLDERS’ EQUITY
Preferred Stock – $.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	--	--
Common Stock – $.01 Par Value; 40,000,000 Shares Authorized; 1,881,735 and 1,894,081 Shares Issued and Outstanding at December 31, 2018 and June 30, 2018, Respectively	23	23
Additional Paid-in Capital	35,586	35,057
Unearned ESOP Stock	(1,042)	(1,100)
Unearned RRP Trust Stock	2	(22)
Retained Earnings	14,952	14,125
Accumulated Other Comprehensive Income	(883)	(1,046)

Total Stockholders’ Equity	48,638	47,037

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$425,569	$421,650

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2018	2017	2018	2017
	(In Thousands, Except per Share Data)
INTEREST INCOME
Loans, Including Fees	$4,569	$4,280	$9,063	$8,564
Investment Securities	15	12	29	23
Mortgage-Backed Securities	318	268	616	528
Other Interest-Earning Assets	94	27	174	65
Total Interest Income	4,996	4,587	9,882	9,180

INTEREST EXPENSE
Deposits	1,030	738	1,959	1,445
Other Borrowings	3	1	4	1
Federal Home Loan Bank Borrowings	42	117	110	261
Total Interest Expense	1,075	856	2,073	1,707
Net Interest Income	3,921	3,731	7,809	7,473

PROVISION FOR LOAN LOSSES	100	200	350	500
Net Interest Income after Provision for Loan Losses	3,821	3,531	7,459	6,973

NON-INTEREST INCOME
Gain on Sale of Loans	374	430	766	1,035
Loss on Sale of Real Estate and Fixed Assets	(230)	(1)	(228)	(1)
Gain on Sale of Securities	--	--	--	95
Income on Bank Owned Life Insurance	35	35	70	71
Service Charges on Deposit Accounts	238	221	465	437
Other Income	22	12	35	28
Total Non-Interest Income	439	697	1,108	1,665

NON-INTEREST EXPENSE
Compensation and Benefits	1,547	1,581	3,163	3,296
Occupancy and Equipment	329	361	649	671
Data Processing	147	165	297	332
Audit and Examination Fees	73	77	127	126
Franchise and Bank Shares Tax	97	103	197	201
Advertising	84	30	142	70
Legal Fees	158	143	297	289
Loan and Collection	64	73	126	153
Deposit Insurance Premium	22	40	52	68
Valuation Adjustment Real Estate Owned	--	--	75	--
Other Expense	201	182	372	380
Total Non-Interest Expense	2,722	2,755	5,497	5,586
Income Before Income Taxes	1,538	1,473	3,070	3,052

PROVISION FOR INCOME TAX EXPENSE	363	1,112	677	1,683
Net Income	$1,175	$361	$2,393	$1,369
EARNINGS PER COMMON SHARE:
Basic	$0.66	$0.20	$1.34	$0.76
Diluted	$0.62	$0.19	$1.25	$0.72
DIVIDENDS DECLARED	$0.14	$0.12	$0.28	$0.24

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2018	2017	2018	2017
	(In Thousands)		(In Thousands)

Net Income	$1,175	$361	$2,393	$1,369

Other Comprehensive Income (Loss), Net of Tax
Unrealized Holding Gain (Loss) on Securities Available-for-Sale, Net of Tax of $63 and $43 in 2018 and $78 and $124 in 2017	238	(153)	163	(239)

Total Comprehensive Income	$1,413	$208	$2,556	$1,130

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
			(In Thousands)
BALANCE – June 30, 2017	$23	$34,516	$(1,215)	$(46)	$13,320	$(352)	$46,246

Net Income	--	--	--	--	1,369	--	1,369

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	(239)	(239)

RRP Shares Earned	--	--	--	24	--	--	24

Stock Options Vested	--	68	--	--	--	--	68

Common Stock Issuance for Stock Option Exercises	--	191	--	--	--	--	191

ESOP Compensation Earned	--	99	57	--	--	--	156

Company Stock Purchased	--	--	--	--	(1,417)	--	(1,417)

Dividends Declared	--	--	--	--	(466)	--	(466)

BALANCE – December 31, 2017	$23	$34,874	$(1,158)	$(22)	$12,806	$(591)	$45,932

BALANCE – June 30, 2018	$23	$35,057	$(1,100)	$(22)	$14,125	$(1,046)	$47,037

Net Income	--	--	--	--	2,393	--	2,393

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	163	163

Share Awards Earned	--	135	--	--	--	--	135

RRP Shares Earned	--	--	--	24	--	--	24

Stock Options Vested	--	68	--	--	--	--	68

Common Stock Issuance for Stock Option Exercises	--	198	--	--	--	--	198

ESOP Compensation Earned	--	128	58	--	--	--	186

Company Stock Purchased	--	--	--	--	(1,037)	--	(1,037)

Dividends Declared	--	--	--	--	(529)	--	(529)

BALANCE – December 31, 2018	$23	$35,586	$(1,042)	$2	$14,952	$(883)	$48,638

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2018	2017
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,393	$1,369
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
Bad Debt Recovery	1	5
Net Amortization and Accretion on Securities	57	96
Loss on Sale of Real Estate	228	1
Gain on Sale of Loans	(766)	(1,035)
Gain on Sale of Securities	--	(95)
Amortization of Deferred Loan Fees	(97)	(72)
Depreciation of Premises and Equipment	241	254
ESOP Expense	186	156
Stock Option Expense	68	68
Recognition and Retention Plan Expense	14	14
Deferred Income Tax	(26)	610
Valuation Adjustment Real Estate Owned	75	--
Provision for Loan Losses	350	500
Increase in Cash Surrender Value on Bank Owned Life Insurance	(70)	(71)
Share Awards Expense	68	68
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(28,395)	(44,573)
Loans Held-for-Sale – Sale and Principal Repayments	32,065	56,531
Accrued Interest Receivable	(18)	(79)
Other Operating Assets	253	428
Other Operating Liabilities	(442)	(471)

Net Cash Provided by Operating Activities	6,185	13,704

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(4,646)	(3,920)
Deferred Loan Fees Collected	85	169
Acquisition of Premises and Equipment	(1,923)	(114)
Proceeds from Sale of Real Estate	536	--
Activity in Available-for-Sale Securities:
Principal Payments on Mortgage-Backed Securities	3,369	4,479
Purchases of Securities	(12,522)	(4,947)
Sale of Securities	--	3,555
Activity in Held-to-Maturity Securities:
Principal Payments on Mortgage-Backed Securities	2,396	1,466
Purchase of Securities	--	(1,174)

Net Cash Used in Investing Activities	(12,705)	(486)

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	December 31,
	2018	2017
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$13,147	$13,180
Proceeds from Federal Home Loan Bank Advances	--	61,675
Repayments of Advances from Federal Home Loan Bank	(10,140)	(88,808)
Repayments of Other Borrowings	(300)	--
Net Decrease in Advances from Borrowers for Taxes and Insurance	(397)	(384)
Dividends Paid	(529)	(466)
Company Stock Purchased	(1,037)	(1,417)
Proceeds from Stock Options Exercised	198	191
Proceeds from Other Bank Borrowings	450	350
Plan Share Distributions	135	--

Net Cash Provided by (Used in) Financing Activities	1,527	(15,679)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,993)	(2,461)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	15,867	11,905

CASH AND CASH EQUIVALENTS - END OF PERIOD	$10,874	$9,444

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$1,403	$1,614
Income Taxes Paid	787	1,101
Market Value Adjustment for Gain (Loss) on Securities Available-for-Sale	206	(363)

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (“Home Federal Bank” or the “Bank”).  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six month period ended December 31, 2018 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2019.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2018.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank’s customers by six full-service banking offices and home office, located in Caddo and Bossier Parishes, Louisiana.  The Bank expects to open its seventh full-service banking office during the quarter ended March 31, 2019.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of December 31, 2018, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.          Summary of Accounting Policies (continued)

Allowance for Loan Losses (continued)

A loan is considered impaired when, based on current information or events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  When a loan is impaired, the measurement of such impairment is based upon the fair value of the collateral of the loan.  If the fair value of the collateral is less than the recorded investment in the loan, the Bank will recognize the impairment by creating a valuation allowance with a corresponding charge against earnings.  A loan is considered a troubled debt restructuring (“TDR”) if the Company, for economic or legal reasons related to a debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.  Concessions granted under a TDR typically involve a temporary or permanent reduction in payments or interest rate or an extension of a loan’s stated maturity date at less than a current market rate of interest.  Loans identified as TDRs are designated as impaired.

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

Non-Direct Response Advertising

The Company expenses all advertising costs, except for direct-response advertising, as incurred.  Non-direct response advertising costs were $142,000 and $70,000 for the six months ended December 31, 2018 and 2017, respectively.

In the event the Company incurs expense for material direct-response advertising, it will be amortized over the estimated benefit period.  Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits.  For the six months ended December 31, 2018 and 2017, the Company did not incur any amount of direct-response advertising.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The amendments in ASU 2014-09 supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance.  The general principle of ASU 2014-09 requires an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration of which the entity expects to be entitled in exchange for those goods or services.  The guidance sets forth a five step approach to be utilized for revenue recognition.  In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 making it effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  In April 2016, the FASB issued ASU 2016-10 which does not change the core principle of the guidance in Topic 606.  The amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  In May 2016, the FASB issued ASU 2016-12 which does not change the core principle of the guidance in Topic 606.  The amendments in this Update affect only certain narrow aspects of Topic 606.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.          Summary of Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases.  From the lessee’s perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting pattern of expense recognition in the income statement for a lessee.

The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available.  The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  For public business entities that are SEC filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods with those fiscal years.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.          Summary of Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  On December 22, 2017, the U.S. Federal Government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Cuts and Jobs Act). The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  Consequently, the amendments in this Update eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users.  However, because the amendments in this Update only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected.  The amendments in this Update are affective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption of this Update is permitted, including adoption in any interim period (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance.  The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting.  Topic 718 improves several areas of nonemployee share-based payment accounting.  The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  Early adoption is permitted, but no earlier than an entity’s adoption on Topic 606.  The Company does expect ASU 2018-07 to have a material impact on its consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.          Securities

The amortized cost and fair value of securities with gross unrealized gains and losses follows:

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$8,775	$1	$389	$8,387
FNMA Mortgage-Backed Certificates	21,469	1	474	20,996
GNMA Mortgage-Backed Certificates	9,512	1	258	9,255

Total Debt Securities	39,756	3	1,121	38,638

Total Securities Available-for-Sale	$39,756	$3	$1,121	$38,638

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$1,147	$--	$50	$1,097
FNMA Mortgage-Backed Certificates	22,488	--	709	21,779

Total Debt Securities	23,635	--	759	22,876

Equity Securities (Non-Marketable)
26,249 Shares – Federal Home Loan Bank	2,625	--	--	2,625
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,875	--	--	2,875

Total Securities Held-to-Maturity	$26,510	$--	$759	$25,751

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$7,601	$2	$518	$7,085
FNMA Mortgage-Backed Certificates	12,465	1	554	11,912
GNMA Mortgage-Backed Certificates	10,581	2	256	10,327

Total Debt Securities	30,647	5	1,328	29,324

Total Securities Available-for-Sale	$30,647	$5	$1,328	$29,324

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Securities	$1,160	$--	$45	$1,115
FNMA Mortgage-Backed Securities	24,882	--	1,025	23,857

Total Debt Securities	26,042	--	1,070	24,972

Equity Securities (Non-Marketable)
25,959 Shares – Federal Home Loan Bank	2,596	--	--	2,596
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,846	--	--	2,846

Total Securities Held-to-Maturity	$28,888	$--	$1,070	$27,818

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.          Securities (continued)

The amortized cost and fair value of securities by contractual maturity at December 31, 2018 follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Debt Securities
Within One Year or Less	$4	$4	$--	$--
One through Five Years	16,497	16,078	--	--
After Five through Ten Years	7,859	7,572	--	--
Over Ten Years	15,396	14,984	23,635	22,876
	39,756	38,638	23,635	22,876

Other Equity Securities	--	--	2,875	2,875

Total	$39,756	$38,638	$26,510	$25,751

Securities available-for-sale totaling $12.5 million were purchased during the six months ended December 31, 2018.

The following tables show information pertaining to gross unrealized losses on securities available-for-sale at December 31, 2018 and June 30, 2018 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	December 31, 2018
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$184	$16,737	$937	$21,792

Total Securities Available-for-Sale	$184	$16,737	$937	$21,792

	June 30, 2018
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$71	$4,709	$1,257	$24,547

Total Securities Available-for-Sale	$71	$4,709	$1,257	$24,547

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.          Securities (continued)

The unrealized losses on the Company’s investment in mortgage-backed securities at December 31, 2018 and June 30, 2018 were caused by interest rate changes.  The contractual cash flows of these investments are guaranteed by agencies of the U.S. Government.  Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2018.

The Company’s investment in equity securities consists primarily of FHLB stock and shares of First National Bankers Bankshares, Inc. (“FNBB”).  Management monitors its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

At December 31, 2018, securities with a carrying value of $2.4 million were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $150.0 million were pledged to secure FHLB advances.

3.          Loans Receivable

Loans receivable are summarized as follows:

	December 31, 2018	June 30, 2018
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$119,448	$121,257
Commercial	81,348	74,416
Multi-Family Residential	43,095	38,079
Land	20,072	20,474
Construction	9,272	11,921
Equity and Second Mortgage	1,387	1,541
Equity Lines of Credit	16,876	17,387

Total Mortgage Loans	291,498	285,075

Commercial Loans	33,533	35,458
Consumer Loans
Loans on Savings Accounts	421	462
Other Consumer Loans	349	185

Total Consumer Loans	770	647
Total Loans	325,801	321,180

Less: Allowance for Loan Losses	(3,479)	(3,425)
Unamortized Loan Fees	(250)	(262)

Net Loans Receivable	$322,072	$317,493

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.          Loans Receivable (continued)

Following is a summary of changes in the allowance for loan losses:

	Six Months Ended December 31,
	2018	2017
	(In Thousands)

Balance - Beginning of Period	$3,425	$3,729
Provision for Loan Losses	350	500
Loan Charge-Offs	(297)	(851)
Recoveries	1	5
Balance - End of Period	$3,479	$3,383

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present the grading of loans, segregated by class of loans, as of December 31, 2018 and June 30, 2018:

		Special
December 31, 2018	Pass	Mention	Substandard	Doubtful	Total
			(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$118,955	$19	$474	$--	$119,448
Commercial	77,288	--	4,060	--	81,348
Multi-Family Residential	43,095	--	--	--	43,095
Land	16,802	3,270	--	--	20,072
Construction	9,272	--	--	--	9,272
Equity and Second Mortgage	1,387	--	--	--	1,387
Equity Lines of Credit	16,876	--	--	--	16,876
Commercial Loans	32,954	--	579	--	33,533
Consumer Loans	770	--	--	--	770

Total	$317,399	$3,289	$5,113	$--	$325,801

June 30, 2018	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$120,317	$652	$996	$--	$121,257
Commercial	74,416	--	4,060	--	74,416
Multi-Family Residential	38,079	--	--	--	38,079
Land	20,474	--	--	--	20,474
Construction	11,921	--	--	--	11,921
Equity and Second Mortgage	1,541	--	--	--	1,541
Equity Lines of Credit	17,300	--	87	--	17,387
Commercial Loans	29,817	--	873	--	35,458
Consumer Loans	647	--	--	--	647

Total	$314,512	$652	$6,016	$--	$321,180

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present an aging analysis of past due loans, segregated by class of loans, as of December 31, 2018 and June 30, 2018:

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,269	$2,244	$1,174	$4,687	$114,761	$119,448	$298
Commercial	--	--	--	--	81,348	81,348	--
Multi-Family Residential	--	--	--	--	43,095	43,095	--
Land	--	--	--	--	20,072	20,072	--
Construction	--	--	--	--	9,272	9,272	--
Equity and Second Mortgage	--	--	--	--	1,387	1,387	--
Equity Lines of Credit	--	483	--	483	16,393	16,876	--
Commercial Loans	--	49	122	171	33,362	33,533	--
Consumer Loans	--	--	--	--	770	770	--
Total	$1,269	$2,776	$1,296	$5,341	$320,460	$325,801	$298

June 30, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,481	$230	$1,954	$3,665	$117,592	$121,257	$680
Commercial	--	--	--	--	74,416	74,416	--
Multi-Family Residential	--	--	--	--	38,079	38,079	--
Land	--	--	--	--	20,474	20,474	--
Construction	--	--	--	--	11,921	11,921	--
Equity and Second Mortgage	--	--	--	--	1,541	1,541	--
Equity Lines of Credit	134	59	117	310	17,077	17,387	30
Commercial Loans	--	--	416	416	35,042	35,458	--
Consumer Loans	--	--	--	--	647	647	--

Total	$1,615	$289	$2,487	$4,391	$316,789	$321,180	$710

There was no interest income recognized on non-accrual loans during the six months ended December 31, 2018 or year ended June 30, 2018. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the six months ended December 31, 2018 and the year ended June 30, 2018 was approximately $71,000 and $126,000, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the three months ended December 31, 2018 was as follows:

	Real Estate Loans
December 31, 2018	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,166	$436	$256	$161	$163	$311	$929	$3	$3,425
Charge-Offs	(277)	--	--	--	--	(20)	--	--	(297)
Recoveries	--	--	--	--	--	1	--	--	1
Current Provision	134	107	--	(4)	24	(137)	226	--	350
Ending Balances	$1,023	$543	$256	$157	$187	$155	$1,155	$3	$3,479

Evaluated for Impairment:
Individually	--	443	--	--	--	--	--	--	--
Collectively	1,023	100	256	157	187	155	1,155	3	3,479

Loans Receivable:
Ending Balances - Total	$119,448	$81,348	$43,095	$20,072	$9,272	$18,263	$33,533	$770	$325,801
Ending Balances:
Evaluated for Impairment:
Individually	493	4,060	--	3,270	--	--	579	--	8,402
Collectively	$118,955	$77,288	$43,095	$16,802	$9,272	$18,263	$32,954	$770	$317,399

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the year ended June 30, 2018 was as follows:

	Real Estate Loans
June 30, 2018	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,822	$353	$73	$203	$147	$142	$979	$10	$3,729
Charge-Offs	(797)	--	--	(109)	--	(217)	(250)	(7)	(1,380)
Recoveries	5	--	--	20	--	1	--	--	26
Current Provision	136	83	183	47	16	385	200	--	1,050
Ending Balances	$1,166	$436	$256	$161	$163	$311	$929	$3	$3,425

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,166	436	256	161	163	311	929	3	3,425

Loans Receivable:
Ending Balances - Total	$121,257	$74,416	$38,079	$20,474	$11,921	$18,928	$35,458	$647	$321,180
Ending Balances:
Evaluated for Impairment:
Individually	1,648	4,060	--	--	--	87	873	--	6,668
Collectively	$119,609	$70,356	$38,079	$20,474	$11,921	$18,841	$34,585	$647	$314,512

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the six months ended December 31, 2017 was as follows:

	Real Estate Loans
December 31, 2017	1-4 Family Residential	Commercial	Multi-Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,822	$353	$73	$203	$147	$142	$979	$10	$3,729
Charge-Offs	--	--	--	(49)	--	(5)	(797)	--	(851)
Recoveries	5	--	--	--	--	--	--	--	5
Current Provision	(543)	138	99	9	20	66	718	(7)	500
Ending Balances	$1,284	$491	$172	$163	$167	$203	$900	$3	$3,383

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,284	491	172	163	167	203	900	3	3,383

Loans Receivable:
Ending Balances – Total	$129,053	$73,044	$30,844	$20,657	$8,724	$21,952	$34,979	$513	$319,766
Ending Balances Evaluated
for Impairment:
Individually	1,225	4,211	--	--	--	39	2,076	--	7,551
Collectively	$127,828	$68,833	$30,844	$20,657	$8,724	$21,913	$32,903	$513	$312,215

The following tables present loans individually evaluated for impairment, segregated by class of loans, as of December 31, 2018 and June 30, 2018:

December 31, 2018	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$493	$493	$--	$493	$--	$496
Commercial	4,060	--	4,060	4,060	443	4,060
Multi-Family Residential	--	--	--	--	--	--
Land	3,270	3,270	--	3,270	--	3,227
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	579	579	--	579	--	670
Consumer Loans	--	--	--	--	--	--

Total	$8,402	$4,342	$4,060	$8,402	$443	$8,453

June 30, 2018	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,648	$1,648	$--	$1,648	$--	$1,687
Commercial	4,060	4,060	--	4,060	--	4,186
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	87	87	--	87	--	87
Commercial Loans	873	873	--	873	--	877
Consumer Loans	--	--	--	--	--	--

Total	$6,668	$6,668	$--	$6,668	$--	$6,837

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status.

A troubled debt restructuring (“TDR”) is a restructuring of a debt made by the Company to a debtor for economic or legal reasons related to the debtor’s financial difficulties that it would not otherwise consider.  The Company grants the concession in an attempt to protect as much of its investment as possible.

Information about the Company’s TDRs is as follows (in thousands):

	December 31, 2018
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial business	$457	$122	$122	$579
1-4 Family Residential	349	--	--	349
Commercial real estate	4,060	--	--	4,060

	June 30, 2018
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial business	$4,943	$416	$416	$5,359
1-4 Family Residential	1,943	--	--	1,943

For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result, the loan is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of December 31, 2018, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

4.          Deposits

Deposits at December 31, 2018 and June 30, 2018 consist of the following classifications:

	December 31, 2018	June 30, 2018
	(In Thousands)
Non-Interest Bearing	$58,641	$58,001
NOW Accounts	28,274	34,576
Money Markets	70,571	70,175
Passbook Savings	34,924	36,241
	192,410	198,993

Certificates of Deposit	180,997	161,267

Total Deposits	$373,407	$360,260

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.          Earnings Per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three and six months ended December 31, 2018 and 2017 were calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
	(In Thousands, Except Per Share Data)

Net income	$1,175	$361	$2,393	$1,369

Weighted average shares outstanding – basic	1,776	1,801	1,782	1,807
Effect of dilutive common stock equivalents	126	102	131	100
Adjusted weighted average shares outstanding – diluted	1,902	1,903	1,913	1,907

Basic earnings per share	$0.66	$0.20	$1.34	$0.76
Diluted earnings per share	$0.62	$0.19	$1.25	$0.72

For the three months ended December 31, 2018 and 2017, there were outstanding options to purchase 284,048 and 296,551 shares, respectively, at a weighted average exercise price of $17.98 and $17.88 per share, respectively and for the six months ended December 31, 2018 and 2017, there were outstanding options to purchase 290,715 and 299,551 shares, respectively, at a weighted average exercise price of $17.94 and $17.85 per share, respectively.  For the quarter ended December 31, 2018 and 2017, 125,890 options and 98,024 options were included in the computation of diluted earnings per share.  For the six month period ended December 31, 2018 and 2017, 131,177 options and 98,024 options were included in the computation of diluted earnings per share.

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
	(In Thousands)
Average common shares issued	3,062	3,062	3,062	3,062
Average unearned ESOP shares	(105)	(117)	(107)	(119)
Average unearned RRP shares	(2)	(3)	(1)	(3)
Average Company stock purchased	(1,179)	(1,141)	(1,172)	(1,133)

Weighted average shares outstanding	1,776	1,801	1,782	1,807

6.          Stock-Based Compensation

Recognition and Retention Plan

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement (the “Recognition Plan”) as an incentive to retain personnel of experience and ability in key positions.  The aggregate number of shares of the Company’s common stock available for award under the Recognition Plan totaled 77,808 shares, all of which were awarded as of December 31, 2018.

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

The cost associated with the Recognition Plan is based on a share price of $18.92 on July 31, 2014, which represents the fair market price of the Company’s stock on the date on which the Recognition Plan shares were granted. The cost of the Recognition Plan is being recognized over the five year vesting period.  Compensation expense pertaining to the Recognition Plan was $14,000 for both the six months ended December 31, 2018 and 2017.

Stock Option Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the “2005 Option Plan”) for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2005 Option Plan totaled 158,868 (as adjusted for the exchange ratio).  Both incentive stock options and non-qualified stock options may be granted under the 2005 Option Plan.  The 2005 Stock Option Plan terminated on June 8, 2015, however outstanding stock options will remain in effect for the remainder of their original ten year terms. As of December 31, 2018, there were 14,776 options outstanding under the 2005 Option Plan.

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

On August 19, 2010 and July 31, 2014, the Company granted 21,616 options and 2,133 options, respectively, under the 2005 Option Plan that were previously forfeited (as adjusted for the conversion) at an exercise price of $10.93 and $18.92 per share, respectively.  On January 31, 2012 and July 31, 2014, 165,344 options and 29,178 options, respectively, were granted to directors and employees at an exercise price of $14.70 and $18.92 per share, respectively, under the 2011 Option Plan.  As of December 31, 2018, there were 389 stock options available for future grant under the 2011 Option Plan.

Incentive stock options and non-qualified stock options granted under the Option Plan become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted.  No vesting shall occur after an employee’s employment or service as a director is terminated.  In the event of death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable.  The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of the grant.  For the six months ended December 31, 2018 and 2017, compensation expense charged to operations was $68,000.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.          Stock-Based Compensation (continued)

Stock Incentive Plan

On November 12, 2014, the shareholders of the Company approved the adoption of the Company’s 2014 Stock Incentive Plan (the “Stock Incentive Plan”) for the benefit of employees and non-employee directors as an incentive to contribute to the success of the Company and reward employees for outstanding performance and the attainment of targeted goals.  The Stock Incentive Plan covers a total of 150,000 shares, of which no more than 37,500 shares, or 25% of the plan, may be share rewards.  The balance of the plan is reserved for stock option awards which would total 112,500 stock options, assuming all the share awards are issued. All incentive stock options granted under the Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  On October 26, 2015, the Company granted a total of 34,500 plan share awards and 103,500 stock options to directors, officers, and other key employees vesting ratably over five years. Of the original grant, 4,500 options were forfeited. As of December 31, 2018, there are up to 3,000 plan share awards available and 13,500 options, assuming the 3,000 shares are granted as plan share awards. The Stock Incentive Plan cost is recognized over the five year vesting period. During the six months ended December 31, 2018 and 2017 the Company recognized $128,000 and $68,000, respectively, in expenses related to the Stock Incentive Plan.

7.          Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amounts of $2.4 million and $2.6 million at December 31, 2018 and June 30, 2018, respectively.

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

At December 31, 2018 and June 30, 2018, the carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2018		June 30, 2018
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$10,874	$10,874	$15,867	$15,867
Securities Available-for-Sale	38,638	38,638	29,324	29,324
Securities to be Held-to-Maturity	26,510	25,751	28,888	27,818
Loans Held-for-Sale	3,858	3,858	6,762	6,762
Loans Receivable	322,072	311,899	317,493	314,724

Financial Liabilities
Deposits	$373,407	$353,280	$360,260	$345,347
Advances from FHLB	1,497	1,362	11,637	11,517

Off-Balance Sheet Items
Mortgage Loan Commitments	$5,771	$5,771	$5,827	$5,827

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the six months ended December 31, 2018.

OME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.          Fair Value Disclosures (continued)

Fair values of assets and liabilities measured on a recurring basis at December 31, 2018 and June 30, 2018 are as follows:

	Fair Value Measurements Using:
December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In Thousands)
Available-for-Sale Debt Securities
FHLMC	$--	$8,387	$--	$8,387
FNMA	--	20,996	--	20,996
GNMA	--	9,255	--	9,255

Total	$--	$38,638	$--	$38,638

	Fair Value Measurements Using:
June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
		(In Thousands)
Available-for-Sale Debt Securities
FHLMC	$--	$7,085	$--	$7,085
FNMA	--	11,912	--	11,912
GNMA	--	10,327	--	10,327

Total	$--	$29,324	$--	$29,324

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

Discussion of Financial Condition Changes from June 30, 2018 to December 31, 2018

General

At December 31, 2018, the Company reported total assets of $425.5 million, an increase of $3.9 million, or 0.9%, compared to total assets of $421.6 million at June 30, 2018. The increase in assets was comprised primarily of increases in investment securities of $6.9 million, or 11.9%, from $58.2 million at June 30, 2018 to $65.1 million at December 31, 2018, loans receivable, net, of $4.6 million, or 1.4%, from $317.5 million at June 30, 2018 to $322.1 million at December 31, 2018, premises and equipment of $917,000, or 7.5%, from $12.2 million at June 30, 2018 to $13.2 million at December 31, 2018, bank owned life insurance of $70,000, or 1.0%, from $6.8 million at June 30, 2018 to $6.9 million at December 31, 2018, and accrued interest receivable of $18,000, or 1.6%, from $1.1 million at June 30, 2018 to $1.2 million at December 31, 2018.  These increases were partially offset by decreases in cash and cash equivalents of $5.0 million, or 31.5%, from $15.9 million at June 30, 2018 to $10.9 million at December 31, 2018, loans held-for-sale of $2.9 million, or 42.9%, from $6.8 million at June 30, 2018 to $3.9 million at December 31, 2018, foreclosed assets of $430,000, or 36.5%, from $1.2 million at June 30, 2018 to $747,000 at December 31, 2018, other assets of $253,000, or 30.1%, from $840,000 at June 30, 2018 to $587,000 at December 31, 2018, and deferred tax asset of $21,000, or 1.9%, from $1.1 million at June 30, 2018 to $1.08 million at December 31, 2018.  The increase in investment securities was primarily due to the purchase $12.5 million of mortgage-backed securities offset by $5.8 million of principal repayments on mortgage-backed securities.  The decrease in loans held-for-sale resulted primarily from a decrease in loans originated for sale during the six months ended December 31, 2018.  The decrease in foreclosed assets was due to the sale of eleven one-to-four family residences during the six months ended December 31, 2018.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2018 to December 31, 2018 (continued)

Cash and Cash Equivalents

Cash and cash equivalents decreased $5.0 million, or 31.5%, from $15.9 million at June 30, 2018 to $10.9 million at December 31, 2018. The $5.0 million decrease in cash and cash equivalents was used to help fund loan growth and pay off Federal Home Loan Bank advances.

Loans Receivable, Net

Loans receivable, net, increased by $4.6 million, or 1.4%, to $322.1 million at December 31, 2018 compared to $317.5 million at June 30, 2018.  The increase in loans receivable, net was primarily due to increases in commercial real estate loans of $6.9 million, multi-family residential loans of $5.0 million, and other consumer loans of $164,000, partially offset by decreases in construction loans of $2.6 million, commercial non-real estate loans of $1.9 million, one-to-four family residential loans of $1.8 million, equity line-of-credit loans of $511,000, land loans of $402,000, equity and second mortgage loans of $154,000, and loans on savings accounts of $41,000.

Loans Held-for-Sale

Loans held-for-sale decreased $2.9 million, or 42.9%, from $6.8 million at June 30, 2018 to $3.9 million at December 31, 2018.  The decrease in loans held-for-sale reflects a reduced emphasis on the Company’s mortgage banking operations in recent periods and a decrease in loans originated for sale during the six months ended December 31, 2018.

Investment Securities

Investment securities amounted to $65.1 million at December 31, 2018 compared to $58.2 million at June 30, 2018, an increase of $6.9 million, or 11.9%.  The increase in investment securities was primarily due to the purchase of $12.5 million of mortgage-backed securities offset by $5.8 million of principal repayments on mortgage-backed securities.

Premises and Equipment, Net

Premises and equipment, net increased $917,000, or 7.5%, to $13.2 million at December 31, 2018 compared to $12.2 million at June 30, 2018, primarily as a result of our new banking office expected to open during the quarter ended March 31, 2019.

Asset Quality

At December 31, 2018, the Company had $1.4 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and foreclosed assets) compared to $3.0 million of non-performing assets at June 30, 2018, consisting of one commercial business loan, five single-family residential loans, one line of credit loan, one residential lot in foreclosed assets, and one single family residential loan in foreclosed assets at December 31, 2018, compared to nine single-family residential loans, three line of credit loans, one commercial business loan, one residential lot in foreclosed assets, and two single-family residential loans in foreclosed assets at June 30, 2018. At December 31, 2018, the Company had four single-family residential loans, one commercial business loan, and five loans to one borrower, consisting of two commercial real estate loans, two non-real estate loans, and one single-family residential loan classified as substandard compared to eight single-family residential loans, two line of credit loans, one commercial business loan, and five loans to one borrower, consisting of two commercial  real estate loans, two non-real estate loans, and one single-family residential loan classified as substandard at June 30, 2018. There were no loans classified as doubtful at December 31, 2018 or June 30, 2018.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2018 to December 31, 2018 (continued)

Total Liabilities

Total liabilities increased $2.3 million, or 0.6%, from $374.6 million at June 30, 2018 to $376.9 million at December 31, 2018 primarily due to an increase in total deposits of $13.1 million, or 3.6%, to $373.4 million at December 31, 2018 compared to $360.3 million at June 30, 2018, and an increase in other borrowings of $150,000, or 50.0%, from $300,000 at June 30, 2018 to $450,000 at December 31, 2018, partially offset by a decrease of $10.1 million, or 87.1%, in advances from the Federal Home Loan Bank to $1.5 million at December 31, 2018 from $11.6 million at June 30, 2018, a decrease of $397,000, or 54.8%, in advances from borrowers taxes and insurance to $328,000 at December 31, 2018 from $725,000 at June 30, 2018, and a decrease of $442,000, or 26.1%, in other accrued expenses and liabilities to $1.2 million at December 31, 2018 from $1.7 million at June 30, 2018.   The increase in deposits was primarily due to a $19.7 million, or 12.2%, increase in certificates of deposits from $161.3 million at June 30, 2018 to $181.0 million at December 31, 2018, a $640,000, or 1.1%, increase in non-interest bearing deposits from $58.0 million at June 30, 2018 to $58.6 million at December 31, 2018, and a $396,000, or 0.6%, increase in money market deposits from $70.2 million at June 30, 2018 to $70.6 million at December 31, 2018, partially offset by a decrease of  $6.3 million, or 18.2%, in NOW accounts from $34.6 million at June 30, 2018 to $28.3 million at December 31, 2018, and a decrease in savings deposits of $1.3 million, or 3.6%, from $36.2 million at June 30, 2018 to $34.9 million at December 31, 2018. The Company had $8.7 million in brokered deposits at June 30, 2018 and $11.1 million at December 31, 2018.  The brokered certificates of deposit which have maturity dates greater than twelve months are callable by Home Federal Bank after twelve months pursuant to early redemption provisions.  The decrease in advances from the Federal Home Loan Bank was primarily due to growth in total deposits which replaced advances as a source of funds.

Shareholders’ Equity

Shareholders’ equity increased $1.6 million, or 3.4%, to $48.6 million at December 31, 2018 from $47.0 million at June 30, 2018.  The primary reasons for the changes in shareholders’ equity from June 30, 2018 were net income of $2.4 million, the decrease in the Company’s accumulated other comprehensive loss of $163,000, the vesting of recognition and retention plan awards, stock incentive plan share awards and stock options, and the release of employee stock ownership plan shares totaling $413,000, and proceeds from the issuance of common stock from the exercise of stock options of $198,000. These increases in shareholders’ equity were partially offset by the acquisition of Company stock of $1.0 million, dividends paid totaling $529,000.

The Bank is required to meet minimum capital standards promulgated by the OCC.  At December 31, 2018, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2018 and 2017

General

Net income amounted to $1.2 million for the three months ended December 31, 2018 compared to $361,000 for the same period in 2017, an increase of $814,000, or 225.5%.  The increase was primarily due to a decrease of $749,000,  or 67.4%, in provision for income taxes, a $190,000, or 5.1%, increase in net interest income, a decrease of $33,000, or 1.2%, in non-interest expense, along with a decrease of $100,000, or 50.0%, in provision for loan losses, partially offset by a decrease of $258,000, or 37.0%, in non-interest income.  The decrease in the provision for income taxes was primarily due to the Tax Cuts and Jobs Act (the “Tax Act”) signed into law on December 22, 2017 which reduced the Company’s effective tax rate for the three months ended December 31, 2018 combined with the $642,000 re-measurement charge of the Company’s net deferred tax asset during the prior year quarterly period.

Net income amounted to $2.4 million for the six months ended December 31, 2018 compared to net income of $1.4 million for the same period in 2017, an increase of $1.0 million, or 74.8%. The increase was primarily due to a $1.0 million, or 59.8%, decrease in the provision for income tax expense and  a $336,000, or 4.5%, increase in net interest income partially offset by a decrease of $150,000, or 30.0%, in provision for loan losses, and a decrease of $88,000, or 1.6%, in non-interest expense offset by a decrease of $557,000, or 33.5%, in non-interest income. As was the case for the quarter, the decrease in the provision for income taxes for the six months ended December 31, 2018 over the same prior year period was primarily due to the reduction in the Company’s effective tax rate combined with the $642,000 re-measurement charge of the Company’s net deferred tax asset as a result of the Tax Act during the six months ended December 31, 2017.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2018 and 2017 (continued)

Net Interest Income

The increase in net interest income for the three months ended December 31, 2018 was primarily due to a $409,000, or 8.9%, increase in total interest income, primarily due to an increase in the average rate of loans receivable, partially offset by an increase of $219,000, or 25.6%, in interest expense. The cost of funds from Federal Home Loan Bank borrowings decreased $75,000, or 64.1%, compared to the prior year three month period and interest paid on deposits increased $292,000, or 39.6%, compared to the prior year three month period. Interest paid on other borrowings increased $2,000 compared to the prior year three month period. The Company’s average interest rate spread was 3.58% for the three months ended December 31, 2018 compared to 3.54% for the three months ended December 31, 2017. The Company’s net interest margin was 3.86% for the three months ended December 31, 2018 compared to 3.76% for the three months ended December 31, 2018. The increase in net interest margin on a comparative quarterly basis was primarily the result of an increase of 33 basis points in average yield on average balances of loans receivable for the three months ended December 31, 2018 compared to the prior quarterly period.

Net interest income for the six months ended December 31, 2018 was $7.8 million, an increase of $336,000, or 4.5%, in comparison to the six months ended December 31, 2017.  The increase in net interest income for the six month period was primarily due to a $702,000, or 7.6%, increase in total interest income, partially offset by an increase of $366,000, or 21.4%, in interest expense.  The cost of funds from Federal Home Loan Bank borrowings decreased $151,000, or 57.9%, compared to the prior year six month period and interest paid on deposits increased $514,000, or 35.6%, compared to the prior year six month period.  Interest paid on other borrowing increased $3,000 compared to the prior six month period.  The Company’s average interest rate spread was 3.59% for the six months ended December 31, 2018, compared to 3.53% for the six months ended December 31, 2017. The Company’s net interest margin was 3.86% for the six months ended December 31, 2018, compared to 3.75% for the six months ended December 31, 2017.  The increase in the average interest rate spread is attributable primarily to an increase of 29 basis points in average yield on average balances of loans receivable.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market area, and other factors related to the collectability of Home Federal Bank’s loan portfolio, a provision for loan losses of $100,000 and $350,000 was made during the three and six months ended December  31, 2018, respectively, compared to a $200,000 and $500,000 provision made during the three and six months ended December 31, 2017. The allowance for loan losses was $3.5 million, or 1.06% of total loans receivable, at December 31, 2018 compared to $3.4 million, or 1.07% of total loans receivable, at December 31, 2017.  At December 31, 2018, Home Federal Bank had $670,000 in non-performing loans and $747,000 in foreclosed assets which totaled $1.4 million in non-performing assets.  At December 31, 2017, Home Federal Bank had $2.7 million in non-performing loans and $540,000 in other real-estate owned. At December 31, 2018, the Company had four single family residential loans, one commercial business loan, and five loans to one borrower consisting of two commercial real estate loans, two non-real estate loans, and one single family residential loan classified as substandard compared to eight single family residential loans, two line of credit loans, one commercial business loan, and five loans to one borrower consisting of two commercial real estate loans, two non-real estate loans, and one single family residential loan classified as substandard at June 30, 2018. There were no loans classified as doubtful at December 31, 2018 or December 31, 2017. At December 31, 2018 the Bank had troubled debt restructurings involving one commercial loan with a balance of $122,000, one single family residential loan totaling $273,000, and five loans to one borrower consisting of two commercial real estate loans, two non-real estate loans, and one one-to-four family residential loan totaling $4.6 million.  At December 31, 2017 the Bank had troubled debt restructurings involving nine commercial loan contracts to one borrower with a recorded investment of approximately $1.6 million along with another troubled debt restructuring at December 31, 2017 consisting of  five loans to one borrower consisting of two commercial real estate loans, two non-real estate loans, and one one-to-four family residential loan totaling $4.7 million   There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2018 and 2017 (continued)

Non-interest Income

The $258,000 decrease in non-interest income for the three months ended December 31, 2018, compared to the prior year quarterly period, was primarily due to an increase of $229,000 in loss on sale of real estate, and a $56,000 decrease in gain on sale of mortgage loans, partially offset by an increase of $17,000 in service charges on deposit accounts, and an increase of $10,000 in other income.

Total non-interest income amounted to $1.1 million for the six months ended December 31, 2018, a decrease of $557,000, or 33.5%, compared to $1.7 million for the same period in 2017.  The decrease was primarily due to decreases of $269,000 in gain on sale of loans, an increase of $227,000 in loss on sale of real estate, a decrease of $95,000 in gain on sale of securities, and a $1,000 decrease in income from bank owned life insurance, partially offset by a $28,000 increase in service charges on deposit accounts, and a $7,000 increase in other non-interest income.  The Company sells most of its long term fixed rate residential mortgage loan originations primarily in order to manage interest rate risk.  The decrease in gain on sale of loans reflects a reduced emphasis on the Company’s mortgage banking operations in recent periods and fewer loans originated for sale.

Non-interest Expense

The $33,000 decrease in non-interest expense for the three months ended December 31, 2018, compared to the same period in 2017, is primarily attributable to decreases of $34,000 in compensation and benefits expense, $32,000 in occupancy and equipment expense, $18,000 in data processing expense, $18,000 in deposit insurance premiums, $9,000 in loan and collection expense, $6,000 in franchise and bank shares tax expense, and $4,000 in audit and examination fees.  The decreases were partially offset by increases of $54,000 in advertising expense, $19,000 in other expense, and $15,000 in legal fees.

Total non-interest expense decreased $88,000, or 1.6%, for the six months ended December 31, 2018 compared to the same six month period in 2017. The decrease in non-interest expense for the six months ended December 31, 2018, compared to the same period in 2017, is primarily attributable to decreases of $133,000 in compensation and benefits expense, $35,000 in data processing expense, $27,000 in loan and collection expense, $22,000 in occupancy and equipment expense, $16,000 in deposit insurance premiums, $7,000 in other non-interest expenses, and $4,000 in franchise and bank shares tax expense.  These decreases were partially offset by increases of $75,000 in real estate owned valuation expense, $72,000 in advertising expense, $8,000 in legal fees, and $1,000 in audit and examination fees.

The aggregate compensation expense recognized by the Company for its Stock Option, Share Award, ESOP, and Recognition and Retention Plans amounted to $152,000 and $413,000 for the three and six months ended December 31, 2018, respectively, compared to $154,000 and $303,000 for the three and six months ended December 31, 2017, respectively.

The Louisiana bank shares tax is assessed on the Bank’s equity and earnings.  For the three and six months ended December 31, 2018, the Company recognized franchise and bank shares tax expense of $97,000 and $197,000, respectively, compared to $103,000 and $201,000 for the same periods in 2017.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2018 and 2017 (continued)

Income Taxes

Income taxes amounted to $363,000 and $677,000 for the three and six months ended December 31, 2018, respectively, resulting in an effective tax rate of 23.60% and 22.06%.  Income taxes amounted to $1.1 million and $1.7 million for the three and six months ended December 31, 2017, respectively.  The decrease in the provision for income taxes was primarily due to the Tax Cuts and Jobs Act (the “Tax Act”) signed into law on December 22, 2017, which reduced the Company’s effective tax rate for the three and six months ended December 31, 2018 over the prior year quarterly period combined with the $642,000 re-measurement charge of the Company’s net deferred tax asset during the prior year quarterly period.

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

	Three Months Ended December 31,
	2018			2017
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$327,893	$4,569	5.53%	$326,397	$4,280	5.20%
Investment securities	58,704	333	2.25	58,740	280	1.89
Interest-earning deposits	16.526	94	2.26	8,211	27	1.30
Total interest-earning assets	$403,123	4,996	4.92%	$393,348	4,587	4.63%
Non-interest-earning assets	28,394			25,626
Total assets	$431,517			$418,974
Interest-bearing liabilities:
Savings accounts	$35,685	48	0.53%	$37,317	50	0.50%
NOW accounts	30,172	41	0.54	34,664	41	0.47
Money market accounts	70,292	168	0.95	41,836	41	0.39
Certificate accounts	177,615	773	1.73	168,085	606	1.43
Total interest-bearing deposits	313,764	1,030	1.30	281,902	738	1.04
Other bank borrowings	206	3	3.85	126	1	3.15
FHLB advances	5,334	42	3.12	30,534	117	1.53
Total interest-bearing liabilities	$319,304	1,075	1.34%	$312,562	856	1.09%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	60,827			58,603
Other liabilities	2,996			1,005
Total liabilities	383,127			372,044
Total Stockholders’ Equity(1)	48,390			46,930

Total liabilities and equity	$431,517			$418,974

Net interest-earning assets	$83,820			$80,912

Net interest income; average interest rate spread(2)		$3,921	3.58%		$3,731	3.54%
Net interest margin(3)			3.86%			3.76%
Average interest-earning assets to average interest-bearing liabilities			126.25%			125.90%

 __________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2018 and 2017 (continued)

	Six Months Ended December 31,
	2018			2017
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$326,807	$9,063	5.50%	$326,128	$8,564	5.21%
Investment securities	58,179	645	2.20	59,647	551	1.83
Interest-earning deposits	16,374	174	2.11	9,895	65	1.30
Total interest-earning assets	$401,360	9,882	4.88%	$395,670	9,180	4.60%
Non-interest-earning assets	28,511			26,050
Total assets	$429,871			$421,720
Interest-bearing liabilities:
Savings accounts	$35,890	97	0.54%	$36,536	98	0.53%
NOW accounts	31,626	83	0.52	35,472	85	0.48
Money market accounts	70,294	319	0.90	41,659	79	0.38
Certificate accounts	172,252	1,460	1.68	166,288	1,183	1.41
Total interest-bearing deposits	310,062	1,959	1.25	279,955	1,445	1.02
Other bank borrowings	202	4	3.93	62	1	3.20
FHLB advances	7,924	110	2.75	36,634	261	1.41
Total interest-bearing liabilities	$318,188	2,073	1.29%	$316,651	1,707	1.07%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	61,012			57,159
Other liabilities	2,902			1,117
Total liabilities	382,102			374,927
Total Stockholders’ Equity(1)	47,769			46,793

Total liabilities and equity	$429,871			$421,720

Net interest-earning assets	$83,172			$78,956

Net interest income; average interest rate spread(2)		$7.809	3.59%		$7.473	3.53%
Net interest margin(3)			3.86%			3.75%
Average interest-earning assets to average interest-bearing liabilities			126.14%			124.93%
____________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings, and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets which provide liquidity to meet lending requirements.  Home Federal Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $1.6 million at December 31, 2018.

A significant portion of Home Federal Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents.   Home Federal Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At December 31, 2018, Home Federal Bank had $1.5 million in advances from the Federal Home Loan Bank of Dallas and had $150.0 million in additional borrowing capacity.  Additionally, at December 31, 2018, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $15.5 million. There were no amounts purchased under this agreement as of December 31, 2018.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

At December 31, 2018, Home Federal Bank had outstanding loan commitments of $38.1 million to originate loans and commitments under unused lines of credit of $9.7 million.  At December 31, 2018, certificates of deposit scheduled to mature in less than one year totaled $95.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale, as needed.

At December 31, 2018, Home Federal Bank exceeded each of its regulatory capital requirements with tangible, common equity Tier 1, core, and risk-based capital ratios of 11.47%, 16.81%, 11.47%, and 18.00%, respectively.

Off-Balance Sheet Arrangements

At December 31, 2018, the Company did not have any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.

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

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management, as well as assumptions made by and information currently available to management.  In addition, in those and other portions of this document the words “anticipate”, “believe”, “estimate”, “except”, “intend”, “should”, and similar expressions, or the negative thereof, as they relate to the Company or the Company’s management are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties, and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary from those described herein as anticipated, believed, estimated, expected, or intended.  The Company does not intend to update these forward-looking statements.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

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

The Company’s repurchases of its common stock made during the quarter ended December 31, 2018 are set forth in the table below, including stock-for-stock option exercises:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)(b)
October 1, 2018 – October 31, 2018	10,000	$34.14	10,000	19,377
November 1, 2018 – November 30, 2018	10,000	31.80	10,000	9,377
December 1, 2018 – December 31, 2018	4,311	31.30	4,311	100,066
Total	24,311	$32.67	24,311
______________
Notes to this table:

(a)
On October 12, 2016, the Company announced that its Board of Directors approved a seventh stock repurchase program for the repurchase of up to 97,000 shares. The repurchase program does not have an expiration date.

(b)
On December 12, 2018, the Company announced that its Board of Directors approved an eighth stock repurchase program for the repurchase of up to 95,000 shares to commence after the completion of the seventh stock repurchase program. As of December 31, 2018, there were 5,066 shares remaining for repurchase under the seventh stock repurchase program. The repurchase program does not have an expiration date.

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

Date: February 11, 2019
/s/Glen W. Brown
Glen W. Brown
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)