Form 10-Q
period 2019-03-31
Home Federal Bancorp, Inc. of Louisiana
filed 2019-05-14
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2019
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)
(318) 222-1145
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $.01 per share)	HFBL	Nasdaq Stock Market, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes  [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	[ ] Yes	[X] No

Shares of common stock, par value $.01 per share, outstanding as of May 14, 2019: The registrant had 1,849,990 shares of common stock outstanding.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31, 2019	June 30, 2018
	(In Thousands)

ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $5,234 and $11,974 for March 31, 2019 and June 30, 2018, Respectively)	$11,413	$15,867
Securities Available-for-Sale	43,113	29,324
Securities Held-to-Maturity (Fair Value of $25,553 and $27,818, Respectively)	25,967	28,888
Loans Held-for-Sale	5,457	6,762
Loans Receivable, Net of Allowance for Loan Losses of $3,580 and $3,425, Respectively	323,783	317,493
Accrued Interest Receivable	1,289	1,146
Premises and Equipment, Net	13,538	12,243
Bank Owned Life Insurance	6,913	6,808
Deferred Tax Asset	1,044	1,102
Foreclosed Assets	1,200	1,177
Other Assets	640	840

Total Assets	$434,357	$421,650

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$382,108	$360,260
Advances from Borrowers for Taxes and Insurance	459	725
Short-term Federal Home Loan Bank advances	292	5,282
Long-term Federal Home Loan Bank advances	1,134	6,355
Other Borrowings	--	300
Other Accrued Expenses and Liabilities	1,381	1,691
Total Liabilities	385,374	374,613

STOCKHOLDERS’ EQUITY
Preferred Stock – $.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	--	--
Common Stock – $.01 Par Value; 40,000,000 Shares Authorized; 1,854,990 and 1,894,081 Shares Issued and Outstanding at March 31, 2019 and June 30, 2018, Respectively	23	23
Additional Paid-in Capital	35,794	35,057
Unearned ESOP Stock	(1,013)	(1,100)
Unearned RRP Trust Stock	2	(22)
Retained Earnings	14,818	14,125
Accumulated Other Comprehensive Loss	(641)	(1,046)

Total Stockholders’ Equity	48,983	47,037

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$434,357	$421,650

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2019	2018	2019	2018
	(In Thousands, Except per Share Data)
INTEREST INCOME
Loans, Including Fees	$4,530	$4,179	$13,593	$12,743
Investment Securities	16	12	45	35
Mortgage-Backed Securities	396	298	1,012	826
Other Interest-Earning Assets	60	19	234	84
Total Interest Income	5,002	4,508	14,884	13,688

INTEREST EXPENSE
Deposits	1,149	768	3,108	2,213
Federal Home Loan Bank Borrowings	17	92	127	352
Other Borrowings	2	2	6	4
Total Interest Expense	1,168	862	3,241	2,569
Net Interest Income	3,834	3,646	11,643	11,119

PROVISION FOR LOAN LOSSES	100	350	450	850
Net Interest Income after Provision for Loan Losses	3,734	3,296	11,193	10,269

NON-INTEREST INCOME
Gain on Sale of Loans	305	285	1,071	1,320
(Loss) Gain on Sale of Real Estate and Fixed Assets	(117)	--	(345)	1
Gain on Sale of Securities	--	--	--	94
Income on Bank Owned Life Insurance	35	35	105	105
Service Charges on Deposit Accounts	246	223	712	660
Other Income	14	13	49	41
Total Non-Interest Income	483	556	1,592	2,221

NON-INTEREST EXPENSE
Compensation and Benefits	1,632	1,565	4,795	4,860
Occupancy and Equipment	323	345	971	1,017
Data Processing	108	165	405	497
Audit and Examination Fees	62	67	189	194
Franchise and Bank Shares Tax	97	96	295	296
Advertising	89	47	232	117
Legal Fees	136	107	433	396
Loan and Collection	83	53	209	205
Real Estate Owned Valuation Adjustment	--	--	75	--
Deposit Insurance Premium	7	27	59	95
Other Expense	184	201	556	582
Total Non-Interest Expense	2,721	2,673	8,219	8,259
Income Before Income Taxes	1,496	1,179	4,566	4,231

PROVISION FOR INCOME TAX EXPENSE	307	158	984	1,840
Net Income	$1,189	$1,021	$3,582	$2,391
EARNINGS PER COMMON SHARE:
Basic	$0.68	$0.57	$2.02	$1.33
Diluted	$0.63	$0.54	$1.88	$1.26
DIVIDENDS DECLARED	$0.14	$0.12	$0.42	$0.36

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2019	2018	2019	2018
	(In Thousands)		(In Thousands)
Net Income	$1,189	$1,021	$3,582	$2,391

Other Comprehensive Income (Loss), Net of Tax
Unrealized Holding Gain /(Loss) on Securities Available-for-Sale, Net of Tax of $64 and $106 in 2019 and $179 and $270 in 2018	242	(473)	405	(712)

Total Comprehensive Income	$1,431	$548	$3,987	$1,679

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE AND NINE MONTHS ENDED MARCH 31, 2019 AND 2018
(Unaudited)
Three Months Ended

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
				(In Thousands)
BALANCE – December 31, 2017	$23	$34,874	$(1,158)	$(22)	$12,806	$(591)	$45,932

Net Income	--	--	--	--	1,021	--	1,021

Changes in Unrealized Loss on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	116	(473)	(357)

RRP Shares Earned	--	--	--	--	--	--	--

Stock Options Vested	--	34	--	--	--	--	34

Common Stock Issuance for Stock Option Exercises	--	--	--	--	--	--	--

ESOP Compensation Earned	--	55	29	--	--	--	84

Company Stock Purchased	--	--	--	--	(75)	--	(75)

Dividends Declared	--	--	--	--	(229)	--	(229)

BALANCE – March 31, 2018	$23	$34,963	$(1,129)	$(22)	$13,639	$(1,064)	$46,410

BALANCE – December 31, 2018	$23	$35,586	$(1,042)	$2	$14,952	$(883)	$48,638

Net Income	--	--	--	--	1,189	--	1,189

Changes in Unrealized Loss on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	242	242

Share Awards Earned	--	--	--	--	--	--	--

RRP Shares Earned	--	--	--	--	--	--	--

Stock Options Vested	--	37	--	--	--	--	37

Common Stock Issuance for Stock Option Exercises	--	111	--	--	--	--	111

ESOP Compensation Earned	--	60	29	--	--	--	89

Company Stock Purchased	--	--	--	--	(1,060)	--	(1,060)

Dividends Declared	--	--	--	--	(263)	--	(263)

BALANCE – March 31, 2019	$23	$35,794	$(1,013)	$2	$14,818	$(641)	$48,983

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE AND NINE MONTHS ENDED MARCH 31, 2019 AND 2018
(Unaudited)
Nine Months Ended
	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
				(In Thousands)
BALANCE – June 30, 2017	$23	$34,516	$(1,215)	$(46)	$13,320	$(352)	$46,246

Net Income	--	--	--	--	2,391	--	2,391

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	116	(712)	(596)

RRP Shares Earned	--	--	--	24	--	--	24

Stock Options Vested	--	102	--	--	--	--	102

Common Stock Issuance for Stock Option Exercises	--	191	--	--	--	--	191

ESOP Compensation Earned	--	154	86	--	--	--	240

Company Stock Purchased	--	--	--	--	(1,493)	--	(1,493)

Dividends Declared	--	--	--	--	(695)	--	(695)

BALANCE – March 31, 2018	$23	$34,963	$(1,129)	$(22)	$13,639	$(1,064)	$46,410

BALANCE – June 30, 2018	$23	$35,057	$(1,100)	$(22)	$14,125	$(1,046)	$47,037

Net Income	--	--	--	--	3,582	--	3,582

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	405	405

Share Awards Earned	--	135	--	--	--	--	135

RRP Shares Earned	--	--	--	24	--	--	24

Stock Options Vested	--	105	--	--	--	--	105

Common Stock Issuance for Stock Option Exercises	--	309	--	--	--	--	309

ESOP Compensation Earned	--	188	87	--	--	--	275

Company Stock Purchased	--	--	--	--	(2,097)	--	(2,097)

Dividends Declared	--	--	--	--	(792)	--	(792)

BALANCE – March 31, 2019	$23	$35,794	$(1,013)	$2	$14,818	$(641)	$48,983

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2019	2018
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,582	$2,391
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Bad Debt Recovery	2	25
Net Amortization and Accretion on Securities	79	130
Loss/(Gain) on Sale of Real Estate	345	(1)
Gain on Sale of Loans	(1,071)	(1,320)
Gain on Sale of Securities	--	(94)
Amortization of Deferred Loan Fees	(147)	(115)
Depreciation of Premises and Equipment	363	378
ESOP Expense	275	240
Stock Option Expense	105	102
Recognition and Retention Plan Expense	21	21
Deferred Income Tax	(58)	444
Valuation Adjustment Real Estate Owned	75	60
Provision for Loan Losses	450	850
Increase in Cash Surrender Value on Bank Owned Life Insurance	(105)	(105)
Share Awards Expense	102	101
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(42,338)	(58,068)
Loans Held-for-Sale – Sale and Principal Repayments	44,713	67,631
Accrued Interest Receivable	(143)	(81)
Other Operating Assets	200	374
Other Operating Liabilities	(310)	(428)

Net Cash Provided by Operating Activities	6,140	12,535

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(6,977)	(2,953)
Deferred Loan Fees Collected	89	221
Acquisition of Premises and Equipment	(2,412)	(178)
Proceeds from Sale of Real Estate	469	--
Activity in Available-for-Sale Securities:
Principal Payments on Mortgage-Backed Securities	5,154	6,262
Sale of Securities	--	3,555
Purchases of Securities	(18,496)	(7,717)
Activity in Held-to-Maturity Securities:
Principal Payments on Mortgage-Backed Securities	2,952	2,217
Purchase of Securities	--	(1,174)

Net Cash (Used in) Provided by Investing Activities	(19,221)	233

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	March 31,
	2019	2018
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$21,848	$18,149
Proceeds from Federal Home Loan Bank Advances	--	183,775
Repayments of Advances from Federal Home Loan Bank	(10,210)	(215,976)
Repayments of Other Borrowings	(750)	(350)
Net Decrease in Advances from Borrowers for Taxes and Insurance	(266)	(183)
Dividends Paid	(792)	(695)
Company Stock Purchased	(2,097)	(1,493)
Proceeds from Stock Options Exercised	309	191
Proceeds from Other Bank Borrowings	450	350
Plan Share Distributions	135	--

Net Cash Provided by (Used in) Financing Activities	8,627	(16,232)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,454)	(3,464)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	15,867	11,905

CASH AND CASH EQUIVALENTS - END OF PERIOD	$11,413	$8,441

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$2,603	$2,407
Income Taxes Paid	1,068	1,236
Market Value Adjustment for Gain (Loss) on Securities Available-for-Sale	513	(814)

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (“Home Federal Bank” or the “Bank”).  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the nine month period ended March 31, 2019 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2019.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2019.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank’s customers by nine full-service banking offices and home office, located in Caddo and Bossier Parishes, Louisiana.  The Bank opened its seventh full-service banking office during the quarter ended March 31, 2019.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of March 31, 2019, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

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

Non-Direct Response Advertising

The Company expenses all advertising costs, except for direct-response advertising, as incurred.  Non-direct response advertising costs were $232,000 and $117,000 for the nine months ended March 31, 2019 and 2018, respectively.

In the event the Company incurs expense for material direct-response advertising, it will be amortized over the estimated benefit period.  Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits.  For the nine months ended March 31, 2019 and 2018, the Company did not incur any amount of direct-response advertising.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.          Securities

The amortized cost and fair value of securities with gross unrealized gains and losses follows:
	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$8,508	$14	$310	$8,212
FNMA Mortgage-Backed Certificates	26,384	88	343	26,129
GNMA Mortgage-Backed Certificates	9,033	1	262	8,772

Total Debt Securities	43,925	103	915	43,113

Total Securities Available-for-Sale	$43,925	$103	$915	$43,113

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$1,141	$--	$28	$1,113
FNMA Mortgage-Backed Certificates	21,935	--	386	21,549

Total Debt Securities	23,076	--	414	22,662

Equity Securities (Non-Marketable)
26,408 Shares – Federal Home Loan Bank	2,641	--	--	2,641
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,891	--	--	2,891

Total Securities Held-to-Maturity	$25,967	$--	$414	$25,553

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$7,601	$2	$518	$7,085
FNMA Mortgage-Backed Certificates	12,465	1	554	11,912
GNMA Mortgage-Backed Certificates	10,581	2	256	10,327

Total Debt Securities	30,647	5	1,328	29,324

Total Securities Available-for-Sale	$30,647	$5	$1,328	$29,324

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Securities	$1,160	$--	$45	$1,115
FNMA Mortgage-Backed Securities	24,882	--	1,025	23,857

Total Debt Securities	26,042	--	1,070	24,972

Equity Securities (Non-Marketable)
25,959 Shares – Federal Home Loan Bank	2,596	--	--	2,596
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,846	--	--	2,846

Total Securities Held-to-Maturity	$28,888	$--	$1,070	$27,818

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.          Securities (continued)

The amortized cost and fair value of securities by contractual maturity at March 31, 2019 follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Debt Securities
Within One Year or Less	$35	$36	$--	$--
One through Five Years	15,538	15,227	--	--
After Five through Ten Years	17,507	16,941	--	--
Over Ten Years	10,845	10,909	23,076	22,662
	43,925	43,113	23,076	22,662

Other Equity Securities	--	--	2,891	2,891

Total	$43,925	$43,113	$25,967	$25,553

Securities available-for-sale totaling $18.5 million were purchased during the nine months ended March 31, 2019.

The following tables show information pertaining to gross unrealized losses on securities available-for-sale at March 31, 2019 and June 30, 2018 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	March 31, 2019
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$126	$4,265	$789	$20,839

Total Securities Available-for-Sale	$126	$4,265	$789	$20,839

	June 30, 2018
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$71	$4,709	$1,257	$24,547

Total Securities Available-for-Sale	$71	$4,709	$1,257	$24,547

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.          Securities (continued)

The unrealized losses on the Company’s investment in mortgage-backed securities at March 31, 2019 and June 30, 2018 were caused by interest rate changes.  The contractual cash flows of these investments are guaranteed by agencies of the U.S. Government.  Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2019.

The Company’s investment in equity securities consists primarily of FHLB stock and shares of First National Bankers Bankshares, Inc. (“FNBB”).  Management monitors its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

At March 31, 2019, securities with a carrying value of $2.4 million were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $149.1 million were pledged to secure FHLB advances.

3.          Loans Receivable

Loans receivable are summarized as follows:

	March 31, 2019	June 30, 2018
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$120,144	$121,257
Commercial	81,732	74,416
Multi-Family Residential	46,150	38,079
Land	18,908	20,474
Construction	10,116	11,921
Equity and Second Mortgage	1,289	1,541
Equity Lines of Credit	16,521	17,387

Total Mortgage Loans	294,860	285,075

Commercial Loans	32,043	35,458
Consumer Loans
Loans on Savings Accounts	461	462
Other Consumer Loans	203	185

Total Consumer Loans	664	647
Total Loans	327,567	321,180

Less: Allowance for Loan Losses	(3,580)	(3,425)
Unamortized Loan Fees	(204)	(262)

Net Loans Receivable	$323,783	$317,493

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.          Loans Receivable (continued)

Following is a summary of changes in the allowance for loan losses:

	Nine Months Ended March 31,
	2019	2018
	(In Thousands)
Balance - Beginning of Period	$3,425	$3,729
Provision for Loan Losses	450	850
Loan Charge-Offs	(297)	(911)
Recoveries	2	25
Balance - End of Period	$3,580	$3,693

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present the grading of loans, segregated by class of loans, as of March 31, 2019 and June 30, 2018:

		Special
March 31, 2019	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$119,530	$18	$596	$--	$120,144
Commercial	78,422	--	3,310	--	81,732
Multi-Family Residential	46,150	--	--	--	46,150
Land	15,638	--	2,980	290	18,908
Construction	10,116	--	--	--	10,116
Equity and Second Mortgage	1,197	62	30	--	1,289
Equity Lines of Credit	16,521	--	--	--	16,521
Commercial Loans	31,464	--	579	--	32,043
Consumer Loans	664	--	--	--	664

Total	$319,702	$80	$7,495	$290	$327,567

June 30, 2018	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$120,317	$652	$996	$--	$121,257
Commercial	74,416	--	4,060	--	74,416
Multi-Family Residential	38,079	--	--	--	38,079
Land	20,474	--	--	--	20,474
Construction	11,921	--	--	--	11,921
Equity and Second Mortgage	1,541	--	--	--	1,541
Equity Lines of Credit	17,300	--	87	--	17,387
Commercial Loans	29,817	--	873	--	35,458
Consumer Loans	647	--	--	--	647

Total	$314,512	$652	$6,016	$--	$321,180

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present an aging analysis of past due loans, segregated by class of loans, as of March 31, 2019 and June 30, 2018:

March 31, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment >90 Days and Accruing
				(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,238	$1,495	$1,230	$4,963	$115,181	$120,144	$296
Commercial	--	--	--	--	81,732	81,732	--
Multi-Family Residential	--	--	--	--	46,150	46,150	--
Land	--	--	3,270	3,270	15,638	18,908	3,270
Construction	--	--	--	--	10,116	10,116	--
Equity and Second Mortgage	46	--	--	46	1,243	1,289	--
Equity Lines of Credit	32	49	--	81	16,440	16,521	--
Commercial Loans	87	--	171	258	31,785	32,043	49
Consumer Loans	--	--	--	--	664	664	--

Total	$2,403	$1,544	$4,671	$8,618	$318,949	$327,567	$3,615

June 30, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment >90 Days and Accruing
				(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,481	$230	$1,954	$3,665	$117,592	$121,257	$680
Commercial	--	--	--	--	74,416	74,416	--
Multi-Family Residential	--	--	--	--	38,079	38,079	--
Land	--	--	--	--	20,474	20,474	--
Construction	--	--	--	--	11,921	11,921	--
Equity and Second Mortgage	--	--	--	--	1,541	1,541	--
Equity Lines of Credit	134	59	117	310	17,077	17,387	30
Commercial Loans	--	--	416	416	35,042	35,458	--
Consumer Loans	--	--	--	--	647	647	--

Total	$1,615	$289	$2,487	$4,391	$316,789	$321,180	$710

There was no interest income recognized on non-accrual loans during the nine months ended March 31, 2019 or year ended June 30, 2018. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the nine months ended March 31, 2019 and the year ended June 30, 2018 was approximately $19,000 and $126,000, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the nine months ended March 31, 2019 was as follows:

	Real Estate Loans
						Home
						Equity
						Loans and
	1-4 Family		Multi-			Lines of	Commercial	Consumer
March 31, 2019	Residential	Commercial	Family	Land	Construction	Credit	Loans	Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,166	$436	$256	$161	$163	$311	$929	$3	$3,425
Charge-Offs	(277)	--	--	--	--	(20)	--	--	(297)
Recoveries	--	--	--	--	--	2	--	--	2
Current Provision	125	125	87	316	(49)	(141)	(13)	--	450
Ending Balances	$1,014	$561	$343	$477	$114	$152	$916	$3	$3,580

Evaluated for Impairment:
Individually	--	238	--	--	--	--	--	--	238
Collectively	1,014	323	343	477	114	152	916	3	3,342

Loans Receivable:
Ending Balances - Total	$120,144	$81,732	$46,150	$18,908	$10,116	$17,810	$32,043	$664	$327,567
Ending Balances:
Evaluated for Impairment:
Individually	614	3,310	--	3,270	--	92	579	--	7,865
Collectively	$119,580	$78,422	$46,150	$15,638	$10,116	$17,718	$31,464	$664	$319,702

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the year ended June 30, 2018 was as follows:

	Real Estate Loans
June 30, 2018	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,822	$353	$73	$203	$147	$142	$979	$10	$3,729
Charge-Offs	(797)	--	--	(109)	--	(217)	(250)	(7)	(1,380)
Recoveries	5	--	--	20	--	1	--	--	26
Current Provision	136	83	183	47	16	385	200	--	1,050
Ending Balances	$1,166	$436	$256	$161	$163	$311	$929	$3	$3,425

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,166	436	256	161	163	311	929	3	3,425

Loans Receivable:
Ending Balances - Total	$121,257	$74,416	$38,079	$20,474	$11,921	$18,928	$35,458	$647	$321,180
Ending Balances:
Evaluated for Impairment:
Individually	1,648	4,060	--	--	--	87	873	--	6,668
Collectively	$119,609	$70,356	$38,079	$20,474	$11,921	$18,841	$34,585	$647	$314,512

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the nine months ended March 31, 2018 was as follows:

	Real Estate Loans
March 31, 2018	1-4 Family Residential	Commercial	Multi-Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,822	$353	$73	$203	$147	$142	$979	$10	$3,729
Charge-Offs	--	--	--	(109)	--	(5)	(797)	--	(911)
Recoveries	5	--	--	20	--	--	--	--	25
Current Provision	(735)	146	99	41	67	58	1,181	(7)	850
Ending Balances	$1,092	$499	$172	$155	$214	$195	$1,363	$3	$3,693

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,092	499	172	155	214	195	1,363	3	3,693

Loans Receivable:
Ending Balances – Total	$123,555	$75,029	$34,092	$19,690	$10,264	$21,104	$33,810	$618	$318,162
Ending Balances:
Evaluated for Impairment:
Individually	1,225	4,212	--	--	--	172	2,061	--	7,700
Collectively	$122,300	$70,817	$34,092	$19,690	$10,264	$20,932	$31,749	$618	$310,462

The following tables present loans individually evaluated for impairment, segregated by class of loans, as of March 31, 2019 and June 30, 2018:

March 31, 2019	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$614	$538	$76	$614	$--	$619
Commercial	3,310	--	3,310	3,310	238	3,877
Multi-Family Residential	--	--	--	--	--	--
Land	3,270	--	3,270	3,270	--	2,952
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	92	92	--	92	--	73
Commercial Loans	579	--	579	579	--	640
Consumer Loans	--	--	--	--	--	--

Total	$7,865	$630	$7,235	$7,865	$238	$8,161

June 30, 2018	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,648	$1,648	$--	$1,648	$--	$1,687
Commercial	4,060	4,060	--	4,060	--	4,186
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	87	87	--	87	--	87
Commercial Loans	873	873	--	873	--	877
Consumer Loans	--	--	--	--	--	--

Total	$6,668	$6,668	$--	$6,668	$--	$6,837

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

Information about the Company’s TDRs is as follows (in thousands):

	March 31, 2019
		Past Due Greater	Nonaccrual
	Current	Thank 30 Days	TDRs	Total TDRs
Commercial business	$457	$122	$122	$579
1-4 Family Residential	76	--	--	76
Commercial real estate	3,310	--	--	3,310

	June 30, 2018
		Past Due Greater	Nonaccrual
	Current	Than 30 Days	TDRs	Total TDRs
Commercial business	$4,943	$416	$416	$5,359
1-4 Family Residential	1,943	--	--	1,943

For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result, the loan is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of March 31, 2019, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

4.          Deposits

Deposits at March 31, 2019 and June 30, 2018 consist of the following classifications:

	March 31, 2019	June 30, 2018
	(In Thousands)
Non-Interest Bearing	$58,979	$58,001
NOW Accounts	29,678	34,576
Money Markets	73,318	70,175
Passbook Savings	34,030	36,241
	196,005	198,993

Certificates of Deposit	186,103	161,267

Total Deposits	$382,108	$360,260

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.          Earnings Per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three and nine months ended March 31, 2019 and 2018 were calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
	(In Thousands, Except Per Share Data)
Net income	$1,189	$1,021	$3,582	$2,391

Weighted average shares outstanding – basic	1,761	1,793	1,774	1,804
Effect of dilutive common stock equivalents	126	102	117	100
Adjusted weighted average shares outstanding – diluted	1,887	1,895	1,891	1,904

Basic earnings per share	$0.68	$0.57	$2.02	$1.33
Diluted earnings per share	$0.63	$0.54	$1.88	$1.26

For the three months ended March 31, 2019 and 2018, there were outstanding options to purchase 279,916 and 296,551 shares, respectively, at a weighted average exercise price of $18.06 and $17.88 per share, respectively and for the nine months ended March 31, 2019 and 2018, there were average outstanding options to purchase 287,231 and 296,551 shares, respectively, at a weighted average exercise price of $18.06 and $17.88 per share, respectively.  For the quarter ended March 31, 2019 and 2018, 126,239 options and 102,413 options were included in the computation of diluted earnings per share.  For the nine month period ended March 31, 2019 and 2018, 117,473 options and 100,363 options were included in the computation of diluted earnings per share.

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
	(In Thousands)
Average common shares issued	3,062	3,062	3,062	3,062
Average unearned ESOP shares	(103)	(114)	(105)	(116)
Average unearned RRP shares	(1)	(3)	(2)	(3)
Average Company stock purchased	(1,197)	(1,152)	(1,181)	(1,139)

Weighted average shares outstanding	1,761	1,793	1,774	1,804

6.          Stock-Based Compensation

Recognition and Retention Plan

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement (the “Recognition Plan”) as an incentive to retain personnel of experience and ability in key positions.  The aggregate number of shares of the Company’s common stock available for award under the Recognition Plan totaled 77,808 shares, all of which were awarded as of March 31, 2019.

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

The cost associated with the Recognition Plan is based on a share price of $18.92 on July 31, 2014, which represents the fair market price of the Company’s stock on the date on which the Recognition Plan shares were granted. The cost of the Recognition Plan is being recognized over the five year vesting period.  Compensation expense pertaining to the Recognition Plan was $21,000 for both the nine months ended March 31, 2019 and 2018.

Stock Option Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the “2005 Option Plan”) for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2005 Option Plan totaled 158,868 (as adjusted for the exchange ratio).  Both incentive stock options and non-qualified stock options may be granted under the 2005 Option Plan.  The 2005 Stock Option Plan terminated on June 8, 2015, however outstanding stock options will remain in effect for the remainder of their original ten year terms. As of March 31, 2019, there were 12,705 options outstanding under the 2005 Option Plan.

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

On August 19, 2010 and July 31, 2014, the Company granted 21,616 options and 2,133 options, respectively, under the 2005 Option Plan that were previously forfeited (as adjusted for the conversion) at an exercise price of $10.93 and $18.92 per share, respectively.  On January 31, 2012 and July 31, 2014, 165,344 options and 29,178 options, respectively, were granted to directors and employees at an exercise price of $14.70 and $18.92 per share, respectively, under the 2011 Option Plan.  As of March 31, 2019, there were 389 stock options available for future grant under the 2011 Option Plan.

Incentive stock options and non-qualified stock options granted under the Option Plans become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted.  No vesting shall occur after an employee’s employment or service as a director is terminated.  In the event of death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable.  The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of the grant.  For both the nine months ended March 31, 2019 and 2018, compensation expense charged to operations was $105,000.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.          Stock-Based Compensation (continued)

Stock Incentive Plan

On November 12, 2014, the shareholders of the Company approved the adoption of the Company’s 2014 Stock Incentive Plan (the “Stock Incentive Plan”) for the benefit of employees and non-employee directors as an incentive to contribute to the success of the Company and reward employees for outstanding performance and the attainment of targeted goals.  The Stock Incentive Plan covers a total of 150,000 shares, of which no more than 37,500 shares, or 25% of the plan, may be share awards.  The balance of the plan is reserved for stock option awards which would total 112,500 stock options, assuming all the share awards are issued. All incentive stock options granted under the Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  On October 26, 2015, the Company granted a total of 34,500 plan share awards and 103,500 stock options to directors, officers, and other key employees vesting ratably over five years. Of the original grant, 4,500 options were forfeited. During the quarter ended March 31, 2019, 3,000 plan share awards and 13,500 options were granted to employees. The Stock Incentive Plan cost is recognized over the five year vesting period. During the nine months ended March 31, 2019 and 2018 the Company recognized $188,000 and $102,000, respectively, in expenses related to the Stock Incentive Plan.

7.          Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amounts of $2.4 million and $2.6 million at March 31, 2019 and June 30, 2018, respectively.

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

At March 31, 2019 and June 30, 2018, the carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	March 31, 2019		June 30, 2018
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$11,413	$11,413	$15,867	$15,867
Securities Available-for-Sale	43,113	43,113	29,324	29,324
Securities to be Held-to-Maturity	25,967	25,553	28,888	27,818
Loans Held-for-Sale	5,457	5,457	6,762	6,762
Loans Receivable	323,783	313,551	317,493	314,724

Financial Liabilities
Deposits	$382,108	$362,026	$360,260	$345,347
Advances from FHLB	1,426	1,305	11,637	11,517

Off-Balance Sheet Items
Mortgage Loan Commitments	$6,939	$6,939	$5,827	$5,827

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the nine months ended March 31, 2019.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.          Fair Value Disclosures (continued)

Fair values of assets and liabilities measured on a recurring basis at March 31, 2019 and June 30, 2018 are as follows:

	Fair Value Measurements Using:
	Quoted Prices in	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
March 31, 2019	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale Debt Securities
FHLMC	$--	$8,212	$--	$8,212
FNMA	--	26,129	--	26,129
GNMA	--	8,772	--	8,772

Total	$--	$43,113	$--	$43,113

	Fair Value Measurements Using:
	Quoted Prices in	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
June 30, 2018	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale Debt Securities
FHLMC	$--	$7,085	$--	$7,085
FNMA	--	11,912	--	11,912
GNMA	--	10,327	--	10,327

Total	$--	$29,324	$--	$29,324

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

Home Federal Bank operates from its head office in Shreveport, Louisiana and seven full service branch offices located in Shreveport and Bossier City, Louisiana.  The Company’s primary market area is the Shreveport-Bossier City metropolitan area.  The Company offers security brokerage and advisory services through a third party provider at its agency office, which also serves as the office for the commercial lending division and as a loan production office.

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

Discussion of Financial Condition Changes from June 30, 2018 to March 31, 2019

General

At March 31, 2019, the Company reported total assets of $434.4 million, an increase of $12.7 million, or 3.0%, compared to total assets of $421.7 million at June 30, 2018. The increase in assets was comprised primarily of increases in investment securities of $10.9 million, or 18.7%, from $58.2 million at June 30, 2018 to $69.1 million at March 31, 2019, loans receivable, net, of $6.3 million, or 2.0%, from $317.5 million at June 30, 2018 to $323.8 million at March 31, 2019, premises and equipment, net, of $1.3 million, or 10.6%, from $12.2 million at June 30, 2018 to $13.5 million at March 31, 2019,  accrued interest receivable of $143,000, or 12.5%, from $1.1 million at June 30, 2018 to $1.3 million at March 31, 2019. These increases were partially offset by decreases in cash and cash equivalents of $4.5 million, or 28.1%, from $15.9 million at June 30, 2018 to $11.4 million at March 31, 2019, loans held-for-sale of $1.3 million, or 19.3%, from $6.8 million at June 30, 2018 to $5.5 million at March 31, 2019, other assets of $200,000, or 23.8%, from $840,000 at June 30, 2018 to $640,000 at  March 31, 2019, and deferred tax assets of $58,000, or 5.3%, from $1.1 million at June 30, 2018 to $1.0 million at March 31, 2019. The increase in investment securities was primarily due to the purchase $18.5 million of mortgage-backed securities offset by $8.1 million of principal repayments on mortgage-backed securities.  The decrease in loans held-for-sale resulted primarily from a decrease in loans originated for sale during the nine months ended March 31, 2019.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2018 to March 31, 2019 (continued)

Cash and Cash Equivalents

Cash and cash equivalents decreased $4.5 million, or 28.1%, from $15.9 million at June 30, 2018 to $11.4 million at March 31, 2019. The $4.5 million decrease in cash and cash equivalents was used to help fund loan growth and pay off Federal Home Loan Bank advances.

Loans Receivable, Net

Loans receivable, net, increased by $6.3 million, or 2.0%, to $323.8 million at March 31, 2019 compared to $317.5 million at June 30, 2018.  The increase in loans receivable, net was primarily due to increases in multi-family residential loans of $8.1 million, commercial real estate loans of $7.3 million, and other consumer loans of $18,000, partially offset by decreases in commercial non-real estate loans of $3.4 million, construction loans of $1.8 million, land loans of $1.6 million, one-to-four family residential loans of $1.1 million, equity lines of credit of $866,000, equity and second mortgage loans of $252,000, and loans on savings accounts of $1,000.

Loans Held-for-Sale

Loans held-for-sale decreased $1.3 million, or 19.3%, from $6.8 million at June 30, 2018 to $5.5 million at March 31, 2019.  The decrease in loans held-for-sale reflects a reduced emphasis on the Company’s mortgage banking operations in recent periods and a decrease in loans originated for sale during the nine months ended March 31, 2019.

Investment Securities

Investment securities amounted to $69.1 million at March 31, 2019 compared to $58.2 million at June 30, 2018, an increase of $10.9 million, or 18.7%.  The increase in investment securities was primarily due to the purchase of $18.5 million of mortgage-backed securities offset by $8.1 million of principal repayments on mortgage-backed securities.

Premises and Equipment, Net

Premises and equipment, net increased $1.3 million, or 10.6%, to $13.5 million at March 31, 2019 compared to $12.2 million at June 30, 2018, primarily as a result of our new banking office that opened during the quarter ended March 31, 2019.

Asset Quality

At March 31, 2019, the Company had $5.9 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $3.0 million of non-performing assets at June 30, 2018, consisting of one commercial business loan, one commercial unsecured loan, two commercial land and lot development loans, six single-family residential loans, one line of credit loan, one residential lot in other real estate owned, and one single family residential loan in other real estate owned at March 31, 2019, compared to nine single-family residential loans, three line of credit loans, one commercial business loan, one residential lot in other real estate owned, and two single-family residential loans in other real estate owned at June 30, 2018. At March 31, 2019, the Company had six single-family residential loans, one line of credit loan, one commercial business loan, two commercial land and lot development loans, and five loans to one borrower consisting of two commercial real estate loans, two non-real estate loans, and one single-family residential loan classified as substandard, compared to eight single-family residential loans, two lines  of  credit loans, one commercial business loan, and five loans to one borrower, consisting of two commercial real estate loans, two non-real estate loans, and one single-family residential loan classified as substandard at June 30, 2018. There was a portion of a commercial raw land development loan that was classified as doubtful in the amount of $290,000 at March 31, 2019.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2018 to March 31, 2019 (continued)

Total Liabilities

Total liabilities increased $10.8 million, or 2.9%, from $374.6 million at June 30, 2018 to $385.4 million at March 31, 2019 primarily due to an increase in total deposits of $21.8 million, or 6.1%, to $382.1 million at March 31, 2019 compared to $360.3 million at June 30, 2018, partially offset by a decrease of $10.2 million, or 87.7%, in advances from the Federal Home Loan Bank from $11.6 million at June 30, 2018, to $1.4 million at March 31, 2019, a decrease in other liabilities of $310,000, or 2.9%, from $1.7 million at June 30, 2018 to $1.4 million at March 31, 2019, and a decrease in other borrowings of $300,000, or 100.0%, from $300,000 at June 30, 2018 to zero at March 31, 2019. The increase in deposits was primarily due to a $24.8 million, or 15.4%, increase in certificates of deposits from $161.3 million at June 30, 2018 to $186.1 million at March 31, 2019, a $3.1 million, or 4.5%, increase in money market deposits from $70.2 million at June 30, 2018 to $73.3 million at March 31, 2019, and a $978,000, or 1.7%, increase in non-interest bearing deposits from $58.0 million at June 30, 2018 to $59.0 million at March 31, 2019, partially offset by a decrease of  $4.9 million, or 14.2%, in NOW accounts from $34.6 million at June 30, 2018 to $29.7 million at March 31, 2019, and a decrease in savings deposits of $2.2 million, or 6.1%, from $36.2 million at June 30, 2018 to $34.0 million at March 31, 2019. The Company had $8.7 million in brokered deposits at June 30, 2018 and $11.2 million at March 31, 2019.  The brokered certificates of deposit which have maturity dates greater than twelve months are callable by Home Federal Bank after twelve months pursuant to early redemption provisions.  The decrease in advances from the Federal Home Loan Bank was primarily due to growth in total deposits which replaced advances as a source of funds.

Shareholders’ Equity

Shareholders’ equity increased $2.0 million, or 4.1%, to $49.0 million at March 31, 2019 from $47.0 million at June 30, 2018.  The primary reasons for the changes in shareholders’ equity from June 30, 2018 were net income of $3.6 million, the increase in the Company’s accumulated other comprehensive income of $405,000, the vesting of restricted stock awards, stock options, and the release of employee stock ownership plan shares totaling $539,000, and proceeds from the issuance of common stock from the exercise of stock options of $309,000. These increases in shareholders’ equity were partially offset by the acquisition of Company stock of $2.1 million, and dividends paid totaling $792,000.

The Bank is required to meet minimum capital standards promulgated by the OCC.  At March 31, 2019, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2019 and 2018

General

Net income amounted to $1.2 million for the three months ended March 31, 2019 compared to $1.0 million for the same period in 2018, an increase of $168,000, or 16.5%.  The increase was primarily due to a decrease of $250,000,  or 71.4%, in provision for loan losses, and a $188,000, or 5.2%, increase in net interest income, partially offset by an increase of $149,000, or 94.3%, in provision for income taxes, a decrease of $73,000, or 13.1%, in non-interest income, and an increase of $48,000, or 1.8%, in non-interest expense.

Net income amounted to $3.6 million for the nine months ended March 31, 2019 compared to net income of $2.4 million for the same period in 2018, an increase of $1.2 million, or 49.8%. The increase was primarily due to a decrease of $856,000, or 46.5%, in the provision for income taxes, an increase of $524,000, or 4.7%, in net interest income, a decrease of $400,000, or 47.1%, in provision for loan losses, and a decrease of $40,000, or 0.5%, in non-interest expense partially offset by a decrease of $629,000, or 28.3%, in non-interest income. The decrease in the provision for income taxes for the nine months ended March 31, 2019 over the same prior year period was primarily due to the reduction in the Company’s effective tax rate for the nine months ended March 31, 2019 combined with the $642,000 re-measurement charge of the Company’s net deferred tax asset as a result of the Tax Act during the nine months ended March 31, 2018.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2019 and 2018 (continued)

Net Interest Income

The increase in net interest income for the three months ended March 31, 2019 was primarily due to a $494,000, or 11.0%, increase in total interest income, primarily due to an increase in the average yield on loans receivable, partially offset by an increase of $306,000, or 35.5%, in interest expense. The cost of funds from Federal Home Loan Bank borrowings decreased $75,000, or 81.5%, compared to the prior year three month period and interest paid on deposits increased $381,000, or 49.6%, compared to the prior year three month period. Interest paid on other borrowings was $2,000 for the current three month period as well as the prior year three month period. The Company’s average interest rate spread was 3.56% for the three months ended March 31, 2019 compared to 3.58% for the three months ended March 31, 2018. The Company’s net interest margin was 3.86% for the three months ended March 31, 2019 compared to 3.76% for the three months ended March 31, 2018. The increase in net interest margin on a comparative quarterly basis was primarily the result of an increase of 47 basis points in average yield on average balances of loans receivable for the three months ended March 31, 2019 compared to the prior quarterly period.

Net interest income for the nine months ended March 31, 2019 was $11.6 million, an increase of $524,000, or 4.7%, in comparison to the nine months ended March 31, 2018.  The increase in net interest income for the nine month period was primarily due to a $1.2 million, or 8.7%, increase in total interest income, partially offset by a $672,000, or 26.2%, increase in interest expense on borrowings and deposits.  The cost of funds from Federal Home Loan Bank borrowings decreased $225,000, or 63.9%, compared to the prior year nine month period and interest paid on deposits increased $895,000, or 40.4%, compared to the prior year nine month period.  Interest paid on other borrowing increased $2,000 compared to the prior year nine month period.  The Company’s average interest rate spread was 3.59% for the nine months ended March 31, 2019, compared to 3.55% for the nine months ended March 31, 2018. The Company’s net interest margin was 3.86% for the nine months ended March 31, 2019, compared to 3.78% for the nine months ended March 31, 2018.  The increase in the average interest rate spread is attributable primarily to an increase of 31 basis points in average yield on average balances of loans receivable.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market area, and other factors related to the collectability of Home Federal Bank’s loan portfolio, a provision for loan losses of $100,000 and $450,000 was made during the three and nine months ended March 31, 2019, respectively, compared to a $350,000 and $850,000 provision made during the three and nine months ended March 31, 2018, respectively. The allowance for loan losses was $3.6 million, or 1.09% of total loans receivable, at March 31, 2019 compared to $3.7 million, or 1.16% of total loans receivable, at March 31, 2018.  At March 31, 2019, Home Federal Bank had $4.1 million in non-performing loans and $1.2 million in foreclosed assets which totaled $5.3 million in non-performing assets.  At March 31, 2018, Home Federal Bank had $2.6 million in non-performing loans and $1.1 million in other real-estate owned. At March 31, 2019, the Company had five single family residential loans, one commercial business loan, two commercial land and lot development loans, and five loans to one borrower consisting of two commercial real estate loans, two non-real estate loans, and one single family residential loan classified as substandard compared to eight single family residential loans, two line of credit loans, one commercial business loan, and five loans to one borrower consisting of two commercial real estate loans, two non-real estate loans, and one single family residential loan classified as substandard at June 30, 2018.  There was a portion of a commercial raw land development loan that was classified as doubtful in the amount of $290,000 at March 31, 2019.  At March 31, 2019 the Bank had troubled debt restructurings involving one commercial loan with a balance of $122,000, and five loans to one borrower consisting of two commercial real estate loans, two non-real estate loans, and one one-to-four family residential loan totaling $3.8 million.  At March 31, 2018 the Bank had troubled debt restructurings involving nine commercial loan contracts to one borrower with a recorded investment of approximately $1.6 million along with another troubled debt restructuring at March 31, 2018 consisting of five loans to one borrower consisting of two commercial real estate loans, two non-real estate loans, and one one-to-four family residential loan totaling $4.7 million   There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2019 and 2018 (continued)

Non-interest Income

Total non-interest income amounted to $483,000 for the three months ended March 31, 2019, a decrease of $73,000, or 13.1%, compared to $556,000 for the same period in 2018.  The $73,000 decrease in non-interest income for the three months ended March 31, 2019, compared to the prior year quarterly period, was primarily due to an increase of $117,000 in loss on sale of real estate, partially offset by an increase of $23,000 in service charges on deposit accounts, an increase of $20,000 in gain on sale of loans, and a $1,000 increase in other income.

Total non-interest income amounted to $1.6 million for the nine months ended March 31, 2019, a decrease of $629,000, or 28.3%, compared to $2.2 million for the same period in 2018.  The $629,000 decrease was primarily due to a $345,000 loss on sale of real estate, decreases of $249,000 in gain on sale of loans, and $94,000 in gain on sale of securities, partially offset by a $52,000 increase in income in service charges on deposit accounts, and an $8,000 increase in other non-interest income.  The Company sells most of its long term fixed rate residential mortgage loan originations primarily in order to manage interest rate risk.  The decrease in gain on sale of loans for the nine months ended March 31, 2019 over the same prior year period reflects a reduced emphasis on the Company’s mortgage banking operations in recent periods and fewer loans originated for sale.

Non-interest Expense

Total non-interest expense increased $48,000, or 1.8%, for the three months ended March 31, 2019 compared to the prior year period. The $48,000 increase in non-interest expense for the three months ended March 31, 2019, compared to the same period in 2018, is primarily attributable to increases of $67,000 in compensation and benefits expense, $42,000 in advertising expense, $30,000 in loan and collection expense, $29,000 in legal fees, and a $1,000 increase in franchise and bank shares tax expense.  The increases were partially offset by decreases of $57,000 in data processing expense, $22,000 in occupancy and equipment expense, $20,000 in deposit insurance premiums, $17,000 in other expense, and $5,000 in audit and examination fees.

Total non-interest expense decreased $40,000, or 0.5%, for the nine months ended March 31, 2019 compared to the same nine month period in 2018. The decrease in non-interest expense for the nine months ended March 31, 2019, compared to the same period in 2018, is primarily attributable to decreases of $92,000 in data processing expense, $65,000 in compensation and benefits expense, $46,000 in occupancy and equipment expense, $36,000 in deposit insurance premiums, $26,000 in other expense, $5,000 in audit and examination fees, and $1,000 in franchise and bank shares tax expense.  These decreases were partially offset by increases of $115,000 in advertising expense, $75,000 in real estate owned valuation adjustment expense, $37,000 in legal fees, and $4,000 in loan and collection expenses.

The aggregate compensation expense recognized by the Company for its Stock Option, Share Award, ESOP, and Recognition and Retention Plans amounted to $125,000 and $539,000 for the three and nine months ended March 31, 2019, respectively, compared to $159,000 and $464,000 for the three and nine months ended March 31, 2018, respectively.

The Louisiana bank shares tax is assessed on the Bank’s equity and earnings.  For the three and nine months ended March 31, 2019, the Company recognized franchise and bank shares tax expense of $97,000 and $295,000, respectively, compared to $96,000 and $296,000 for the same periods in 2018.

Income Taxes

Income taxes amounted to $307,000 and $984,000 for the three and nine months ended March 31, 2019, respectively, resulting in an effective tax rate of 20.52% and 21.55%.  Income taxes amounted to $158,000 and $1.8 million for the three and nine months ended March 31, 2018, respectively.  The decrease in the provision for income taxes for the nine months ended March 31, 2019 was primarily due to the Tax Cuts and Jobs Act (the “Tax Act”) signed into law on December 22, 2017, which reduced the Company’s effective tax rate for the nine months ended March 31, 2019 over the prior year nine month period combined with the $642,000 re-measurement charge of the Company’s net deferred tax asset during the nine months ended March 31, 2018.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2019 and 2018 (continued)

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

	Three Months Ended March 31,
	2019			2018
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$324,522	$4,530	5.66%	$319,163	$4,179	5.19%
Investment securities	68,025	412	2.46	60,542	310	2.03
Interest-earning deposits	10.752	60	2.26	4,605	19	1.64
Total interest-earning assets	$403,299	5,002	5.03%	$384,310	4,508	4.65%
Non-interest-earning assets	26,421			26,588
Total assets	$429,720			$410,898
Interest-bearing liabilities:
Savings accounts	$34,348	45	0.53%	$36,480	48	0.52%
NOW accounts	28,463	40	0.57	30,824	38	0.49
Money market accounts	72,227	212	1.19	54,205	80	0.59
Certificate accounts	184,651	852	1.87	166,522	602	1.43
Total interest-bearing deposits	319,689	1,149	1.46	288,031	768	1.06
Other bank borrowings	250	2	3.25	226	2	3.51
FHLB advances	1,351	17	5.10	18,834	92	1.18
Total interest-bearing liabilities	$321,290	1,168	1.47%	$307,091	862	1.07%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	58,772			56,302
Other liabilities	1,766			1,460
Total liabilities	381,828			364,853
Total Stockholders’ Equity(1)	47,892			46,045
Total liabilities and equity	$429,720			$410,898

Net interest-earning assets	$82,009			$77,219

Net interest income; average interest rate spread(2)		$3,834	3.56%		$3,646	3.58%
Net interest margin(3)			3.86%			3.76%
Average interest-earning assets to average interest-bearing liabilities			125.52%			120.44%
 __________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2019 and 2018 (continued)

	Nine Months Ended March 31,
	2019			2018
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$326,058	$13,593	5.55%	$323,650	$12,743	5.24%
Investment securities	61,416	1,057	2.29	59,941	861	1.91
Interest-earning deposits	14,063	234	2.22	8,157	84	1.37
Total interest-earning assets	$401,537	14,884	4.94%	$391,748	13,688	4.65%
Non-interest-earning assets	28,289			27,147
Total assets	$429,826			$418,895
Interest-bearing liabilities:
Savings accounts	$35,384	141	0.53%	$36,518	146	0.53%
NOW accounts	30,587	123	0.54	32,359	123	0.51
Money market accounts	70,929	530	1.00	45,780	160	0.47
Certificate accounts	176,325	2,314	1.75	166,364	1,784	1.43
Total interest-bearing deposits	313,225	3,108	1.32	281,021	2,213	1.05
Other bank borrowings	218	6	3.67	116	4	4.59
FHLB advances	5,765	127	2.93	30,829	352	1.52
Total interest-bearing liabilities	$319,208	3,241	1.35%	$311,966	2,569	1.10%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	60,301			58,474
Other liabilities	2,508			2,156
Total liabilities	382,017			372,596
Total Stockholders’ Equity(1)	47,809			46,299

Total liabilities and equity	$429,826			$418,895

Net interest-earning assets	$82,329			$79,782

Net interest income; average interest rate spread(2)		$11,643	3.59%		$11,119	3.55%
Net interest margin(3)			3.86%			3.78%
Average interest-earning assets to average interest-bearing liabilities			125.79%			125.57%
____________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings, and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets which provide liquidity to meet lending requirements.  Home Federal Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $1.2 million at March 31, 2019.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Liquidity and Capital Resources (continued)

A significant portion of Home Federal Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents.   Home Federal Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At March 31, 2019, Home Federal Bank had $1.4 million in advances from the Federal Home Loan Bank of Dallas and had $149.1 million in additional borrowing capacity.  Additionally, at March 31, 2019, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $15.5 million. There were no amounts purchased under this agreement as of March 31, 2019.

At March 31, 2019, Home Federal Bank had outstanding loan commitments of $38.7 million to originate loans and commitments under unused lines of credit of $12.5 million.  At March 31, 2019, certificates of deposit scheduled to mature in less than one year totaled $100.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale, as needed.

At March 31, 2019, Home Federal Bank exceeded each of its regulatory capital requirements with tangible, common equity Tier 1, core, and risk-based capital ratios of 11.41%, 16.35%, 11.41%, and 17.55%, respectively.

Off-Balance Sheet Arrangements

At March 31, 2019, the Company did not have any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.

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

The Company’s repurchases of its common stock made during the quarter ended March 31, 2019 are set forth in the table below, including stock-for-stock option exercises:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)(b)
January 1, 2019 – January 31, 2019	10,000	$30.74	10,000	90,066
February 1, 2019 – February 28, 2019	22,071	31.02	22,071	67,995
March 1, 2019 – March 31, 2019	2,089	32.49	2,089	65,906
Total	34,160	$31.03	34,160
______________
Notes to this table:
(a)
On October 12, 2016, the Company announced that its Board of Directors approved a seventh stock repurchase program for the repurchase of up to 97,000 shares. The seventh stock repurchase program was completed during the quarter ended March 31, 2019.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: May 14, 2019	By:	/s/Glen W. Brown
Glen W. Brown Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)