Form 10-K
period 2019-06-30
Home Federal Bancorp, Inc. of Louisiana
filed 2019-09-30
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _________________.

Commission File Number 001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:	(318) 222-1145

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $.01 per share)	HFBL	Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 5(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate value of the 1,328,455 shares of Common Stock of the Registrant issued and outstanding on December 31, 2018, which excludes an aggregate of 553,280 shares held by all directors and executive officers of the Registrant, the Registrant’s Employee Stock Ownership Plan (“ESOP”), the Recognition and Retention Plan Trust (“RRP”) and Employees’ Savings and Profit Sharing Plan (“401(k) Plan”) as a group was $39.1 million.  This figure is based on the closing sales price of $29.46 per share of the Registrant’s Common Stock on December 31, 2018, the last business day of the Registrant’s second fiscal quarter.  Although directors and executive officers, the ESOP, RRP and 401(k) Plan were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of September 24, 2019: 1,790,480.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14.

Home Federal Bancorp Inc. of Louisiana
Form 10-K
For the Year Ended June 30, 2019

PART I

Item 1. Business

Home Federal Bancorp, Inc. of Louisiana, a Louisiana chartered corporation (“Home Federal Bancorp” or the “Company”), is the holding company for Home Federal Bank (“Home Federal Bank” or the “Bank”). Home Federal Bank is a federally chartered stock savings bank originally organized in 1924 as Home Building and Loan Association.  The Bank reorganized into the mutual holding company structure in January 2005 and changed its name to “Home Federal Bank” in 2009 as part of its business strategy to be recognized as a community bank.  Home Federal Bank’s main office and seven full service branch offices are located in Shreveport and Bossier City, Louisiana and serve the Shreveport-Bossier City metropolitan area.  Home Federal Bank’s business primarily consists of attracting deposits from the general public and using those funds to originate loans.

As of June 30, 2019, Home Federal Bancorp’s only business activities are to hold all of the outstanding common stock of Home Federal Bank. Home Federal Bancorp is authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies, which may include the issuance of additional shares of common stock to raise capital or to support mergers or acquisitions and borrowing funds for reinvestment in Home Federal Bank.

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

Pursuant to the regulations under Sections 23A and 23B of the Federal Reserve Act, Home Federal Bank and Home Federal Bancorp have entered into an expense sharing agreement. Under this agreement, Home Federal Bancorp will reimburse Home Federal Bank for the time that employees of Home Federal Bank devote to activities of Home Federal Bancorp, the portion of the expense of the annual independent audit attributable to Home Federal Bancorp, and all expenses attributable to Home Federal Bancorp’s public filing obligations under the Securities Exchange Act of 1934.

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

Competition.  We face significant competition both in attracting deposits and in making loans. Our most direct competition for deposits has come historically from commercial banks, credit unions, and other savings institutions located in our primary market area, including many large financial institutions which have greater financial and marketing resources available to them. In addition, we face significant competition for investors’ funds from short-term money market securities, mutual funds, and other corporate and government securities. We do not rely upon any individual group or entity for a material portion of our deposits. Our ability to attract and retain deposits depends on our ability to generally provide a rate of return, liquidity, and risk comparable to that offered by competing investment opportunities.

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

Lending Activities

General.  At June 30, 2019, our net loan portfolio amounted to $324.1 million, representing approximately 73.3% of total assets at that date. Historically, our principal lending activity was the origination of one-to-four family residential loans. At June 30, 2019, one-to-four family residential loans amounted to $118.9 million, or 36.3% of the total loan portfolio. Commercial real estate loans amounted to $83.4 million, or 25.4% of the total loan portfolio, at June 30, 2019.

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

A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower, if the loans are fully secured by readily marketable securities. In addition, upon application, the Office of the Comptroller of the Currency permits a savings institution to lend up to an additional 15% of unimpaired capital and surplus to one borrower to develop domestic residential housing units. At June 30, 2019, our regulatory limit on loans to one borrower was $8.1 million, and the five largest loans or groups of loans to one borrower, including related entities, aggregated $6.8 million, $6.0 million, $4.8 million, $4.6 million and $4.2 million. Each of our five largest loans or groups of loans was originated with strong guarantor support to known borrowers in our market area and was performing in accordance with its terms at June 30, 2019.

Loans to or guaranteed by general obligations of a state or political subdivision are not subject to the foregoing lending limits.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	June 30,
	2019		2018		2017		2016		2015
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family residential(1)	$118,945	36.29%	$121,257	37.76%	$125,306	39.57%	$118,035	40.17%	$103,332	38.11%
Commercial – real estate secured:
Owner occupied	60,558	18.47	52,823	16.45	51,749	16.34	47,425	16.14	38,280	14.12
Non-owner occupied	22,839	6.97	21,593	6.72	26,196	8.27	21,772	7.41	23,800	8.78
Total commercial-real estate secured	83,397	25.44	74,416	23.17	77,945	24.61	69,197	23.55	62,080	22.90
Multi-family residential	46,171	14.09	38,079	11.86	21,281	6.72	20,661	7.03	15,246	5.62
Land	16,106	4.91	20,474	6.37	25,038	7.91	24,308	8.27	19,866	7.33
Construction	9,502	2.90	11,921	3.71	9,529	3.01	14,442	4.92	17,620	6.50
Home equity loans and second mortgage loans	1,262	0.39	1,541	0.48	1,710	0.54	1,526	0.52	2,460	0.91
Equity lines of credit	15,619	4.77	17,387	5.41	20,976	6.62	17,290	5.88	22,187	8.18
Total real estate loans	291,002	88.79	285,075	88.76	281,785	88.98	265,459	90.34	242,791	89.55
Commercial business	35,990	10.98	35,458	11.04	34,429	10.87	27,886	9.49	28,019	10.33
Consumer non-real estate loans:
Savings accounts	439	0.13	462	0.14	420	0.13	404	0.14	209	0.08
Consumer loans	329	0.10	185	0.06	63	0.02	86	0.03	110	0.04
Total non-real estate loans	36,758	11.24	36,105	11.24	34,912	11.02	28,376	9.66	28,338	10.45
Total loans	327,760	100.00%	321,180	100.00%	316,697	100.00%	293,835	100.00%	271,129	100.00%
Less:
Allowance for loan losses	(3,452)			(3,425)		(3,729)		(2,845)		(2,515)
Deferred loan fees	(174)			(262)		(196)		(163)		(187)
Net loans receivable(1)	$324,134			$317,493		$312,772		$290,827		$268,427
_________________
(1)  Does not include loans held-for-sale amounting to $8.6 million, $6.8 million, $13.6 million, $11.9 million, and $14.2 million, at June 30, 2019, 2018, 2017, 2016 and 2015, respectively.

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

Our loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the value of the property that will secure the loan. All residential loans originated for sale to FNMA or other investor banks that receive an Approve-Eligible recommendation on the automated underwriting feedback certificate that is applicable for each loan type must be approved by a Bank mortgage underwriter. Loans that do not receive an Approve-Eligible recommendation must be approved by a Bank mortgage underwriter and the Senior Vice President of Mortgage. In addition, all loans originated to be held on the Bank’s portfolio must be approved by a Bank mortgage underwriter and the Senior Vice President of Mortgage for loans up to $500,000, and for loans up to $1.0 million by the Senior Credit Officer. Commercial real estate secured loans and lines of credit and commercial business loans up to $1.0 million must be approved by the Senior Credit Officer or the President/Chief Executive Officer or the Chairman of the Board, up to $2.0 million by two of the following three officers, Senior Credit Officer, President/Chief Executive Officer, Chairman of the Board, and in excess of $2.0 million by the Executive Committee. In accordance with past practice, all loans are ratified by our board of directors.

In the past, we purchased loans from a mortgage originator secured by single-family housing primarily located in predominantly rural areas of Texas and to a lesser extent, Tennessee, Arkansas, Alabama, Louisiana, and Mississippi. We have not purchased any such mortgage loans since fiscal 2008. The loans were generally secured by rural properties and the seller retained servicing rights. Although the loans were originated with fixed-rates, Home Federal Bank receives an adjustable-rate of interest equal to the Federal Housing Finance Board rate, with rate floors and ceilings of approximately 5.0% and 8.0%, respectively. Under the terms of the loan agreements, the seller must repurchase any loan that becomes more than 90 days delinquent. At June 30, 2019, we had approximately $4.7 million of such loans in our portfolio with an average contractual remaining term of approximately 10 years.

In recent periods, we have originated and sold a substantial amount of our fixed-rate conforming mortgages to correspondent banks. For the year ended June 30, 2019, we originated $93.1 million of one-to-four family residential loans and sold $62.2 million of such loans. Our residential loan originations primarily consist of conventional, rural development, FHA, and VA loans.

    The following table shows total loans originated, sold, and repaid during the periods indicated.

	Year Ended June 30,
	2019	2018	2017
	(In thousands)
Loan originations:
One-to-four family residential	$93,104	$104,375	$127,233
Commercial — real estate secured:
Owner occupied	21,895	58,652	64,522
Non-owner occupied	7,038	6,801	8,313
Multi-family residential	31,854	25,820	2,979
Commercial business	50,167	46,729	51,183
Land	2,553	3,263	11,081
Construction	16,869	23,829	28,809
Home equity loans and lines of credit and other consumer	9,380	10,625	10,587
Total loan originations	232,860	280,094	304,707
Loans purchased	--	--	--
Total loan originations and loans purchased	232,860	280,094	304,707
Loans Sold	(62,158)	(81,990)	(111,171)
Loan principal repayments	(166,434)	(188,546)	(165,177)
Total loans sold and principal repayments	(228,592)	(270,536)	(276,348)
Increase (decrease) due to other items, net(1)	2,373	(7,410)	(6,414)
Net increase in loan portfolio	$6,641	$(2,148)	$21,945
 ___________________
(1)          Other items consist of deferred loan fees, the allowance for loan losses, and loans held-for-sale at year end.

Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, we concentrate our lending activity in our primary market area in Caddo and Bossier Parishes, Louisiana and the surrounding area. Subject to our loans-to-one borrower limitation, we are permitted to invest without limitation in residential mortgage loans and up to 400% of our capital in loans secured by non-residential or commercial real estate. We also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, we may invest up to 10% of our total assets in secured and unsecured loans for commercial, corporate, business, or agricultural purposes. At June 30, 2019, we were within each of the above lending limits.

During fiscal 2019 and 2018, we sold $62.2 million and $82.0 million of loans, respectively. We recognized gain on sale of loans of $1.6 million during fiscal 2019 and $1.8 million during fiscal 2018. Loans were sold during these periods primarily to other financial institutions. Such loans were sold against forward sales commitments with servicing released and without recourse after a certain period of time, typically 90 days. The loans sold primarily consisted of long-term, fixed rate residential real estate loans. These loans were originated during this period of historically low interest rates and were sold to reduce our interest rate risk. We will continue to sell loans in the future to the extent we believe the interest rate environment is unfavorable and interest rate risk is unacceptable.

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of June 30, 2019, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	One-to- Four Family Residential	Commercial Real Estate Secured	Multi Family Residential	Commercial Business	Land	Construction	Home Equity Loans and Lines of Credit and Other Consumer	Total
	(In thousands)
Amounts due after June 30, 2019 in:
One year or less	$6,926	$15,760	$12,902	$12,487	$11,105	$7,349	$2,935	$69,464
After one year through two years	9,173	4,533	2,263	7,412	2,350	2,153	1,782	29,666
After two years through three years	8,239	9,165	8,446	5,134	531	--	519	32,034
After three years through five years	27,276	36,079	8,067	10,245	1,881	--	197	83,745
After five years through ten years	6,780	17,216	11,005	712	239	--	750	36,702
After ten years through fifteen years	4,660	246	1,606	--	--	--	11,466	17,978
After fifteen years	55,891	398	1,882	--	--	--	--	58,171

Total	$118,945	$83,397	$46,171	$35,990	$16,106	$9,502	$17,649	$327,760

The following table sets forth the dollar amount of all loans at June 30, 2019, before net items, due after June 30, 2020, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed-Rate	Adjustable-Rate	Total
		(In thousands)
One-to-four family residential	$80,023	$31,996	$112,019
Commercial — real estate secured	64,227	3,411	67,638
Multi-family residential	33,199	70	33,269
Commercial business	17,231	6,271	23,502
Land	3,355	1,646	5,001
Construction	--	2,152	2,152
Home equity loans and lines of credit and other consumer	1,589	13,126	14,715

Total	$199,624	$58,672	$258,296

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

    One-to-Four Family Residential Real Estate Loans.  At June 30, 2019, $118.9 million, or 36.3%, of the total loan portfolio, before net items, consisted of one-to-four family residential loans.

The loan-to-value ratios, maturities, and other provisions of the loans made by us generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions, and underwriting standards established by us. Our current lending policy on one-to-four family residential loans generally limits the maximum loan-to-value ratio to 90% or less of the appraised value of the property, although we will lend up to a 100% loan-to-value ratio with private mortgage insurance. These loans are amortized on a monthly basis with principal and interest due each month, terms not in excess of 30 years, and generally include “due-on-sale” clauses.

At June 30, 2019, $86.6 million, or 72.8%, of our one-to-four family residential mortgage loans were fixed-rate loans. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Our fixed-rate loans generally are originated under terms, conditions, and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation and other investors in the secondary mortgage market. Consistent with our asset/liability management, we have sold a significant portion of our long-term, fixed rate loans.  Servicing is released on all loans sold except those loans sold to FNMA.

Although we offer adjustable rate loans, substantially all of the single-family loan originations over the last few years have consisted of fixed-rate loans due to the low interest rate environment. The adjustable-rate loans held in portfolio typically have interest rates which adjust on an annual basis. These loans generally have an annual cap of 1% on any increase or decrease and a cap of 6% above or below the initial rate over the life of the loan. Such loans are underwritten based on the initial rate plus 2%. At June 30, 2019, $32.4 million, or 27.2%, of our one-to-four family residential mortgage loans were adjustable rate loans.

Commercial Real Estate Secured Loans.  As of June 30, 2019, Home Federal Bank had outstanding $83.4 million of loans secured by commercial real estate, $60.6 million, or 72.6%, of which were owner occupied. It is the current policy of Home Federal Bank to lend in a first lien position on real property occupied as a commercial business property. Home Federal Bank offers fixed and variable rate commercial real estate loans. Home Federal Bank’s commercial real estate loans are limited to a maximum of 85% of the appraised value and have terms up to 15 years, however, the terms are generally no more than five years with amortization periods of 20 years or less. It is our policy that commercial real estate secured lines of credit are limited to a maximum of 85% of the appraised value of the property and shall not exceed three to five year amortizations.

Multi-Family Residential Loans.  At June 30, 2019, we had outstanding approximately $46.2 million of multi-family residential loans. Our multi-family residential loan portfolio includes income producing properties of 50 or more units and low income housing developments. We obtain personal guarantees on all properties other than those of the public housing authority for which they are not permitted.

Commercial Business Loans.  At June 30, 2019, we had outstanding approximately $36.0 million of non-real estate secured commercial loans. The business lending products we offer include lines of credit, inventory financing, and equipment loans. Commercial business loans and lines of credit carry more credit risk than other types of commercial loans. We attempt to limit such risk by making loans predominantly to small- and mid-sized businesses located within our market area and having the loans personally guaranteed by the principals involved. We have established underwriting standards in regard to business loans which set forth the criteria for sources of repayment, borrower’s capacity to repay, specific financial and collateral margins, and financial enhancements such as guarantees. The primary source of repayment is cash flow from the business and the general financial strength of the borrower.

Land Loans.  As of June 30, 2019, land loans were $16.1 million, or 4.9%, of the total loan portfolio, before net items. Land loans include land which has been acquired for the purpose of development and unimproved land. Our loan policy provides for loan-to-value ratios of 50% for unimproved land loans. Land loans are originated with fixed rates and terms up to five years with longer amortizations. Although land loans generally are considered to have greater credit risk than certain other types of loans, we expect to mitigate such risk by requiring personal guarantees and identifying other secondary sources of repayment for the land loan other than the sale of the collateral. It is our practice to only originate a limited amount of loans for speculative development to borrowers with whom our lenders have a prior relationship.

Construction Loans.  At June 30, 2019, we had outstanding approximately $9.5 million of construction loans which included loans for the construction of residential and commercial property. Our residential construction loans typically have terms of six to twelve months with a takeout letter from Home Federal for the permanent mortgage. Our commercial construction loans include owner occupied commercial properties, pre-sold property, and speculative office property. As of June 30, 2019, we held $2.1 million of speculative construction loans.

Home Equity and Second Mortgage Loans.  At June 30, 2019, we held $1.3 million of home equity and second mortgage loans. These loans are secured by the underlying equity in the borrower’s residence. We do not require that we hold the first mortgage on the properties that secure the second mortgage loans. The amount of our second mortgage loans generally cannot exceed a loan-to-value ratio of 90% after taking into consideration the first mortgage loan. These loans are typically three-to-five year balloon loans with fixed rates and terms that will not exceed 10 years and contain an on-demand clause that allows us to call the loan in at any time.

Equity Lines of Credit.  We offer lines of credit secured by a borrower’s equity in real estate. These loans amounted to $15.6 million, or 4.77% of the total loan portfolio, before net items, at June 30, 2019.  The unused portion of equity lines was $9.0 million at June 30, 2019.  The rates and terms of such lines of credit depend on the history and income of the borrower, purpose of the loan, and collateral. Lines of credit will not exceed 90% of the value of the equity in the collateral.

Consumer Non-Real Estate Loans.  We are authorized to make loans for a wide variety of personal or consumer purposes. We originate consumer loans primarily in order to accommodate our customers. The consumer loans at June 30, 2019 consist of loans secured by deposit accounts with us, automobile loans, overdraft, and other unsecured loans.

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

We offer loans secured by deposit accounts held with us. These loans amounted to $439,000, or 0.13% of the total loan portfolio, before net items, at June 30, 2019. Such loans are originated for up to 100% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2%. These loans typically are payable on demand with a maturity date of one year.

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

Asset Quality

General.  During fiscal 2019, we engaged a third party to review loans, policies, and procedures. The scope of the services provided included credit underwriting, adherence to our loan policies, as well as regulatory policies, and recommendations regarding reserve allocations. We expect these reviews will be done annually.

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

Real estate and other assets we acquire as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold.  At June 30, 2019, we had $1.4 million of other real estate owned consisting of one residential lot and two one-to-four family residential properties compared to one residential lot and two one-to-four family residential properties at  June 30, 2018.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	June 30,
	2019				2018
	30-89 Days Overdue		90 or More Days Overdue		30-89 Days Overdue		90 or More Days Overdue
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
				(Dollars in thousands)
One-to-four family residential	34	$2,919	11	$596	18	$1,711	14	$1,954
Commercial — real estate secured	--	--	--	--	--	--	--	--
Multi-family residential	--	--	--	--	--	--	--	--
Commercial business	--	--	3	215	--	--	1	416
Land	--	--	2	2,981	--	--	--	--
Construction	--	--	--	--	--	--	--	--
Home equity loans and lines of credit and other consumer	3	169	--	--	6	193	3	117

Total delinquent loans	37	$3,088	17	$3,792	24	$1,904	18	$2,487

Delinquent loans to total net loans		0.95%		1.17%		0.60%		0.78%
Delinquent loans to total loans		0.94%		1.16%		0.59%		0.77%

Non-Performing Assets.  The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and real estate owned) at the dates indicated.

	June 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Non-accruing loans:
One-to-four family residential	$220	$643	$317	$13	$13
Commercial — real estate secured	--	--	--	--	--
Multi-family residential	--	--	--	--	--
Commercial business	166	416	2,503	--	--
Land	2,981	--	--	--	--
Construction	--	--	--	--	--
Home equity loans and lines of credit and other consumer	30	87	--	--	--
Total non-accruing loans	3,397	1,146	2,820	13	13
Accruing loans 90 days or more past due:
One-to-four family residential	294	680	181	101	67
Commercial — real estate secured	--	--	--	--	--
Multi-family residential	--	--	--	--	--
Commercial business	49	--	--	--	--
Land	--	--	--	--	--
Construction	--	--	--	--	--
Home equity loans and lines of credit and other consumer	--	30	4	--	--
Total non-performing loans(1)	3,740	1,856	3,005	114	80
Real estate owned, net	1,366	1,177	540	--	40
Total non-performing assets	$$5,106	$$3,033	$3,545	$114	$120

Troubled debt restructurings (2)	3,843	6,886	--	1,990	--
Total non-performing assets and troubled debt restructurings	$8,949	$9,919	$3,545	$2,104	$120

Total non-performing loans as a percent of loans, net	1.15%	0.58%	0.96%	0.04%	0.03%
Total non-performing assets as a percent of total assets	1.15%	0.72%	0.83%	0.03%	0.03%
Total non-performing assets and troubled debt restructurings as a percentage of total assets	2.02%	2.35%	0.83%	0.55%	0.03%
_________________
(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
(2)	Troubled debt restructurings not included in non-accruing loans and accruing loans 90 days or more past due.

    At June 30, 2019, the Company had $5.1 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $3.0 million of non-performing assets at June 30, 2018, consisting of two commercial business loans, five single-family residential loans, two line of credit loans, one lot loan, one land loan, one residential lot in other real estate owned, and two single family residential loans in other real estate owned at June 30, 2019, compared to one commercial business loan, nine single-family residential loans, three line of credit loans, one residential lot in other real estate owned and two single family residential loans in other real estate owned at June 30, 2018. At June 30, 2019, the Company had four single family residential loans, one line of credit loan, two commercial business loans, two commercial land and lot development loans, and five loans to one borrower consisting of two commercial real estate loans, two commercial business loans, and one single family residential loan classified as substandard, compared to eight single family residential loans, two line of credit loans, one commercial business loan to one borrower and five loans to one borrower consisting of two commercial real estate loans, two non-real estate loans and one single family residential loan classified as substandard at June 30, 2018. There were no loans classified as doubtful at June 30, 2019 or June 30, 2018.

Classified Assets.  Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard”, “doubtful”, and “loss”. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss, if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a higher possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful, or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset, or portion thereof, is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution’s classifications and amounts reserved. At June 30, 2019, we held $81,000 of assets designated as special mention and $7.4 million classified as substandard. The classified assets and assets designated as special mention are related to seven residential mortgage loans, two commercial real estate loans, two land loans, four commercial business loans, and one line-of-credit loans. There were no loans classified as doubtful or loss at June 30, 2019.

    Allowance for Loan Losses.  At June 30, 2019, our allowance for loan losses amounted to $3.5 million. The allowance for loan losses is maintained at a level believed, to the best of our knowledge, to cover all known and inherent losses in the portfolio, both probable and reasonable, to be estimated at each reporting date. The level of allowance for loan losses is based on our periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing conditions. We are primarily engaged in originating single-family residential loans. Our management considers the deficiencies of all classified loans in determining the amount of allowance for loan losses required at each reporting date. Our management analyzes the probability of the correction of the substandard loans’ weaknesses and the extent of any known or inherent losses that we might sustain on them. During the fiscal year 2019, we recorded a provision for loan losses of $600,000, as compared to $1.1 million recorded for fiscal year 2018. The 2019 provision reflects our estimate to maintain the allowance for loan losses at a level to cover probable losses inherent in the loan portfolio.

The provision for fiscal year 2019 reflects the risks associated with our commercial lending (both real estate secured and non-real estate secured), as well as other risks in our portfolio.  Total non-performing loans increased by approximately $1.9 million as of June 30, 2019 compared to June 30, 2018.

While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

The following table shows changes in our allowance for loan losses during the periods presented.  We had $586,000, $1.4 million, $30,000 and $181,000 of loan charge-offs during fiscal 2019, 2018, 2017 and 2015, respectively.  There were no loan charge-offs during fiscal 2016.  Bad debt recoveries amounted to $13,000 during fiscal 2019.

	June 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Total loans outstanding at end of period	$327,760	$321,180	$316,697	$293,835	$271,129
Average loans outstanding	326,994	323,692	312,132	287,405	269,408
Allowance for loan losses, beginning of period	3,425	3,729	2,845	2,515	2,396
Provision for loan losses	600	1,050	900	271	300
Recoveries	13	26	14	59	--
Charge-offs	(586)	(1,380)	(30)	--	(181)
Allowance for loan losses, end of period	$3,452	$3,425	$3,729	$2,845	$2,515

Allowance for loan losses as a percent of non-performing loans	92.30%	183.57%	123.65%	2,501.99%	3,143.75%
Allowance for loan losses as a percent of loans outstanding	1.05%	1.07%	1.18%	0.97%	0.93%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	June 30,
	2019		2018		2017		2016		2015
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans

	(Dollars in thousands)
One-to-four family residential	$1,017	33.92%	$1,166	37.76%	$1,822	39.57%	$1,517	40.17%	$1,195	38.11%
Commercial – real estate secured	508	19.24	436	23.17	353	24.61	321	23.55	415	22.90
Multi-family residential	338	11.43	256	11.86	73	6.72	111	7.03	103	5.62
Commercial business	1,227	22.35	929	11.04	979	10.87	444	9.49	305	10.33
Land	100	4.20	161	6.37	203	7.91	201	8.27	154	7.33
Construction	115	3.89	163	3.71	147	3.01	126	4.92	146	6.50
Home equity loans and lines of credit and other consumer	147	4.97	314	6.09	152	7.31	125	6.57	197	9.21
Total	$3,452	100.00%	$3,425	100.00%	$3,729	100.00%	$2,845	100.00%	$2,515	100.00%

 Investment Securities

We have authority to invest in various types of securities, including mortgage-backed securities, U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally insured banks and savings institutions, certain bankers’ acceptances, and federal funds.  Our investment strategy is established by the board of directors.

The following table sets forth certain information relating to our investment securities portfolio at the dates indicated.

	June 30,
	2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Held-to-Maturity:
Mortgage-backed securities	$22,442	$22,625	$26,042	$24,972	$25,558	$25,190
FNBB stock	250	250	250	250	250	250
FHLB stock	2,657	2,657	2,596	2,596	2,549	2,549
Total Securities Held-to-Maturity	25,349	25,532	28,888	27,818	28,357	27,989

Securities Available-for-Sale:
Mortgage-backed securities	41,629	41,655	30,647	29,324	37,468	36,935

Total Investment Securities	$66,978	$67,187	$59,535	$57,142	$65,825	$64,924

The following table sets forth the amount of investment securities which contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2019. The amounts reflect the fair value of our securities at June 30, 2019.

	Amounts at June 30, 2019 which Mature in
	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
	(Dollars in thousands)
Bonds and other debt securities:
Mortgage-backed securities	$32	3.70%	$14,168	2.05%	$16,685	2.13%	$33,395	2.68%
Equity securities(1):
FNBB stock	--	--	--	--	--	--	250	0.76%
FHLB stock	--	--	--	--	--	--	2,657	2.50%

Total investment securities and bank stock	$32	3.70%	$14,168	2.05%	$16,685	2.13%	$36,302	2.65%
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

Our mortgage-backed securities consist of Ginnie Mae securities (“GNMA”), Freddie Mac securities (“FHLMC”), and Fannie Mae securities (“FNMA”). Ginnie Mae is a government agency within the Department of Housing and Urban Development, which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration or guaranteed by the Veterans Administration. The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government. Freddie Mac is a private corporation chartered by the U.S. Government. Freddie Mac issues participation certificates backed principally by conventional mortgage loans. Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities. Freddie Mac and Fannie Mae securities are not backed by the full faith and credit of the U.S. Government. In September 2008, the Federal Housing Finance Agency was appointed as conservator of Fannie Mae and Freddie Mac. The U.S. Department of the Treasury agreed to provide capital, as needed, to ensure that Fannie Mae and Freddie Mac continue to provide liquidity to the housing and mortgage markets.

Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements, which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize our borrowings or other obligations.

The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2019, 2018, and 2017.

	June 30,
	2019	2018	2017
	(In thousands)
Fixed rate:
GNMA	$5,358	$5,819	$32
FHLMC	8,053	7,042	8,781
FNMA	46,783	35,760	45,110
Total fixed rate	60,194	48,621	53,923
Adjustable rate:
GNMA	4,056	5,623	8,098
FHLMC	27	43	67
FNMA	3	9	37
Total adjustable-rate	4,086	5,675	8,202
Total mortgage-backed securities	$64,280	$54,296	$62,125

Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at June 30, 2019 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2019.

	Amounts at June 30, 2019 Which Mature in
	One Year or Less	Weighted Average Yield	Over One Through Five Years	Weighted Average Yield	Over Five Years	Weighted Average Yield
	(In thousands)
Fixed rate:
GNMA	$7	8.41%	$5	8.05%	$5,346	2.77%
FHLMC	--	--	2,001	2.74	6,052	1.49
FNMA	--	--	8,121	2.21	38,662	2.62
Total fixed-rate	7	8.41%	10,127	2.32%	50,060	2.50%

Adjustable rate:
GNMA	$--	--%	$4,036	1.39%	$20	2.98%
FHLMC	24	2.56	3	4.42	--	--
FNMA	1	1.51	2	4.87	--	--
Total adjustable-rate	25	2.54%	4,041	1.39%	$20	2.98%

Total	$32	3.62%	$14,168	2.05%	$50,080	2.50%

The following table sets forth the purchases, sales, and principal repayments of our mortgage-backed securities during the periods indicated.

	At or For the Year Ended June 30,
	2019	2018	2017
	(Dollars in thousands)
Mortgage-backed securities at beginning of period	$56,689	$63,026	$50,046
Purchases	18,496	8,890	27,234
Repayments	(11,006)	(11,602)	(14,218)
Sales	--	(3,461)	--
Amortizations of premiums and discounts, net	(109)	(164)	(36)

Mortgage-backed securities at end of period	$64,070	$56,689	$63,026

Weighted average yield at end of period	2.68%	2.16%	1.98%

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

Deposits.  We attract deposits principally from residents of Louisiana and particularly from Caddo and Bossier Parishes. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate. We utilize brokered certificates of deposit as a component of our strategy for lowering the overall cost of funds. The brokered certificates of deposit are callable by Home Federal Bank after twelve months. At June 30, 2019 and 2018, we had $11.2 million and $8.7 million, respectively, in brokered certificates of deposit.

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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	June 30,
	2019		2018		2017
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits

	(Dollars in thousands)
Certificate accounts:
0.00%- 0.99%	$12,627	3.25%	$15,310	4.24%	$28,293	8.60%
1.00%- 1.99%	65,745	16.93	121,572	33.75	123,037	37.39
2.00%- 2.99%	102,767	26.48	24,234	6.73	11,306	3.44
3.00%- 3.99%	2,126	0.55	151	0.04	--	--

Total certificate accounts	183,265	47.21	161,267	44.76	162,636	49.43

Transaction accounts:
Passbook savings	39,569	10.19	36,241	10.06	35,050	10.65
Non-interest bearing demand accounts	59,351	15.29	58,001	16.10	54,420	16.54
NOW accounts	31,045	8.00	34,576	9.60	34,500	10.48
Money market	74,934	19.31	70,175	19.48	42,439	12.90

Total transaction accounts	204,899	52.79	198,993	55.24	166,409	50.57

Total deposits	$388,164	100.00%	$360,260	100.00%	$329,045	100.00%

     The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended June 30,
	2019			2018			2017
			Average			Average			Average
	Average	Interest	Rate	Average	Interest	Rate	Average	Interest	Rate
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)
Passbook savings	$35,449	$195	0.55%	$36,323	$194	0.53%	$33,441	$160	0.48%
NOW accounts	30,617	166	0.54	34,892	165	0.47	34,701	189	0.54
Money market	72,266	761	1.05	51,571	293	0.57	45,615	147	0.32
Certificates of deposit	178,823	3,258	1.82	165,141	2,394	1.45	145,445	1,860	1.28
Total interest-bearing deposits	317,155	4,380	1.38	287,927	3,046	1.06	259,202	2,356	0.91
Non-Interest bearing
demand accounts	$60,256	$--	--%	$55,960	$--	--%	$51,311	$--	--%
Total deposits	$377,411	$4,380	1.16%	$343,887	$3,046	0.89%	$310,513	$2,356	0.76%

The following table shows our deposit flows during the periods indicated.

	Year Ended June 30,
	2019	2018	2017
	(In thousands)
Net deposits (withdrawals)	$24,473	$28,743	$38,952
Interest credited	3,431	2,472	2,271
Total increase in deposits	$27,904	$31,215	$41,223

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at June 30, 2019.

	Balance at June 30, 2019
	Maturing in the 12 Months Ending June 30,
Certificates of Deposit	2020	2021	2022	Thereafter	Total
	(In thousands)
0.00%- 0.99%	$6,246	$4,861	$1,520	$--	$12,627
1.00%- 1.99%	39,183	14,532	6,737	5,293	65,745
2.00%- 2.99%	52,079	21,974	17,201	11,513	102,767
3.00%- 3.99%	102	260	392	1,372	2,126
Total certificate accounts	$97,610	$41,627	$25,850	$18,178	$183,265

    The following table shows the maturities of our certificates of deposit of $100,000 or more at June 30, 2019 by time remaining to maturity.

		Weighted
	Amount	Average Rate
	(Dollars in thousands)
September 30, 2019	$22,554	1.94%
December 31, 2019	14,850	2.05
March 31, 2020	19,286	1.89
June 30, 2020	17,045	2.04
After June 30, 2020	58,158	2.23
Total certificates of deposit with balances of $100,000 or more	$131,893	2.08%

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

As of June 30, 2019, we were permitted to borrow up to an aggregate total of $169.6 million from the Federal Home Loan Bank of Dallas. We had $1.4 million and $11.6 million of Federal Home Loan Bank advances outstanding at June 30, 2019 and 2018, respectively.  Additionally, at June 30, 2019, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $15.5 million.  There were no amounts purchased under this agreement as of June 30, 2019.  At June 30, 2019, Home Federal Bancorp had available a $1.0 million line of credit agreement with First National Bankers Bank, maturing September 30, 2019.  The line is secured by Home Federal Bank’s common stock and bears interest at the Prime Rate, which is currently 5.50% per annum and subject to change when adjustments are made to Wall Street Journal Prime.  At June 30, 2019, the line had an outstanding balance of $450,000.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended June 30,
	2019	2018	2017
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$4,697	$27,242	$46,918
Maximum amount outstanding at any month-end during the period	11,614	43,885	56,715
Balance outstanding at end of period	1,355	11,637	48,907
Average interest rate during the period	3.04%	1.63%	0.92%
Weighted average interest rate at end of period	4.73%	2.51%	1.30%

At June 30, 2019, $295,000 of our borrowings were short-term (maturities of one year or less). Such short-term borrowings had a weighted average interest rate of 4.52% at June 30, 2019.

The following table shows maturities of Federal Home Loan Bank advances at June 30, 2019 for the years indicated:

Years Ending June 30,	Amount
(In thousands)
2020	$295
2021	192
2022	34
2023	36
2024	798
Thereafter	--
Total	$1,355

Subsidiaries

At June 30, 2019, the Company had one subsidiary, Home Federal Bank.  The Bank’s only subsidiary at such date was Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

Employees

Home Federal Bank had 54 full-time employees and four part-time employees at June 30, 2019. None of these employees are covered by a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in 2010 (the “Dodd-Frank Act”), the powers of the Office of Thrift Supervision regarding Home Federal Bank and Home Federal Bancorp transferred to other federal financial institution regulatory agencies on July 21, 2011. See “— 2010 Regulatory Reform.” As of the transfer date, all of the regulatory functions related to Home Federal Bank that were under the jurisdiction of the Office of Thrift Supervision transferred to the Office of the Comptroller of the Currency. In addition, as of that same date, all of the regulatory functions related to Home Federal Bancorp, as a savings and loan holding company that were under the jurisdiction of the Office of Thrift Supervision, transferred to the Federal Reserve Board.

2018 Regulatory Reform

In May 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory relief for community banks such as Home Federal Bank.

The Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent to replace the leverage and risk-based regulatory capital ratios. The Act also expands the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” (the “SBHC Policy”) by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. This expansion also excludes such holding companies from the minimum capital requirements of the Dodd-Frank Act. In addition, the Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

It is difficult at this time to predict when or how any new standards under the Act will ultimately be applied to us or what specific impact the Act and the yet-to-be-written implementing rules and regulations will have on community banks.

2010 Regulatory Reform

On July 21, 2010, the President signed into law the Dodd-Frank Act. The financial reform and consumer protection act imposes restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, the law changed the jurisdictions of existing bank regulatory agencies and in particular transferred the regulation of federal savings associations from the Office of Thrift Supervision to the Office of Comptroller of the Currency, effective July 21, 2011. Savings and loan holding companies are now regulated by the Federal Reserve Board. The law also established an independent federal consumer protection bureau within the Federal Reserve Board. The following discussion summarizes significant aspects of the law that may affect Home Federal Bank and Home Federal Bancorp. Some of the regulations implementing these changes and modifications made by the Act have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

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

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities was eliminated subject to various grandfathering and transition rules.

•	The prohibition on payment of interest on demand deposits was repealed.

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

•
Public companies are now required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two, or three years.

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

Holding Company Activities.  Home Federal Bancorp operates as a unitary savings and loan holding company and is permitted to engage only in the activities permitted for financial institution holding companies or for multiple savings and loan holding companies. Multiple savings and loan holding companies are permitted to engage in the following activities: (i) activities permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the Federal Reserve Board prohibits or limits such 4(c) activities); (ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting any insurance agency or escrow business; (iv) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or (vii) activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies. Under the 2010 legislation, savings and loan holding companies became subject to statutory capital requirements. However, in May 2015, amendments to the SBHC Policy became effective.  The amendments made the SBHC Policy applicable to savings and loan holding companies, such as Home Federal Bancorp, and increased the asset threshold to qualify to be subject to the provisions of the SBHC Policy from $500 million to $1.0 billion. The 2018 regulatory reform increased the asset threshold to $3.0 billion. Savings and loan holding companies that have total assets of $3.0 billion or less are subject to the SBHC Policy and are not required to comply with the regulatory capital requirements set forth in the table below.  Such treatment continues until Home Federal Bancorp’s total assets exceed $3.0 billion or the Federal Reserve Board deems it to no longer be a small savings and loan holding company.

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

All savings associations’ subsidiaries of savings and loan holding companies are required to meet a qualified thrift lender, or QTL, test to avoid certain restrictions on their operations. If the subsidiary savings institution fails to meet the QTL, as discussed below, then the savings and loan holding company must register with the Federal Reserve Board as a bank holding company, unless the savings institution requalifies as a QTL within one year thereafter.

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

Volcker Rule Regulations

Regulations adopted by the federal banking agencies to implement the provisions of the Dodd-Frank Act, commonly referred to as the Volcker Rule, it became effective on April 1, 2014 with full compliance being phased in over a period that ended on July 21, 2015. The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. Recently promulgated federal regulations exclude from the Volcker Rule restrictions community banks with $10 billion or less in total consolidated assets and total trading assets and liabilities of five percent or less of total consolidated assets. Home Federal Bancorp qualifies for the exclusion from the Volcker Rule restrictions.

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

The Dodd-Frank Act raises the minimum reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% and requires the Federal Deposit Insurance Corporation to offset the effect of this increase on insured institutions with assets of less than $10 billion (small institutions).  In March 2016, the Federal Deposit Insurance Corporation adopted a rule to accomplish this by imposing a surcharge on larger institutions commencing when the reserve ratio reaches 1.15% and ending when it reaches 1.35%.  The reserve ratio reached 1.15% effective as of June 30, 2016. This surcharge period began effective July 1, 2016 and ended on September 30, 2018 when the reserve ratio reached 1.36%.  Small institutions will receive credits for the portion of their regular assessments by 2.0 basis points that contributed to growth in the reserve ratio between 1.15% and 1.35%. The credits will apply to reduce regular assessments by 2.0 basis points for quarters when the reserve ratio is at least 1.35%.

    Effective July 1, 2016, the Federal Deposit Insurance Corporation adopted changes that eliminated its risk-based premium system.  Under the new premium system, the Federal Deposit Insurance Corporation assesses deposit insurance premiums on the assessment base of a depository institution, which is its average total assets reduced by the amount of its average tangible equity. For a small institution (one with assets of less than $10 billion) that has been federally insured for at least five years, effective July 1, 2016, the initial base assessment rate ranges from 3 to 30 basis points, based on the institution’s CAMELS composite and component ratings and certain financial ratios; its leverage ratio; its ratio of net income before taxes to total assets; its ratio of nonperforming loans and leases to gross assets; its ratio of other real estate owned to gross assets; its brokered deposits ratio (excluding reciprocal deposits if the institution is well capitalized and has a CAMELS composite rating of 1 or 2); its one year asset growth ratio (which penalizes growth adjusted for mergers in excess of 10%); and its loan mix index (which penalizes higher risk loans based on historical industry charge off rates).  The initial base assessment rate is subject to downward adjustment (not below 1.5%) based on the ratio of unsecured debt the institution has issued to its assessment base and to upward adjustment (which can cause the rate to exceed 30 basis points) based on its holdings of unsecured debt issued by other insured institutions. Institutions with assets of $10 billion or more are assessed using a scorecard method.

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

Regulatory Capital Regulations

In July of 2013, the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully-phased in on a global basis on January 1, 2019.  The 2013 regulations establish a tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments, and change the risk weightings of certain assets used to determine required capital ratios. Provisions of the Dodd-Frank Act generally require these capital rules to apply to savings and loan holding companies and their savings association subsidiaries. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks, such as Home Federal Bank, a common equity Tier 1 capital ratio of 4.5% became effective on January 1, 2015.  The new capital rules also increased the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development, and construction loans and more than 90-day past due exposures.  The new capital rules maintain the general structure of the prompt corrective action rules but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

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

Core capital generally consists of common stockholders’ equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. Home Federal Bank had no intangible assets at June 30, 2019. Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect Home Federal Bank’s regulatory capital.

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

At June 30, 2019, Home Federal Bank exceeded all of its regulatory capital requirements with tangible, common equity Tier 1, core, and risk-based capital ratios of 11.37%, 16.51%, 11.37% and 17.64%, respectively.

Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the Office of the Comptroller of the Currency or the Federal Deposit Insurance Corporation. Such actions could include a capital directive, a cease and desist order, civil money penalties, establishment of restrictions on the institution’s operations, termination of federal deposit insurance, and the appointment of a conservator or receiver. The Office of the Comptroller of the Currency’s capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

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

At June 30, 2019, Home Federal Bank was deemed a well-capitalized institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

Capital Distributions.  Office of the Comptroller of the Currency regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases, and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for Office of the Comptroller of the Currency approval of the capital distribution if either (i) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (ii) the institution would not be at least adequately capitalized following the distribution, (iii) the distribution would violate any applicable statute, regulation, agreement, or Office of the Comptroller of the Currency-imposed condition, or (iv) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions must still file a notice with the Office of the Comptroller of the Currency at least 30 days before the board of directors declares a dividend or approves a capital distribution if either (i) the institution would not be well-capitalized following the distribution; (ii) the proposed distribution would reduce the amount or retire any part of our common or preferred stock or retire any part of a debt instrument included in our regulatory capital, or (iii) the savings institution is a subsidiary of a savings and loan holding company, and the proposed capital distribution is not a cash dividend.  If a savings institution, such as Home Federal Bank, that is the subsidiary of a savings and loan holding company has filed a notice with the Federal Reserve Board for a cash dividend and is not required to file an application or notice with the Office of the Comptroller of the Currency for any of the reasons described above, then the savings institution is only required to provide an informational copy to the Office of the Comptroller of the Currency of the notice filed with the Federal Reserve Board at the same time that it is filed with the Federal Reserve Board.

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

At June 30, 2019, Home Federal Bank believes that it meets the requirements of the QTL test.

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

Limitations on Transactions with Affiliates.  Transactions between a savings association and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act. An affiliate of a savings association is any company or entity which controls the savings association or that is controlled by a company that controls the savings association. In a holding company context, the holding company of a savings association (such as Home Federal Bancorp) and any companies which are controlled by such holding company are affiliates of the savings association. Generally, Section 23A limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings association as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from, and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a savings association to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, a savings association is prohibited from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes, or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

    In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act place restrictions on loans to executive officers, directors, and principal shareholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer, and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the savings association and (ii) does not give preference to any director, executive officer, or principal shareholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the savings association’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. Home Federal Bank currently is subject to Section 22(g) and (h) of the Federal Reserve Act and at June 30, 2019, was in compliance with the above restrictions.

Incentive Compensation. Guidelines adopted by the federal banking agencies pursuant to the FDIA prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder.

In June 2010, the federal banking agencies issued comprehensive guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

Federal Home Loan Bank System.  Home Federal Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administer a home financing credit function primarily for its members. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. The Federal Home Loan Bank of Dallas is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At June 30, 2019, Home Federal Bank had $1.4 million of Federal Home Loan Bank advances and $168.2 million available on its credit line with the Federal Home Loan Bank.

As a member, Home Federal Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to 0.06% of its total assets. At June 30, 2019, Home Federal Bank had $2.6 million in Federal Home Loan Bank stock, which was in compliance with the applicable requirement.

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

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve Bank. At June 30, 2019, Home Federal Bank had met its reserve requirement.

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

Method of Accounting.  For federal income tax purposes, Home Federal Bank reports income and expenses on the accrual method of accounting and used a June 30 tax year in 2019 for filing its federal income tax return.

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

At June 30, 2019, the total federal pre-1988 reserve was approximately $3.3 million. The reserve reflects the cumulative effects of federal tax deductions by Home Federal Bank for which no federal income tax provisions have been made.

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

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently conduct business from four full-service banking offices located in Shreveport, Louisiana and two full-service banking offices located in Bossier City, Louisiana. At June 30, 2019, our home office located in Shreveport, Louisiana served as a temporary branch office for our Youree Drive Branch which was under renovation. The following table sets forth certain information, as of June 30, 2019, relating to Home Federal Bank’s offices, two parcels of land for possible future branch offices, and one property acquired for potential future administrative offices which is presently vacant.

Description/Address	Leased/Owned		Net Book Value of Property	Amount of Deposits

Building (Home Office and Temporary Branch) 222 Florida Street, Shreveport, LA	Owned		$1,573	$--
Building/ATM (Market Street Branch) 624 Market Street, Shreveport, LA	Owned		874	116,122
Building/ATM (Youree Drive Branch) 6363 Youree Drive, Shreveport, LA	Owned	(1)	295	119,978
Building/ATM (Mansfield Road Branch) 9300 Mansfield Road, Suite 101, Shreveport, LA	Leased		94	51,094
Building/ATM (Viking Drive Branch) 2555 Viking Drive, Bossier City, LA	Owned		2,567	36,958
Building/ATM (Stockwell Branch) 7964 E. Texas Street, Bossier City, LA	Owned		1,708	27,731
Building/ATM (Northwood Branch) 5841 North Market Street, Shreveport, LA	Owned		1,722	19,280
Building/ATM (Pierremont Road Branch) 925 Pierremont Road, Shreveport, LA	Owned		3,175	17,001
Building (2) 614 Market Street, Shreveport, LA	Owned		372	--
Land Proposed Mansfield Road Branch 9449 Mansfield Road, Shreveport, LA	Owned		$329	$--

____________________
(1)	The building is owned but the land is subject to an operating lease which was renewed effective March 15, 2018 for a ten-year period. At June 30, 2019, the branch office was closed for renovations.
(2)	The building is vacant and available to serve as potential future administrative offices.

Item 3. Legal Proceedings

Home Federal Bancorp and Home Federal Bank are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)          Home Federal Bancorp’s common stock is traded on the Nasdaq Capital Market under the symbol “HFBL.”  At September 24, 2019, Home Federal Bancorp had 200 shareholders of record.  The number of shareholders does not reflect the number of persons or entities who may hold stock in nominee or “street” name through brokerage firms or others.

(b)          Not applicable.

(c)          Purchases of Equity Securities.

The Company’s repurchases of its common stock made during the quarter ended June 30, 2019 are set forth in the table below, including stock-for-stock option exercises:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)(b)
April 1, 2019 – April 30, 2019	--	$--	--	65,906
May 1, 2019 – May 31, 2019	9,000	33.19	9,000	56,906
June 1, 2019 – June 30, 2019	1,508	33.82	1,508	55,398
Total	10,508	$33.28	10,508
____________________________
Notes to this table:

(a)
On December 12, 2018, the Company announced that its Board of Directors approved an eighth stock repurchase program for the repurchase of up to 95,000 shares to commence after the completion of the sixth stock repurchase program. The repurchase program does not have an expiration date. As of September 24, 2019, there are a total of 13,853 shares remaining for repurchase.

(b)	On September 11, 2019, the Company announced that its Board of Directors approved a ninth stock repurchase program for the repurchase of up to 90,000 shares, or approximately 5.0% of its outstanding shares of common stock. The repurchase program does not have an expiration date.

Item 6. Selected Financial Data

Set forth below is selected consolidated financial and other data of Home Federal Bancorp. The information at or for the years ended June 30, 2019 and 2018 is derived in part from the audited financial statements that appear in this Form 10-K. The information at or for the years ended June 30, 2017, 2016 and 2015 is also derived from audited financial statements that do not appear in this Form 10-K.

	At June 30,
	2019	2018	2017	2016	2015
	(In thousands)
Selected Financial and Other Data:
Total assets	$442,453	$421,650	$426,606	$381,701	$369,833
Cash and cash equivalents	18,108	15,867	11,905	4,756	21,166
Securities available for sale	41,655	29,324	36,935	50,173	44,885
Securities held to maturity	25,349	28,888	28,357	2,349	2,010
Loans held-for-sale	8,608	6,762	13,631	11,919	14,203
Loans receivable, net	324,134	317,493	312,722	290,827	268,427
Deposits	388,164	360,260	329,045	287,822	286,238
Federal Home Loan Bank advances	1,355	11,637	48,907	47,665	38,411
Total Stockholders’ equity	50,342	47,037	46,246	43,392	43,386

	As of or for the Year Ended June 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share amounts)
Selected Operating Data:
Total interest income	$19,846	$18,423	$16,892	$15,458	$14,772
Total interest expense	4,532	3,495	2,803	2,610	2,481
Net interest income	15,314	14,928	14,089	12,848	12,291
Provision for loan losses	600	1,050	900	271	300
Net interest income after provision for loan losses	14,714	13,878	13,189	12,577	11,991
Total non-interest income	2,385	2,988	3,893	3,254	2,961
Total non-interest expense	11,073	11,046	11,672	10,810	9,936
Income before income tax expense	6,026	5,820	5,410	5,021	5,016
Income tax expense	1,283	2,252	1,758	1,644	1,661
Net income	$4,743	$3,568	$3,652	$3,377	$3,355
Earnings per share of common stock:
Basic	$2.68	$1.98	$2.01	$1.80	$1.70
Diluted	$2.50	$1.87	$1.91	$1.74	$1.65

Selected Operating Ratios(1):
Average yield on interest-earning assets	4.90%	4.69%	4.62%	4.46%	4.52%
Average rate on interest-bearing liabilities	1.41	1.11	0.91	0.93	0.94
Average interest rate spread(2)	3.49	3.58	3.71	3.53	3.58
Net interest margin(2)	3.78	3.80	3.85	3.71	3.76
Average interest-earning assets to average interest-bearing liabilities	125.65	124.67	119.41	123.95	124.37
Net interest income after provision for loan losses to non-interest expense	132.88	125.64	113.00	116.35	120.68
Total non-interest expense to average assets	2.56	2.64	2.92	2.92	2.84
Efficiency ratio(3)	62.56	61.65	64.91	67.13	65.14
Return on average assets	1.10	0.85	0.91	0.91	0.96
Return on average equity	9.82	7.61	8.14	7.44	7.45
Average equity to average assets	11.15	11.18	11.16	12.23	12.86
Dividend payout ratio	22.18	25.90	19.31	19.53	18.26

(Footnotes on following page)

	As of or for the Year Ended June 30,
	2019	2018	2017	2016	2015
Selected Quality Ratios(4):
Non-performing loans as a percent of loans receivable, net	1.15%	0.58%	0.96%	0.04%	0.03%
Non-performing assets as a percent of total assets	1.15	0.72	0.83	0.03	0.03
Allowance for loan losses as a percent of total loans receivable	1.05	1.07	1.18	0.97	0.93
Net charge-offs to average loans receivable	0.13	0.43	0.01	--	0.07
Allowance for loan losses as a percent of non-performing loans	92.30	183.57	123.65	2,501.99	3,143.75
Bank Capital Ratios(4):
Tangible capital ratio	11.37%	11.36%	11.06%	11.81%	11.81%
Core capital ratio	11.37	11.36	11.06	11.81	11.81
Total capital ratio	17.64	17.84	17.39	17.77	18.85

Other Data:
Offices (branch and home)(5)	8	7	7	7	6
Employees (full-time)	54	54	60	55	58
__________________
(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.
(2)
Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable.
(5)	At June 30, 2019, one branch office was temporarily closed for renovations and reopened in September 2019.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our profitability depends primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, investment securities, and interest-earning deposits in other institutions, and interest expense on interest-bearing deposits and borrowings from the Federal Home Loan Bank of Dallas. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. Our profitability also depends, to a lesser extent, on non-interest income, provision for loan losses, non-interest expenses, and federal income taxes. Home Federal Bancorp, Inc. of Louisiana had net income of $4.7 million in fiscal 2019 compared to net income of $3.6 million in fiscal 2018.

Our business consists primarily of originating single-family real estate loans secured by property in our market area and to a lesser extent, commercial real estate loans, commercial business loans, and real estate secured lines of credit which typically have higher rates and shorter terms than single-family loans. Although our loans are primarily funded by certificates of deposit, which typically have a higher interest rate than passbook accounts, it is our policy to require commercial customers to have a deposit relationship with us, which primarily consist of NOW accounts.  Due to the continued low interest rate environment, we have sold a substantial amount of our fixed rate single-family residential loan originations in recent periods. We have also sold investment securities available-for-sale to realize gains in the portfolio. Because of an increase in our average cost of funds on our interest bearing liabilities, our net interest margin decreased from 3.80% to 3.78% during fiscal 2019 compared to 2018, and our net interest income increased $386,000 to $15.3 million for fiscal 2019 as compared to $14.9 million for fiscal 2018. We expect to continue to emphasize consumer and commercial lending in the future in order to improve the yield on our portfolio.

    Home Federal Bancorp’s operations and profitability are subject to changes in interest rates, applicable statutes and regulations, and general economic conditions, as well as other factors beyond our control.

Business Strategy

Our business strategy is focused on operating a growing and profitable community-oriented financial institution. Our current business strategy includes:

•
Continuing to Grow and Diversify Our Loan Portfolio. We intend to grow and continue to diversify of loan portfolio by, among other things, emphasizing the origination of commercial real estate and business loans.  At June 30, 2019, our commercial real estate loans amounted to $83.4 million, or 25.44% of the total loan portfolio. Our commercial business loans amounted to $36.0 million, or 10.98% of the total loan portfolio. Commercial real estate, commercial business, construction and development, and consumer loans all typically have higher yields and are more interest sensitive than long-term single-family residential mortgage loans.

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

•
Managing Our Expenses.  We have incurred significant additional expenses related to personnel and infrastructure in recent periods as we implemented our business strategy. Our efficiency ratio, net interest income plus non-interest income divided by non-interest expense, for 2019 was 62.6% compared to 61.7% for fiscal 2018.

•
Enhancing Core Earnings.  We expect to continue to emphasize commercial real estate and business loans, which generally bear interest rates higher than residential real estate loans, and sell a substantial part of our fixed rate residential mortgage loan originations.

•
Expanding Our Franchise in our Market Area and Contiguous Communities.  We intend to continue to pursue opportunities to expand our market area by opening additional de novo banking offices and possibly through acquisitions of other financial institutions and banking related businesses. We expect to focus on contiguous areas to our current locations in Caddo and Bossier Parishes.  We opened our eighth branch office in March 2019 located in the South Highlands neighborhood in Shreveport.

•
Maintain Our Asset Quality.  At June 30, 2019, our non-performing assets totaled $5.1 million, or 1.15% of total assets. We had other real estate owned consisting of one parcel of real estate owned and two one-four family residences with a carrying value of $1.4 million at June 30, 2019. We intend to continue to stress maintaining high asset quality, even as we continue to grow our institution and diversity our loan portfolio.

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

Changes in Financial Condition

At June 30, 2019, Home Federal Bancorp reported total assets of $442.5 million, an increase of $20.8 million, or 4.9%, compared to total assets of $421.7 million at June 30, 2018. The increase in assets was comprised primarily of increases in investment securities of $8.8 million, or 15.1%, from $58.2 million at June 30, 2018 to $67.0 million at June 30, 2019, loans receivable, net of $6.6 million, or 2.1%, from $317.5 million at June 30, 2018 to $324.1 million at June 30, 2019, cash and cash equivalents of $2.2 million, or 14.1%, from $15.9 million at June 30, 2018 to $18.1 million at June 30, 2019, loans held-for-sale of $1.8 million, or 27.3%, from $6.8 million at June 30, 2018 to $8.6 million at June 30, 2019, premises and equipment, net of $1.3 million, or 10.7%, from $12.2 million at June 30, 2018 to $13.6 million at June 30, 2019, and real estate owned  of $189,000, or 16.1%, from $1.2 million at June 30, 2018 to $1.4 million at June 30, 2019.  These increases were partially offset by decreases in deferred tax assets of $253,000, or 23.0%, from $1.1 million at June 30, 2018 to $849,000 at June 30, 2019.  The increase in investment securities was primarily due to the purchase of $18.5 million of mortgage-backed securities offset by $11.0 million of principal repayments on mortgage-backed securities.  The increase in loans held-for-sale resulted primarily from an increase in loans originated for sale during the year ended June 30, 2019. The balance of real estate owned increased $189,000, or 16.1%, from $1.2 million at June 30, 2018 to $1.4 million at June 30, 2019.  The increase in real estate owned was due to the acquisition of two one-to-four family residences totaling $886,000 offset by the sale of two one-to-four family residences totaling $697,000.

    Loans receivable, net increased $6.6 million, or 2.10%, from $317.5 million at June 30, 2018 to $324.1 million at June 30, 2019. The increase in loans receivable, net was attributable primarily to increases in commercial real estate loans of $9.0 million, multi-family residential of $8.1 million, commercial business loans of $532,000 and consumer loans of $144,000, partially offset by decreases in land loans of $4.4 million, construction loans of $2.4 million, one-to-four-family residential of $2.3 million, equity lines of credit of $1.8 million, and equity and second mortgage loans of $279,000 at June 30, 2019, compared to the prior year. At June 30, 2019, the balance of purchased loans approximated $4.8 million, which consisted solely of one-to-four family residential loans purchased from a mortgage originator headquartered in Arkansas. We have not purchased any loans since fiscal 2008. In recent years, there have been significant loan prepayments due to the heavy volume of loan refinancing, however, the rate of prepayments has been slowing. With interest rates continuing at historical lows, management is reluctant to invest in long-term, fixed rate mortgage loans for the portfolio and instead sells the majority of the long-term, fixed rate mortgage loan production.

In recent periods we diversified the loan products we offer and increased our efforts to originate higher yielding commercial real estate loans and lines of credit and commercial business loans which were deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans. As of June 30, 2019, Home Federal Bank had $83.4 million of commercial real estate loans, 25.44% of the total loan portfolio, and $36.0 million of commercial business loans, 10.98 % of the total loan portfolio. Although commercial loans are generally considered to have greater credit risk than other certain types of loans, we attempt to mitigate such risk by originating such loans in our market area to known borrowers.

Securities available-for-sale increased $12.3 million, or 42.1%, from $29.3 million at June 30, 2018 to $41.6 million at June 30, 2019. This increase resulted primarily from purchases of $18.5 million in mortgage-backed securities and increases in market values of securities of $1.4 million offset by principal repayments of $8.5 million.

Securities held-to-maturity decreased $3.5 million, from $28.9 million at June 30, 2018 to $25.4 million at June 30, 2019.  This decrease was primarily due to normal principal pay downs on these securities.  We chose to place these securities in held-to-maturity as part of our interest rate risk management strategy.

Cash and cash equivalents increased $2.2 million, or 14.1%, from $15.9 million at June 30, 2018 to $18.1 million at June 30, 2019. The net increase in cash and cash equivalents was primarily attributable to increases in over-night cash on hand.

Total liabilities increased $17.5 million, or 4.7%, from $374.6 million at June 30, 2018 to $392.1 million at June 30, 2019 primarily due to an increase in total deposits of $27.9 million, or 7.7%, to $388.2 million at June 30, 2019 compared to $360.3 million at June 30, 2018, and other borrowings of $150,000, or 50.0%, to $450,000 at June 30, 2019 compared to $300,000 at June 30, 2018, partially offset by a decrease of $10.3 million, or 88.4%, in advances from the Federal Home Loan Bank to $1.4 million at June 30, 2019 compared to $11.6 million at June 30, 2018, a decrease of $141,000, or 19.4%, in advances from borrowers for taxes and insurance to $584,000 at June 30, 2019 compared to $725,000 at June 30, 2018 and a $133,000, or 7.9%, decrease in other liabilities to $1.6 million at June 30, 2019 compared to $1.7 million at June 30, 2018.  The increase in deposits was primarily due to a $22.0 million, or 13.6%, increase in certificates of deposit  from $161.3 million at June 30, 2018 to $183.3 million at June 30, 2019, a $4.7 million, or 6.8%, increase in money market deposits from $70.2 million at June 30, 2018 to $74.9 million at June 30, 2019, a $3.3 million, or 9.2%, increase in savings deposits from $36.2 million at June 30, 2018 to $39.6 million at June 30, 2019, and a $1.4 million, or 2.3%, increase in non-interest bearing demand deposits from $58.0 million at June 30, 2018 to $59.4 million at June 30, 2019, partially offset by a decrease of $3.5 million, or 10.2%, in interest bearing demand deposits from $34.6 million at June 30, 2018 to $31.0 million at June 30, 2019. At June 30, 2019, the Company had $11.2 million in brokered deposits compared to $8.7 million at June 30, 2018. The increase in brokered deposits is due to additional purchases during the year ended June 30, 2019. The brokered certificates of deposit which have maturity dates greater than twelve months are callable by Home Federal Bank after twelve months pursuant to early redemption provisions.  The decrease in advances from the Federal Home Loan Bank was primarily due to growth in total deposits which replaced advances as a source of funds.

Shareholders’ equity increased $3.3 million, or 7.0%, to $50.3 million at June 30, 2019 from $47.0 million at June 30, 2018.  The primary reasons for the changes in shareholders’ equity from June 30, 2018 were net income of $4.7 million, the increase in the Company’s accumulated other comprehensive income of $1.1 million, the vesting of restricted stock awards, stock options, and the release of employee stock ownership plan shares totaling $669,000, and proceeds from the issuance of common stock from the exercise of stock options of $325,000. These increases in shareholders’ equity were partially offset by acquisition of Company stock of $2.4 million, and dividends paid totaling $1.1 million.

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

	June 30,
	2019			2018
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$63,029	$1,460	2.32%	$59,948	$1,176	1.96%
Loans receivable(1)	326,994	18,058	5.52	323,692	17,106	5.28
Interest-earning deposits	14,613	328	2.24	9,289	141	1.52
Total interest-earning assets	404,636	19,846	4.90%	392,929	18,423	4.69%
Non-interest-earning assets	28,407			26,069
Total assets	$433,043			$418,998
Interest-bearing liabilities:
Savings accounts	35,449	195	0.55%	36,323	194	0.53%
NOW accounts	30,617	166	0.54	34,892	165	0.47
Money market accounts	72,266	761	1.05	51,571	293	0.57
Certificate accounts	178,823	3,258	1.82	165,141	2,394	1.45
Total deposits	317,155	4,380	1.38	287,927	3,046	1.06
FHLB advances and other borrowings	4,869	152	3.12	27,331	449	1.64
Total interest-bearing liabilities	322,024	4,532	1.41%	315,258	3,495	1.11%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	60,256			55,960
Other liabilities	2,486			1,006
Total liabilities	384,766			372,224
Total stockholders’ equity(2)	48,277			46,774

Total liabilities and equity	$433,043			$418,998

Net interest-earning assets	$82,612			$77,671

Net interest income; average interest rate spread(3)		$15,314	3.49%		$14,928	3.58%

Net interest margin(4)			3.78%			3.80%

Average interest-earning assets to average interest-bearing liabilities			125.65%			124.64%
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

	2019 vs. 2018			2018 vs. 2017
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(In thousands)
Interest income:
Investment securities	$224	$60	$284	$115	$(32)	$83
Loans receivable, net	777	175	952	42	1,301	1,343
Interest-earning deposits	106	81	187	76	29	105

Total interest-earning assets	1,107	316	1,423	233	1,298	1,531

Interest expense:
Savings accounts	6	(5)	1	49	15	34
NOW accounts	21	(20)	1	33	(9)	(24)
Money market accounts	350	118	468	(166)	19	147
Certificate accounts	666	198	864	(804)	271	533

Total deposits	1,043	291	1,334	(986)	296	690
FHLB advances and other borrowings	72	(369)	(297)	188	(189)	2
Total interest-bearing liabilities	1,115	(78)	1,037	(798)	107	692

Increase (Decrease) in net interest income	$(8)	$394	$386	$(352)	$1,191	$839

Comparison of Operating Results for the Years Ended June 30, 2019 and 2018

General.  The increase in net income for the year ended June 30, 2019 resulted primarily from a decrease of $969,000, or 43.0%, in the provision for income taxes, a $450,000, or 42.9%, decrease in the provision for loan losses, and an increase of $386,000, or 2.6%, in net interest income partially offset by a decrease of $603,000, or 20.2%, in non-interest income and a $27,000, or 0.2%, increase in non-interest expense. The decrease in the provision for income taxes for the year ended June 30, 2019 over the prior year was primarily due to the $642,000 re-measurement charge of the Company’s net deferred tax asset in the quarter ended December 31, 2017, as a result of the Tax Act signed into law on December 22, 2017, combined with a reduction in the Company’s effective tax rate for the year ended June 30, 2019, also as a result of the Tax Act. The increase in net interest income for the year was primarily due to a $1.4 million, or 7.7%, increase in total interest income, partially offset by a $1.0 million, or 29.7%, increase in interest expense on borrowings and deposits. The Company’s average interest rate spread was 3.49% for the year ended June 30, 2019 compared to 3.58% for the year ended June 30, 2018. The Company’s net interest margin was 3.78% for the year ended June 30, 2019 compared to 3.80% for the year ended June 30, 2018.  The decrease in the average interest rate spread and net interest margin was attributable primarily to an increase of 30 basis points in average rate on interest bearing liabilities for the year ended June 30, 2019 compared to the prior year.

Net Interest Income.  Net interest income amounted to $15.3 million for fiscal year 2019, an increase of $386,000, or 2.6%, compared to $14.9 million for fiscal year 2018. The increase was due primarily to an increase of $1.4 million in total interest income, partially offset by a $1.0 million increase in interest expense.

The average interest rate spread decreased from 3.58% for fiscal 2018 to 3.49 % for fiscal 2019, while the average balance of interest-earning assets increased from $392.9 million to $404.6 million during the same periods.

              The percentage of average interest-earning assets to average interest-bearing liabilities increased to 125.65% for fiscal 2019 compared to 124.64% for fiscal 2018. The decreases in the average interest rate spread and net interest margin were attributable primarily to an increase of 30 basis points in average rate on interest bearing liabilities for the year ended June 30, 2019 compared to the prior year.  The average rate paid on certificates of deposit increased from 1.45% for fiscal 2018 to 1.82% for fiscal 2019. Net interest margin decreased to 3.78% for fiscal 2019 compared to 3.80% for fiscal 2018.

Interest income increased $1.4 million, or 7.7%, to $19.8 million for fiscal 2019 compared to $18.4 million for fiscal 2018, primarily due to an increase in interest income from loans of $952,000 for fiscal 2019 compared to 2018.  The aggregate interest income from investment and mortgage-backed securities increased $284,000 for the same period. An increase in average yield on interest-earning assets primarily resulted from an increase in the average yields on interest earning deposits and investment securities during the period. The increase in the average balance of loans receivable was primarily due to new loans originated by our commercial lending division.  The average yield of the loan portfolio increased slightly by twenty-four basis point during fiscal 2019.

Interest expense increased $1.0 million, or 29.7%, to $4.5 million for fiscal 2019 compared to $3.5 million for fiscal 2018, primarily as a result of increases in the average balance of interest-bearing deposits and increases in average rates paid on these deposits.  Interest paid on deposits and borrowings both increased during fiscal 2019.

Provision for Loan Losses.  The allowance for loan losses is established through a provision for loan losses charged to earnings as losses are estimated to have occurred in our loan portfolio. Loan losses are charged against the allowance when management believes the collectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

A provision of $600,000 was made to the allowance during fiscal 2019, compared to a provision of $1.1 million in fiscal 2018.  The increase in the provision for loan losses was primarily due to increased loan balances. At June 30, 2019, we had $5.1 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $3.0 million of non-performing assets at June 30, 2018, consisting of  two commercial business loans, five single-family residential loans, two line of credit loans, one lot loan, one land loan, one residential lot in other real estate owned, and two single-family residential loans in other real estate owned at June 30, 2019, compared to one commercial business loan, nine single family residential loans, three line of credit loans, one residential lot loan in other real estate owned, and two single family residential loans in other real estate owned at June 30, 2018.  At June 30, 2019, the Company had four single family residential loans, one line of credit loan, two commercial business loans, two commercial land and lot development loans, and five loans to one borrower consisting of two commercial real estate loans, two commercial business loans, and one single-family residential loan classified as substandard, compared to eight single family residential loans, two line of credit loans, one commercial business loan to one borrower and five loans to one borrower consisting of two commercial real estate loans, two non-real estate loans and one single family residential loan classified as substandard at June 30, 2018 classified. There were no loans classified as doubtful at June 30, 2019 or 2018.

              Non-Interest Income.  Non-interest income amounted to $2.4 million for the year ended June 30, 2019, a decrease of $603,000, or 20.2%, compared to non-interest income of $3.0 million for the year ended June 30, 2018. The $603,000 decrease in non-interest income for the year ended June 30, 2019, compared to the prior year, was primarily due to an increase of $344,000 in loss on sale of real estate, combined with decreases of $212,000 in gain on sale of loans, $94,000 in gain on sale of securities, and $45,000 in other income partially offset by a $92,000 increase in service charges on deposit accounts.

Non-Interest Expense.  Non-interest expense increased $27,000, or 0.2%, in fiscal 2019 due to increases in advertising expense of $177,000, other non-interest expense of $63,000, loan collection expense of $21,000, and occupancy and equipment expense of $14,000. Non-interest expense increases were partially offset by decreases of $129,000 in data processing expenses, $57,000 in compensation and benefits expense, $37,000 in deposit insurance premiums, $12,000 in audit and examination fees, and $13,000 in legal fees.

Provision for Income Tax Expense.  The provision for income taxes amounted to $1.3 million and $2.3 million for the fiscal years ended June 30, 2019 and 2018, respectively. Our effective tax rate was 21.3% for fiscal 2019 and 38.7% for fiscal 2018.   The decrease in the provision for income taxes for the year ended June 30, 2019 over the prior year was primarily due to the $642,000 re-measurement charge of the Company’s net deferred tax asset in the quarter ended December 31, 2017, as a result of the Tax Act signed into law on December 22, 2017, combined with a reduction in the Company’s effective tax rate for the year ended June 30, 2019, also as a result of the Tax Act.

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

Although long-term, fixed-rate mortgage loans made up a significant portion of our interest-earning assets at June 30, 2019, we sold a substantial amount of our one-to-four family residential loans we originated and maintained a significant portfolio of available-for-sale securities during the past few years in order to better position the Company for a rising interest rate environment in the long term.  At June 30, 2019 and 2018, securities available-for-sale amounted to $41.7 million and $29.3 million, respectively, or 9.4% and 7.0%, respectively, of total assets at such dates.

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

              Net Portfolio Value.  Our interest rate sensitivity is monitored by management through the use of a model which internally generates estimates of the change in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of June 30, 2019:

Change in Interest Rates in	Net Portfolio Value			NPV as % of Portfolio Value of Assets
Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
300	$51,820	$(3,040)	(5.54)%	12.20%	(0.71)%
200	54,699	(161)	(0.29)	12.87	(0.04)
100	56,457	1,597	2.91	13.29	0.38
Static	54,860	--	--	12.91	--
(100)	55,350	490	0.89	13.03	0.12
(200)	53,631	(1,229)	(2.24)	12.62	(0.29)

Qualitative Analysis.  Our ability to maintain a positive “spread” between the interest earned on assets and the interest paid on deposits and borrowings is affected by changes in interest rates. Our fixed-rate loans generally are profitable, if interest rates are stable or declining since these loans have yields that exceed our cost of funds. If interest rates increase, however, we would have to pay more on our deposits and new borrowings, which would adversely affect our interest rate spread. In order to counter the potential effects of dramatic increases in market rates of interest, we have underwritten our mortgage loans to allow for their sale in the secondary market. Total loan originations amounted to $232.9 million for fiscal 2019 and $280.1 million for fiscal 2018, while loans sold amounted to $62.2 million and $82.0 million during the same respective periods. We have invested excess funds from loan payments and prepayments and loan sales in investment securities classified as available-for-sale. As a result, Home Federal Bancorp is not as susceptible to rising interest rates as it would be if its interest-earning assets were primarily comprised of long-term fixed rate mortgage loans. With respect to its floating or adjustable rate loans, Home Federal Bancorp writes interest rate floors and caps into such loan documents. Interest rate floors limit our interest rate risk by limiting potential decreases in the interest yield on an adjustable rate loan to a certain level. As a result, we receive a minimum yield even if rates decline farther, and the interest rate on the particular loan would otherwise adjust to a lower amount. Conversely, interest rate ceilings limit the amount by which the yield on an adjustable rate loan may increase to no more than six percentage points over the rate at the time of origination. Finally, we intend to place a greater emphasis on shorter-term consumer loans and commercial business loans in the future.

Liquidity and Capital Resources

Home Federal Bancorp maintains levels of liquid assets deemed adequate by management. Our liquidity ratio averaged 18.84% for the quarter ended June 30, 2019. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings, and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Our deposit accounts with the Federal Home Loan Bank of Dallas amounted to $5.9 million and $1.1 million at June 30, 2019 and 2018, respectively.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents. Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts. If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Dallas, which provide an additional source of funds. At June 30, 2019, we had $1.4 million in advances from the Federal Home Loan Bank of Dallas and had $169.6 million in additional borrowing capacity.  Additionally, at June 30, 2019, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank, whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $15.5 million. There were no amounts purchased under this agreement as of June 30, 2019.  In addition, Home Federal Bancorp had available a $1.0 million line of credit agreement at June 30, 2019 with First National Bankers Bank.  At June 30, 2019 there was a $450,000 balance in the credit line.

              At June 30, 2019, the Company had outstanding loan commitments of $40.6 million to originate loans and commitments under unused lines of credit of $9.0 million. At June 30, 2019, certificates of deposit scheduled to mature in one year or less totaled $97.6 million, or 53.3% of total certificates of deposit. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment. We intend to utilize our high levels of liquidity to fund our lending activities. If additional funds are required to fund lending activities, we intend to sell our securities classified as available-for-sale, as needed.

At June 30, 2019, Home Federal Bank exceeded each of its capital requirements with tangible equity, common equity Tier 1, core, and total risk-based capital ratios of 11.37%, 16.51%, 11.37%, and 17.64%, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules, and have not had any such arrangements during the two years ended June 30, 2019. See Notes 9 and 14 to the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Home Federal Bancorp, Inc.
   of Louisiana and Subsidiary
Shreveport, Louisiana
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Home Federal Bancorp, Inc. of Louisiana, and its subsidiaries (the Company) as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income, change in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion
These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversite Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

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

A Professional Accounting Corporation

We have served as the Company’s auditor since 2004

Metairie, Louisiana
September 27, 2019

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Balance Sheets
June 30, 2019 and 2018

	June 30,
	2019	2018
	(In Thousands)
ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $10,632 and $11,974 for 2019 and 2018, Respectively)	$18,108	$15,867
Debt Securities Available-for-Sale	41,655	29,324
Securities Held-to-Maturity (fair value of $25,532 and $27,818, Respectively)	25,349	28,888
Loans Held-for-Sale	8,608	6,762
Loans Receivable, Net of Allowance for Loan Losses of $3,452 and $3,425 for 2019 and 2018, Respectively	324,134	317,493
Accrued Interest Receivable	1,172	1,146
Premises and Equipment, Net	13,554	12,243
Bank Owned Life Insurance	6,948	6,808
Deferred Tax Asset	849	1,102
Other Real Estate Owned	1,366	1,177
Other Assets	710	840

Total Assets	$442,453	$421,650

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	388,164	$360,260
Advances from Borrowers for Taxes and Insurance	584	725
Short-term Federal Home Loan Bank Advances	295	5,282
Long-term Federal Home Loan Bank Advances	1,060	6,355
Other Borrowings	450	300
Other Accrued Expenses and Liabilities	1,558	1,691

Total Liabilities	392,111	374,613

STOCKHOLDERS’ EQUITY
Preferred Stock – $.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	--	--
Common Stock – $.01 Par Value; 40,000,000 Shares Authorized; 1,845,482 and 1,894,081 Shares Issued and Outstanding at June 30, 2019 and 2018, Respectively	23	23
Additional Paid-in Capital	35,914	35,057
Unearned ESOP Stock	(985)	(1,100)
Unearned RRP Trust Stock	--	(22)
Retained Earnings	15,370	14,125
Accumulated Other Comprehensive Income (Loss)	20	(1,046)

Total Stockholders’ Equity	50,342	47,037

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$442,453	$421,650

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Operations
For the Years Ended June 30, 2019 and 2018

	For the Years Ended June 30,
	2019	2018
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, Including Fees	$18,058	$17,106
Mortgage-Backed Securities	1,398	1,129
Investment Securities	62	47
Other Interest-Earning Assets	328	141

Total Interest Income	19,846	18,423

INTEREST EXPENSE
Deposits	4,380	3,046
Federal Home Loan Bank Borrowings	143	445
Other Borrowings	9	4

Total Interest Expense	4,532	3,495
Net Interest Income	15,314	14,928

PROVISION FOR LOAN LOSSES	600	1,050

Net Interest Income after Provision for Loan Losses	14,714	13,878

NON-INTEREST INCOME
Gain on Sale of Loans	1,555	1,767
Loss on Sale of Real Estate and Fixed Assets	(345)	(1)
Realized Gain on Sale of Securities	--	94
Income on Bank Owned Life Insurance	140	140
Service Charges on Deposit Accounts	975	883
Other Income	60	105

Total Non-Interest Income	2,385	2,988

NON-INTEREST EXPENSE
Compensation and Benefits	6,443	6,500
Occupancy and Equipment	1,359	1,345
Franchise and Bank Shares Tax	392	392
Advertising	362	185
Data Processing	533	662
Audit and Examination Fees	242	254
Legal Fees	544	557
Loan and Collection Expense	290	269
Deposit Insurance Premiums	88	125
Other Expenses	820	757

Total Non-Interest Expense	11,073	11,046

Income Before Income Taxes	6,026	5,820

PROVISION FOR INCOME TAX EXPENSE	1,283	2,252

Net Income	$4,743	$3,568

EARNINGS PER SHARE:
Basic	$2.68	$1.98
Diluted	$2.50	$1.87

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
For the Years Ended June 30, 2019 and 2018

	For the Years Ended June 30,
	2019	2018
	(In Thousands)
Net Income	$4,743	$3,568

Other Comprehensive Income (Loss), Net of Tax
Unrealized Holding Gains (Losses) on Debt Securities Available for Sale Arising During the Period	1,066	(694)

Total Comprehensive Income	$5,809	$2,874

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended June 30, 2019 and 2018
	Common Stock	Additional Paid-In Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In Thousands)
BALANCE - June 30, 2017	$23	$34,516	$(1,215)	$(46)	$13,320	$(352)	$46,246
Share Awards Earned	--	134	--	--	--	--	134
ESOP Compensation Earned	--	214	115	--	--	--	329
Stock Options Exercised	--	53	--	--	--	--	53
Distribution of RRP Trust Stock	--	4	--	24	--	--	28
Dividends Paid	--	--	--	--	(924)	--	(924)
Stock Options Vested	--	136	--	--	--	--	136
Company Stock Purchased	--	--	--	--	(1,955)	--	(1,955)
Net Income	--	--	--	--	3,568	--	3,568
Other Comprehensive Loss, Unrealized Loss on Debt Securities, Net of Tax	--	--	--	--	116	(694)	(578)
BALANCE - June 30, 2018	$23	$35,057	$(1,100)	$(22)	$14,125	$(1,046)	$47,037
Share Awards Earned	--	134	--	--	--	--	134
ESOP Compensation Earned	--	253	115	--	--	--	368
Stock Options Exercised	--	325	--	--	--	--	325
Distribution of RRP Trust Stock	--	2	--	22	--	--	24
Dividends Paid	--	--	--	--	(1,051)	--	(1,051)
Stock Options Vested	--	143	--	--	--	--	143
Company Stock Purchased	--	--	--	--	(2,447)	--	(2,447)
Net Income	--	--	--	--	4,743	--	4,743
Other Comprehensive Income, Unrealized Gain on Debt Securities, Net of Tax	--	--	--	--	--	1,066	1,066
BALANCE – June 30, 2019	$23	$35,914	$(985)	$--	$15,370	$20	$50,342

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Years Ended June 30, 2019 and 2018

	For the Years Ended June 30,
	2019	2018
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,743	$3,568
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Gain on Sale of Loans	(1,555)	(1,767)
Realized Gain on Sale of Securities	--	(94)
Net Amortization and Accretion on Securities	109	165
Amortization of Deferred Loan Fees	(188)	(162)
Provision for Loan Losses	600	1,050
Real Estate Owned Valuation Adjustment	75	60
Depreciation of Premises and Equipment	536	503
Loss on Sale of Real Estate and Fixed Assets	345	1
ESOP Compensation Expense	368	329
Deferred Income Tax (Benefit) Expense	(30)	499
Stock Options Expense	135	136
Recognition and Retention Plan and Share Awards Expense	167	162
Increase in Cash Surrender Value on Bank Owned Life Insurance	(140)	(140)
Bad Debt Recovery	13	25
Changes in Assets and Liabilities:
Origination and Purchase of Loans Held-for-Sale	(60,120)	(74,961)
Sale and Principal Repayments on Loans Held-for-Sale	59,829	83,757
Accrued Interest Receivable	(26)	(52)
Other Operating Assets	130	44
Other Operating Liabilities	(133)	(19)

Net Cash Provided By Operating Activities	4,858	13,104

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Principal Collections, Net	(7,977)	(6,676)
Deferred Loan Fees Collected	99	228
Acquisition of Premises and Equipment	(2,611)	(516)
Proceeds from Sale of Fixed Assets	540	--
Improvements to Real Estate Owned Prior to Disposition	(52)	(63)
Activity in Available-for-Sale Securities:
Principal Payments on Mortgage-Backed Securities	8,476	8,165
Sale of Securities	--	3,555
Purchases of Securities	(18,496)	(7,717)
Activity in Held-to-Maturity Securities:
Principal Payments on Mortgage-Backed Securities	2,530	3,437
Purchases of Securities	--	(1,174)

Net Cash Used in Investing Activities	(17,491)	(761)

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Cash Flows (Continued)
For the Years Ended June 30, 2019 and 2018

	For the Years Ended June 30,
	2019	2018
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$27,904	$31,250
Proceeds from Advances from Federal Home Loan Bank	--	183,476
Repayments of Advances from Federal Home Loan Bank	(10,282)	(220,746)
Dividends Paid	(1,051)	(924)
Company Stock Purchased	(2,447)	(1,955)
Net Decrease in Advances from Borrowers for Taxes and Insurance	141	27
Proceeds from Other Bank Borrowings	900	800
Repayment of Other Bank Borrowings	(750)	(500)
Proceeds from Stock Options Exercised	325	53
Recognition and Retention Plan Share Distributions	134	138

Net Cash Provided by/(Used In) Financing Activities	$14,874	(8,381)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,241	3,962

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	15,867	11,905

CASH AND CASH EQUIVALENTS, END OF YEAR	$18,108	$15,867

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	3,584	3,485
Income Taxes Paid	1,286	1,576
Market Value Adjustment for Unrealized Gain (Loss) on Debt Securities Available for Sale	1,349	(790)
Loan Originations to Finance Sale of Real Estate	896	--

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

The Bank is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency (the OCC).  The Bank provides financial services to individuals, corporate entities, and other organizations through the origination of loans and the acceptance of deposits in the form of passbook savings, certificates of deposit, and demand deposit accounts.  Services are provided by seven branch offices, five of which are located in Shreveport, Louisiana and two in Bossier City, Louisiana. The Bank’s home office is located in Shreveport, Louisiana.

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

Significant Group Concentrations of Credit Risk
Most of the Company’s activities are provided to customers of the Bank by seven branch offices, five of which are located in the city of Shreveport, Louisiana and two in Bossier City, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana.

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

At June 30, 2019 and 2018, cash and cash equivalents consisted of the following:

	2019	2018
	(In Thousands)
Cash on Hand	$1,004	$861
Demand Deposits at Other Institutions	14,329	6,206
Federal Funds Sold	2,775	8,800

Total	$18,108	$15,867

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

The Company held no trading securities as of June 30, 2019 and 2018.

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

Other Real Estate Owned
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

Non-Direct Response Advertising
The Company expenses all advertising costs, except for direct-response advertising, as incurred.  Non-direct response advertising costs were $362,000 and $185,000 for the years ended June 30, 2019 and 2018, respectively.

In the event the Company incurs expense for material direct-response advertising, it will be amortized over the estimated benefit period.  Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits.  For the years ended June 30, 2019 and 2018, the Company did not incur any amount of direct-response advertising.

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

The components of other comprehensive income (loss) and related tax effects are as follows:

	2019	2018
	(In Thousands)
Gross Unrealized Holding Gains/(Losses) Arising During the Period	$1,349	$(790)
Tax Effect	(283)	96

Net Unrealized Holding Gains (Losses) Arising During the Period	$1,066	$(694)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	2019	2018
	(In Thousands)
Net Unrealized Gain (Loss) on Securities Available-for-Sale	$26	$(1,323)
Tax Effect	(6)	277

Net-of-Tax Amount	$20	$(1,046)

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments.  The amendments in this Update supersede the guidance to classify equity securities with readily determinable fair values into different categories and require equity securities to be measured at fair value with changes in the fair value recognized through net income.  The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of impairment.  The amendments in this Update also simplify the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period.  In addition, the amendments in this Update exempt all entities that are not public business entities from disclosing fair value information for financial instruments measured at amortized cost.  In addition, for public business entities, the amendments supersede the requirement to disclose the methods and significant assumptions used in calculating the fair value of financial instruments required to be disclosed for financial instruments measured at amortized cost on the balance sheet.  The amendments in this Update require public business entities that are required to disclose fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion consistent with Topic 820, Fair Value Measurement.  In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  The amendments in this Update include items brought to the FASB Board’s attention regarding ASU 2016-01.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  For public business entities that are SEC filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods with those fiscal years.  Management is currently assessing the impact to the Company’s consolidated financial statements.

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

In November 2017, the FASB issued ASU 2017-14, Income Statement – Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606) (SEC Update).  This Update adds, amends, and supersedes SEC paragraphs of the ASC pursuant to Staff Accounting Bulletin No. 116 and SEC Release 33-10403.  This ASU was effective upon issuance.

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

In May 2018, the FASB issued ASU 2018-06, Codification Improvements to Topic 942, Financial Services – Depository and Lending.  The amendments in this Update supersede the guidance in Subtopic 942-740, Financial Services – Depository and Lending – Income Taxes, that is related to Circular 202 because that guidance has been rescinded by the Office of the Comptroller of the Currency (OCC) and is no longer relevant.  This ASU was effective upon issuance.

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

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.”  The ASU removes, modifies, and adds certain disclosure requirements for fair value measurements.  ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019.  In addition, entities may early adopt the modified or eliminated disclosure requirements and delay adoption of the additional disclosure requirements until effective date.  The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2.          Securities
The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:
	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$8,168	$43	$131	$8,080
FNMA Mortgage-Backed Certificates	25,071	355	149	25,277
GNMA Mortgage-Backed Certificates	8,390	19	111	8,298

Total Debt Securities	41,629	417	391	41,655

Total Securities Available-for-Sale	$41,629	$417	$391	$41,655

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$1,134	$--	$18	$1,116
FNMA Mortgage-Backed Certificates	21,308	338	137	21,509

Total Debt Securities	22,442	338	155	22,625

Equity Securities (Non-Marketable)
26,571 Shares – Federal Home Loan Bank	2,657	--	--	2,657
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,907	--	--	2,907

Total Securities Held-to-Maturity	$25,349	$338	$414	$25,532

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$7,601	$2	$518	$7,085
FNMA Mortgage-Backed Certificates	12,465	1	554	11,912
GNMA Mortgage-Backed Certificates	10,581	2	256	10,327

Total Debt Securities	30,647	5	1,328	29,324

Total Securities Available-for-Sale	$30,647	$5	$1,328	$29,324

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Securities	$1,160	$--	$45	$1,115
FNMA Mortgage-Backed Securities	24,882	--	1,025	23,857

Total Debt Securities	26,042	--	1,070	24,972

Equity Securities (Non-Marketable)
25,959 Shares – Federal Home Loan Bank	2,596	--	--	2,596
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,846	--	--	2,846

Total Securities Held-to-Maturity	$28,888	$--	$1,070	$27,818

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2.          Securities (Continued)

The amortized cost and fair value of securities by contractual maturity at June 30, 2019, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Debt Securities
Within One Year or Less	$31	$32	$--	$--
One through Five Years	14,245	14,168	--	--
After Five through Ten Years	16,819	16,685	--	--
Over Ten Years	10,534	10,770	22,442	22,625

	41,629	41,655	22,442	22,625

Other Equity Securities	--	--	2,907	2,907

Total	$41,629	$41,655	$25,349	$25,532

Information pertaining to securities with gross unrealized losses at June 30, 2019 and 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2019
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$--	$--	$391	$19,149

Total Securities Available-for-Sale	$--	$--	$391	$19,149

	June 30, 2018
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$71	$4,709	$1,257	$24,547

Total Securities Available-for-Sale	$71	$4,709	$1,257	$24,547

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2.          Securities (Continued)

The unrealized losses on the Company’s investment in mortgage-backed securities at June 30, 2019 and 2018 were caused by interest rate changes.  The contractual cash flows of these investments are guaranteed by agencies of the U.S. government.  Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2019.

At June 30, 2019 and 2018, securities with a carrying value of $2.3 million and $1.2 million, respectively, were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $152.2 million and $144.5 million, respectively, were pledged to secure FHLB advances.

Note 3.	Loans Receivable

Loans receivable at June 30, 2019 and 2018, are summarized as follows:

	2019	2018
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$118,945	$121,257
Commercial	83,397	74,416
Multi-Family Residential	46,171	38,079
Land	16,106	20,474
Construction	9,502	11,921
Equity and Second Mortgage	1,262	1,541
Equity Lines of Credit	15,619	17,387

Total Mortgage Loans	291,002	285,075

Commercial Loans	35,990	35,458
Consumer Loans
Loans on Savings Accounts	439	462
Other Consumer Loans	329	185

Total Consumer Other Loans	768	647
Total Loans	327,760	321,180

Less: Allowance for Loan Losses	(3,452)	(3,425)
Unamortized Loan Fees	(174)	(262)

Net Loans Receivable	$324,134	$317,493

An analysis of the allowance for loan losses follows:

	2019	2018
	(In Thousands)
Balance - Beginning of Year	$3,425	$3,729
Provision for Loan Losses	600	1,050
Recoveries	13	26
Loan Charge-Offs	(586)	(1,380)

Balance – End of Year	$3,452	$3,425

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 3.          Loans Receivable (Continued)

Fixed rate loans receivable, as of June 30, 2019, are scheduled to mature and adjustable rate loans are scheduled to re-price as follows (in thousands):

	Under	Over One	Over Five	Over
	One	to Five	to Ten	Ten
	Year	Years	Years	Years	Total
		(In Thousands)
Loans Secured by One-to-Four Family Residential
Fixed Rate	$6,364	$42,923	$6,465	$30,634	$86,386
Adjustable Rate	1,337	11,280	8,349	11,593	32,559
Other Loans Secured by Real Estate
Fixed Rate	29,867	68,282	29,210	4,550	131,909
Adjustable Rate	19,743	9,357	--	11,048	40,148
All Other Loans
Fixed Rate	3,624	16,846	712	--	21,182
Adjustable Rate	15,576	--	--	--	15,576

Total	$76,511	$148,688	$44,736	$57,825	$327,760

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 3.          Loans Receivable (Continued)

Credit Quality Indicators (Continued)
Loss - This classification includes those loans which are considered uncollectible and of such little value that their continuance as loans is not warranted.  Even partial recovery may be possible in the future, it is not practical or desirable to defer writing off these though basically worthless loans.  Accordingly, these loans are charged-off before period end.

The following tables present the grading of loans, segregated by class of loans, as of June 30, 2019 and 2018:

June 30, 2019	Pass and Pass Watch	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$118,459	$17	$469	$--	$118,945
Commercial	80,087	--	3,310	--	83,397
Multi-Family Residential	46,171	--	--	--	46,171
Land	13,126	--	2,980	--	16,106
Construction	9,502	--	--	--	9,502
Equity and Second Mortgage	1,168	64	30	--	1,262
Equity Lines of Credit	15,619	--	--	--	15,619
Commercial Loans	35,367	--	623	--	35,990
Consumer Loans	768	--	--	--	768

Total	$320,267	$81	$7,412	$--	$327,760

June 30, 2018	Pass and Pass Watch	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$120,317	$652	$996	$--	$121,257
Commercial	74,416	--	4,060	--	74,416
Multi-Family Residential	38,079	--	--	--	38,079
Land	20,474	--	--	--	20,474
Construction	11,921	--	--	--	11,921
Equity and Second Mortgage	1,541	--	--	--	1,541
Equity Lines of Credit	17,300	--	87	--	17,387
Commercial Loans	29,817	--	873	--	35,458
Consumer Loans	647	--	--	--	647

Total	$314,512	$652	$6,016	$--	$321,180

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.          Loans Receivable (Continued)

Credit Quality Indicators (Continued)
An aging analysis of past due loans, segregated by class of loans, as of June 30, 2019 and 2018, is as follows:

June 30, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment >90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,204	$715	$596	$3,515	$115,430	$118,945	$420
Commercial	--	--	--	--	83,397	83,397	--
Multi-Family Residential	--	--	--	--	46,171	46,171	--
Land	--	--	2,981	2,981	13,125	16,106	--
Construction	--	--	--	--	9,502	9,502	--
Equity and Second Mortgage	120	--	--	120	1,142	1,262	--
Equity Lines of Credit	--	49	--	49	15,570	15,619	--
Commercial Loans	--	--	215	215	35,775	35,990	49
Consumer Loans	--	--	--	--	768	768	--

Total	$2,324	$764	$3,792	$6,880	$320,880	$327,760	$469

June 30, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,481	$230	$1,954	$3,665	$117,592	$121,257	$680
Commercial	--	--	--	--	74,416	74,416	--
Multi-Family Residential	--	--	--	--	38,079	38,079	--
Land	--	--	--	--	20,474	20,474	--
Construction	--	--	--	--	11,921	11,921	--
Equity and Second Mortgage	--	--	--	--	1,541	1,541	--
Equity Lines of Credit	134	59	117	310	17,077	17,387	30
Commercial Loans	--	--	416	416	35,042	35,458	--
Consumer Loans	--	--	--	--	647	647	--

Total	$1,615	$289	$2,487	$4,391	$316,789	$321,180	$710

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.          Loans Receivable (Continued)

Credit Quality Indicators (Continued)
The allowance for loan losses and recorded investment in loans for the year ended June 30, 2019 and 2018 was as follows:

	Real Estate Loans
June 30, 2019	Residential	Commercial	Multi-Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,166	$436	$256	$161	$163	$311	$929	$3	$3,425
Charge-Offs	(277)	--	--	(289)	--	(20)	--	--	(586)
Recoveries	--	--	--	--	--	13	--	--	13
Current Provision	128	72	82	228	(48)	(160)	298	--	600
Ending Balances	$1,017	$508	$338	$100	$115	$144	$1,227	$3	$3,452

Evaluated for Impairment:
Individually	--	238	--	--	--	--	--	--	238
Collectively	1,017	270	338	100	115	144	1,227	3	3,214

Loans Receivable:
Ending Balances - Total	$118,945	$83,397	$46,171	$16,106	$9,502	$16,881	$35,990	$768	$327,760
Ending Balances:
Evaluated for Impairment:
Individually	469	3,310	--	2,980	--	30	623	--	7,412
Collectively	$118,476	$80,087	$46,171	$13,126	$9,502	$16,851	$35,367	$768	$320,348

	Real Estate Loans
June 30, 2018	Residential	Commercial	Multi- Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,822	$353	$73	$203	$147	$142	$979	$10	$3,729
Charge-Offs	(797)	--	--	(109)	--	(217)	(250)	(7)	(1,380)
Recoveries	5	--	--	20	--	1	--	--	26
Current Provision	136	83	183	47	16	385	200	--	1,050
Ending Balances	$1,166	$436	$256	$161	$163	$311	$929	$3	$3,425

Evaluated for Impairment:
Individually	--	--	--	--	--	--	--	--	--
Collectively	1,166	436	256	161	163	311	929	3	3,425

Loans Receivable:
Ending Balances – Total	$121,257	$74,416	$38,079	$20,474	$11,921	$18,928	$35,458	$647	$321,180
Ending Balances:
Evaluated for Impairment:
Individually	1,648	4,060	--	--	--	87	873	--	6,668
Collectively	$119,609	$70,356	$38,079	$20,474	$11,921	$18,841	$34,585	$647	$314,512

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.          Loans Receivable (Continued)

Credit Quality Indicators (Continued)
The following table’s present loans individually evaluated for impairment, segregated by class of loans, as of June 30, 2019 and 2018:

June 30, 2019	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$469	$469	$--	$469	$--	$474
Commercial	3,310	--	3,310	3,310	238	3,877
Multi-Family Residential	--	--	--	--	--	--
Land	2,980	2,980	--	2,980	--	2,951
Construction	--	--	--	--	--	--
Equity and Second Mortgage	30	30	--	30	--	30
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	623	623	--	623	--	630
Consumer Loans	--	--	--	--	--	--

Total	$7,412	$4,102	$3,310	$7,412	$238	$7,962

June 30, 2018	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,648	$1,648	$--	$1,648	$--	$1,687
Commercial	4,060	4,060	--	4,060	--	4,186
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	87	87	--	87	--	87
Commercial Loans	873	873	--	873	--	877
Consumer Loans	--	--	--	--	--	--

Total	$6,668	$6,668	$--	$6,668	$--	$6,837

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

	June 30, 2019
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial business	$457	$122	$122	$579
1-4 Family Residential	76	--	--	76
Commercial real estate	3,310	--	--	3,310

	June 30, 2018
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial business	$4,943	$416	$416	$5,359
1-4 Family Residential	1,943	--	--	1,943

During the year ended June 30, 2019 there were four loan relationships with a pre-modification balance of $4.7 million identified as TDRs after conversion of the loans’ interest rates and payment term modifications. For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result, the loan is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of June 30, 2019, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.          Loans Receivable (Continued)

Credit Quality Indicators (Continued)
For each of the years ended June 30, 2019 and 2018, approximately $274,000 and $126,000, respectively, of interest was foregone on non-accrual loans.  Impaired loans consisted of non-accruing loans at June 30, 2019 and 2018, and TDRs at June 30, 2019 and 2018.  Impaired loans, segregated by class of loans, were as follows:

	2019	2018
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$295	$2,586
Commercial	3,310	5,359
Multi-Family Residential	--	--
Land	2,980	--
Construction	--	--
Equity and Second Mortgage	--	--
Equity Lines of Credit	30	87
Commercial Loans	623	416
Consumer Loans	--	--

Total	$7,238	$8,448

Note 4.	Accrued Interest Receivable

Accrued interest receivable at June 30, 2019 and 2018 consisted of the following:

	2019	2018
	(In Thousands)
Accrued Interest on:
Mortgage Loans	$391	$554
Other Loans	654	487
Investments	2	3
Mortgage-Backed Securities	125	102

Total	$1,172	$1,146

Note 5.	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	2019	2018
	(In Thousands)
Land	$4,594	$3,746
Buildings	10,590	8,614
Equipment	2,031	1,468
Construction in Progress	140	1,681
	17,355	15,509
Accumulated Depreciation	(3,801)	(3,266)

Total	$13,554	$12,243

     Depreciation expense charged against operations for the years ended June 30, 2019 and 2018 was $536,000 and $503,000, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 6.	Deposits

Deposits at June 30, 2019 and 2018 are summarized as follows:

	Weighted	Weighted
	Average	Average
	Rate at	Rate at	2019		2018
	6/30/2019	6/30/2018	Amount	Percent	Amount	Percent
			(Dollars in Thousands)
Non-Interest Bearing	0.00%	0.00%	$59,351	15.29%	$58,001	16.10%
NOW Accounts	0.55%	0.67%	31,045	8.00	34,576	9.60
Money Market	1.21%	0.84%	74,934	19.31	70,175	19.48
Passbook Savings	0.77%	0.53%	39,569	10.19	36,241	10.06
			204,899	52.79	198,993	55.24

Certificates of Deposit	2.07%	1.56%	183,265	47.21	161,267	44.76

Total Deposits			$388,164	100.00%	$360,260	100.00%

The composition of certificates of deposit accounts by interest rate is as follows:

	2019		2018
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
0.00% to 0.99%	$12,627	6.89%	$15,310	9.49%
1.00% to 1.99%	65,745	35.87	121,572	75.39
2.00% to 2.99%	102,767	56.08	24,234	15.03
3.00% to 3.99%	2,126	1.16	151	0.09

Total Deposits	$183,265	100.00%	$161,267	100.00%

Maturities of certificates of deposit accounts at June 30, 2019 are scheduled as follows:

			Weighted
Year Ending			Average
June 30,	Amount	Percent	Rate
	(Dollars in Thousands)
2020	$97,610	53.26%	1.95%
2021	41,627	22.72	2.00
2022	25,850	14.11	2.27
2023	7,336	4.00	2.13
2024	10,375	5.66	2.80
2025	467	0.25	2.98
Total	$183,265	100.00%	2.07%

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 6.          Deposits (Continued)

Interest expense on deposits for the years ended June 30, 2019 and 2018 was as follows:

	2019	2018
	(In Thousands)
NOW and Money Market	$927	$458
Passbook Savings	195	194
Certificates of Deposit	3,258	2,394

Total	$4,380	$3,046

The aggregate amount of time deposits in denominations of $100,000 or more at June 30, 2019 and 2018 was $131.9 million and $114.2 million, respectively.

At June 30, 2019 and 2018, the Bank had brokered certificates of deposit totaling $11.2 million and $8.7 million, respectively. The brokered certificates of deposit are callable by the Bank after twelve months.

Note 7.          Advances from Federal Home Loan Bank of Dallas

Pursuant to collateral agreements with the Federal Home Loan Bank of Dallas (FHLB), advances are secured by a blanket floating lien on first mortgage loans.  Total interest expense recognized amounted to $143,000 and $445,000 for fiscal years 2019 and 2018, respectively.

Advances at June 30, 2019 and 2018 consisted of the following:

	Advance Total
Contract Rate	2019	2018
	(In Thousands)
0.00% to 0.99%	$--	$--
1.00% to 1.99%	--	--
2.00% to 2.99%	--	10,000
3.00% to 3.99%	--	--
4.00% to 4.99%	1,355	1,637

Total	$1,355	$11,637

Maturities of advances at June 30, 2019 are as follows (in thousands):

Year Ending
June 30,	Amount
2020	$295
2021	192
2022	34
2023	36
2024	798
Thereafter	--

Total	$1,355

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 8.          Other Borrowings

At June 30, 2019 and 2018, the Company had available a $3.0 million line of credit agreement with First National Bankers Bank with the latest line maturing September 29, 2019. The line is secured by shares of the subsidiary Bank’s common stock and bears interest at an initial rate of 5.0%, subject to change when adjustments are made to Wall Street Journal Prime.  At June 30, 2019, the line had an outstanding balance of $450,000.   Interest expense amounted to $9,000 and $4,000 for the years ended June 30, 2019 and 2018, respectively.

Note 9.	Commitments

Lease Commitments
The Bank leases property for two branch facilities expiring in various years through May 2021.

Future minimum rental payments resulting from the non-cancelable term of these leases are as follows (in thousands):

Year Ending
June 30,	Amount
2020	$52
2021	48

Total	$100

Total rent expense paid under the terms of these leases for the years ended June 30, 2019 and 2018 amounted to $88,000 and $86,000, respectively.

Contractual Commitment
The Bank has an agreement with a third-party to provide on-line data processing services.  The agreement, which expires May 31, 2024, contains minimum monthly service charges of $28,821.  At the end of this term, the agreement will automatically continue for successive periods of five years unless terminated upon written notice given at least six months prior to the end of the present term.

The future minimum commitments for the on-line processing services are as follows (in thousands):

Year Ending
June 30,	Amount
(In Thousands)
2020	$346
2021	346
2022	346
2023	346
2024	317
Total	$1,701

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 9.	Commitments (Continued)

Employment Contracts
The Company and the Bank have employment contract with a certain key employees.  These contracts provide for compensation and termination benefits.  The future minimum commitments for employment contracts are as follows (in thousands):

Year Ending
June 30,	Amount
(In Thousands)
2020	$194
2021	194
2022	194

Total	$582

Letters of Credit
At June 30, 2019, the Company had secured letters of credit in the aggregate amount of $27.7 million outstanding with the Federal Home Loan Bank, and $27.7 million expiring within one year.  These letters of credit were issued to secure public body deposits.  There were no outstanding borrowings associated with these letters of credit at June 30, 2019.

Note 10.          Income Taxes

The Company and its subsidiary file consolidated federal income tax returns.  The current provision for federal and state income taxes is calculated on pretax accounting income adjusted by items considered to be permanent differences between book and taxable income.  Income tax expense for the years ended June 30, 2019 and 2018 is summarized as follows:

	2019	2018
	(In Thousands)
Current	$1,313	$1,753
Deferred	(30)	499

Total	$1,283	$2,252

The effective federal income tax rate for the years ended June 30, 2019 and 2018 was 21.3% and 38.7%, respectively.  Reconciliations of income tax expense at the statutory rate to the Company’s effective rates are as follows:

	2019	2018
	(In Thousands)
Computed at Expected Statutory Rate	$1,265	$2,322
Non-Taxable Income	--	(46)
Other	18	(24)

Provision for Income Tax Expense	$1,283	$2,252

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 10.          Income Taxes (Continued)

At June 30, 2019 and 2018, temporary differences between the financial statement carrying amount and tax bases of assets that gave rise to deferred tax recognition were related to the effect of loan bad debt deduction differences for tax and book purposes, deferred stock option compensation, and supplemental employee retirement benefits.  The deferred tax expense or benefit related to securities available-for-sale has no effect on the Company’s income tax provision since it is charged or credited to the Company’s other comprehensive income or loss equity component.  A valuation allowance has been established to eliminate the deferred tax benefit of capital losses due to the uncertainty as to whether the tax benefits would be realized in future periods.

The net deferred income tax asset and liability consisted of the following components at June 30, 2019 and 2018:

	2019	2018
	(In Thousands)
Deferred Tax Assets
Market Value Adjustment to Available-for-Sale
Securities	$(5)	$278
Stock Option and SERP Compensation	223	199
Loans Receivable - Bad Debt Loss Allowance	659	653
Capital Losses	92	45
	969	1,175
Valuation Allowance	(120)	(73)

Net Deferred Tax Assets	$849	$1,102

Included in retained earnings at June 30, 2019 and 2018 is approximately $3.3 million for which no deferred Federal income tax liability has been recorded. This amount consists of the total amount of bad debt reserves deducted for income tax reporting purposes prior to January 1, 1988. Under current tax law, these pre-1988 bad debt reserves are subject to recapture into taxable income if the Bank were to (a) make certain “non-dividend distributions,” which include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation or (b) cease to maintain a bank or thrift charter. The unrecorded deferred tax liability was approximately $693,000 at June 30, 2019 and 2018.

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

Note 11.          Employee Benefit Plans

Effective November 15, 2004, the Bank adopted the Home Federal Bank Employees’ Savings and Profit Sharing Plan and Trust.  This plan complies with the requirements of Section 401(k) of the Internal Revenue Code.  Those eligible for this defined contribution plan must have completed twelve months of full time service and attained age 21.  For 2019, participating employees may make elective salary reduction contributions of up to $19,000 of their eligible compensation.  The Bank will contribute a basic “safe harbor” contribution of 3% of participant plan salary and will match 100% of the first 6% of plan salary elective deferrals.  The Bank is also permitted to make discretionary contributions to be allocated to participant accounts.  Pension costs, including administrative fees, attributable to the Bank’s 401(k) safe harbor plan for the years ended June 30, 2019 and 2018 were $199,000 and $175,000 respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 11.          Employee Benefit Plans (Continued)

During fiscal year 2011, the Company established a Survivor Benefit Plan for the benefit of selected executives.  The purpose of the plan is to provide benefits to designated beneficiaries, if a participant dies while employed by the Company.  The plan is considered an unfunded plan for tax and ERISA purposes, and all obligations arising under the plan are payable from the general assets of the Company.  At June 30, 2019 and 2018, there were no obligations requiring accrual for this plan.

The Bank adopted a Supplemental Executive Retirement Agreement on December 27, 2012 (Effective Date) for its then Chief Executive Officer, Daniel R. Herndon. The agreement provides for retirement  benefits  payable  in  equal  annual  installments  of  $75,000  for  eight  consecutive  years after Mr. Herndon’s retirement. Mr. Herndon was 100% vested after December 31, 2017.  In the event of his death after a separation from service on or after December 31, 2017, and prior to receipt of eight years of Supplemental Retirement Benefits, the remainder will be payable each year to his designated beneficiary.  In the event of his death while in active service, the designated beneficiary shall receive the full Supplemental Retirement Benefit in a single lump sum payment within thirty days following the date of death.

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

For the years ended June 30, 2019 and 2018, the Company recorded compensation expense totaling $38,506 and $93,789, respectively, to accrue the benefits required by the Supplemental Executive Retirement Agreements.  The Bank’s compensation expense under the agreement with Mr. Herndon was fully accrued as of December 31, 2017.

Note 12.          Employee Stock Ownership Plan

During fiscal 2009, the Company instituted an employee stock ownership plan.  The Home Federal Bank Employee Stock Ownership Plan (ESOP) enables all eligible employees of the Bank to share in the growth of the Company through the acquisition of stock.  Employees are generally eligible to participate in the ESOP after completion of one year of service and attaining the age of 21.

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

As compensation expense is incurred, the unearned ESOP shares account is reduced based on the original cost of the stock.  The difference between the cost and the average market price of shares released for allocation is applied to additional paid-in capital.  ESOP compensation expense for the years ended June 30, 2019 and 2018, was approximately $368,000 and $329,000, respectively.

The ESOP shares as of June 30, 2019 and 2018, were as follows:

	2019	2018
Allocated and Committed to be Released Shares, Beginning of Year	110,228	99,205
Shares Allocated and Committed to be Released During the Year	11,023	11,023
Unallocated and Unreleased Shares, as of Year End	95,642	106,665

Total ESOP Shares	216,893	216,893

Fair Value of Unreleased Shares (In Thousands)	$3,180	$3,355

Stock Price	$33.25	$31.45

Note 13.          Stock-Based Compensation

Recognition and Retention Plans
On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement as an incentive to retain personnel of experience and ability in key positions. The aggregate number of shares of the Company’s common stock available under the 2011 Recognition Plan totaled 77,808 shares, all of which have been awarded.

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

Recognition and Retention Plans (Continued)
The cost associated with the 2011 Recognition Plan is based on a share price of $18.92 on July 31, 2014, which represents the fair market price of the Company’s stock on the date on which the 2011 Recognition Plan shares were granted. The cost of the 2011 Recognition Plan is being recognized over the five year vesting period.

Stock Option Plans
On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the 2005 Option Plan) for the benefit of directors, officers, and other employees.  The aggregate number of shares of common stock reserved for issuance under the Option Plan totaled 158,868 (as adjusted).  Both incentive stock options and non-qualified stock options may be granted under the plan.  The 2005 Stock Option Plan terminated on June 8, 2015, however the 12,705 outstanding stock options as of June 30, 2019 will remain in effect for the remainder of their original ten year terms.

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

On August 19, 2010 and July 31, 2014, the Company granted 21,616 options and 2,133 options, respectively, under the 2005 Option Plan that were previously forfeited (as adjusted for the conversion) at an exercise price of $10.93 and $18.92 per share, respectively.  On January 31, 2012 and July 31, 2014, 165,344 options and 29,178 options, respectively, were granted to directors and employees at an exercise price of $14.70 and $18.92 per share, respectively, under the 2011 Option Plan.  As of June 30, 2019, there were 389 stock options available for future grant under the 2011 Option Plan.

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

Stock Incentive Plan
On November 12, 2014, the shareholders of the Company approved the adoption of the Company’s 2014 Stock Incentive Plan (the Stock Incentive Plan) for the benefit of employees and non-employee directors as an incentive to contribute to the success of the Company and to reward employees for outstanding performance and the attainment of targeted goals.  The Stock Incentive Plan covers a total of 150,000 shares, of which no more than 37,500 shares, or 25% of the plan, may be share awards.  The balance of the plan is reserved for stock option awards which would total 112,500 stock options assuming all the share awards are issued. All incentive stock options granted under the Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  On October 26, 2015, the Company granted a total of 34,500 plan share awards and 103,500 stock options to directors, officers, and other key employees vesting ratably over five years. On February 5, 2019, the Company granted a total of 3,000 plan share awards and 13,500 stock options to key employees vesting ratably over five years. The Stock Incentive Plan cost is recognized over the five year vesting period.

Share Awards
Following is a summary of the status of the share awards outstanding under the 2011 Recognition Plan and Stock Incentive Plan during the fiscal years ended June 30, 2019 and 2018:

	Awarded Shares
	2019	2018
Balance - Beginning of Year	23,527	31,937
Granted	--	--
Forfeited	--	--
Earned and Issued	(8,410)	(8,410)

Balance - End of Year	15,117	23,527

Compensation expense pertaining to the 2011 Recognition Plan and the share awards under the Stock Incentive Plan was approximately $167,000 and $162,000 for the years ended June 30, 2019 and 2018, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 13.	Stock-Based Compensation (Continued)

Stock Options
Following is a summary of the status of the options outstanding under the Option Plan and Stock Incentive Plan during the fiscal years ended June 30, 2019 and 2018:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Shares	Price	Term	Value
Outstanding at June 30, 2018	292,050	$17.79	5.05	$3,986,887
Granted	13,500	31.25
Exercised	(20,918)	15.35
Forfeited	--	--
Outstanding at June 30, 2019	284,632	$18.65	4.40	$4,138,129

Options Exercisable at June 30, 2019	225,265	$17.12	3.73	$3,642,423

Outstanding at June 30, 2017	300,150	$17.83	6.07
Granted	--	--
Exercised	(3,600)	14.70
Forfeited	(4,500)	14.70
Outstanding at June 30, 2018	292,050	$17.79	5.05	$3,986,887

Options Exercisable at June 30, 2018	220,122	$16.32	4.38	$3,327,981

The fair value of each option granted is estimated on the grant date using the Black-Scholes model.  The following assumptions were made in estimating fair value.

	2014 Stock	2014 Stock
	Incentive Plan	Incentive Plan	2011 Option Plan
	February 5, 2019	October 26, 2015	July 31, 2014
Dividend Yield	1.79%	1.39%	1.50%
Expected Term	10 years	10 years	10 years
Risk-Free Interest Rate	2.71%	2.07%	2.58%
Expected Life	10 years	10 years	10 years
Expected Volatility (1)	16.17%	20.38%	9.56%
_______________
(1) Weekly volatility is annualized by multiplying by the square root of 52.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 13.	Stock-Based Compensation (Continued)

Stock Options

A summary of the status of the Company’s nonvested options as of June 30, 2019 and changes during the year ended June 30, 2019 is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Nonvested at June 30, 2018	71,928	$22.29
Granted	13,500	31.25
Vested	(26,061)	22.02
Forfeited	--	--
Nonvested at June 30, 2019	59,367	$24.45

For the years ended June 30, 2019 and 2018, compensation expense charged to operations for stock options granted under the Option Plan and the Stock Incentive Plan was $135,000 and $136,000, respectively.

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

No material gains or losses are anticipated as a result of these transactions.

At June 30, 2019 and 2018, the following financial instruments were outstanding:

	Contract Amount
	2019	2018
	(In Thousands)
Commitments to Grant Loans	$40,582	$43,595
Unfunded Commitments Under Lines of Credit	8,981	11,142
	$49,563	$54,737

Fixed Rate Loans (3.75% - 5.50 % in 2019; 4.00% - 5.75% in 2018)	$49,563	$54,737
Variable Rate Loans (-- % in 2019 and 2018)	--	--
	$49,563	$54,737

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 14.	Off-Balance Sheet Activities (Continued)

Cash Deposits
The Company periodically maintains cash balances in financial institutions that are in excess of insured amounts.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.  At June 30, 2019, we had $15.1 million in cash deposits over the insured limit of $250,000.

Regional Credit Concentration
A substantial portion of the Bank’s lending activity is with customers located within a 100 mile radius of the Shreveport, Louisiana metropolitan area, which includes areas of northwest Louisiana, northeast Texas and southwest Arkansas.  Although concentrated within the region, the Bank has a diversified loan portfolio, which should preclude the Bank from being dependent upon the well-being of any particular economic sector to ensure collectibility of any significant portion of its debtors’ loan contracts.

Other Credit Concentrations
The Bank has purchased, with recourse from the seller, a significant number of loans from third-party mortgage originators.  These loans are serviced by these entities.  At June 30, 2019 and 2018, the balance of the loans outstanding being serviced by these entities was $4.8 million and $5.8 million, respectively.

Interest Rate Floors and Caps
The Bank writes interest rate floors and caps into its variable rate mortgage loan contracts and loan servicing agreements in an attempt to manage its interest rate exposure.  Such floors and caps enable customers to transfer, modify, or reduce their interest rate risk, which, in turn, creates an off-balance sheet market risk to the Bank.  At June 30, 2019, the Bank’s loan portfolio contained approximately $32.6 million of loans in which the loan contracts or servicing agreements possessed interest rate floors and caps.  Of this amount, $4.8 million consisted of purchased loans, which were originated by third-party mortgage originators.

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

An analysis of the activity in loans made to such borrowers (both direct and indirect), including lines of credit, is summarized as follows for the years ended June 30, 2019 and 2018:

	2019	2018
	(In Thousands)
Balance – Beginning of Year	$2,602	$2,842
Additions	1,071	236
Principal Payments	(846)	(476)

Balance – End of Year	$2,827	$2,602

Deposits from related parties held by the Bank at June 30, 2019 and 2018, amounted to $3.9 million and $3.5 million, respectively.

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

The Bank is required to maintain minimum capital ratios under OCC regulatory guidelines in order to ensure capital adequacy.  Management believes, as of June 30, 2019 and 2018, that the Bank met all OCC capital adequacy requirements to which it is subject.

As of June 30, 2019, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum capital ratios, which are different than those required to meet OCC capital adequacy requirements.

There are no conditions or events since that notification that management believes may have changed the Bank’s category.  The Bank was also classified as well capitalized at June 30, 2019.

The Bank’s actual and required capital amounts and ratios for OCC regulatory capital adequacy purposes are presented below as of June 30, 2019 and 2018:

				Required for Capital
		Actual		Adequacy Purposes
		Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
June 30, 2019
Core Capital	(1)	$50,171	11.37%	$13,235	3.00%
Common Equity Tier 1	(2)	50,171	16.51	13,678	4.50
Tangible Capital	(1)	50,171	11.37	6,618	1.50
Total Risk-Based Capital	(2)	53,623	17.64	24,316	8.00

June 30, 2018
Core Capital	(1)	$47,981	11.36%	$12,675	3.00%
Common Equity Tier 1	(2)	47,981	16.65	12,969	4.50
Tangible Capital	(1)	47,981	11.36	6,337	1.50
Total Risk-Based Capital	(2)	51,406	17.84	23,057	8.00
_____________________
(1) Amounts and Ratios to Adjusted Total Assets
(2) Amounts and Ratios to Total Risk-Weighted Assets

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 16.          Regulatory Matters (Continued)

The Bank’s actual and required capital amounts and ratios to be well capitalized under prompt corrective action provisions are presented below as of June 30, 2019 and 2018:

				Required to be
		Actual		Well Capitalized
		Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
June 30, 2019
Tier 1 Leverage Capital	(1)	$50,171	11.37%	$22,059	5.00%
Common Equity Tier 1	(2)	50,171	16.51	19,756	6.50
Tier 1 Risk-Based Capital	(2)	50,171	16.51	24,316	8.00
Total Risk-Based Capital	(2)	53,623	17.64	30,395	10.00

June 30, 2018
Tier 1 Leverage Capital	(1)	$47,981	11.36%	$21,125	5.00%
Common Equity Tier 1	(2)	47,981	16.65	18,734	6.50
Tier 1 Risk-Based Capital	(2)	47,981	16.65	23,057	8.00
Total Risk-Based Capital	(2)	51,406	17.84	28,821	10.00
__________________________
(1) Amounts and Ratios to Adjusted Total Assets
(2) Amounts and Ratios to Total Risk-Weighted Assets

The actual and required capital amounts and ratios applicable to the Bank for the years ended June 30, 2019 and 2018 are presented in the following tables, including a reconciliation of capital under generally accepted accounting principles (GAAP) to such amounts reported for regulatory purposes:

			Minimum for Capital
	Actual		Adequacy Purposes
	Ratio	Amount	Ratio	Amount
	(Dollars in Thousands)
June 30, 2019

Total Equity, and Ratio to Average Total Assets	11.39%	$50,559
Investments in and Advances to Nonincludable Subsidiaries		(118)
Unrealized Gains on Securities Available-for-Sale		(20)
Non-significant investments Capital Stock		(250)
Tangible Capital, and Ratio to Adjusted Total Assets	11.37%	$50,171	1.50%	$6,618
Tier 1 (Core) Capital, and Ratio to Adjusted Total Assets	11.37%	$50,171	3.00%	13,235
Tier 1 (Core) Capital, and Ratio to Risk-Weighted Assets	16.51%	50,171	4.50%	13,678
Allowance for Loan Losses		3,452
Excess Allowance for Loan Losses		--
Total Risk-Based Capital, and Ratio to Risk-Weighted Assets	17.64%	$53,623	8.00%	$24,316
Average Total Assets		$441,564
Adjusted Total Assets		$441,176
Risk-Weighted Assets		$303,946

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 16.          Regulatory Matters (Continued)

			Minimum for Capital
	Actual		Adequacy Purposes
	Ratio	Amount	Ratio	Amount
	(Dollars in Thousands)
June 30, 2018

Total Equity, and Ratio to Average Total Assets	11.10%	$46,775
Investments in and Advances to
Nonincludable Subsidiaries		(119)
Unrealized Gains on Securities Available-for-Sale		1,325
Tangible Capital, and Ratio to Adjusted Total Assets	11.36%	$47,981	1.50%	$6,337

Tier 1 (Core) Capital, and Ratio to Adjusted Total Assets	11.36%	$47,981	3.00%	12,675

Tier 1 (Core) Capital, and Ratio to Risk-Weighted Assets	16.65%	47,981	4.50%	12,969
Allowance for Loan Losses		3,425
Excess Allowance for Loan Losses		--

Total Risk-Based Capital, and Ratio to Risk-Weighted Assets	17.84%	$51,406	8.00%	$23,057
Average Total Assets		$421,548
Adjusted Total Assets		$422,504
Risk-Weighted Assets		$288,208

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 17.          Restrictions on Dividends

Banking regulations place certain restrictions on dividends paid by the Bank to the Company.  The Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to the Company’s shareholders, interest payments on the subordinated debt and other general corporate purposes.  The Bank’s ability to pay cash dividends directly or indirectly to the Company is governed by federal law, regulations and related guidance.  These include the requirement that the Bank must receive approval to declare a dividend if the total amount of all dividends, including the proposed dividend, declared by the Bank in any current year exceeds the total of the Bank’s net income for the current year to date, combined with its retained net income for the previous two years.  The term “retained net income” as defined by federal regulations means the Bank’s net income for a specified period less the total amount of all dividends declared in that period.

The Bank may not pay dividends to the Company if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines or if the bank regulators have notified the Bank that it is in need of more than normal supervision. Under the Federal Deposit Insurance Act, an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the Federal Deposit Insurance Act).  Payment of dividends by the Bank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.

For the years ended June 30, 2019 and 2018, the Bank paid a total of $2.5 million and $2.0 million, respectively, in cash dividends to the Company.  At June 30, 2019, the Bank’s retained net income for the calendar years ended December 31, 2018 and 2017 and six months ended June 30, 2019, less the dividends declared and paid during those periods, totaled $5.3 million.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 18.          Fair Value Disclosures (Continued)

At June 30, 2019 and 2018, the carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	2019		2018
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$18,108	$18,108	$15,867	$15,867
Securities Available-for-Sale	41,655	41,655	29,324	29,324
Securities to be Held-to-Maturity	25,349	25,532	28,888	27,818
Loans Held-for-Sale	8,608	8,608	6,762	6,762
Loans Receivable	$324,134	$310,812	$317,493	$314,724

Financial Liabilities
Deposits	$388,164	$368,212	$360,260	$345,347
Advances from FHLB	1,355	1,246	11,637	11,517

Off-Balance Sheet Items
Mortgage Loan Commitments	$8,981	$8,981	$5,827	$5,827

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

•
Level 3 - Fair value is based upon inputs that are unobservable for the asset or liability.  These inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).  These inputs are developed based on the best information available in the circumstances, which include the Company’s own data.  The Company’s own data used to develop unobservable inputs are adjusted, if information indicates that market participants would use different assumptions.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the year ended June 30, 2019.

Fair values of assets and liabilities measured on a recurring basis at June 30, 2019 and 2018 are as follows:

	Fair Value Measurements
June 30, 2019	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$8,080	$--	$8,080
FNMA	--	25,277	--	25,277
GNMA	--	8,298	--	8,298

Total	$--	$41,655	$--	$41,655

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 18.          Fair Value Disclosures (Continued)

	Fair Value Measurements
June 30, 2018	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$7,085	$--	$7,085
FNMA	--	11,912	--	11,912
GNMA	--	10,327	--	10,327

Total	$--	$29,324	$--	$29,324

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at June 30, 2019 or 2018.

The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis at June 30, 2019 and 2018.

	Fair Value Measurements
June 30, 2019	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans,
Net of Allowance	$--	$--	$7,000	$7,000
Other Real Estate Owned	--	--	1,366	1,366

Total	$--	$--	$8,366	$8,366

	Fair Value Measurements
June 30, 2018	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans,
Net of Allowance	$--	$--	$8,448	$8,448
Other Real Estate Owned	--	--	1,177	1,177

Total	$--	$--	$9,625	$9,625

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 19.          Earnings Per Common Share

The following table presents the components of average outstanding common shares for the years ended June 30, 2019 and 2018:

	2019	2018
Average Common Shares Issued	1,873,789	1,918,831
Average Unearned ESOP Shares	(104,195)	(115,724)
Average Unearned RRP Trust Shares	(1,858)	(3,572)

Weighted Average Number of Common
Shares Used in Basic EPS	1,767,736	1,799,535

Effect of Dilutive Securities
Stock Options	126,275	111,592

Weighted Average Number of Common
Shares and Dilutive Potential Common
Shares Used in Dilutive EPS	1,894,011	1,911,127

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in GAAP.  For the years ended June 30, 2019 and 2018, there were outstanding options to purchase 284,465 and 292,050 shares, respectively, at a weighted average share price of $18.07 per share for 2019 and $17.87 per share for 2018.

Note 20.          Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date that the financial statements were available to be issued.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 21.          Parent Company Financial Statements

Financial information pertaining only to Home Federal Bancorp, Inc. of Louisiana as of June 30, 2019 and 2018 is as follows:

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Balance Sheets
June 30, 2019 and 2018

	June 30,
	2019	2018
	(In Thousands)
Assets
Cash and Cash Equivalents	$64	$128
Investment in Subsidiary	50,559	47,024
Other Assets	209	213

Total Assets	$50,832	$47,365

Liabilities and Stockholders’ Equity
Borrowings	$450	$300
Other Liabilities	4	28
Stockholders’ Equity	50,342	47,037

Total Liabilities and Stockholders’ Equity	$50,832	$47,365

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Statements of Operations
For the Years Ended June 30, 2019 and 2018

	For the Years Ended June 30,
	2019	2018
	(In Thousands)
Equity in Undistributed Earnings of Subsidiary	$4,968	$3,791
Interest Income	68	74

Total Income	5,036	3,865

Operating Expenses	344	377
Interest Expense	9	4

Total Expense	353	381

Income Before Income Tax Benefit	4,683	3,484
Income Tax Benefit	(60)	(84)

Net Income	$4,743	$3,568

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 21.          Parent Company Financial Statements (Continued)

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Statements of Cash Flows
For the Years Ended June 30, 2019 and 2018

	For the Years Ended June 30,
	2019	2018
	(In Thousands)
Operating Activities
Net Income	$4,743	$3,568
Adjustments to Reconcile Net Income to Net
Cash Used in Operating Activities
Equity in Undistributed Earnings of Subsidiary	(4,968)	(3,791)
Decrease (Increase) in Other Assets	4	62
(Decrease) Increase in Other Liabilities	11	(11)

Net Cash Used in Operating Activities	(210)	(172)

Financing Activities
Distribution from Subsidiary	2,500	2,000
Proceeds from Stock Options Exercised	325	53
Proceeds of Borrowings	900	800
Repayment of Borrowings	(750)	(500)
Proceeds Received from Subsidiary on Stock Compensation
Programs	669	629
Company Stock Purchased	(2,447)	(1,955)
Dividends Paid	(1,051)	(924)

Net Cash Provided by Financing Activities	146	103

Decrease in Cash and Cash Equivalents	(64)	(69)
Cash and Cash Equivalents, Beginning of Year	128	197

Cash and Cash Equivalents, End of Year	$64	$128

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)
Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2019.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required herein is incorporated by reference from the sections captioned “Information with Respect to Nominees for Director, Continuing Directors, and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management -Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2019 (“Proxy Statement”).

Code of Ethics. Home Federal Bancorp has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer, as well as directors, other officers, and employees of Home Federal Bancorp and Home Federal Bank. A copy of the Code of Ethics may be obtained without charge upon request made to Glen W. Brown, Home Federal Bank, 222 Florida Street, Shreveport, Louisiana 71105.

Item 11. Executive Compensation

The information required herein is incorporated by reference from the section captioned “Management Compensation” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management. The information required herein is incorporated by reference from the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2019.

Equity Compensation Plan Information. The following table provides information as of June 30, 2019 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2005 and 2011 Stock Option Plans, 2011 Recognition and Retention Plan, and 2014 Stock Incentive Plan, all of which were approved by our shareholders.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders	302,749	$18.65	389
Equity compensation plans not approved by security holders	--	--	--

Total	302,749	$18.65	389

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required herein is incorporated by reference from the section captioned “Indebtedness of Management and Related Party Transactions” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2019.

Item 14. Principal Accounting Fees and Services

The information required herein is incorporated by reference from the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2019.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report and are incorporated herein by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2019 and 2018
Consolidated Statements of Operations for the Years Ended June 30, 2019 and 2018
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2019 and 2018
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2019 and 2018
Consolidated Statements of Cash Flows for the Years Ended June 30, 2019 and 2018
Notes to Consolidated Financial Statements

The following exhibits are filed as part of the Form 10-K, and this list includes the Exhibit Index:

No.	Description	Location
3.1	Articles of Incorporation of Home Federal Bancorp, Inc. of Louisiana	(1)
3.2	Bylaws of Home Federal Bancorp, Inc. of Louisiana	(1)
4.1	Form of Stock Certificate of Home Federal Bancorp, Inc. of Louisiana	(1)
4.2	Description of Securities	Filed Herewith
10.1	Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan*	(2)
10.2	Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan*	(3)
10.3	Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement*	(3)
10.4	Amended and Restated Employment Agreement between Home Federal Bank and James R. Barlow, dated as of December 27, 2012*	(4)
10.5	Employment Agreement between Home Federal Bancorp, Inc. of Louisiana and James R. Barlow, dated as of December 27, 2012*	(4)
10.6	Supplemental Executive Retirement Agreement between Home Federal Bank and Daniel R. Herndon, dated as of December 27, 2012*	(4)
10.7	Letter Agreement between Home Federal Bank and Adalberto Cantu, Jr., dated as of February 6, 2013*	(5)
10.8	Letter Agreement by and among Home Federal Bank, Home Federal Bancorp, Inc. of Louisiana and Glen W. Brown accepted as of April 9, 2014*	(6)
10.9	Home Federal Bancorp. Inc. of Louisiana 2014 Stock Incentive Plan*	(7)
10.10	Home Federal Bank 2016 Loan Officer Incentive Compensation Plan*	(8)
10.11	Change in Control Agreement by and among Home Federal Bancorp, Inc. of Louisiana, Home Federal Bank and Daniel R. Herndon*	(9)
10.12	Supplemental Executive Retirement Agreement between Home Federal Bank and James R. Barlow, dated as of December 13, 2017*	(10)
23.0	Consent of LaPorte, A Professional Accounting Corporation	Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	Filed Herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed Herewith
32.0	Section 1350 Certifications	Filed Herewith
__________________

(Table continued and footnotes on following page)

No.	Description	Location
101.INS	XBRL Instance Document.	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.	Filed Herewith
__________________
*	Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on September 3, 2010 (File No. 333-169230).
(2)	Incorporated herein by reference from the Company’s Definitive Schedule 14A filed with the SEC on June 29, 2005 (File No. 000-51117).
(3)
Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on December 23, 2011 filed with the Commission on October 28, 2011 (File No. 001-35019).

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2012 (File No. 001-35019).
(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2013 (File No. 001-35019).
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2014 (File No. 001-35019).
(7)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on November 12, 2014 (File No. 001-35019).
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2016 (File No. 001-35019).
(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 9, 2018 (File No. 001-35019).
(10)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2017 (File No. 001-35019).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Date: September 30, 2019	By:	/s/James R. Barlow
James R. Barlow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Daniel R. Herndon
Daniel R. Herndon	Chairman of the Board and Special Projects Manager	September 30, 2019

/s/James R. Barlow
James R. Barlow	Director, President and Chief Executive Officer (Principal Executive Officer)	September 30, 2019
/s/Glen W. Brown
Glen W. Brown	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 30, 2019
/s/Walter T. Colquitt, III
Walter T. Colquitt, III	Director	September 30, 2019
/s/Scott D. Lawrence
Scott D. Lawrence	Director	September 30, 2019
/s/Mark M. Harrison
Mark M. Harrison	Director	September 30, 2019

Woodus K. Humphrey	Director	September __, 2019
/s/Thomas Steen Trawick, Jr.
Thomas Steen Trawick, Jr.	Director	September 30, 2019
/s/Timothy W. Wilhite, Esq.
Timothy W. Wilhite, Esq.	Director	September 30, 2019