Form 10-Q
period 2019-09-30
Home Federal Bancorp, Inc. of Louisiana
filed 2019-11-12
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2019
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)
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

Shares of common stock, par value $.01 per share, outstanding as of November 12, 2019: The registrant had 1,793,763 shares of common stock outstanding.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30, 2019	June 30, 2019
	(In Thousands)
ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $28,834 and $10,632 for September 30, 2019 and June 30, 2019, Respectively)	$33,140	$18,108
Securities Available-for-Sale	43,470	41,655
Securities Held-to-Maturity (Fair Value of $24,319 and $25,532, Respectively)	24,030	25,349
Loans Held-for-Sale	12,043	8,608
Loans Receivable, Net of Allowance for Loan Losses of $3,584 and $3,452, Respectively	323,741	324,134
Accrued Interest Receivable	1,102	1,172
Premises and Equipment, Net	13,114	13,554
Bank Owned Life Insurance	6,983	6,948
Deferred Tax Asset	866	849
Foreclosed Assets	480	1,366
Other Assets	922	710

Total Assets	$459,891	$442,453

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$405,015	$388,164
Advances from Borrowers for Taxes and Insurance	810	584
Short-term Federal Home Loan Bank advances	299	295
Long-term Federal Home Loan Bank advances	983	1,060
Other Borrowings	1,000	450
Other Accrued Expenses and Liabilities	2,047	1,558
Total Liabilities	410,154	392,111

STOCKHOLDERS’ EQUITY
Preferred Stock – $.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	--	--
Common Stock – $.01 Par Value; 40,000,000 Shares Authorized; 1,790,480 and 1,845,482 Shares Issued and Outstanding at September 30, 2019 and June 30, 2019, Respectively	23	23
Additional Paid-in Capital	36,043	35,914
Unearned ESOP Stock	(956)	(985)
Retained Earnings	14,541	15,370
Accumulated Other Comprehensive Income	86	20

Total Stockholders’ Equity	49,737	50,342

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$459,891	$442,453

See accompanying notes to unaudited consolidated financial statements

HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,
	2019	2018
	(In Thousands, Except per Share Data)
INTEREST INCOME
Loans, Including Fees	$4,653	$4,494
Investment Securities	16	14
Mortgage-Backed Securities	390	298
Other Interest-Earning Assets	109	80
Total Interest Income	5,168	4,886

INTEREST EXPENSE
Deposits	1,335	929
Other Borrowings	4	1
Federal Home Loan Bank Borrowings	15	68
Total Interest Expense	1,354	998
Net Interest Income	3,814	3,888

PROVISION FOR LOAN LOSSES	175	250
Net Interest Income after Provision for Loan Losses	3,639	3,638

NON-INTEREST INCOME
Gain on Sale of Real Estate	80	--
Gain on Sale of Fixed Asset	--	3
Gain on Sale of Loans	567	392
Income on Bank Owned Life Insurance	35	35
Service Charges on Deposit Accounts	272	227
Other Income	10	13
Total Non-Interest Income	964	670

NON-INTEREST EXPENSE
Compensation and Benefits	1,806	1,616
Occupancy and Equipment	372	320
Data Processing	160	150
Audit and Examination Fees	56	54
Franchise and Bank Shares Tax	115	100
Advertising	147	58
Legal Fees	110	139
Loan and Collection	119	62
Deposit Insurance Premium	--	30
Valuation Adjustment Real Estate Owned	--	75
Other Expense	192	172
Total Non-Interest Expense	3,077	2,776
Income Before Income Taxes	1,526	1,532

PROVISION FOR INCOME TAX EXPENSE	279	314
Net Income	$1,247	$1,218
EARNINGS PER COMMON SHARE:
Basic	$0.73	$0.68
Diluted	$0.68	$0.63
DIVIDENDS DECLARED	$0.16	$0.14

See accompanying notes to unaudited consolidated financial statements

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,
	2019	2018
	(In Thousands)
Net Income	$1,247	$1,218

Other Comprehensive Income Gain (Loss), Net of Tax
Unrealized Holding Gain(Loss) on Securities Available-for-Sale, Net of Tax of $17 in 2019 and $20 in 2018	66	(75)

Total Comprehensive Income	$1,313	$1,143

See accompanying notes to unaudited consolidated financial statements

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
				(In Thousands)
BALANCE – June 30, 2018	$23	$35,057	$(1,100)	$(22)	$14,125	$(1,046)	$47,037

Net Income	--	--	--	--	1,218	--	1,218

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	(75)	(75)

RRP Shares Earned	--	--	--	24	--	--	24

Stock Options Vested	--	34	--	--	--	--	34

Common Stock Issuance for Stock Option Exercises	--	90	--	--	--	--	90

ESOP Compensation Earned	--	65	29	--	--	--	94

Company Stock Purchased	--	--	--	--	(198)	--	(198)

Dividends Declared	--	--	--	--	(265)	--	(265)

BALANCE – September 30, 2018	$23	$35,246	$(1,071)	$2	$14,880	$(1.121)	$47,959

BALANCE – June 30, 2019	$23	$35,914	$(985)	$--	$15,370	$20	$50,342

Net Income	--	--	--	--	1,247	--	1,247

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	66	66

RRP Shares Earned	--	24	--	--	--	--	24

Stock Options Vested	--	35	--	--	--	--	35

Common Stock Issuance for Stock Option Exercises	--	4	--	--	--	--	4

ESOP Compensation Earned	--	66	29	--	--	--	95

Company Stock Purchased	--	--	--	--	(1,783)	--	(1,783)

Dividends Declared	--	--	--	--	(293)	--	(293)

BALANCE – September 30, 2019	$23	$36,043	$(956)	$--	$14,541	$86	$49,737

See accompanying notes to unaudited consolidated financial statements

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2019	2018
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,247	$1,218
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
Bad Debt Recovery	2	1
Federal Home Loan Bank stock certificate	16	14
Net Amortization and Accretion on Securities	32	28
Gain on Sale of Loans	(567)	(392)
Gain on Sale of Real Estate	(80)	--
Proceeds Sale of Land	796	--
Amortization of Deferred Loan Fees	(38)	(44)
Depreciation of Premises and Equipment	161	121
ESOP Expense	95	94
Stock Option Expense	35	34
Recognition and Retention Plan Expense	2	7
Deferred Income Tax	(17)	(42)
Valuation Adjustment Real Estate Owned	--	75
Provision for Loan Losses	175	250
Increase in Cash Surrender Value on Bank Owned Life Insurance	(35)	(35)
Share Awards Expense	4	34
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(24,441)	(14,507)
Loans Held-for-Sale – Sale and Principal Repayments	21,573	16,762
Accrued Interest Receivable	70	(47)
Other Operating Assets	(212)	151
Other Operating Liabilities	489	506

Net Cash Provided by Operating Activities	(693)	4,228

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	1,027	(10,015)
Deferred Loan Fees Collected	2	7
Acquisition of Premises and Equipment	(357)	(705)
Activity in Available-for-Sale Securities:
Principal Payments on Mortgage-Backed Securities	3,216	1,628
Purchases of Securities	(4,975)	(3,751)
Sale of Securities	--	--
Activity in Held-to-Maturity Securities:
Principal Payments on Mortgage-Backed Securities	1,330	1,204

Net Cash Used in Investing Activities	243	(11,632)

See accompanying notes to unaudited consolidated financial statements

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
	September 30,
	2019	2018
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$16,851	$10,485
Repayments of Advances from Federal Home Loan Bank	(73)	(5,069)
Proceeds from Other Borrowings	1,000	--
Repayments of Other Borrowings	(450)	(300)
Net Increase in Advances from Borrowers for Taxes and Insurance	226	134
Dividends Paid	(293)	(265)
Company Stock Purchased	(1,783)	(198)
Proceeds from Stock Options Exercised	4	90

Net Cash Provided by (Used in) Financing Activities	15,482	4,877

NET DECREASE IN CASH AND CASH EQUIVALENTS	15,032	(2,527)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$18,108	15,867

CASH AND CASH EQUIVALENTS - END OF PERIOD	$33,140	$13,340

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$903	$695
Income Taxes Paid	150	--
Market Value Adjustment for Loss on Securities Available-for-Sale	83	(95)

See accompanying notes to unaudited consolidated financial statements

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (“Home Federal Bank” or the “Bank”).  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 2019 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2020.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2019.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank’s customers by seven full-service banking offices and home office, located in Caddo and Bossier Parishes, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of September 30, 2019, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

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

Non-Direct Response Advertising

The Company expenses all advertising costs, except for direct-response advertising, as incurred.  Non-direct response advertising costs were $147,000 and $58,000 for the three months ended September 30, 2019 and 2018, respectively.

In the event the Company incurs expense for material direct-response advertising, it will be amortized over the estimated benefit period.  Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits.  For the three months ended September 30, 2019 and 2018, the Company did not incur any amount of direct-response advertising.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities

The amortized cost and fair value of securities with gross unrealized gains and losses follows:

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$7,427	$39	$76	$7,390
FNMA Mortgage-Backed Certificates	28,226	346	116	28,456
GNMA Mortgage-Backed Certificates	7,707	21	104	7,624

Total Debt Securities	43,360	406	296	43,470

Total Securities Available-for-Sale	$43,360	$406	$296	$43,470

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$1,128	$--	$15	$1,113
FNMA Mortgage-Backed Certificates	19,979	409	105	20,283

Total Debt Securities	21,107	409	120	21,396

Equity Securities (Non-Marketable)
26,732 Shares – Federal Home Loan Bank	2,673	--	--	2,673
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,923	--	--	2,923

Total Securities Held-to-Maturity	$24,030	$409	$120	$24,319

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$8,168	$43	$131	$8,080
FNMA Mortgage-Backed Certificates	25,071	355	149	25,277
GNMA Mortgage-Backed Certificates	8,390	19	111	8,298

Total Debt Securities	41,629	417	391	41,655

Total Securities Available-for-Sale	$41,629	$417	$391	$41,655

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$1,134	$--	$18	$1,116
FNMA Mortgage-Backed Certificates	21,308	338	137	21,509

Total Debt Securities	22,442	338	155	22,625

Equity Securities (Non-Marketable)
26,571 Shares – Federal Home Loan Bank	2,657	--	--	2,657
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,907	--	--	2,907

Total Securities Held-to-Maturity	$25,349	$338	$155	$25,532

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities (continued)

The amortized cost and fair value of securities by contractual maturity at September 30, 2019 follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Debt Securities
Within One Year or Less	$30	$32	$--	$--
One through Five Years	16,492	16,453	--	--
After Five through Ten Years	16,814	16,735	--	--
Over Ten Years	10,024	10,250	21,107	21,396
	43,360	43,470	21,107	21,396

Other Equity Securities	--	--	2,923	2,923

Total	$43,360	$43,470	$24,030	$24,319

Securities available-for-sale totaling $5.0 million were purchased during the three months ending September 30, 2019.

The following tables show information pertaining to gross unrealized losses on securities available-for-sale at September 30, 2019 and June 30, 2019 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	September 30, 2019
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$--	$--	$296	$15,645

Total Securities Available-for-Sale	$--	$--	$296	$15,645

	June 30, 2019
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$--	$--	$391	$19,149

Total Securities Available-for-Sale	$--	$--	$391	$19,149

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities (continued)

The unrealized losses on the Company’s investment in mortgage-backed securities at September 30, 2019 and June 30, 2019 were caused by interest rate changes.  The contractual cash flows of these investments are guaranteed by agencies of the U.S. Government.  Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2019.

The Company’s investment in equity securities consists primarily of FHLB stock and shares of First National Bankers Bankshares, Inc. (“FNBB”).  Management monitors its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

At September 30, 2019, securities with a carrying value of $2.2 million were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $155.0 million were pledged to secure FHLB advances.

3. Loans Receivable

Loans receivable are summarized as follows:

	September 30, 2019	June 30, 2019
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$118,404	$118,945
Commercial	84,625	83,397
Multi-Family Residential	42,588	46,171
Land	16,030	16,106
Construction	13,082	9,502
Equity and Second Mortgage	1,373	1,262
Equity Lines of Credit	15,092	15,619

Total Mortgage Loans	291,194	291,002

Commercial Loans	35,286	35,990
Consumer Loans
Loans on Savings Accounts	410	439
Other Consumer Loans	573	329

Total Consumer Loans	983	768
Total Loans	327,463	327,760

Less: Allowance for Loan Losses	(3,584)	(3,452)
Unamortized Loan Fees	(138)	(174)

Net Loans Receivable	$323,741	$324,134

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Following is a summary of changes in the allowance for loan losses:

	Three Months Ended September 30,
	2019	2018
	(In Thousands)
Balance - Beginning of Period	$3,452	$3,425
Provision for Loan Losses	175	250
Loan Charge-Offs	(45)	(179)
Recoveries	2	1
Balance - End of Period	$3,584	$3,497

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present the grading of loans, segregated by class of loans, as of September 30, 2019 and June 30, 2019:

September 30, 2019	Pass and Pass Watch	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$117,568	$369	$467	$--	$118,404
Commercial	81,540	--	3,085	--	84,625
Multi-Family Residential	42,588	--	--	--	42,588
Land	13,049	--	2,981	--	16,030
Construction	13,082	--	--	--	13,082
Equity and Second Mortgage	1,373	--	--	--	1,373
Equity Lines of Credit	15,092	--	--	--	15,092
Commercial Loans	34,658	--	628	--	35,286
Consumer Loans	983	--	--	--	983

Total	$319,933	$369	$7,161	$--	$327,463

June 30, 2019	Pass and Pass Watch	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$118,459	$17	$469	$--	$118,945
Commercial	80,087	--	3,310	--	83,397
Multi-Family Residential	46,171	--	--	--	46,171
Land	13,126	--	2,980	--	16,106
Construction	9,502	--	--	--	9,502
Equity and Second Mortgage	1,168	64	30	--	1,262
Equity Lines of Credit	15,619	--	--	--	15,619
Commercial Loans	35,367	--	623	--	35,990
Consumer Loans	768	--	--	--	768

Total	$320,267	$81	$7,412	$--	$327,760

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present an aging analysis of past due loans, segregated by class of loans, as of September 30, 2019 and June 30, 2019:

September 30, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total	Current	Total Loans Receivable	Recorded Investment >90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$994	$890	$784	$2,668	$115,376	$118,404	$567
Commercial	--	--	--	--	84,625	84,625	--
Multi-Family Residential	--	--	--	--	42,588	42,588	--
Land	--	--	2,981	2,981	13,049	16,030	--
Construction	--	--	--	--	13,082	13,082	--
Equity and Second Mortgage	--	--	--	--	1,373	1,373	--
Equity Lines of Credit	45	--	--	45	15,047	15,092	--
Commercial Loans	--	--	171	171	35,115	35,286	49
Consumer Loans	--	--	--	--	983	983	--

Total	$1,039	$890	$3,936	$5,865	$321,598	$327,463	$616

June 30, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,204	$715	$596	$3,515	$115,430	$118,945	$420
Commercial	--	--	--	--	83,397	83,397	--
Multi-Family Residential	--	--	--	--	46,171	46,171	--
Land	--	--	2,981	2,981	13,125	16,106	--
Construction	--	--	--	--	9,502	9,502	--
Equity and Second Mortgage	120	--	--	120	1,142	1,262	--
Equity Lines of Credit	--	49	--	49	15,570	15,619	--
Commercial Loans	--	--	215	215	35,775	35,990	49
Consumer Loans	--	--	--	--	768	768	--

Total	$2,324	$764	$3,792	$6,880	$320,880	$327,760	$469

There was no interest income recognized on non-accrual loans during the three months ended September 30, 2019 or year ended June 30, 2019. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the three months ended September 30, 2019 and the year ended June 30, 2019 was approximately $58,000 and $274,000, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the three months ended September 30, 2019 and year ended June 30, 2019 was as follows:

	Real Estate Loans
September 30, 2019	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans And Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,017	$508	$338	$100	$115	$144	$1,227	$3	$3,452
Charge-Offs	--	--	--	--	--	--	(45)	--	(45)
Recoveries	--	--	--	--	--	2	--	--	2
Current Provision	(11)	29	(11)	24	13	(7)	137	1	175
Ending Balances	$1,006	$537	$327	$124	$128	$139	$1,319	$4	$3,584

Evaluated for Impairment:
Individually	--	13	--	--	--	--	84	--	97
Collectively	1,006	524	327	124	128	139	1,235	4	3,487

Loans Receivable:
Ending Balances – Total	$118,404	$84,625	$42,588	$16,030	$13,082	$16,465	$35,286	$983	$327,463
Ending Balances:
Evaluated for Impairment:
Individually	467	3,085	--	2,981	--	--	628	--	7,161
Collectively	$117,937	$81,540	$42,588	$13,049	$13,082	$16,465	$34,658	$983	$320,302

	Real Estate Loans
June 30, 2019	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans And Lines of Credit	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,166	$436	$256	$161	$163	$311	$929	$3	$3,425
Charge-Offs	(277)	--	--	(289)	--	(20)	--	--	(586)
Recoveries	--	--	--	--	--	13	--	--	13
Current Provision	128	72	82	228	(48)	(160)	298	--	600
Ending Balances	$1,017	$508	$338	$100	$115	$144	$1,227	$3	$3,452

Evaluated for Impairment:
Individually	--	238	--	--	--	--	--	--	238
Collectively	1,017	270	338	100	115	144	1,227	3	3,214

Loans Receivable:
Ending Balances - Total	$118,945	$83,397	$46,171	$16,106	$9,502	$16,881	$35,990	$768	$327,760
Ending Balances:
Evaluated for Impairment:
Individually	469	3,310	--	2,980	--	30	623	--	7,412
Collectively	$118,476	$80,087	$46,171	$13,126	$9,502	$16,851	$35,367	$768	$320,348

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

The following table’s present loans individually evaluated for impairment, segregated by class of loans, as of September 30, 2019 and June 30, 2019:

September 30, 2019	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$467	$467	$--	$467	$--	$468
Commercial	3,085	--	3,085	3,085	13	3,147
Multi-Family Residential	--	--	--	--	--	--
Land	2,981	2,981	--	2,981	--	2,981
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	628	506	122	628	84	628
Consumer Loans	--	--	--	--	--	--

Total	$7,161	$3,954	$3,207	$7,161	$97	$7,224

June 30, 2019	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$469	$469	$--	$469	$--	$474
Commercial	3,310	--	3,310	3,310	238	3,877
Multi-Family Residential	--	--	--	--	--	--
Land	2,980	2,980	--	2,980	--	2,951
Construction	--	--	--	--	--	--
Equity and Second Mortgage	30	30	--	30	--	30
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	623	623	--	623	--	630
Consumer Loans	--	--	--	--	--	--

Total	$7,412	$4,102	$3,310	$7,412	$238	$7,962

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

Information about the Company’s TDRs is as follows (in thousands):

	September 30, 2019
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial business	$457	$122	$122	$579
1-4 Family Residential	76	--	--	76
Commercial real estate	3,085	--	--	3,085

	June 30, 2019
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial business	$457	$122	$122	$579
1-4 Family Residential	76	--	--	76
Commercial real estate	3,310	--	--	3,310

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result, the loan is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of September 30, 2019, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

4. Deposits

Deposits at September 30, 2019 and June 30, 2019 consist of the following classifications:

	September 30, 2019	June 30, 2019
	(In Thousands)
Non-Interest Bearing	$71,674	$59,351
NOW Accounts	30,906	31,045
Money Markets	76,163	74,934
Passbook Savings	53,044	39,569
	231,787	204,899

Certificates of Deposit	173,228	183,265

Total Deposits	$405,015	$388,164

5. Earnings Per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three months ended September 30, 2019 and 2018 were calculated as follows:

	Three Months Ended September 30,
	2019	2018
	(In Thousands, Except Per Share Data)
Net income	$1,247	$1,218

Weighted average shares outstanding - basic	1,717	1,796
Effect of dilutive common stock equivalents	125	136
Adjusted weighted average shares outstanding – diluted	1,842	1,932

Basic earnings per share	$0.73	$0.68
Diluted earnings per share	$0.68	$0.63

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Earnings Per Share (continued)

For the three months ended September 30, 2019 and 2018, there were outstanding options to purchase 275,633 and 290,715 shares, respectively, at a weighted average exercise price of $18.07 and $17.94 per share, respectively. For the quarter ended September 30, 2019, 125,098 options were included in the computation of diluted earnings per share.

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended September 30,
	2019	2018
	(In Thousands)
Average common shares issued	1,815	1,907
Average unearned ESOP shares	(97)	(109)
Average unearned RRP shares	(1)	(2)

Weighted average shares outstanding	1,717	1,796

6. Stock-Based Compensation

Recognition and Retention Plan

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement (the “Recognition Plan”) as an incentive to retain personnel of experience and ability in key positions.  The aggregate number of shares of the Company’s common stock available for award under the Recognition Plan totaled 77,808 shares, all of which were vested as of July 31, 2019 such that there are no shares remaining in the Recognition Plan.

The cost associated with the Recognition Plan is based on the share price of $18.92 on July 31, 2014, which represents the fair market price of the Company’s stock on the date on which the Recognition Plan shares were granted. The cost of the Recognition Plan is recognized over the five year vesting period.

Stock Option Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the “2005 Option Plan”) for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2005 Option Plan totaled 158,868 (as adjusted).  Both incentive stock options and non-qualified stock options may be granted under the 2005 Option Plan.  The 2005 Stock Option Plan terminated on June 8, 2015, however, the 12,705 outstanding options as of September 30, 2019 will remain in effect for the remainder of their original ten year terms.

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

On August 19, 2010 and July 31, 2014, the Company granted 21,616 options and 2,133 options, respectively, under the 2005 Option Plan that were previously forfeited (as adjusted for the conversion) at an exercise price of $10.93 and $18.92 per share, respectively.  On January 31, 2012 and July 31, 2014, 165,344 options and 29,178 options, respectively, were granted to directors and employees at an exercise price of $14.70 and $18.92 per share, respectively, under the 2011 Option Plan.  As of September 30, 2019, there were 389 stock options available for future grant under the 2011 Option Plan.

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

Compensation expense pertaining to the 2011 Recognition Plan and the share awards under the Stock Incentive Plan was approximately $72,000 and $66,000 for the three months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019 and 2018, compensation expense charged to operations for stock options granted under the Option Plan and the Stock Incentive Plan was $35,000 and $34,000, respectively.

7. Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amounts of $2.9 million and $2.8 million at September 30, 2019 and June 30, 2019, respectively.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Fair Value Disclosures (continued)

At September 30, 2019 and June 30, 2019, the carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2019		June 30, 2019
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$33,140	$33,140	$18,108	$18,108
Securities Available-for-Sale	43,470	43,470	41,655	41,655
Securities to be Held-to-Maturity	24,319	25,553	25,349	25,532
Loans Held-for-Sale	12,043	12,043	8,608	8,608
Loans Receivable	$323,741	$312,563	$324,134	$310,812

Financial Liabilities
Deposits	$405,015	$388,477	$388,164	$368,212
Advances from FHLB	1,282	1,338	1,355	1,246

Off-Balance Sheet Items
Mortgage Loan Commitments	$9,427	$9,427	$8,981	$8,981

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the three months ended September 30, 2019.

Fair values of assets and liabilities measured on a recurring basis at September 30, 2019 and June 30, 2019 are as follows:

	Fair Value Measurements Using:
September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$7,390	$--	$7,390
FNMA	--	28,456	--	28,456
GNMA	--	7,624	--	7,624

Total	$--	$43,470	$--	$43,470

	Fair Value Measurements Using:
June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$8,080	$--	$8,080
FNMA	--	25,277	--	25,277
GNMA	--	8,298	--	8,298

Total	$--	$41,655	$--	$41,655

9. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date that the financial statements were available to be issued.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company’s results of operations are primarily dependent on the results of Home Federal Bank (the “Bank”), its wholly owned subsidiary. The Bank’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings.  Results of operations are also affected by provisions for loan losses and loan sale activities.  Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, and other expenses.  Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies, and actions of regulatory authorities.  Future changes in applicable law, regulations, or government policies may materially impact our financial conditions and results of operations.

The Bank operates from its main office in Shreveport, Louisiana and seven full service branch offices located in Shreveport and Bossier City, Louisiana.  The Company’s primary market area is the Shreveport-Bossier City metropolitan area.

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

Discussion of Financial Condition Changes from June 30, 2019 to September 30, 2019

General
At September 30, 2019, the Company reported total assets of $459.9 million, an increase of $17.4 million, or 3.9%, compared to total assets of $442.5 million at June 30, 2019. The increase in assets was comprised primarily of increases in cash and cash equivalents of $15.0 million, or 83.0%, from $18.1 million at June 30, 2019 to $33.1 million at September 30, 2019, loans held-for-sale of $3.4 million, or 39.9%, from $8.6 million at June 30, 2019 to $12.0 million at September 30, 2019, investment securities of $496,000, or 0.7%, from $67.0 million at June 30, 2019 to $67.5 million at September 30, 2019, other assets of $212,000, or 29.9%, from $710,000 at June 30, 2019 to $922,000 at September 30, 2019, bank owned life insurance or $35,000, or 0.5%, from $6.9 million at June 30, 2019 to $7.0 million at September 30, 2019, and deferred tax assets of $17,000, or 2.0%, from $849,000 at June 30, 2019 to $866,000 at September 30, 2019.  These increases were partially offset by decreases in real estate owned of $886,000, or 64.9%, from $1.4 million at June 30, 2019 to $480,000 at September 30, 2019, premises and equipment of $440,000, or 3.2%, from $13.6 million at June 30, 2019 to $13.1 million at September 30, 2019, loans receivable net of $393,000, or 0.1%, from $324.1 million at June 30, 2019 to $323.7 million at September 30, 2019, and accrued interest receivable of $70,000, or 6.0%, from $1.2 million at June 30, 2019 to $1.1 million at September 30, 2019.  The increase in investment securities was primarily due to the purchase of $5.0 million of mortgage-backed securities partially offset by $4.5 million of principal repayments on mortgage-backed securities.  The increase in loans held-for-sale resulted primarily from an increase in loans originated for sale during the three months ended September 30, 2019.  The decrease in real estate owned was due to the sale of three one-to-four family residences during the quarter ended September 30, 2019.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2019 to September 30, 2019 (continued)

Cash and Cash Equivalents

Cash and cash equivalents increased $15.0 million, or 83.0%, from $18.1 million at June 30, 2019 to $33.1 million at September 30, 2019. The $15.0 million increase in cash and cash equivalents was used to purchase investment securities and overnight federal funds which enhanced our liquidity position.

Loans Receivable, Net

Loans receivable, net, decreased by $393,000, or 0.1%, to $323.7 million at September 30, 2019 compared to $324.1 million at June 30, 2019.  The decrease in loans receivable, net was primarily due to decreases in multi-family residential loans of $3.6 million, commercial non-real estate loans of $704,000, one-to-four-family residential loans of $541,000, equity line-of-credit loans of $527,000, and land loans of $76,000, partially offset by increases in construction loans of $3.6 million, commercial real estate loans of $1.2 million, consumer loans of $215,000, and equity and second mortgage loans of $111,000.

Loans Held-for-Sale

Loans held-for-sale increased $3.4 million, or 39.9%, from $8.6 million at June 30, 2019 to $12.0 million at September 30, 2019.  The increase in loans held-for-sale results primarily from an increase in the origination volume during the first quarter of fiscal 2020.

Investment Securities

Investment securities amounted to $67.5 million at September 30, 2019 compared to $67.0 million at June 30, 2019, an increase of $496,000, or 0.7%.  The increase in investment securities was primarily due to the purchase of mortgage-backed securities of $5.0 million, offset by $4.5 million of principal repayments on mortgage-backed securities.

Premises and Equipment, Net

Premises and equipment, net decreased $440,000, or 3.2%, to $13.1 million at September 30, 2019 compared to $13.6 million at June 30, 2019.

Asset Quality

At September 30, 2019, the Company had $4.1 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $5.1 million of non-performing assets at June 30, 2019, consisting of two commercial business loans, four single-family residential loans, two commercial land and lot development loans, and one residential lot in other real estate owned at September 30, 2019 compared to five single-family residential loans, two line of credit loans, two commercial business loans, one lot loan, one land loan, one residential lot in other real estate owned, and two properties that secured single-family residential loans in other real estate owned at June 30, 2019. At September 30, 2019, the Company had four single family residential loans, two commercial business loans, two commercial land and lot development loans, and six loans to one borrower consisting of three commercial real estate loans, two non-real estate loans, and one single family residential loan classified as substandard compared to four single family residential loans, one line of credit loan, two commercial business loans, two commercial land and lot development loans, and five loans to one borrower consisting of two commercial real estate loans, two non-real estate loans, and one single family residential loan classified as substandard at June 30, 2019. There were no loans classified as doubtful at September 30, 2019 or June 30, 2019.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2019 to September 30, 2019 (continued)

Total Liabilities

Total liabilities increased $18.0 million, or 4.6%, from $392.1 million at June 30, 2019 to $410.2 million at September 30, 2019 primarily due to an increase in total deposits of $16.8 million, or 4.3%, to $405.0 million at September 30, 2019 compared to $388.2 million at June 30, 2019, and an increase in other accrued expenses and liabilities of $489,000, or 31.4%, from $1.6 million at June 30, 2019 to $2.0 million at September 30, 2019, and  an increase in other borrowings for $550,000, or 122.2%, from $450,000 at June 30, 2019 to $1.0 million at September 30, 2019, partially offset by a decrease of $73,000, or 5.4%, in advances from the Federal Home Loan Bank from $1.4 million at June 30, 2019 to $1.3 million at September 30, 2019.  The increase in deposits was primarily due to a $13.5 million, or 34.1%, increase in savings deposits from $39.6 million at June 30, 2019 to $53.1 million at September 30, 2019, a $12.3 million, or 20.7%, increase in non-interest bearing deposits from $59.4 million at June 30, 2019 to $71.7 million at September 30, 2019, and a $1.2 million, or 1.6%, increase in money market deposits from $74.9 million at June 30, 2019 to $76.2 million at September 30, 2019,  partially offset by a decrease of $10.0 million, or 5.5%, in certificate of deposits from $183.3 million at June 30, 2019 to $173.2 million at September 30, 2019, and a decrease in NOW accounts of  $139,000, or 0.4%, from $31.0 million at June 30, 2019 to $30.9 million at September 30, 2019. The Company had $19.2 million in brokered deposits at June 30, 2019 compared to $11.2 million at September 30, 2019. The brokered certificates of deposit which have maturity dates greater than twelve months are callable by Home Federal Bank after twelve months pursuant to early redemption provisions.  The decrease in advances from the Federal Home Loan Bank was primarily due to growth in total deposits which replaced advances as a source of funds.

Shareholders’ Equity

Shareholders’ equity decreased $605,000, or 1.2%, to $49.7 million at September 30, 2019 from $50.3 million at June 30, 2019.  The primary reasons for the changes in shareholders’ equity from June 30, 2019 were the acquisition of Company stock of $1.8 million, and dividends paid totaling $293,000, partially offset by net income of $1.2 million, the vesting of restricted stock awards, stock options, and the release of employee stock ownership plan shares totaling $154,000, an increase in the Company’s accumulated other comprehensive income of $66,000, and proceeds from the issuance of common stock options of $4,000.

Regulatory Capital

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency (“OCC”).  At September 30, 2019, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2019 and 2018

General

The $29,000 increase in net income for the three months ended September 30, 2019 resulted primarily from a $294,000, or 43.9%, increase in non-interest income, a decrease of $75,000, or 30.0%, in provision for loan losses, and a decrease of $35,000, or 11.1%, in provision for income taxes, partially offset by an increase of $301,000, or 10.8%, in non-interest expense, and a $74,000, or 1.9%, decrease in net interest income.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Month Periods Ended September 30, 2019 and 2018 (continued)

Net Interest Income

The decrease in net interest income for the three months ended September 30, 2019 was primarily due to a $356,000, or 35.7%, increase in total interest expense, primarily due to an increase of 41 basis points in the average rate on total interest-bearing deposits, partially offset by an increase of $282,000, or 5.8%, in total interest income. The cost of funds from Federal Home Loan Bank borrowings decreased $53,000, or 77.9%, compared to the prior year three month period and interest paid on deposits increased $406,000, or 43.7%, compared to the prior year three month period. Interest paid on other borrowings increased $3,000 compared to the prior year three month period.

The Company’s average interest rate spread was 3.30% for the three months ended September 30, 2019 compared to 3.60% for the three months ended September 30, 2018. The Company’s net interest margin was 3.63% for the three months ended September 30, 2019 compared to 3.86% for the three months ended September 30, 2018. The decrease in net interest margin on a comparative quarterly basis was primarily the result of an increase of 41 basis points in average cost of interest-bearing deposits for the three months ended September 30, 2019 compared to the prior quarterly period.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market area, and other factors related to the collectability of Home Federal Bank’s loan portfolio, a provision for loan losses of $175,000 was made during the three months ended September 30, 2019 compared to a $250,000 provision made during the three months ended September 30, 2018. The allowance for loan losses was $3.6 million, or 1.09% of total loans receivable, at September 30, 2019 compared to $3.5 million, or 1.05% of total loans receivable, at September 30, 2018.  At September 30, 2019, Home Federal Bank had $3.6 in non-performing loans and $480,000 in foreclosed assets which totaled $4.1 million in non-performing assets.  At September 30, 2018, Home Federal Bank had $922,000 in non-performing loans and $1.8 million in foreclosed assets which totaled $2.7 million in non-performing assets.  At September 30, 2019, the Bank had troubled debt restructurings involving one commercial loan with a balance of $122,000, and six loans to one borrower consisting of three commercial real estate loans, two non-real estate loans, and one single family residential loan totaling $3.6 million that are current on all interest payments due with no expected losses at this time.  At September 30, 2018, the Bank had troubled debt restructurings involving one commercial loan with a balance of $122,000, one single family residential loan totaling $423,000, and five loans to one borrower consisting of two commercial real estate loans, two non-real estate loans, and two commercial business loans totaling $4.6 million that are current on all interest payments due. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future.

Non-interest Income

The $294,000 increase in non-interest income for the three months ended September 30, 2019, compared to the prior year quarterly period, was primarily due to an increase of $175,000 in gain on sale of loans, $80,000 in gain on sale of real estate, and $45,000 in service charges on deposit accounts, partially offset by an decrease of $3,000 in both other income and gain on sale of fixed assets. The increase in gain on sale of loans reflects an increase in loans originated for sale during the three months ended September 30, 2019.

Non-interest Expense

The $301,000 increase in non-interest expense for the three months ended September 30, 2019, compared to the same period in 2018, is primarily attributable to increases of $190,000 in compensation and benefits expense, $89,000 in advertising expenses, $57,000 in loan and collection expense, $52,000 in occupancy and equipment expense, $20,000 in other expenses, $15,000 in franchise and bank shares tax expense, $10,000 in data processing expense, and $2,000 in audit and examination fees. The increases were partially offset by decreases of $75,000 in real estate owned valuation adjustments, $30,000 in deposit insurance premium expense, and $29,000 in legal fees.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Month Periods Ended September 30, 2019 and 2018 (continued)

The aggregate compensation expense recognized by the Company for its Stock Option, Share Award, ESOP, and Recognition and Retention Plans amounted to $154,000 and $152,000 for the three months ended September 30, 2019 and September 30, 2018, respectively.

The Louisiana bank shares tax is assessed on the Bank’s equity and earnings.  For the three months ended September 30, 2019, the Company recognized franchise and bank shares tax expense of $115,000 compared to $100,000 for the same period in 2018.

Income Taxes

Income taxes amounted to $279,000 for the three months ended September 30, 2019 resulting in an effective tax rate of 18.3%.  Income taxes amounted to $314,000 for the three months ended September 30, 2018 resulting in an effective tax rate of 20.5%.

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

	Three Months Ended September 30,
	2019			2018
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities	$65,520	$406	2.46%	$57,652	$312	2.15%
Loans receivable	331,368	4,653	5.57	325,720	4,494	5.47
Interest-earning deposits	19,659	109	2.20	16,221	80	1.96
Total interest-earning assets	416,547	5,168	4.92%	399,593	4,886	4.85%
Non-interest-earning assets	27,491			28,634
Total assets	$444,038			$428,227
Interest-bearing liabilities:
Savings accounts	$46,630	121	1.03%	$36,099	49	0.54%
NOW accounts	31,254	49	0.62	33,079	42	0.50
Money market accounts	74,407	229	1.22	70,296	151	0.85
Certificate accounts	176,897	936	2.10	166,889	687	1.63
Total deposits	329,188	1,335	1.61	306,363	929	1.20
Other Borrowings	343	4	4.63	98	1	4.05
FHLB advances	1,307	15	4.55	10,614	68	2.54
Total interest-bearing liabilities	$330,838	1,354	1.62%	$317,075	998	1.25%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	62,167			61,195
Other liabilities	2,168			2,808
Total liabilities	395,173			381,078
Total Stockholders’ Equity(1)	48,865			47,149

Total liabilities and equity	$444,038			$428,227

Net interest-earning assets	$85,709			$82,518

Net interest income; average interest rate spread(2)		$3,814	3.30%		$3,888	3.60%
Net interest margin(3)			3.63%			3.86%
Average interest-earning assets to average interest-bearing liabilities			125.91%			126.02%

__________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Month Periods Ended September 30, 2019 and 2018 (continued)

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings, and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets which provide liquidity to meet lending requirements.  Home Federal Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $6.2 million at September 30, 2019.

A significant portion of Home Federal Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents.   Home Federal Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At September 30, 2019, Home Federal Bank had $1.2 million in advances from the Federal Home Loan Bank of Dallas and had $168.9 million in additional borrowing capacity.  Additionally, at September 30, 2019, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $15.5 million. There were no amounts purchased under this agreement as of September 30, 2019. In addition, the Company had available a $1.0 million line of credit agreement at September 30, 2019 with First National Bankers Bank. At September 30, 2019 there was a $1.0 million balance in the credit line.

At September 30, 2019, Home Federal Bank had outstanding loan commitments of $37.9 million to originate loans and commitments under unused lines of credit of $9.4 million.  At September 30, 2019, certificates of deposit scheduled to mature in less than one year totaled $95.0 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale, as needed.

At September 30, 2019, Home Federal Bank exceeded each of its regulatory capital requirements with tangible equity, common equity Tier 1, core, and total risk-based capital ratios of 11.26%, 16.10%, 11.26%, and 17.26%, respectively.

Off-Balance Sheet Arrangements

At September 30, 2019, the Company did not have any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.

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

The Company’s repurchases of its common stock made during the quarter ended September 30, 2019 are set forth in the table below, including stock-for-stock option exercises:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2019 – July 31, 2019	14,508	$33.37	14,508	40,890
August 1, 2019 – August 31, 2019	27,370	32.08	27,370	13,520
September 1, 2019–September 30, 2019	13,124	32.05	13,124	90,396
Total	55,002	$32.42	55,002
______________
Notes to this table:

(a)
On December 12, 2018, the Company announced that its Board of Directors approved an eighth stock repurchase program for the repurchase of up to 95,000 shares to commence after the completion of the seventh stock repurchase program. The eighth repurchase program was completed on October 26, 2019.

(b)
On September 11, 2019 the Company announced that its Board of Directors approved a ninth stock repurchase program for the repurchase of up to 90,000 shares, or approximately 5.0% of its outstanding shares of common stock.  As of November 12, 2019, there are a total of 84,779 shares remaining for repurchase. The repurchase program does not have an expiration date.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: November 12, 2019	By:	/s/Glen W. Brown
Glen W. Brown Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)