Form 10-Q
period 2019-12-31
Home Federal Bancorp, Inc. of Louisiana
filed 2020-02-13
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	December 31, 2019
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)
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

Shares of common stock, par value $.01 per share, outstanding as of February 13, 2020: The registrant had 1,783,634 shares of common stock outstanding.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	December 31, 2019	June 30, 2019
	(In Thousands)

ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $11,180 and $10,632 for December 31, 2019 and June 30, 2019, Respectively)	$14,896	$18,108
Securities Available-for-Sale	57,013	41,655
Securities Held-to-Maturity (Fair Value of $22,682 and $25,532, Respectively)	22,428	25,349
Loans Held-for-Sale	13,793	8,608
Loans Receivable, Net of Allowance for Loan Losses of $3,497 and $3,452, Respectively	323,568	324,134
Accrued Interest Receivable	1,110	1,172
Premises and Equipment, Net	13,249	13,554
Bank Owned Life Insurance	7,019	6,948
Deferred Tax Asset	894	849
Foreclosed Assets	480	1,366
Other Assets	845	710

Total Assets	$455,295	$442,453

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$401,365	$388,164
Advances from Borrowers for Taxes and Insurance	272	584
Short-term Federal Home Loan Bank Advances	302	295
Long-term Federal Home Loan Bank Advances	907	1,060
Other Borrowings	1,200	450
Other Accrued Expenses and Liabilities	1,275	1,558

Total Liabilities	405,321	392,111

STOCKHOLDERS’ EQUITY
Preferred Stock – $.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	--	--
Common Stock – $.01 Par Value; 40,000,000 Shares Authorized; 1,792,763, and 1,845,482 Shares Issued and Outstanding at December 31, 2019 and June 30, 2019, Respectively	23	23
Additional Paid-in Capital	36,327	35,914
Unearned ESOP Stock	(927)	(985)
Retained Earnings	14,621	15,370
Accumulated Other Comprehensive (Loss) Income	(70)	20

Total Stockholders’ Equity	49,974	50,342

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$455,295	$442,453

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2019	2018	2019	2018
	(In Thousands, Except per Share Data)
INTEREST INCOME
Loans, Including Fees	$4,632	$4,569	$9,284	$9,063
Investment Securities	15	15	31	29
Mortgage-Backed Securities	427	318	817	616
Other Interest-Earning Assets	88	94	198	174
Total Interest Income	5,162	4,996	10,330	9,882

INTEREST EXPENSE
Deposits	1,360	1,030	2,695	1,959
Other Borrowings	13	3	17	4
Federal Home Loan Bank Borrowings	14	42	30	110
Total Interest Expense	1,387	1,075	2,742	2,073
Net Interest Income	3,775	3,921	7,588	7,809

PROVISION FOR LOAN LOSSES	950	100	1,125	350
Net Interest Income after Provision for Loan Losses	2,825	3,821	6,463	7,459

NON-INTEREST INCOME
Gain on Sale of Loans	580	374	1,147	766
Gain (Loss) on Sale of Real Estate and Fixed Assets	--	(230)	80	(228)
Income on Bank Owned Life Insurance	35	35	71	70
Service Charges on Deposit Accounts	291	238	564	465
Other Income	11	22	20	35
Total Non-Interest Income	917	439	1,882	1,108

NON-INTEREST EXPENSE
Compensation and Benefits	1,890	1,547	3,696	3,163
Occupancy and Equipment	356	329	728	649
Data Processing	131	147	291	297
Audit and Examination Fees	57	73	114	127
Franchise and Bank Shares Tax	122	97	237	197
Advertising	65	84	212	142
Legal Fees	153	158	262	297
Loan and Collection	50	64	169	126
Deposit Insurance Premium	--	22	--	52
Valuation Adjustment Real Estate Owned	--	--	--	75
Other Expense	183	201	375	372
Total Non-Interest Expense	3,007	2,722	6,084	5,497
Income Before Income Taxes	735	1,538	2,261	3,070

PROVISION FOR INCOME TAX EXPENSE	147	363	426	677
Net Income	$588	$1,175	$1,835	$2,393
EARNINGS PER COMMON SHARE:
Basic	$0.35	$0.66	$1.07	$1.34
Diluted	$0.32	$0.62	$1.00	$1.25
DIVIDENDS DECLARED	$0.16	$0.14	$0.32	$0.28

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2019	2018	2019	2018
	(In Thousands)		(In Thousands)
Net Income	$588	$1,175	$1,835	$2,393

Other Comprehensive (Loss) Income, Net of Tax
Unrealized Holding Gain (Loss) on Securities Available-for-Sale, Net of Tax of $41 and $24 in 2019 and $63 and $43 in 2018	(156)	238	(90)	163

Total Comprehensive Income	$432	$1,413	$1,745	$2,556

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
				(In Thousands)
BALANCE – September 30, 2018	$23	$35,246	$(1,071)	$2	$14,880	$(1,121)	$47,959

Net Income	--	--	--	--	1,175	--	1,175

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	238	238

Share Awards Earned	--	135	--	--	--	--	135

RRP Shares Earned	--	--	--	--	--	--	--

Stock Options Vested	--	34	--	--	--	--	34

Common Stock Issuance for Stock Option Exercises	--	108	--	--	--	--	108

ESOP Compensation Earned	--	63	29	--	--	--	92

Company Stock Purchased	--	--	--	--	(839)	--	(839)

Dividends Declared	--	--	--	--	(264)	--	(264)

BALANCE – December 31, 2018	$23	$35,586	$(1,042)	$2	$14,952	$(883)	$48,638

BALANCE – September 30, 2019	$23	$36,043	$(956)	$--	$14,541	$86	$49,737

Net Income	--	--	--	--	588	--	588

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	(156)	(156)

Share Awards Earned	--	134	--	--	--	--	134

RRP Shares Earned	--	--	--	--	--	--	--

Stock Options Vested	--	34	--	--	--	--	34

Common Stock Issuance for Stock Option Exercises	--	46	--	--	--	--	46

ESOP Compensation Earned	--	70	29	--	--	--	99

Company Stock Purchased	--	--	--	--	(222)	--	(222)

Dividends Declared	--	--	--	--	(286)	--	(286)

BALANCE – December 31, 2019	$23	$36,327	$(927)	$--	$14,621	$(70)	$49,974

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
				(In Thousands)
BALANCE – June 30, 2018	$23	$35,057	$(1,100)	$(22)	$14,125	$(1,046)	$47,037

Net Income	--	--	--	--	2,393	--	2,393

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	163	163

Share Awards Earned	--	135	--	--	--	--	135

RRP Shares Earned	--	--	--	24	--	--	24

Stock Options Vested	--	68	--	--	--	--	68

Common Stock Issuance for Stock Option Exercises	--	198	--	--	--	--	198

ESOP Compensation Earned	--	128	58	--	--	--	186

Company Stock Purchased	--	--	--	--	(1,037)	--	(1,037)

Dividends Declared	--	--	--	--	(529)	--	(529)

BALANCE – December 31, 2018	$23	$35,586	$(1,042)	$2	$14,952	$(883)	$48,638

BALANCE – June 30, 2019	$23	$35,914	$(985)	$--	$15,370	$20	$50,342

Net Income	--	--	--	--	1,835	--	1,835

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	(90)	(90)

Share Awards Earned	--	134	--	--	--	--	134

RRP Shares Earned	--	24	--	--	--	--	24

Stock Options Vested	--	69	--	--	--	--	69

Common Stock Issuance for Stock Option Exercises	--	50	--	--	--	--	50

ESOP Compensation Earned	--	136	58	--	--	--	194

Company Stock Purchased	--	--	--	--	(2,005)	--	(2,005)

Dividends Declared	--	--	--	--	(579)	--	(579)

BALANCE – December 31, 2019	$23	$36,327	$(927)	$--	$14,621	$(70)	$49,974

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2019	2018
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,835	$2,393
Adjustments to Reconcile Net Income to Net
Cash (Used in) Provided by Operating Activities
Bad Debt Recovery	5	1
Federal Home Loan Bank stock certificate	31	29
Net Amortization and Accretion on Securities	51	57
(Gain) Loss on Sale of Real Estate	(80)	228
Gain on Sale of Loans	(1,147)	(766)
Amortization of Deferred Loan Fees	(76)	(97)
Depreciation of Premises and Equipment	323	241
ESOP Expense	194	186
Stock Option Expense	69	68
Recognition and Retention Plan Expense	2	14
Deferred Income Tax	(45)	(26)
Valuation Adjustment Real Estate Owned	--	75
Provision for Loan Losses	1,125	350
Increase in Cash Surrender Value on Bank Owned Life Insurance	(71)	(70)
Share Awards Expense	74	68
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(50,982)	(28,395)
Loans Held-for-Sale – Sale and Principal Repayments	46,944	32,065
Accrued Interest Receivable	62	(18)
Other Operating Assets	(135)	253
Other Operating Liabilities	(283)	(442)

Net Cash (Used in) Provided by Operating Activities	(2,104)	6,214

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	121	(4,675)
Deferred Loan Fees Collected	107	85
Acquisition of Premises and Equipment	(653)	(1,923)
Proceeds from Sale of Real Estate	796	536
Activity in Available-for-Sale Securities:
Principal Payments on Mortgage-Backed Securities	5,735	3,369
Purchases of Securities	(21,250)	(12,522)
Activity in Held-to-Maturity Securities:
Principal Payments on Mortgage-Backed Securities	2,943	2,396
Purchase of Securities	--	--

Net Cash Used in Investing Activities	(12,201)	(12,734)

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	December 31,
	2019	2018
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$13,201	$13,147
Repayments of Advances from Federal Home Loan Bank	(146)	(10,140)
Repayments of Other Borrowings	(450)	(300)
Net Decrease in Advances from Borrowers for Taxes and Insurance	(312)	(397)
Dividends Paid	(579)	(529)
Company Stock Purchased	(2,005)	(1,037)
Proceeds from Stock Options Exercised	50	198
Proceeds from Other Bank Borrowings	1,200	450
Plan Share Distributions	134	135

Net Cash Provided by Financing Activities	11,093	1,527

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,212)	(4,993)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	18,108	15,867

CASH AND CASH EQUIVALENTS - END OF PERIOD	$14,896	$10,874

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$1,887	$1,403
Income Taxes Paid	580	787
Market Value Adjustment for Gain (Loss) on Securities Available-for-Sale	(115)	206

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (“Home Federal Bank” or the “Bank”).  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six month period ended December 31, 2019 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2020.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2019.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank’s customers by seven full-service banking offices and home office, located in Caddo and Bossier Parishes, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of December 31, 2019, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

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

Non-Direct Response Advertising

The Company expenses all advertising costs, except for direct-response advertising, as incurred.  Non-direct response advertising costs were $212,000 and $142,000 for the six months ended December 31, 2019 and 2018, respectively.

In the event the Company incurs expense for material direct-response advertising, it will be amortized over the estimated benefit period.  Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits.  For the six months ended December 31, 2019 and 2018, the Company did not incur any amount of direct-response advertising.

Stock-Based Compensation

GAAP requires all share-based payments to employees, including grants of employee stock options, plan share awards and recognition and retention share awards, to be recognized as expense in the statement of operations based on their fair values.  The amount of compensation is measured at the fair value of the options, plan share awards or recognition and retention share awards when granted, and this cost is expensed over the required service period, which is normally the vesting period of the options, plan share awards or recognition and retention awards.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  For public business entities that are SEC filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods with those fiscal years.  The extent of the impact upon adoption is not known and will depend on the characteristics of the Company’s loan portfolio and economic conditions on that date as well as forecasted conditions thereafter.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718).  The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in FASB ASC 718.  The effective date of this Update is for fiscal years beginning after December 15, 2018.  Early adoption is permitted, including adoption in an interim period.  The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements

In November 2017, the FASB issued ASU 2017-14, Income Statement – Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606) (SEC Update).  This Update adds, amends, and supersedes SEC paragraphs of the ASC pursuant to Staff Accounting Bulletin No. 116 and SEC Release 33-10403.  This ASU was effective upon issuance.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  On December 22, 2017, the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Cuts and Jobs Act). The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  Consequently, the amendments in this Update eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financials statement users.  However, because the amendments in this Update only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected.  The amendments in this Update are affective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption of this Update is permitted, including adoption in any interim period (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance.  The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.  We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In May 2018, the FASB issued ASU 2018-06, Codification Improvements to Topic 942, Financial Services – Depository and Lending.  The amendments in this Update supersede the guidance in Subtopic 942-740, Financial Services – Depository and Lending – Income Taxes, that is related to Circular 202 because that guidance has been rescinded by the Office of the Comptroller of the Currency (OCC) and is no longer relevant.  This ASU was effective upon issuance.  We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting.  Topic 718 improves several areas of nonemployee share-based payment accounting.  The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  Early adoption is permitted, but no earlier than an entity’s adoption on Topic 606.  We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.”  The ASU removes, modifies, and adds certain disclosure requirements for fair value measurements.  ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019.  In addition, entities may early adopt the modified or eliminated disclosure requirements and delay adoption of the additional disclosure requirements until effective date.  The Company is currently assessing the impact of adoption of this guidance upon its disclosures.  ASU No. 2018-13 will not impact our consolidated financial statements, as the update only revises disclosure requirements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities

The amortized cost and fair value of securities with gross unrealized gains and losses follows:

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$7,117	$34	$107	$7,044
FNMA Mortgage-Backed Certificates	42,958	336	285	43,009
GNMA Mortgage-Backed Certificates	7,027	24	91	6,960

Total Debt Securities	57,102	394	483	57,013

Total Securities Available-for-Sale	$57,102	$394	$483	$57,013

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$1,121	$--	$17	$1,104
FNMA Mortgage-Backed Certificates	18,369	358	87	18,640

Total Debt Securities	19,490	358	104	19,744

Equity Securities (Non-Marketable)
26,879 Shares – Federal Home Loan Bank	2,688	--	--	2,688
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,938	--	--	2,938

Total Securities Held-to-Maturity	$22,428	$358	$104	$22,682

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$8,168	$43	$131	$8,080
FNMA Mortgage-Backed Certificates	25,071	355	149	25,277
GNMA Mortgage-Backed Certificates	8,390	19	111	8,298

Total Debt Securities	41,629	417	391	41,655

Total Securities Available-for-Sale	$41,629	$417	$391	$41,655

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$1,134	$--	$18	$1,116
FNMA Mortgage-Backed Certificates	21,308	338	137	21,509

Total Debt Securities	22,442	338	155	22,625

Equity Securities (Non-Marketable)
26,571 Shares – Federal Home Loan Bank	2,657	--	--	2,657
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,907	--	--	2,907

Total Securities Held-to-Maturity	$25,349	$338	$155	$25,532

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities (continued)

The amortized cost and fair value of securities by contractual maturity at December 31, 2019 follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Debt Securities
Within One Year or Less	$29	$30	$--	$--
One through Five Years	20,272	20,343	--	--
After Five through Ten Years	32,314	32,020	--	--
Over Ten Years	4,487	4,620	19,490	19,744
	57,102	57,013	19,490	19,744

Other Equity Securities	--	--	2,938	2,938

Total	$57,102	$57,013	$22,428	$22,682

Securities available-for-sale totaling $21.3 million were purchased during the six months ending December 31, 2019.

The following tables show information pertaining to gross unrealized losses on securities available-for-sale at December 31, 2019 and June 30, 2019 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	December 31, 2019
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$178	$14,048	$305	$14,553

Total Securities Available-for-Sale	$178	$14,048	$305	$14,553

	June 30, 2019
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$--	$--	$391	$19,149

Total Securities Available-for-Sale	$--	$--	$391	$19,149

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities (continued)

The unrealized losses on the Company’s investment in mortgage-backed securities at December 31, 2019 and June 30, 2019 were caused by interest rate changes.  The contractual cash flows of these investments are guaranteed by agencies of the U.S. Government.  Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2019.

The Company’s investment in equity securities consists primarily of FHLB stock and shares of First National Bankers Bankshares, Inc. (“FNBB”).  Management monitors its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

At December 31, 2019 and June 30, 2019, securities with a carrying value of $1.9 million and $2.3 million, respectively, were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $161.4 million and $152.2 million, respectively, were pledged to secure FHLB advances.

3. Loans Receivable

Loans receivable are summarized as follows:

	December 31, 2019	June 30, 2019
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$115,081	$118,945
Commercial	87,939	83,397
Multi-Family Residential	42,427	46,171
Land	17,384	16,106
Construction	12,936	9,502
Equity and Second Mortgage	1,294	1,262
Equity Lines of Credit	14,172	15,619

Total Mortgage Loans	291,233	291,002

Commercial Loans	35,377	35,990
Consumer Loans
Loans on Savings Accounts	385	439
Other Consumer Loans	275	329

Total Consumer Loans	660	768
Total Loans	327,270	327,760

Less: Allowance for Loan Losses	(3,497)	(3,452)
Unamortized Loan Fees	(205)	(174)

Net Loans Receivable	$323,568	$324,134

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Following is a summary of changes in the allowance for loan losses:

	Six Months Ended December 31,
	2019	2018
	(In Thousands)
Balance - Beginning of Period	$3,452	$3,425
Provision for Loan Losses	1,125	350
Loan Charge-Offs	(1,084)	(297)
Recoveries	4	1
Balance - End of Period	$3,497	$3,479

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present the grading of loans, segregated by class of loans, as of December 31, 2019 and June 30, 2019:

December 31, 2019	Pass and Pass Watch	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$114,388	$366	$327	$--	$115,081
Commercial	84,854	--	3,085	--	87,939
Multi-Family Residential	42,427	--	--	--	42,427
Land	14,404	--	2,980	--	17,384
Construction	12,936	--	--	--	12,936
Equity and Second Mortgage	1,294	--	--	--	1,294
Equity Lines of Credit	14,172	--	--	--	14,172
Commercial Loans	34,871	--	506	--	35,377
Consumer Loans	660	--	--	--	660

Total	$320,006	$366	$6,898	$--	$327,270

June 30, 2019	Pass and Pass Watch	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$118,459	$17	$469	$--	$118,945
Commercial	80,087	--	3,310	--	83,397
Multi-Family Residential	46,171	--	--	--	46,171
Land	13,126	--	2,980	--	16,106
Construction	9,502	--	--	--	9,502
Equity and Second Mortgage	1,168	64	30	--	1,262
Equity Lines of Credit	15,619	--	--	--	15,619
Commercial Loans	35,367	--	623	--	35,990
Consumer Loans	768	--	--	--	768

Total	$320,267	$81	$7,412	$--	$327,760

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present an aging analysis of past due loans, segregated by class of loans, as of December 31, 2019 and June 30, 2019:

December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment >90 days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,246	$1,311	$684	$3,241	$111,840	$115,081	$510
Commercial	--	--	--	--	87,939	87,939	--
Multi-Family Residential	--	--	--	--	42,427	42,427	--
Land	46	--	2,981	3,027	14,357	17,384	--
Construction	--	--	--	--	12,936	12,936	--
Equity and Second Mortgage	--	--	--	--	1,294	1,294	--
Equity Lines of Credit	19	208	--	227	13,945	14,172	--
Commercial Loans	--	--	49	49	35,328	35,377	49
Consumer Loans	--	--	--	--	660	660	--

Total	$1,311	$1,519	$3,714	$6,544	$320,726	$327,270	$559

June 30, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,204	$715	$596	$3,515	$115,430	$118,945	$420
Commercial	--	--	--	--	83,397	83,397	--
Multi-Family Residential	--	--	--	--	46,171	46,171	--
Land	--	--	2,981	2,981	13,125	16,106	--
Construction	--	--	--	--	9,502	9,502	--
Equity and Second Mortgage	120	--	--	120	1,142	1,262	--
Equity Lines of Credit	--	49	--	49	15,570	15,619	--
Commercial Loans	--	--	215	215	35,775	35,990	49
Consumer Loans	--	--	--	--	768	768	--

Total	$2,324	$764	$3,792	$6,880	$320,880	$327,760	$469

There was no interest income recognized on non-accrual loans during the six months ended December 31, 2019 or year ended June 30, 2019. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the six months ended December 31, 2019 and the year ended June 30, 2019 was approximately $341,000 and $274,000, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the six months ended December 31, 2019 and year ended June 30, 2019 was as follows:

	Real Estate Loans
December 31, 2019	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,017	$508	$338	$100	$115	$144	$1,227	$3	$3,452
Charge-Offs	(39)	--	--	--	--	--	(1,045)	--	(1,084)
Recoveries	--	--	--	--	--	4	--	--	4
Current Provision	7	67	(12)	469	12	(17)	599	--	1,125
Ending Balances	$985	$575	$326	$569	$127	$131	$781	$3	$3,497

Evaluated for Impairment:
Individually	--	13	--	433	--	--	--	--	446
Collectively	985	562	326	136	127	131	781	3	3,051

Loans Receivable:
Ending Balances – Total	$115,081	$87,939	$42,427	$17,384	$12,936	$15,466	$35,377	$660	$327,270
Ending Balances:
Evaluated for Impairment:
Individually	326	3,085	--	2,981	--	--	506	--	6,898
Collectively	$114,755	$84,854	$42,427	$14,403	$12,936	$15,466	$34,871	$660	$320,372

	Real Estate Loans
June 30, 2019	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans And Lines of Credit	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,166	$436	$256	$161	$163	$311	$929	$3	$3,425
Charge-Offs	(277)	--	--	(289)	--	(20)	--	--	(586)
Recoveries	--	--	--	--	--	13	--	--	13
Current Provision	128	72	82	228	(48)	(160)	298	--	600
Ending Balances	$1,017	$508	$338	$100	$115	$144	$1,227	$3	$3,452

Evaluated for Impairment:
Individually	--	238	--	--	--	--	--	--	238
Collectively	1,017	270	338	100	115	144	1,227	3	3,214

Loans Receivable:
Ending Balances - Total	$118,945	$83,397	$46,171	$16,106	$9,502	$16,881	$35,990	$768	$327,760
Ending Balances:
Evaluated for Impairment:
Individually	469	3,310	--	2,980	--	30	623	--	7,412
Collectively	$118,476	$80,087	$46,171	$13,126	$9,502	$16,851	$35,367	$768	$320,348

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present loans individually evaluated for impairment, segregated by class of loans, as of December 31, 2019 and June 30, 2019:

December 31, 2019	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$326	$326	$--	$326	$--	$328
Commercial	3,085	--	3,085	3,085	13	3,116
Multi-Family Residential	--	--	--	--	--	--
Land	2,981	--	2,981	2,981	433	2,981
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	506	506	--	506	--	506
Consumer Loans	--	--	--	--	--	--

Total	$6,898	$832	$6,066	$6,898	$446	$6,931

June 30, 2019	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$469	$469	$--	$469	$--	$474
Commercial	3,310	--	3,310	3,310	238	3,877
Multi-Family Residential	--	--	--	--	--	--
Land	2,980	2,980	--	2,980	--	2,951
Construction	--	--	--	--	--	--
Equity and Second Mortgage	30	30	--	30	--	30
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	623	623	--	623	--	630
Consumer Loans	--	--	--	--	--	--

Total	$7,412	$4,102	$3,310	$7,412	$238	$7,962

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

Information about the Company’s TDRs is as follows (in thousands):

	December 31, 2019
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial business	$457	$--	$--	$457
1-4 Family Residential	76	--	--	76
Commercial real estate	3,085	--	--	3,085

	June 30, 2019
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial business	$457	$122	$122	$579
1-4 Family Residential	76	--	--	76
Commercial real estate	3,310	--	--	3,310

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result, the loan is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of December 31, 2019, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

4. Deposits

Deposits at December 31, 2019 and June 30, 2019 consist of the following classifications:

	December 31, 2019	June 30, 2019
	(In Thousands)
Non-Interest Bearing	$65,066	$59,351
NOW Accounts	33,777	31,045
Money Markets	71,820	74,934
Passbook Savings	63,506	39,569
	234,169	204,899

Certificates of Deposit	167,196	183,265

Total Deposits	$401,365	$388,164

5. Earnings Per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three months and six months ended December 31, 2019 and 2018 were calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(In Thousands, Except Per Share Data)
Net income	$588	$1,175	$1,835	$2,393

Weighted average shares outstanding – basic	1,699	1,776	1,707	1,782
Effect of dilutive common stock equivalents	133	126	129	131
Adjusted weighted average shares outstanding – diluted	1,832	1,902	1,836	1,913

Basic earnings per share	$0.35	$0.66	$1.07	$1.34
Diluted earnings per share	$0.32	$0.62	$1.00	$1.25

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Earnings Per Share (continued)

For the three months ended December 31, 2019 and 2018, there were outstanding options to purchase 274,294 and 284,048 shares, respectively, at a weighted average exercise price of $18.04 and $17.98 per share, respectively and for the six months ended December 31, 2019 and 2018, there were outstanding options to purchase 274,963 and 290,715 shares, respectively, at a weighted average exercise price of $18.04 and $17.94 per share, respectively. For the quarter ended December 31, 2019 and 2018, 133,516 options and 125,890 were included in the computation of diluted earnings per share. For the six month period ended December 31, 2019 and 2018, 128,785 options and 131,177 options were included in the computation of diluted earnings per share.

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(In Thousands)
Average common shares issued	3,062	3,062	3,062	3,062
Average unearned ESOP shares	(94)	(105)	(95)	(107)
Average unearned RRP shares	--	(2)	(1)	(1)
Average Company stock purchased	(1,269)	(1,179)	(1,259)	(1,172)

Weighted average shares outstanding	1,699	1,776	1,707	1,782

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

The cost associated with the Recognition Plan is based on the share price of $18.92 on July 31, 2014, which represents the fair market price of the Company’s stock on the date on which the Recognition Plan shares were granted. The cost of the Recognition Plan was recognized over the five year vesting period.

Stock Option Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the “2005 Option Plan”) for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2005 Option Plan totaled 158,868 (as adjusted).  Both incentive stock options and non-qualified stock options may be granted under the 2005 Option Plan.  The 2005 Stock Option Plan terminated on June 8, 2015, however, the 12,705 outstanding options as of December 31, 2019 will remain in effect for the remainder of their original ten year terms.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-Based Compensation (continued)

Stock Option Plan (continued)

On August 19, 2010 and July 31, 2014, the Company granted 21,616 options and 2,133 options, respectively, under the 2005 Option Plan that were previously forfeited (as adjusted for the conversion) at an exercise price of $10.93 and $18.92 per share, respectively.  On January 31, 2012 and July 31, 2014, 165,344 options and 29,178 options, respectively, were granted to directors and employees at an exercise price of $14.70 and $18.92 per share, respectively, under the 2011 Option Plan.  As of December 31, 2019, there were 389 stock options available for future grant under the 2011 Option Plan.

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

Stock Incentive Plans

On November 12, 2014, the shareholders of the Company approved the adoption of the Company’s 2014 Stock Incentive Plan (the “2014 Stock Incentive Plan”) for the benefit of employees and non-employee directors as an incentive to contribute to the success of the Company and reward employees for outstanding performance and the attainment of targeted goals.  The 2014 Stock Incentive Plan covers a total of 150,000 shares, of which no more than 37,500 shares, or 25% of the plan, may be share rewards.  The balance of the plan is reserved for stock option awards which would total 112,500 stock options, assuming all the share awards are issued. All incentive stock options granted under the 2014 Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  On October 26, 2015, the Company granted a total of 34,500 plan share awards and 103,500 stock options to directors, officers, and other key employees vesting ratably over five years. On February 5, 2019, the Company granted a total of 3,000 plan share awards and 13,500 stock options to key employees vesting ratably over five years. The 2014 Stock Incentive Plan cost is recognized over the five year vesting period.

On November 13, 2019, the shareholders of the Company approved the adoption of the Company’s 2019 Stock Incentive Plan (the “2019 Stock Incentive Plan”) for the benefit of employees and non-employee directors as an incentive to contribute to the success of the Company and reward employees for outstanding performance and the attainment of targeted goals.  The 2019 Stock Incentive Plan covers a total of 125,000 shares, of which no more than 31,250 shares, or 25% of the plan, may be share rewards.  The balance of the plan is reserved for stock option awards which would total 93,750 stock options, assuming all the share awards are issued. All incentive stock options granted under the Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  As of December 31, 2019, there were no outstanding plan share awards or stock options granted pursuant to the 2019 Stock Incentive Plan.

Compensation expense pertaining to the 2011 Recognition Plan and the share awards under the 2014 Stock Incentive Plan was approximately $158,000 and $159,000 for the six months ended December 31, 2019 and 2018, respectively. For the six months ended December 31, 2019 and 2018, compensation expense charged to operations for stock options granted under the Option Plan and the 2014 Stock Incentive Plan was $69,000 and $68,000, respectively.

7. Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amounts of $2.8 million and $2.8 million at December 31, 2019 and June 30, 2019, respectively.

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

The fair value of interest rate floors and caps contained in some loan servicing agreements and variable rate mortgage loan contracts are considered immaterial within the context of fair value disclosure requirements.  Accordingly, no fair value estimate is provided for these instruments

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value Disclosures (continued)

At December 31, 2019 and June 30, 2019, the carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2019		June 30, 2019
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$14,896	$14,896	$18,108	$18,108
Securities Available-for-Sale	57,013	57,013	41,655	41,655
Securities to be Held-to-Maturity	22,428	22,682	25,349	25,532
Loans Held-for-Sale	13,793	13,793	8,608	8,608
Loans Receivable	$323,568	$312,100	$324,134	$310,812

Financial Liabilities
Deposits	$401,365	$385,130	$388,164	$368,212
Advances from FHLB	1,209	1,259	1,355	1,246

Off-Balance Sheet Items
Mortgage Loan Commitments	$8,754	$8,754	$8,981	$8,981

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the six months ended December 31, 2019.

Fair values of assets and liabilities measured on a recurring basis at December 31, 2019 and June 30, 2019 are as follows:

	Fair Value Measurements Using:
December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$7,044	$--	$7,044
FNMA	--	43,009	--	43,009
GNMA	--	6,960	--	6,960

Total	$--	$57,013	$--	$57,013

	Fair Value Measurements Using:
June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$8,080	$--	$8,080
FNMA	--	25,277	--	25,277
GNMA	--	8,298	--	8,298

Total	$--	$41,655	$--	$41,655

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

Discussion of Financial Condition Changes from June 30, 2019 to December 31, 2019

At December 31, 2019, the Company reported total assets of $455.3 million, an increase of $12.8 million, or 2.9%, compared to total assets of $442.5 million at June 30, 2019. The increase in assets was comprised primarily of increases in investment securities of $12.4 million, or 18.6%, from $67.0 million at June 30, 2019 to $79.4 million at December 31, 2019, loans held-for-sale of $5.2 million, or 60.2%, from $8.6 million at June 30, 2019 to $13.8 million at December 31, 2019, other assets of $135,000, or 19.0%, from $710,000 at June 30, 2019 to $845,000 at December 31, 2019, bank owned life insurance of $71,000, or 1.0%, from $6.9 million at June 30, 2019 to $7.0 million at December 31, 2019, and deferred tax assets of $45,000, or 5.3%, from $849,000 at June 30, 2019 to $894,000 at December 31, 2019.  These increases were partially offset by decreases in cash and cash equivalents of $3.2 million, or 17.7%, from $18.1 million at June 30, 2019 to $14.9 million at December 31, 2019, real estate owned of $886,000, or 64.9%, from $1.4 million at June 30, 2019 to $480,000 at December 31, 2019, loans receivable net of $566,000, or 0.2%, from $324.1 million at June 30, 2019 to $323.6 million at December 31, 2019, and premises and equipment of $305,000, or 2.3%, from $13.6 million at June 30, 2019 to $13.3 million at December 31, 2019.  The increase in investment securities was primarily due to the purchase of $15.3 million of mortgage-backed securities partially offset by $2.7 million of principal repayments on mortgage-backed securities.  The increase in loans held-for-sale resulted primarily from an increase in loans originated for sale during the six months ended December 31, 2019.  The decrease in real estate owned was due to the sale of three one-to-four family residences during the six months ended December 31, 2019.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2019 to December 31, 2019 (continued)

Cash and Cash Equivalents

Cash and cash equivalents decreased $3.2 million, or 17.7%, from $18.1 million at June 30, 2019 to $14.9 million at December 31, 2019. The $3.2 million decrease in cash and cash equivalents was due to purchases of investment securities.

Loans Receivable, Net

Loans receivable, net, decreased by $566,000, or 0.2%, to $323.6 million at December 31, 2019 compared to $324.1 million at June 30, 2019.  The decrease in loans receivable, net was primarily due to decreases in one-to-four family residential loans of $3.9 million, multi-family loans of $3.7 million, equity line-of-credit loans of $1.4 million, commercial non-real estate loans of $613,000, and consumer loans of $108,000, partially offset by increases in commercial real estate loans $4.5 million, construction loans of $3.4 million, land loans of $1.3 million, and equity and second mortgage loans of $32,000.

Loans Held-for-Sale

Loans held-for-sale increased $5.2 million, or 60.2%, from $8.6 million at June 30, 2019 to $13.8 million at December 31, 2019.  The increase in loans held-for-sale results primarily from an increase in the origination volume during the six months ended December 31, 2019.

Investment Securities

Investment securities amounted to $79.4 million at December 31, 2019 compared to $67.0 million at June 30, 2019, an increase of $12.4 million, or 18.6%.  The increase in investment securities was primarily due to the purchase of mortgage-backed securities of $21.2 million, offset by $8.7 million of principal repayments on mortgage-backed securities.

Premises and Equipment, Net

Premises and equipment, net decreased $305,000, or 2.3%, to $13.3 million at December 31, 2019 compared to $13.6 million at June 30, 2019.

Asset Quality

At December 31, 2019, the Company had $3.8 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $5.1 million of non-performing assets at June 30, 2019, consisting of one commercial business loan, three single-family residential loans, one lot loan, one land loan, and one residential lot in other real estate owned at December 31, 2019 compared to five single-family residential loans, two line of credit loans, two commercial business loans, one lot loan, one land loan, one residential lot in other real estate owned, and two properties that secured single-family residential loans in other real estate owned at June 30, 2019. At December 31, 2019, the Company had two single family residential loans, one commercial business loan, two commercial land and lot development loans, and six loans to one borrower consisting of three commercial real estate loans, two non-real estate loans, and one single family residential loan classified as substandard compared to four single family residential loans, one line of credit loan, two commercial business loans, two commercial land and lot development loans, and five loans to one borrower consisting of two commercial real estate loans, two non-real estate loans, and one single family residential loan classified as substandard at June 30, 2019. There were no loans classified as doubtful at December 31, 2019 or June 30, 2019.  There was a charge-off of $917,000 against the provision for loan losses related to one commercial business loan to one borrower that declared bankruptcy during the six month period ended December 31, 2019.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2019 to December 31, 2019 (continued)

Total Liabilities

Total liabilities increased $13.2 million, or 3.4%, from $392.1 million at June 30, 2019 to $405.3 million at December 31, 2019 primarily due to an increase in total deposits of $13.2 million, or 3.4%, to $401.4 million at December 31, 2019 compared to $388.2 million at June 30, 2019, an increase in other borrowings of $750,000, or 166.7%, from $450,000 at June 30, 2019 to $1.2 million at December 31, 2019,  partially offset by a decrease of $312,000, or 53.4%, in advances from borrowers for taxes and insurance from $584,000 at June 30, 2019 to $272,000 at December 31, 2019, a decrease of $283,000, or 18.2%, in other accrued expenses and liabilities from $1.6 million at June 30, 2019 to $1.3 million at December 31, 2019, and a decrease of $146,000, or 10.8%, in advances from the Federal Home Loan Bank from $1.4 million at June 30, 2019 to $1.2 million at December 31, 2019.  The increase in deposits was primarily due to a $23.9 million, or 60.5%, increase in savings deposits from $39.6 million at June 30, 2019 to $63.5 million at December 31, 2019, a $5.7 million, or 9.6%, increase in non-interest bearing deposits from $59.4 million at June 30, 2019 to $65.1 million at December 31, 2019, and a $2.7 million, or 8.8%, increase in NOW accounts from $31.0 million at June 30, 2019 to $33.8 million at December 31, 2019,  partially offset by a decrease of $16.1  million, or 8.8%, in certificates of deposit from $183.3 million at June 30, 2019 to $167.2 million at December 31, 2019, and a decrease in money market deposits of $3.1 million, or 4.2%, from $74.9 million at June 30, 2019 to $71.8 million at December 31, 2019. The Company had $16.0 million in brokered deposits at December 31, 2019 compared to $11.2 million at June 30, 2019. The brokered certificates of deposit which have maturity dates greater than twelve months are callable by Home Federal Bank after twelve months pursuant to early redemption provisions.  The decrease in advances from the Federal Home Loan Bank was primarily due to principal paydowns on amortizing advances.

Shareholders’ Equity

Shareholders’ equity decreased $368,000, or 0.7%, to $50.0 million at December 31, 2019 from $50.3 million at June 30, 2019.  The primary reasons for the changes in shareholders’ equity from June 30, 2019 were the acquisition of Company stock of $2.0 million, and dividends paid totaling $579,000, and a decrease in the Company’s accumulated other comprehensive income of $90,000, partially offset by net income of $1.8 million, the vesting of restricted stock awards, share awards, stock options, and the release of employee stock ownership plan shares totaling $421,000, and proceeds from the issuance of common stock from the exercise of stock options of $50,000.

Regulatory Capital

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency (“OCC”).  At December 31, 2019, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2019 and 2018

General

The decrease in net income for the three months ended December 31, 2019 resulted primarily from an $850,000, or 850.0%, increase in provision for loan losses, an increase of $285,000, or 10.5%, in non-interest expense, and a decrease of $146,000, or 3.7%, in net interest income, partially offset by an increase of $478,000, or 108.9%, in non-interest income and a $216,000, or 59.5%, decrease in provision for income taxes.  The increase in the provision for loan losses for the three months ended December 21, 2019, was primarily due to a $917,000 charge-off during the quarter related to one commercial business loan to one borrower that declared bankruptcy.  The decrease in net interest income for the three months ended December 31, 2019 was primarily due to a $312,000, or 29.0%, increase in total interest expense, primarily due to an increase of 32 basis points in the average rate on total interest-bearing deposits, partially offset by an increase of $166,000, or 3.3%, in total interest income.  The Company’s average interest rate spread was 3.18% for the three months ended December 31, 2019 compared to 3.58% for the three months ended December 31, 2018. The Company’s net interest margin was 3.52% for the three months ended December 31, 2019 compared to 3.86% for the three months ended December 31, 2018. The decrease in net interest margin on a comparative quarterly basis was primarily the result of an increase of 32 basis points in average cost of interest-bearing deposits for the three months ended December 31, 2019 compared to the prior year quarterly period.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2019 and 2018 (continued)

The decrease in net income for the six months ended December 31, 2019 resulted primarily from a $775,000, or 221.4%, increase in provision for loan losses, an increase of $587,000, or 10.7%, in non-interest expense, and a decrease of $221,000, or 2.8%, in net interest income, partially offset by an increase of $774,000, or 69.9%, in non-interest income and a $251,000, or 37.1%, decrease in provision for income taxes.  The increase in the provision for loan losses for the six-month period was primarily due to the $917,000 charge-off described above that occurred during the quarter ended December 31, 2019.  The decrease in net interest income for the six month period was primarily due to a $669,000, or 32.3%, increase in total interest expense, partially offset by a $448,000, or 4.5%, increase in total interest income. The Company’s average interest rate spread was 3.21% for the six months ended December 31, 2019 compared to 3.59% for the six months ended December 31, 2018. The Company’s net interest margin was 3.56% for the six months ended December 31, 2019 compared to 3.86% for the six months ended December 31, 2018.  The increase in the average interest rate spread is attributable primarily to an increase of 36 basis points in average cost of interest-bearing deposits for the six months ended December 31, 2019 compared to the prior year six month period.

Net Interest Income

The decrease in net interest income for the three months ended December 31, 2019 was primarily due to a $312,000, or 29.0%, increase in total interest expense, primarily due to an increase of 32 basis points in the average rate on interest-bearing deposits, partially offset by an increase of $166,000, or 3.3%, in total interest income. The cost of funds from Federal Home Loan Bank borrowings decreased $28,000, or 66.7%, compared to the prior year three month period and interest paid on deposits increased $330,000, or 32.0%, compared to the prior year three month period. Interest paid on other borrowings increased $10,000 compared to the prior year three month period. The Company’s average interest rate spread was 3.18% for the three months ended December 31, 2019 compared to 3.58% for the three months ended December 31, 2018. The Company’s net interest margin was 3.52% for the three months ended December 31, 2019 compared to 3.86% for the three months ended December 31, 2018. The decrease in net interest margin on a comparative quarterly basis was primarily the result of an increase of 32 basis points in average cost of interest-bearing deposits for the three months ended December 31, 2019 compared to the prior year quarterly period.

Net interest income for the six months ended December 31, 2019 was $7.6 million, a decrease of $221,000, or 2.8%, in comparison to the six months ended December 31, 2018.  The decrease in net interest income for the six month period was primarily due to a $669,000, or 32.3%, increase in total interest expense, partially offset by an increase of $448,000, or 4.5%, in interest income.  The cost of funds from Federal Home Loan Bank borrowings decreased $80,000, or 72.7%, compared to the prior year six month period and interest paid on deposits increased $736,000, or 37.6%, compared to the prior year six month period.  Interest paid on other borrowing increased $13,000 compared to the prior year six month period.  The Company’s average interest rate spread was 3.21% for the six months ended December 31, 2019, compared to 3.59% for the six months ended December 31, 2018. The Company’s net interest margin was 3.56% for the six months ended December 31, 2019, compared to 3.86% for the six months ended December 31, 2018.  The increase in the average interest rate spread is attributable primarily to an increase of 36 basis points in average cost of interest-bearing deposits for the six months ended December 31, 2019 compared to the prior year six month period.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market area, and other factors related to the collectability of Home Federal Bank’s loan portfolio, a provision for loan losses of $950,000 and $1.1 million was made during the three and six months ended December  31, 2019, respectively, compared to a $100,000 and $350,000 provision made during the three and six months ended December 31, 2018. The allowance for loan losses was $3.5 million, or 1.7% of total loans receivable, at December 31, 2019 compared to $3.5 million, or 1.06% of total loans receivable, at December 31, 2018.  At December 31, 2019, Home Federal Bank had $3.3 million in non-performing loans and $480,000 in foreclosed assets which totaled $3.8 million in non-performing assets.  At December 31, 2018, Home Federal Bank had $670,000 in non-performing loans and $747,000 in foreclosed assets. At December 31, 2019, the Company had two single family residential loans, one commercial business loan, two commercial land and lot development loans, and six loans to one borrower consisting of three commercial real estate loans, two commercial business loans and one single family residential loan classified as substandard compared to four single family residential loans, one commercial business loan, and five loans to one borrower consisting of two commercial real estate loans, two non-real estate loans, and one single family residential substandard at December 31, 2018. There were no loans classified as doubtful at December 31, 2019 or December 31, 2018.  At December 31, 2019 the Bank had troubled debt restructurings involving six loans to one borrower consisting of three commercial real estate loans, two commercial loans, and one one-to-four family residential loan totaling 3.6 million.  At December 31, 2018 the Bank had troubled debt restructurings involving one commercial loan contract to one borrower with a recorded investment of approximately $122,000, one single family residential loan totoaling$273,000, along with another troubled debt restructuring at December 31, 2018 consisting of five loans to one borrower consisting of two commercial real estate loans, two commercial loans, and one one-to-four family residential loan totaling $4.6 million   There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2019 and 2018 (continued)

Non-interest Income

The $478,000 decrease in non-interest income for the three months ended December 31, 2019, compared to the prior year quarterly period, was primarily due to a $230,000 loss on sale of real estate during the 2018 period compared to none in the 2019 period, an increase of $206,000 in gain on sale of mortgage loans, and a $53,000 increase in service charges on deposit accounts, partially offset by a decrease of $11,000 in other income. The $774,000 increase in non-interest income for the six months ended December 31, 2019 compared to the prior year six month period was primarily due to a increase of $381,000 in gain on sale of loans, a decrease of $308,000 in loss on sale of real estate, an increase of $99,000 in service charges on deposit accounts, and a $1,000 increase in income from bank owned life insurance, partially offset by a $15,000 decrease in other non-interest income. The Company sells most of its long term fixed rate residential mortgage loan originations primarily in order to manage interest rate risk.

Non-interest Expense

The $285,000 increase in non-interest expense for the three months ended December 31, 2019, compared to the same period in 2018, is primarily attributable to increases of $343,000 in compensation and benefits expense, $27,000 in occupancy and equipment expense, and $25,000 in franchise and bank shares tax expense. The increases were partially offset by decreases of $22,000 in deposit insurance premiums, $19,000 in advertising expense, $18,000 in other non-interest expense, $16,000 in audit and examination fees, $16,000 in data processing expense, $14,000 in loan and collection expense, and $5,000 in legal fees. The $587,000 increase in non-interest expense for the six months ended December 31, 2019, compared to the same six month period in 2018, is primarily attributable to increases of $533,000 in compensation and benefits expense, $79,000 in occupancy and equipment expense, $70,000 in advertising expense, $43,000 in loan and collection expense, $40,000 in franchise and bank shares tax, and $3,000 in other non-interest expenses, partially offset by decreases of $75,000 in real estate owned valuation expense, $52,000 in deposit insurance premiums, $35,000 in legal fees, $13,000 in audit and examination fees, and $6,000 in data processing expense.

The aggregate compensation expense recognized by the Company for its Stock Option, Share Award, ESOP, and Recognition and Retention Plans amounted to $267,000 and $421,000 for the three and six months ended December 31, 2019, respectively, compared to $261,000 and $413,000 for three and six months ended December 31, 2018, respectively.

The Louisiana bank shares tax is assessed on the Bank’s equity and earnings.  For the three and six months ended December 31, 2019, the Company recognized franchise and bank shares tax expense of $122,000 and $237,000, respectively, compared to $97,000 and $197,000 for the same periods in 2018.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2019 and 2018 (continued)

Income Taxes

Income taxes amounted to $147,000 and $426,000 for the three and six months ended December 31, 2019, respectively, resulting in an effective tax rate of 20.0% and 18.8%.  Income taxes amounted to $363,000 and $677,000 for the three and six months ended December 31, 2018, respectively.

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

	Three Months Ended December 31,
	2019			2018
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$331,368	$4,632	5.55%	$327,893	$4,569	5.53%
Investment securities	72,291	442	2.43	58,704	333	2.25
Interest-earning deposits	21.481	88	1.63	16.526	94	2.26
Total interest-earning assets	$425,140	5,162	4.82%	$403,123	4,996	4.92%
Non-interest-earning assets	32,515			28,394
Total assets	$457,655			$431,517
Interest-bearing liabilities:
Savings accounts	$57,878	194	1.33%	$35,685	48	0.53%
NOW accounts	31,133	50	0.64	30,172	41	0.54
Money market accounts	75,371	230	1.21	70,292	168	0.95
Certificate accounts	168,834	886	2.08	177,615	773	1.73
Total interest bearing deposits	333,216	1,360	1.62	313,764	1,030	1.30
Other Borrowings	1,063	13	4.85	206	3	3.85
FHLB advances	1,233	14	4.66	5,334	42	3.12
Total interest-bearing liabilities	$335,512	1,387	1.64%	$319,304	1,075	1.34%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	67,460			60,827
Other liabilities	4,340			2,996
Total interest bearing liabilities	407,312			383,127
Total Stockholders’ Equity(1)	50,343			48,390

Total liabilities and equity	$457,655			$431,517

Net interest-earning assets	$89,628			$83,819

Net interest income; average interest rate spread(2)		$3,775	3.18%		$3,921	3.58%
Net interest margin(3)			3.52%			3.86%
Average interest-earning assets to average interest-bearing liabilities			126.71%			126.25%
__________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2019 and 2018 (continued)

	Six Months Ended December 31,
	2019			2018
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$333,955	$9,284	5.52%	$326,807	$9,063	5.50%
Investment securities	68,905	848	2.44	58,179	645	2.20
Interest-earning deposits	20,570	198	1.91	16,374	174	2.11
Total interest-earning assets	$423,430	10,330	4.84%	$401,360	9,882	4.88%
Non-interest-earning assets	27,415			28,511
Total assets	$450,845			$429,871
Interest-bearing liabilities:
Savings accounts	$52,906	314	1.18%	$35,890	97	0.54%
NOW accounts	31,321	99	0.62	31,626	83	0.52
Money market accounts	74,889	459	1.22	70,294	319	0.90
Certificate accounts	172,866	1,823	2.09	172,252	1,460	1.68
Total interest-bearing deposits	331,982	2,695	1.61	310,062	1,959	1.25
Other bank borrowings	703	17	4.80	202	4	3.93
FHLB advances	1,270	30	4.69	7,924	110	2.75
Total interest-bearing liabilities	$333,955	2,742	1.63%	$318,188	2,073	1.29%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	64,815			61,012
Other liabilities	2,471			2,902
Total liabilities	401,241			382,102
Total Stockholders’ Equity(1)	49,604			47,769

Total liabilities and equity	$450,845			$429,871

Net interest-earning assets	$89,475			$83,172

Net interest income; average interest rate spread(2)		$7.588	3.21%		$7.809	3.59%
Net interest margin(3)			3.56%			3.86%
Average interest-earning assets to average interest-bearing liabilities			126.79%			126.14%
_____________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings, and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets which provide liquidity to meet lending requirements.  Home Federal Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $2.7 million at December 31, 2019.

A significant portion of Home Federal Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents.   Home Federal Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At December 31, 2019, Home Federal Bank had $1.2 million in advances from the Federal Home Loan Bank of Dallas and had $161.5 million in additional borrowing capacity.  Additionally, at December 31, 2019, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $15.5 million. There were no amounts purchased under this agreement as of December 31, 2019. In addition, the Company had available a 2.0 million line of credit agreement at December 31, 2019 with First National Bankers Bank. At December 31, 2019 there was a $1.2 million balance in the credit line.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2019 and 2018 (continued)

At December 31, 2019, Home Federal Bank had outstanding loan commitments of $35.6 million to originate loans and commitments under unused lines of credit of $8.8 million.  At December 31, 2019, certificates of deposit scheduled to mature in less than one year totaled $92.0 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale, as needed.

At December 31, 2019, Home Federal Bank exceeded each of its regulatory capital requirements with tangible equity, common equity Tier 1, core, and total risk-based capital ratios of 11.10%, 16.38%, 11.10%, and 17.51%, respectively.

Off-Balance Sheet Arrangements

At December 31, 2019, the Company did not have any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.

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

The Company’s repurchases of its common stock made during the quarter ended December 31, 2019 are set forth in the table below, including stock-for-stock option exercises:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2020 – October 31, 2019	1,428	$33.03	1,428	88,968
November 1, 2020 – November 30, 2019	4,189	32.62	4,189	84,779
December 1, 2020–December 31, 2019	1,000	37.90	1,000	83,779
Total	6,617	$33.51	6,617
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 6. EXHIBITS

No.	Description
10.1	Separation Agreement by and among Home Federal Bancorp, Inc. of Louisiana, Home Federal Bank and Daniel R. Herndon, dated as of November 22, 2019*(1)
10.2	Home Federal Bancorp, Inc. of Louisiana 2019 Stock Incentive Plan *(2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Certification Pursuant to 18 U.S.C Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
__________
*	Denotes a management contract or compensatory plan or arrangement.
(1)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2019 (File No. 001-35019).
(2)
Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on November 13, 2019 filed with the Commission on October 9, 2019 (File No. 001-35019).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: February 13, 2020	By:	/s/Glen W. Brown
Glen W. Brown Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)