Form 10-Q
period 2020-05-12
Home Federal Bancorp, Inc. of Louisiana
filed 2020-05-13
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

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
☐ Yes ☒ No

Shares of common stock, par value $.01 per share, outstanding as of May 12, 2020: The registrant had 1,733,434 shares of common stock outstanding.

INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition	1

	Consolidated Statements of Income	2

	Consolidated Statements of Comprehensive Income	3

	Consolidated Statements of Changes in Stockholders' Equity	4

	Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	8

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4:	Controls and Procedures	41

PART II	OTHER INFORMATION

Item 1:	Legal Proceedings	40

Item 1A:	Risk Factors	40

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3:	Defaults Upon Senior Securities	41

Item 4:	Mine Safety Disclosures	42

Item 5:	Other Information	42

Item 6:	Exhibits	42

SIGNATURES

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31, 2020	June 30, 2019
	(In Thousands)

ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $37,736 and $10,632 for March 31, 2020 and June 30, 2019, Respectively)	$41,612	$18,108
Debt Securities Available-for-Sale	44,874	41,655
Securities Held-to-Maturity (Fair Value of $22,870 and $25,532, Respectively)	21,840	25,349
Loans Held-for-Sale	10,478	8,608
Loans Receivable, Net of Allowance for Loan Losses of $3,783 and $3,452, Respectively	318,707	324,134
Accrued Interest Receivable	1,072	1,172
Premises and Equipment, Net	13,132	13,554
Bank Owned Life Insurance	7,053	6,948
Deferred Tax Asset	788	849
Foreclosed Assets	118	1,366
Other Assets	824	710

Total Assets	$460,498	$442,453

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$406,064	$388,164
Advances from Borrowers for Taxes and Insurance	373	584
Short-term Federal Home Loan Bank Advances	259	295
Long-term Federal Home Loan Bank Advances	876	1,060
Other Borrowings	1,800	450
Other Accrued Expenses and Liabilities	1,472	1,558
Total Liabilities	410,844	392,111

STOCKHOLDERS’ EQUITY
Preferred Stock – $.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	--	--
Common Stock – $.01 Par Value; 40,000,000 Shares Authorized; 1,739,434, and 1,845,482 Shares Issued and Outstanding at March 31, 2020 and June 30, 2019, Respectively	23	23
Additional Paid-in Capital	36,454	35,914
Unearned ESOP Stock	(899)	(985)
Retained Earnings	13,538	15,370
Accumulated Other Comprehensive Income	538	20

Total Stockholders’ Equity	49,654	50,342

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$460,498	$442,453

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2020	2019	2020	2019
	(In Thousands, Except per Share Data)
INTEREST INCOME
Loans, Including Fees	$4,378	$4,530	$13,662	$13,593
Investment Securities	12	16	43	45
Mortgage-Backed Securities	401	396	1,218	1,012
Other Interest-Earning Assets	83	60	281	234
Total Interest Income	4,874	5,002	15,204	14,884

INTEREST EXPENSE
Deposits	1,298	1,149	3,992	3,108
Other Borrowings	19	2	36	6
Federal Home Loan Bank Borrowings	14	17	44	127
Total Interest Expense	1,331	1,168	4,072	3,241
Net Interest Income	3,543	3,834	11,132	11,643

PROVISION FOR LOAN LOSSES	316	100	1,441	450
Net Interest Income after Provision for Loan Losses	3,227	3,734	9,691	11,193

NON-INTEREST INCOME
Gain on Sale of Loans	604	305	1,751	1,071
(Loss) Gain on Sale of Real Estate and Fixed Assets	(76)	(117)	4	(345)
Gain on Sale of Securities	219	--	219	--
Income on Bank Owned Life Insurance	34	35	105	105
Service Charges on Deposit Accounts	258	246	821	712
Other Income	8	14	28	49
Total Non-Interest Income	1,047	483	2,928	1,592

NON-INTEREST EXPENSE
Compensation and Benefits	1,961	1,632	5,657	4,795
Occupancy and Equipment	353	323	1,081	971
Data Processing	144	108	435	405
Audit and Examination Fees	51	62	165	189
Franchise and Bank Shares Tax	111	97	348	295
Advertising	45	89	257	232
Legal Fees	113	136	376	433
Loan and Collection	58	83	226	209
Deposit Insurance Premium	12	7	12	59
Valuation Adjustment Real Estate Owned	--	--	--	75
Other Expense	185	184	560	556
Total Non-Interest Expense	3,033	2,721	9,117	8,219
Income Before Income Taxes	1,241	1,496	3,502	4,566

PROVISION FOR INCOME TAX EXPENSE	264	307	690	984
Net Income	$977	$1,189	$2,812	$3,582
EARNINGS PER COMMON SHARE:
Basic	$0.58	$0.68	$1.65	$2.02
Diluted	$0.54	$0.63	$1.54	$1.88
DIVIDENDS DECLARED	$0.16	$0.14	$0.48	$0.42

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2020	2019	2020	2019
	(In Thousands)		(In Thousands)

Net Income	$977	$1,189	$2,812	$3,582

Other Comprehensive Income, Net of Tax
Unrealized Holding Gain on Debt Securities Available-for-Sale, Net of Tax of $162 and $138 in 2020 and $64 and $106 in 2019	608	242	518	405

Total Comprehensive Income	$1,585	$1,431	$3,330	$3,987

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE AND NINE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)

Three Months Ended

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
			(In Thousands)
BALANCE – December 31, 2018	$23	$35,586	$(1,042)	$2	$14,952	$(883)	$48,638

Net Income	--	--	--	--	1,189	--	1,189

Changes in Unrealized Gain on Debt Securities Available-for-Sale, Net of Tax Effects	--	--	--	--	--	242	242

Share Awards Earned	--	--	--	--	--	--	--

RRP Shares Earned	--	--	--	--	--	--	--

Stock Options Vested	--	37	--	--	--	--	37

Common Stock Issuance for Stock Option Exercises	--	111	--	--	--	--	111

ESOP Compensation Earned	--	60	29	--	--	--	89

Company Stock Purchased	--	--	--	--	(1,060)	--	(1,060)

Dividends Declared	--	--	--	--	(263)	--	(263)

BALANCE – March 31, 2019	$23	$35,794	$(1,013)	$2	$14,818	$(641)	$48,983

BALANCE – December 31, 2019	$23	$36,327	$(927)	$--	$14,621	$(70)	$49,974

Net Income	--	--	--	--	977	--	977

Changes in Unrealized Gain on Debt Securities Available-for-Sale, Net of Tax Effects	--	--	--	--	--	608	608

Share Awards Earned	--	19	--	--	--	--	19

RRP Shares Earned	--	--	--	--	--	--	--

Stock Options Vested	--	34	--	--	--	--	34

Common Stock Issuance for Stock Option Exercises	--	15	--	--	--	--	15

ESOP Compensation Earned	--	59	28	--	--	--	87

Company Stock Purchased	--	--	--	--	(1,774)	--	(1,774)

Dividends Declared	--	--	--	--	(286)	--	(286)

BALANCE – March 31, 2020	$23	$36,454	$(899)	$--	$13,538	$538	$49,654

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE AND NINE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)

Nine Months Ended

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
			(In Thousands)
BALANCE – June 30, 2018	$23	$35,057	$(1,100)	$(22)	$14,125	$(1,046)	$47,037

Net Income	--	--	--	--	3,582	--	3,582

Changes in Unrealized Gain on Debt Securities Available-for-Sale, Net of Tax Effects	--	--	--	--	--	405	405

Share Awards Earned	--	135	--	--	--	--	135

RRP Shares Earned	--	--	--	24	--	--	24

Stock Options Vested	--	105	--	--	--	--	105

Common Stock Issuance for Stock Option Exercises	--	309	--	--	--	--	309

ESOP Compensation Earned	--	188	87	--	--	--	275

Company Stock Purchased	--	--	--	--	(2,097)	--	(2,097)

Dividends Declared	--	--	--	--	(792)	--	(792)

BALANCE – March 31, 2019	$23	$35,794	$(1,013)	$2	$14,818	$(641)	$48,983

BALANCE – June 30, 2019	$23	$35,914	$(985)	$--	$15,370	$20	$50,342

Net Income	--	--	--	--	2,812	--	2,812

Changes in Unrealized Gain on Debt Securities Available-for-Sale, Net of Tax Effects	--	--	--	--	--	518	518

Share Awards Earned	--	153	--	--	--	--	153

RRP Shares Earned	--	24	--	--	--	--	24

Stock Options Vested	--	103	--	--	--	--	103

Common Stock Issuance for Stock Option Exercises	--	65	--	--	--	--	65

ESOP Compensation Earned	--	195	86	--	--	--	281

Company Stock Purchased	--	--	--	--	(3,779)	--	(3,779)

Dividends Declared	--	--	--	--	(865)	--	(865)

BALANCE – March 31, 2020	$23	$36,454	$(899)	$--	$13,538	$538	$49,654

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2020	2019
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,812	$3,582
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Bad Debt Recovery	8	2
Federal Home Loan Bank Stock Certificate	(43)	(35)
Net Amortization and Accretion on Securities	70	79
(Gain) Loss on Sale of Real Estate	(4)	345
Gain on Sale of Loans	(1,751)	(1,071)
Gain on Sale of Securities	(219)	--
Amortization of Deferred Loan Fees	(107)	(147)
Depreciation of Premises and Equipment	487	363
ESOP Expense	281	275
Stock Option Expense	103	105
Recognition and Retention Plan Expense	2	21
Deferred Income Tax	61	(58)
Valuation Adjustment Real Estate Owned	--	75
Provision for Loan Losses	1,441	450
Increase in Cash Surrender Value on Bank Owned Life Insurance	(105)	(105)
Share Awards Expense	111	102
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(75,089)	(42,338)
Loans Held-for-Sale – Sale and Principal Repayments	74,970	44,713
Accrued Interest Receivable	100	(143)
Other Operating Assets	(114)	200
Other Operating Liabilities	(86)	(310)

Net Cash Provided by Operating Activities	2,928	6,105

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	3,284	(6,942)
Deferred Loan Fees Collected	120	89
Acquisition of Premises and Equipment	(701)	(2,412)
Proceeds from Sale of Real Estate	2,343	469
Activity in Available-for-Sale Securities:
Principal Payments on Mortgage-Backed Securities	8,991	5,154
Sale of Securities	9,856	--
Purchases of Securities	(21,250)	(18,496)
Activity in Held-to-Maturity Securities:
Principal Payments on Mortgage-Backed Securities	3,785	2,952
Purchase of Securities	(245)	--

Net Cash Provided by (Used in) Investing Activities	6,183	(19,186)

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	March 31,
	2020	2019
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$17,900	$21,848
Repayments of Advances from Federal Home Loan Bank	(220)	(10,210)
Proceeds from Other Borrowings	1,800	450
Repayments of Other Borrowings	(450)	(750)
Net Decrease in Advances from Borrowers for Taxes and Insurance	(211)	(266)
Dividends Paid	(865)	(792)
Company Stock Purchased	(3,779)	(2,097)
Proceeds from Stock Options Exercised	65	309
Plan Share Distributions	153	135

Net Cash Provided by Financing Activities	14,393	8,627

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,504	(4,454)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	18,108	15,867

CASH AND CASH EQUIVALENTS - END OF PERIOD	$41,612	$11,413

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$3,002	$2,603
Income Taxes Paid	760	1,068
Market Value Adjustment for Gain on Debt Securities Available-for-Sale	656	513

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (“Home Federal Bank” or the “Bank”).  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the nine month period ended March 31, 2020 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2020.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2020.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank’s customers by seven full-service banking offices and home office, located in Caddo and Bossier Parishes, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of March 31, 2020, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, balances due from banks, and federal funds sold, all of which mature within ninety days.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Accounting Policies (continued)

Securities

The Company classifies its debt and equity investment securities into one of three categories:  held-to-maturity, available-for-sale, or trading.  Investments in nonmarketable equity securities and debt securities, in which the Company has the positive intent and ability to hold to maturity, are classified as held-to-maturity and carried at amortized cost.  Investments in debt securities that are not classified as held-to-maturity and marketable equity securities that have readily determinable fair values are classified as either trading or available-for-sale securities.  Securities that are acquired and held principally for the purpose of selling in the near term are classified as trading securities.  Investments in debt securities not classified as trading or held-to-maturity are classified as available-for-sale.

Trading account and available-for-sale securities are carried at fair value.  Unrealized holding gains and losses on trading securities are included in earnings, while net unrealized holding gains and losses on available-for-sale debt securities are excluded from earnings and reported in other comprehensive income.  Purchase premiums and discounts are recognized in interest income using the interest method over the term of the securities.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Non-Direct Response Advertising

The Company expenses all advertising costs, except for direct-response advertising, as incurred.  Non-direct response advertising costs were $257,000 and $232,000 for the nine months ended March 31, 2020 and 2019, respectively.

In the event the Company incurs expense for material direct-response advertising, it will be amortized over the estimated benefit period.  Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits.  For the nine months ended March 31, 2020 and 2019, the Company did not incur any amount of direct-response advertising.

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

Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale debt securities, are reported as a separate component of the equity section of the consolidated balance sheets along with net income, they are components of comprehensive income (loss).

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

The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718).  The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in FASB ASC 718.  The effective date of this Update is for fiscal years beginning after December 15, 2018.  Early adoption is permitted, including adoption in an interim period.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In November 2017, the FASB issued ASU 2017-14, Income Statement – Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606) (SEC Update).  This Update adds, amends, and supersedes SEC paragraphs of the ASC pursuant to Staff Accounting Bulletin No. 116 and SEC Release 33-10403.  This ASU was effective upon issuance.

In May 2018, the FASB issued ASU 2018-06, Codification Improvements to Topic 942, Financial Services – Depository and Lending.  The amendments in this Update supersede the guidance in Subtopic 942-740, Financial Services – Depository and Lending – Income Taxes, that is related to Circular 202 because that guidance has been rescinded by the Office of the Comptroller of the Currency (OCC) and is no longer relevant.  This ASU was effective upon issuance.  Adoption of this ASU did not have a material effect on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting.  Topic 718 improves several areas of nonemployee share-based payment accounting.  The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  Early adoption is permitted, but no earlier than an entity’s adoption on Topic 606.  Adoption of this ASU did not have a material effect on our consolidated financial statements.

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

In December 2019, the FASB issued ASU No. 2019-12, "Simplifying the Accounting for Income Taxes (Topic 740)." The amendments in this ASU simplified the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improved the consistent application of and simplified GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in the ASU are effective for fiscal years and interim periods beginning after December 15, 2020. The Company does not expect the adoption of this ASU to impact the Consolidated Financial Statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities

The amortized cost and fair value of securities with gross unrealized gains and losses follows:

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$5,453	$5	$105	$5,353
FNMA Mortgage-Backed Certificates	32,589	739	2	33,326
GNMA Mortgage-Backed Certificates	6,150	78	33	6,195

Total Debt Securities	44,192	822	140	44,874

Total Securities Available-for-Sale	$44,192	$822	$140	$44,874

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$1,115	$9	$--	$1,124
FNMA Mortgage-Backed Certificates	17,530	1,021	--	18,551

Total Debt Securities	18,645	1,030	--	19,675

Municipals	245	--	--	245
Equity Securities (Non-Marketable)
27,000 Shares – Federal Home Loan Bank	2,700	--	--	2,700
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,950	--	--	2,950

Total Securities Held-to-Maturity	$21,840	$1,030	$--	$22,870

	June 30, 2019

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$8,168	$43	$131	$8,080
FNMA Mortgage-Backed Certificates	25,071	355	149	25,277
GNMA Mortgage-Backed Certificates	8,390	19	111	8,298

Total Debt Securities	41,629	417	391	41,655

Total Securities Available-for-Sale	$41,629	$417	$391	$41,655

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$1,134	$--	$18	$1,116
FNMA Mortgage-Backed Certificates	21,308	338	137	21,509

Total Debt Securities	22,442	338	155	22,625

Equity Securities (Non-Marketable)
26,571 Shares – Federal Home Loan Bank	2,657	--	--	2,657
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,907	--	--	2,907

Total Securities Held-to-Maturity	$25,349	$338	$155	$25,532

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities (continued)

The amortized cost and fair value of securities by contractual maturity at March 31, 2020 follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Debt Securities
Within One Year or Less	$25	$27	$--	$--
One through Five Years	15,878	16,193	--	--
After Five through Ten Years	28,289	28,654	--	--
Over Ten Years	--	--	18,645	19,675
	44,192	44,874	18,645	19,675

Municipals	--	--	245	245

Other Equity Securities	--	--	2,950	2,950

Total	$44,192	$44,874	$21,840	22,870

Securities available-for-sale totaling $21.5 million were purchased during the nine months ending March 31, 2020.  Securities available-for-sale totaling $9.6 million were sold during the nine months ending March 31, 2020.

The following tables show information pertaining to gross unrealized losses on securities available-for-sale at March 31, 2020 and June 30, 2019 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	March 31, 2020
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$--	$--	$140	$10,161

Total Securities Available-for-Sale	$--	$--	$140	$10,161

	June 30, 2019
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$--	$--	$391	$19,149

Total Securities Available-for-Sale	$--	$--	$391	$19,149

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities (continued)

The unrealized losses on the Company’s investment in mortgage-backed securities at March 31, 2020 and June 30, 2019 were caused by interest rate changes.  The contractual cash flows of these investments are guaranteed by agencies of the U.S. Government.  Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2020.

The Company’s investment in equity securities consists primarily of FHLB stock and shares of First National Bankers Bankshares, Inc. (“FNBB”).  Management monitors its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

At March 31, 2020 and June 30, 2019, securities with a carrying value of $1.8 million and $2.3 million, respectively, were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $159.5 million and $152.2 million, respectively, were pledged to secure FHLB advances.

3. Loans Receivable

Loans receivable are summarized as follows:

	March 31, 2020	June 30, 2019
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$110,228	$118,945
Commercial	84,404	83,397
Multi-Family Residential	42,034	46,171
Land	17,249	16,106
Construction	13,871	9,502
Equity and Second Mortgage	1,211	1,262
Equity Lines of Credit	13,279	15,619

Total Mortgage Loans	282,276	291,002

Commercial Loans	39,190	35,990
Consumer Loans
Loans on Savings Accounts	381	439
Other Consumer Loans	830	329

Total Consumer Loans	1,211	768
Total Loans	322,677	327,760

Less: Allowance for Loan Losses	(3,783)	(3,452)
Unamortized Loan Fees	(187)	(174)

Net Loans Receivable	$318,707	$324,134

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Following is a summary of changes in the allowance for loan losses:

	Nine Months Ended March 31,
	2020	2019
	(In Thousands)
Balance - Beginning of Period	$3,452	$3,425
Provision for Loan Losses	1,441	450
Loan Charge-Offs	(1,118)	(297)
Recoveries	8	2
Balance - End of Period	$3,783	$3,580

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present the grading of loans, segregated by class of loans, as of March 31, 2020 and June 30, 2019:

	Pass and	Special
March 31, 2020	Pass Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$109,538	$364	$326	$--	$110,228
Commercial	81,130	--	3,274	--	84,404
Multi-Family Residential	42,034	--	--	--	42,034
Land	14,268	--	2,981	--	17,249
Construction	13,871	--	--	--	13,871
Equity and Second Mortgage	1,211	--	--	--	1,211
Equity Lines of Credit	13,204	75	--	--	13,279
Commercial Loans	38,643	41	506	--	39,190
Consumer Loans	1,211	--	--	--	1,211

Total	$315,110	$480	$7,087	$--	$322,677

June 30, 2019	Pass and Pass Watch	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$118,459	$17	$469	$--	$118,945
Commercial	80,087	--	3,310	--	83,397
Multi-Family Residential	46,171	--	--	--	46,171
Land	13,126	--	2,980	--	16,106
Construction	9,502	--	--	--	9,502
Equity and Second Mortgage	1,168	64	30	--	1,262
Equity Lines of Credit	15,619	--	--	--	15,619
Commercial Loans	35,367	--	623	--	35,990
Consumer Loans	768	--	--	--	768

Total	$320,267	$81	$7,412	$--	$327,760

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present an aging analysis of past due loans, segregated by class of loans, as of March 31, 2020 and June 30, 2019:

							Recorded
							Investment
							> 90 Days
	30-59 Days	60-89 Days	90 Days or	Total		Total Loans	and
March 31, 2020	Past Due	Past Due	More	Past Due	Current	Receivable	Accruing
				(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,000	$315	$688	$2,003	$108,225	$110,228	$438
Commercial	--	--	--	--	84,404	84,404	--
Multi-Family Residential	--	--	--	--	42,034	42,034	--
Land	--	--	2,981	2,981	14,268	17,249	--
Construction	--	--	--	--	13,871	13,871	--
Equity and Second Mortgage	--	--	--	--	1,211	1,211	--
Equity Lines of Credit	48	--	--	48	13,231	13,279	--
Commercial Loans	--	--	547	547	38,643	39,190	90
Consumer Loans	--	--	--	--	1,211	1,211	--

Total	$1,048	$315	$4,216	$5,579	$317,098	$322,677	$528

June 30, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,204	$715	$596	$3,515	$115,430	$118,945	$420
Commercial	--	--	--	--	83,397	83,397	--
Multi-Family Residential	--	--	--	--	46,171	46,171	--
Land	--	--	2,981	2,981	13,125	16,106	--
Construction	--	--	--	--	9,502	9,502	--
Equity and Second Mortgage	120	--	--	120	1,142	1,262	--
Equity Lines of Credit	--	49	--	49	15,570	15,619	--
Commercial Loans	--	--	215	215	35,775	35,990	49
Consumer Loans	--	--	--	--	768	768	--

Total	$2,324	$764	$3,792	$6,880	$320,880	$327,760	$469

There was no interest income recognized on non-accrual loans during the nine months ended March 31, 2020 or year ended June 30, 2019. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the nine months ended March 31, 2020 and the year ended June 30, 2019 was approximately $440,000 and $274,000, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the nine months ended March 31, 2020 and year ended June 30, 2019 was as follows:

	Real Estate Loans
March 31, 2020	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,017	$508	$338	$100	$115	$144	$1,227	$3	$3,452
Charge-Offs	(40)	--	--	--	--	(33)	(1,045)	--	(1,118)
Recoveries	2	--	--	--	--	6	--	--	8
Current Provision	(19)	228	(16)	444	21	6	774	3	1,441
Ending Balances	$960	$736	$322	$544	$136	$123	$956	$6	$3,783

Evaluated for Impairment:
Individually	13	202	--	434	--	1	8	--	658
Collectively	947	534	322	110	136	122	948	6	3,125

Loans Receivable:
Ending Balances – Total	$110,228	$84,404	$42,034	$17,249	$13,871	$14,490	$39,190	$1,211	$322,677
Ending Balances:
Evaluated for Impairment:
Individually	690	3,274	--	2,981	--	75	547	--	7,567
Collectively	$109,538	$81,130	$42,034	$14,268	$13,871	$14,415	$38,643	$1,211	$315,110

	Real Estate Loans
June 30, 2019	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,166	$436	$256	$161	$163	$311	$929	$3	$3,425
Charge-Offs	(277)	--	--	(289)	--	(20)	--	--	(586)
Recoveries	--	--	--	--	--	13	--	--	13
Current Provision	128	72	82	228	(48)	(160)	298	--	600
Ending Balances	$1,017	$508	$338	$100	$115	$144	$1,227	$3	$3,452

Evaluated for Impairment:
Individually	--	238	--	--	--	--	--	--	238
Collectively	1,017	270	338	100	115	144	1,227	3	3,214

Loans Receivable:
Ending Balances - Total	$118,945	$83,397	$46,171	$16,106	$9,502	$16,881	$35,990	$768	$327,760
Ending Balances:
Evaluated for Impairment:
Individually	469	3,310	--	2,980	--	30	623	--	7,412
Collectively	$118,476	$80,087	$46,171	$13,126	$9,502	$16,851	$35,367	$768	$320,348

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present loans individually evaluated for impairment, segregated by class of loans, as of March 31, 2020 and June 30, 2019:

March 31, 2020	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$690	$76	$614	$690	$13	$695
Commercial	3,274	--	3,274	3,274	202	3,150
Multi-Family Residential	--	--	--	--	--	--
Land	2,981	--	2,981	2,981	434	2,981
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	75	--	75	75	1	75
Commercial Loans	547	457	90	547	8	547
Consumer Loans	--	--	--	--	--	--

Total	$7,567	$533	$7,034	$7,567	$658	$7,448

June 30, 2019	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$469	$469	$--	$469	$--	$474
Commercial	3,310	--	3,310	3,310	238	3,877
Multi-Family Residential	--	--	--	--	--	--
Land	2,980	2,980	--	2,980	--	2,951
Construction	--	--	--	--	--	--
Equity and Second Mortgage	30	30	--	30	--	30
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	623	623	--	623	--	630
Consumer Loans	--	--	--	--	--	--

Total	$7,412	$4,102	$3,310	$7,412	$238	$7,962

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

Information about the Company’s TDRs is as follows (in thousands):

	March 31, 2020
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial business	$--	$457	$457	$457
1-4 Family Residential	--	76	76	76
Commercial real estate	--	3,274	3,274	3,274

	June 30, 2019
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial business	$457	$122	$122	$579
1-4 Family Residential	76	--	--	76
Commercial real estate	3,310	--	--	3,310

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result, the loan is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of March 31, 2020, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

4. Deposits

Deposits at March 31, 2020 and June 30, 2019 consist of the following classifications:

	March 31, 2020	June 30, 2019
	(In Thousands)
Non-Interest Bearing	$63,140	$59,351
NOW Accounts	33,727	31,045
Money Markets	71,833	74,934
Passbook Savings	74,182	39,569
	242,882	204,899

Certificates of Deposit	163,182	183,265

Total Deposits	$406,064	$388,164

5. Earnings Per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three months and nine months ended March 31, 2020 and 2019 were calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(In Thousands, Except Per Share Data)
Net income	$977	$1,189	$2,812	$3,582

Weighted average shares outstanding – basic	1,682	1,761	1,703	1,774
Effect of dilutive common stock equivalents	123	126	127	117
Adjusted weighted average shares outstanding – diluted	1,805	1,887	1,830	1,891

Basic earnings per share	$0.58	$0.68	$1.65	$2.02
Diluted earnings per share	$0.54	$0.63	$1.54	$1.88

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Earnings Per Share (continued)

For the three months ended March 31, 2020 and 2019, there were outstanding options to purchase 272,598 and 279,916 shares, respectively, at a weighted average exercise price of $18.06 and $18.06 per share, respectively and for the nine months ended March 31, 2020 and 2019, there were outstanding options to purchase 274,181 and 287,231 shares, respectively, at a weighted average exercise price of $18.06 and $18.06 per share, respectively. For the quarter ended March 31, 2020 and 2019, 122,999 options and 126,239 were included in the computation of diluted earnings per share. For the nine month period ended March 31, 2020 and 2019, 126,827 options and 117,473 options were included in the computation of diluted earnings per share.

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(In Thousands)
Average common shares issued	3,062	3,062	3,062	3,062
Average unearned ESOP shares	(91)	(103)	(94)	(105)
Average unearned RRP shares	--	(1)	(1)	(2)
Average Company stock purchased	(1,289)	(1,197)	(1,264)	(1,181)

Weighted average shares outstanding	1,682	1,761	1,703	1,774

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

Stock Option Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the “2005 Option Plan”) for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2005 Option Plan totaled 158,868 (as adjusted).  Both incentive stock options and non-qualified stock options may be granted under the 2005 Option Plan.  The 2005 Stock Option Plan terminated on June 8, 2015, however, the 11,705 outstanding options as of March 31, 2020 will remain in effect for the remainder of their original ten year terms.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-Based Compensation (continued)

Stock Option Plan (continued)

On August 19, 2010 and July 31, 2014, the Company granted 21,616 options and 2,133 options, respectively, under the 2005 Option Plan that were previously forfeited (as adjusted for the conversion) at an exercise price of $10.93 and $18.92 per share, respectively.  On January 31, 2012 and July 31, 2014, 165,344 options and 29,178 options, respectively, were granted to directors and employees at an exercise price of $14.70 and $18.92 per share, respectively, under the 2011 Option Plan.  As of March 31, 2020, there were 389 stock options available for future grant under the 2011 Option Plan.

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

On November 13, 2019, the shareholders of the Company approved the adoption of the Company’s 2019 Stock Incentive Plan (the “2019 Stock Incentive Plan”) for the benefit of employees and non-employee directors as an incentive to contribute to the success of the Company and reward employees for outstanding performance and the attainment of targeted goals.  The 2019 Stock Incentive Plan covers a total of 125,000 shares, of which no more than 31,250 shares, or 25% of the plan, may be share rewards.  The balance of the plan is reserved for stock option awards which would total 93,750 stock options, assuming all the share awards are issued. All incentive stock options granted under the Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  As of March 31, 2020, there were no outstanding plan share awards or stock options granted pursuant to the 2019 Stock Incentive Plan.

Compensation expense pertaining to the 2011 Recognition Plan and the share awards under the 2014 Stock Incentive Plan was approximately $177,000 and $179,000 for the nine months ended March 31, 2020 and 2019, respectively. For the nine months ended March 31, 2020 and 2019, compensation expense charged to operations for stock options granted under the Option Plan and the 2014 Stock Incentive Plan was $103,000 and $105,000, respectively.

7. Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amounts of $3.5 million and $2.8 million at March 31, 2020 and June 30, 2019, respectively.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value Disclosures (continued)

At March 31, 2020 and June 30, 2019, the carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	March 31, 2020		June 30, 2019
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$41,612	$41,612	$18,108	$18,108
Securities Available-for-Sale	44,874	44,874	41,655	41,655
Securities to be Held-to-Maturity	21,840	22,870	25,349	25,532
Loans Held-for-Sale	10,478	10,478	8,608	8,608
Loans Receivable	$318,707	$319,816	$324,134	$310,812

Financial Liabilities
Deposits	$406,064	$402,097	$388,164	$368,212
Advances from FHLB	1,135	1,236	1,355	1,246

Off-Balance Sheet Items
Mortgage Loan Commitments	$7,872	$7,872	$8,981	$8,981

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the nine months ended March 31, 2020.

Fair values of assets and liabilities measured on a recurring basis at March 31, 2020 and June 30, 2019 are as follows:

	Fair Value Measurements Using:
March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In Thousands)
Available-for-Sale Debt Securities
FHLMC	$--	$5,353	$--	$5,353
FNMA	--	33,326	--	33,326
GNMA	--	6,195	--	6,195

Total	$--	$44,874	$--	$44,874

	Fair Value Measurements Using:
June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
		(In Thousands)
Available-for-Sale Debt Securities
FHLMC	$--	$8,080	$--	$8,080
FNMA	--	25,277	--	25,277
GNMA	--	8,298	--	8,298

Total	$--	$41,655	$--	$41,655

9. Subsequent Events

Home Federal Bank is working with customers affected by COVID-19 through payment accommodations on their loans. In accordance with FDIC guidance, borrowers who were current prior to becoming affected by COVID-19, that received payment accommodations as a result of the pandemic, generally are not reported as past due. Effects of COVID-19 may negatively impact management assumptions and estimates, such as the allowance for loan losses. The Bank is evaluating all payment accommodations to customers to identify and quantify any impact they might have on the Bank. However, it is difficult to assess or predict how and to what extent COVID-19 will affect the Company in the future.

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date that the financial statements were available to be issued.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder).  Forward-looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Home Federal Bancorp and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward-looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.”  Forward-looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance.  Such statements are subject to certain risks, uncertainties and assumption, many of which are difficult to predict and generally are beyond the control of Home Federal Bancorp and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward-looking statements.  The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Home Federal Bancorp is or will be doing business, being less favorable than expected (6) political and social unrest including acts of war or terrorism; (7) the impact of the current outbreak of the novel coronavirus (COVID-19) or (8) legislation or changes in regulatory requirements adversely affecting the business in which Home Federal Bancorp will be engaged.  Home Federal Bancorp undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

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

COVID-19

In light of the recent events surrounding the COVID-19 epidemic, the Company is continually assessing the effects of the pandemic on its employees, customers and communities.  In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted.  The CARES Act contains many provisions related to banking, lending, mortgage forbearance and taxation.  The Company has been working diligently to help support its customers through the SBA Paycheck Protection Program (“SBA PPP”), loan modifications and loan deferrals.  As of May 8, 2020 Home Federal Bank has funded 351 SBA PPP loans totaling approximately $45.8 million with an average loan balance of $131,000 to existing customers and key prospects located primarily in our trade area of NW Louisiana.  Our commercial lenders and operational support staff have worked tirelessly over the past few weeks to accomplish what seemed to be an insurmountable task in providing a lifeline to our small community businesses.  We believe the customer interaction during this time provides a real opportunity to broaden and deepen our customer relationships while benefiting our community.

Home Federal Bank is working with customers affected by COVID-19 through payment accommodations on their loans.  In accordance with FDIC guidance, borrowers who were current prior to becoming affected by COVID-19, that received payment accommodations as a result of the pandemic, generally are not reported as past due.  Effects of COVID-19 may negatively impact management assumptions and estimates, such as the allowance for loan losses.  The Bank is evaluating all payment accommodations to customers to identify and quantify any impact they may have on the Bank.  However, it is difficult to assess or predict how and to what extent COVID-19 will affect the Company in the future.  Please see the section titled “Additional COVID-19 Information” for additional information related to actions taken.

Discussion of Financial Condition Changes from June 30, 2019 to March 31, 2020

At March 31, 2020, the Company reported total assets of $460.5 million, an increase of $18.0 million, or 4.1%, compared to total assets of $442.5 million at June 30, 2019. The increase in assets was comprised primarily of increases in cash and cash equivalents of $23.5 million, or 129.8%, from $18.1 million at June 30, 2019 to $41.6 million at March 31, 2020, loans held-for-sale of $1.9 million, or 21.7%, from $8.6 million at June 30, 2019 to $10.5 million at March 31, 2020, other assets of $114,000, or 16.1%, from $710,000 at June 30, 2019 to $824,000 at March 31, 2020, and bank owned life insurance of $105,000, or 1.5%, from $6.9 million at June 30, 2019 to $7.1 million at March 31, 2020.  These increases were partially offset by decreases in loan receivable net of $5.4 million, or 1.7%, from $324.1 million at June 30, 2019 to $318.7 million at March 31, 2020, foreclosed assets of $1.2 million, or 91.4%, from $1.4 million at June 30, 2019 to $118,000 at March 31, 2020, premises and equipment of $422,000, or 3.1%, from $13.6 million at June 30, 2019 to $13.1 million at March 31, 2020, investment securities of $290,000 or 0.4%, from $67.0 million at June 30, 2019 to $66.7 million at March 31, 2020, accrued interest receivable of $100,000, or 8.5%, from $1.2 million at June 30, 2019 to $1.1 million at March 31, 2020, and deferred tax assets of $61,000, or 7.2%, from $849,000 at June 30, 2019 to $788,000 at March 31, 2020.  The $23.5 million increase in cash and cash equivalents was primarily due to an increase in deposits, sales of investment securities and a reduction in loans receivable, net.  The decrease in investment securities was primarily due to $12.8 million of principal payments on mortgage-backed securities and $9.6 million from the sale of mortgage backed securities, partially offset by the purchase of $21.5 million of mortgage-backed securities.  The increase in loans held-for-sale resulted primarily from an increase in loans originated for sale during the nine months ended March 31, 2020.  The decrease in real estate owned was due to the sale of three one-to-four family residences and one residential lot during the nine months ended March 31, 2020.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2019 to March 31, 2020 (continued)

Cash and Cash Equivalents

Cash and cash equivalents increased $23.5 million, or 129.8%, from $18.1 million at June 30, 2019 to $41.6 million at March 31, 2020. The $23.5 million increase in cash and cash equivalents was due to the sale of investment securities, increases in deposits, and a reduction in loans receivable net.

Loans Receivable, Net

Loans receivable, net, decreased by $5.4 million, or 1.7%, to $318.7 million at March 31, 2020 compared to $324.1 million at June 30, 2019.  The decrease in loans receivable, net was primarily due to decreases in one-to-four family residential loans of $8.7 million, multi-family residential loans of $4.1 million, equity line-of-credit loans of $2.3 million, and equity and second mortgage loans of $51,000, partially offset by increases in construction loans of $4.4 million, commercial non-real estate loans of $3.2 million, land loans of $1.1 million, commercial real estate loans of $1.0 million, and equity and consumer loans of $443,000.

Loans Held-for-Sale

Loans held-for-sale increased $1.9 million, or 21.7%, from $8.6 million at June 30, 2019 to $10.5 million at March 31, 2020.  The increase in loans held-for-sale results primarily from an increase in the origination volume during the nine months ended March 31, 2020.

Investment Securities

Investment securities amounted to $66.7 million at March 31, 2020 compared to $67.0 million at June 30, 2019, a decrease of $290,000, or 0.4%.  The decrease in investment securities was primarily due to $12.8 million of principal payments on mortgage-backed securities and $9.6 million from the sale of mortgage backed securities, partially offset by the purchase of $21.5 million of mortgage-backed securities.

Premises and Equipment, Net

Premises and equipment, net decreased $422,000, or 3.1%, to $13.1 million at March 31, 2020 compared to $13.6 million at June 30, 2019.

Asset Quality

At March 31, 2020, the Company had $7.3 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $5.1 million of non-performing assets at June 30, 2019, consisting of four commercial business loans, four single-family residential loans, three commercial real estate loans, one line of credit loan, one land loan, one lot loan and one single-family residential loan in other real estate owned at March 31, 2020 compared to five single-family residential loans, two line of credit loans, two commercial business loans, one lot loan, one land loan, one residential lot in other real estate owned, and two properties that secured single-family residential loans in other real estate owned at June 30, 2019.  The increase in non-performing assets from $5.1 million at June 30, 2019 to $7.3 million at March 31,2020 was primarily due to a $3.8 million borrower relationship, consisting of six loans to one borrower which include three commercial real estate loans, two non-real estate loans, and one single family residential loan that were placed on non-accrual status.  The six loans had previously been paying interest only payments and were classified as troubled debt restructurings in the fiscal year ended June 30, 2019.  At March 31, 2020, the Company had two single family residential loans, one commercial business loan, two commercial land and lot development loans, and six loans to one borrower consisting of three commercial real estate loans, two non-real estate loans, and one single family residential loan classified as substandard compared to four single family residential loans, one line of credit loan, two commercial business loans, two commercial land and lot development loans, and five loans to one borrower consisting of two commercial real estate loans, two non-real estate loans, and one single family residential loan classified as substandard at June 30, 2019. There were no loans classified as doubtful at March 31, 2020 or June 30, 2019.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2019 to March 31, 2020 (continued)

Total Liabilities

Total liabilities increased $18.7 million, or 4.8%, from $392.1 million at June 30, 2019 to $410.8 million at March 31, 2020 primarily due to an increase in total deposits of $17.9 million, or 4.6%, to $406.1 million at March 31, 2020 compared to $388.2 million at June 30, 2019, and an increase in other borrowings of $1.4 million, or 300.0%, from $450,000 at June 30, 2019 to $1.8 million at March 31, 2020,  partially offset by a decrease of $220,000, or 16.2%, in advances from the Federal Home Loan Bank from $1.4 million at June 30, 2019 to $1.1 million at March 31, 2020, a decrease of  $211,000, or 36.1%, in advances from borrowers for taxes and insurance from $584,000 at June 30, 2019 to $373,000 at March 31, 2020, and a decrease of $86,000, or 5.5%, in other accrued expenses and liabilities from $1.6 million at June 30, 2019 to $1.5 million at March 31, 2020.  The increase in deposits was primarily due to a $34.6 million, or 87.5%, increase in savings deposits from $39.6 million at June 30, 2019 to $74.2 million at March 31, 2020, a $3.8 million, or 6.4%, increase in non-interest bearing deposits from $59.4 million at June 30, 2019 to $63.1 million at March 31, 2020, and a $2.7 million, or 8.6%, increase in NOW accounts from $31.0 million at June 30, 2019 to $33.7 million at March 31, 2020,  partially offset by a decrease of $20.1 million, or 11.0%, in certificates of deposit from $183.3 million at June 30, 2019 to $163.2 million at March 31, 2020, and a decrease in money market deposits of $3.1 million, or 4.1%, from $74.9 million at June 30, 2019 to $71.8 million at March 31, 2020. The Company had $16.1 million in brokered deposits at March 31, 2020 compared to $11.2 million at June 30, 2019.  The decrease in certificates of deposit is primarily due to a reduction in renewals as a result of our lower offering rates compared to some of our local competitors.  The decrease in advances from the Federal Home Loan Bank was primarily due to principal paydowns on amortizing advances.

Shareholders’ Equity

Shareholders’ equity decreased $688,000, or 1.4%, to $49.7 million at March 31, 2020 from $50.3 million at June 30, 2019.  The primary reasons for the changes in shareholders’ equity from June 30, 2019 were the acquisition of Company stock of $3.8 million, and dividends paid totaling $865,000, partially offset by net income of $2.8 million, the vesting of restricted stock awards, stock options, and the release of employee stock ownership plan shares totaling $561,000, and proceeds from the issuance of common stock from the exercise of stock options of $65,000.

Regulatory Capital

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency (“OCC”).  At March 31, 2020 Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2020 and 2019

General

The decrease in net income for the three months ended March 31, 2020 resulted primarily from an increase of $312,000, or 11.5%, in non-interest expense, a decrease in net interest income of $291,000, or 7.6%, and an increase of $216,000, or 216.0%, in provision for loan losses, partially offset by an increase of $564,000, or 116.8%, in non-interest income, and a decrease of $43,000, or 14.0%, in provision for income taxes.  The decrease in net interest income for the three months ended March 31, 2020 was primarily due to a $163,000, or 14.0%, increase in total interest expense, primarily due to an increase of nine basis points in the average rate on total interest-bearing liabilities, and a $128,000, or 2.6%, decrease in total interest income primarily due to a decrease of 49 basis points in the average yield on total interest earning assets.  The Company’s average interest rate spread was 2.98% for the three months ended March 31, 2020 compared to 3.56% for the three months ended March 31, 2019. The Company’s net interest margin was 3.30% for the three months ended March 31, 2020 compared to 3.86% for the three months ended March 31, 2019. The decrease in net interest margin on a comparative quarterly basis was primarily the result of the decrease of 49 basis points in average yield on interest earning assets for the three months ended March 31, 2020 compared to the prior year quarterly period.

The decrease in net income for the nine months ended March 31, 2020 resulted primarily from an increase of $991,000, or 220.2%, in the provision for loan losses, an increase of $898,000, or 10.9%, increase in non-interest expense, and a  decrease of $511,000, or 4.4%, in net interest income, partially offset by an increase of $1.3 million, or 83.9%, in non-interest income and a decrease of $294,000, or 29.9%, in provision for income taxes.  The decrease in net interest income for the nine month period was primarily due to an $831,000, or 25.6%, increase in total interest expense on borrowings and deposits, partially offset by a $320,000, or 2.1%, increase in total interest income from loans and investments. The Company’s average interest rate spread was 3.13% for the nine months ended March 31, 2020 compared to 3.59% for the nine months ended March 31, 2019. The Company’s net interest margin was 3.47% for the nine months ended March 31, 2020 compared to 3.86% for the nine months ended March 31, 2019.  The decrease in the average interest rate spread is attributable primarily to a 20 basis point decrease in the yield on interest-earning assets and a 26 basis point increase in the cost of interest-bearing liabilities for the nine months ended March 31, 2020 compared to the prior year.

Net Interest Income

The decrease in net interest income for the three months ended March 31, 2020 was primarily due to a $163,000, or 14.0%, increase in total interest expense, primarily due to an increase of nine basis points in the average rate on interest-bearing deposits, and a $128,000, or 2.6%, decrease in total interest income primarily due to a decrease of 49 basis points in the average yield on total interest earning assets. The cost of funds from Federal Home Loan Bank borrowings decreased $3,000, or 17.6%, compared to the prior year three month period and interest paid on deposits increased $149,000, or 13.0%, compared to the prior year three month period. Interest paid on other borrowings increased $17,000 compared to the prior year three month period. The Company’s average interest rate spread was 2.98% for the three months ended March 31, 2020 compared to 3.56% for the three months ended March 31, 2019. The Company’s net interest margin was 3.30% for the three months ended March 31, 2020 compared to 3.86% for the three months ended March 31, 2019. The decrease in net interest margin on a comparative quarterly basis was primarily the result of the decrease of 49 basis points in average yield on interest earning assets for the three months ended March 31, 2020 compared to the prior year quarterly period.

Net interest income for the nine months ended March 31, 2020 was $11.1 million, a decrease of $511,000, or 4.4%, in comparison to the nine months ended March 31, 2019.  The decrease in net interest income for the nine month period was primarily due to an $831,000, or 25.6%, increase in total interest expense, partially offset by an increase of $320,000, or 2.1%, in interest income.  The cost of funds from Federal Home Loan Bank borrowings decreased $83,000, or 65.4%, compared to the prior year nine month period and interest paid on deposits increased $884,000, or 28.4%, compared to the prior year nine month period.  Interest paid on other borrowing increased $30,000 compared to the prior year nine month period.  The Company’s average interest rate spread was 3.13% for the nine months ended March 31, 2020, compared to 3.59% for the nine months ended March 31, 2019. The Company’s net interest margin was 3.47% for the nine months ended March 31, 2020, compared to 3.86% for the nine months ended March 31, 2019.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2020 and 2019 (continued)

The decrease in the average interest rate spread is attributable to a 20 basis point decrease in the yield on interest earning assets and a 26 basis point increase in the cost of  interest-bearing liabilities for the nine months ended March 31, 2020 compared to the prior year nine month period.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market area, and other factors related to the collectability of Home Federal Bank’s loan portfolio, a provision for loan losses of $316,000 and $1.4 million was made during the three and nine months ended March 31, 2020, respectively, compared to a $100,000 and $450,000 provision made during the three and nine months ended March 31, 2019. The allowance for loan losses was $3.8 million, or 1.17% of total loans receivable, at March 31, 2020 compared to $3.6 million, or 1.09% of total loans receivable, at March 31, 2019.  At March 31, 2020, Home Federal Bank had $7.2 million in non-performing loans and $118,000 in foreclosed assets which totaled $7.3 million in non-performing assets.  At March 31, 2020, the Company had $7.3 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $5.1 million of non-performing assets at June 30, 2019, consisting of four commercial business loans, three commercial real estate loans, four single family residential loans, one line of credit loan, one lot loan, one land loan, and one single-family residential loan in other real estate owned at March 31, 2020 compared to five single-family residential loans, two line of credit loans, two commercial business loans, one lot loan, one land loan, one residential lot in other real estate owned, and two properties that secured single-family residential loans in other real estate owned at June 30, 2019. At March 31, 2020, the Company had two single family residential loans, one commercial business loan, two commercial land and lot development loans, and six loans to one borrower consisting of three commercial real estate loans, two non-real estate loans, and one single family residential loan classified as substandard compared to four single family residential loans, one line of credit loan, two commercial business loans, two commercial land and lot development loans, and five loans to one borrower consisting of two commercial real estate loans, two non-real estate loans, and one single family residential loan classified as substandard at June 30, 2019. There were no loans classified as doubtful at March 31, 2020 or June 30, 2019.

Non-interest Income

The $564,000 increase in non-interest income for the three months ended March 31, 2020, compared to the prior year quarterly period, was primarily due to an increase of $299,000 in gain on sale of loans, an increase of $219,000 from the sale of securities, a decrease of $41,000 in loss on sale of real estate, and an increase of $12,000 in services charges on deposit accounts, partially offset by a decrease of $6,000 in other income, and a $1,000 decrease in income from bank owned life insurance. The $1.3 million increase in non-interest income for the nine months ended March 31, 2020 compared to the prior year nine month period was primarily due to an increase of $680,000 in gain on sale of loans, an aggregate decrease of $349,000 in loss on sale of real estate, an increase of $219,000 in gain on sale of securities, and a $109,000 increase in service charges on deposit accounts, partially offset by a $21,000 decrease in other non-interest income. The Company sells most of its long term fixed rate residential mortgage loan originations primarily in order to manage interest rate risk. The increase in gain on sale of loans for the nine months ended March 31, 2020 over the same prior year period is due to increased loan originations that were then sold.

Non-interest Expense

The $312,000 increase in non-interest expense for the three months ended March 31, 2020, compared to the same period in 2019, is primarily attributable to increases of $329,000 in compensation and benefit expense, $36,000 in data processing expense, $30,000 in occupancy and equipment expense, $14,000 in franchise and bank shares tax, $5,000 in deposit insurance premiums, and a $1,000 increase in other non-interest expense. The increases were partially offset by decreases of $44,000 in advertising expense, $25,000 in loan and collection expense, $23,000 in legal fees, and $11,000 in audit and examination fees.   The $898,000 increase in non-interest expense for the nine months ended March 31, 2020, compared to the same nine month period in 2019, is primarily attributable to increases of $862,000 in compensation and benefit expense, $110,000 in occupancy and equipment expense, $53,000 in franchise and bank shares tax expense, $30,000 in data processing expense, $25,000 in advertising expense, $17,000 in loan and collection expense, and a $4,000 increase in other non-interest expense. The increases were partially offset by decreases of $75,000 in real estate owned valuation expense, $57,000 in legal fees, $47,000 in deposit insurance premiums, and $24,000 in audit and examination fees.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2020 and 2019 (continued)

The aggregate compensation expense recognized by the Company for its Stock Option, Share Award, ESOP, and Recognition and Retention Plans amounted to $140,000 and $561,000 for the three and nine months ended March 31, 2020, respectively, compared to $126,000 and $539,000 for three and nine months ended March 31, 2019, respectively.

The Louisiana bank shares tax is assessed on the Bank’s equity and earnings.  For the three and nine months ended March 31, 2020, the Company recognized franchise and bank shares tax expense of $111,000 and $348,000, respectively, compared to $97,000 and $295,000 for the same periods in 2019.

Income Taxes

Income taxes amounted to $264,000 and $690,000 for the three and nine months ended March 31, 2020, respectively, resulting in an effective tax rate of 21.3% and 19.7%.  Income taxes amounted to $307,000 and $984,000 for the three and nine months ended March 31, 2019, respectively.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2020 and 2019 (continued)

	Three Months Ended March 31,
	2020			2019
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$327,521	$4,378	5.36%	$324,522	$4,530	5.66%
Investment securities	73,229	401	2.20	68,025	412	2.46
Interest-earning deposits	29.700	95	1.28	10.752	60	2.26
Total interest-earning assets	$430,450	4,874	4.54%	$403,299	5,002	5.03%
Non-interest-earning assets	28,494			26,421
Total assets	$458,944			$429,720
Interest-bearing liabilities:
Savings accounts	$70,123	226	1.29%	$34,348	45	0.53%
NOW accounts	32,505	45	0.56	28,463	40	0.57
Money market accounts	72,781	185	1.02	72,227	212	1.19
Certificate accounts	164,786	842	2.05	184,651	852	1.87
Total interest bearing deposits	340,195	1,298	1.53	319,689	1,149	1.46
Other Borrowings	1,591	19	4.67	250	2	3.25
FHLB advances	1,160	14	5.01	1,351	17	5.10
Total interest-bearing liabilities	$342,946	1,331	1.56%	$321,290	1,168	1.47%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	64,869			58,772
Other liabilities	1,709			1,766
Total interest bearing liabilities	409,524			381,828
Total Stockholders’ Equity(1)	49,420			47,892

Total liabilities and equity	$458,944			$429,720

Net interest-earning assets	$87,504			$82,009

Net interest income; average interest rate spread(2)		$3,543	2.98%		$3,834	3.56%
Net interest margin(3)			3.30%			3.86%
Average interest-earning assets to average interest-bearing liabilities			125.52%			126.25%
 __________________
(1)	Includes retained earnings and accumulated other comprehensive income.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)           Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2020 and 2019 (continued)

	Nine Months Ended March 31,
	2020			2019
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$331,827	$13,662	5.46%	$326,058	$13,593	5.55%
Investment securities	70,336	1,218	2.30	61,416	1,057	2.29
Interest-earning deposits	23,590	324	1.82	14,063	234	2.22
Total interest-earning assets	$425,753	15,204	4.74%	$401,537	14,884	4.94%
Non-interest-earning assets	27,772			28,289
Total assets	$453,525			$429,826
Interest-bearing liabilities:
Savings accounts	$58,604	540	1.22%	$35,384	141	0.53%
NOW accounts	31,713	144	0.60	30,587	123	0.54
Money market accounts	74,192	644	1.15	70,929	530	1.00
Certificate accounts	170,192	2,664	2.08	176,325	2,314	1.75
Total interest-bearing deposits	334,701	3,992	1.59	313,225	3,108	1.32
Other bank borrowings	997	36	4.78	218	6	3.67
FHLB advances	1,234	44	4.72	5,765	127	2.93
Total interest-bearing liabilities	$336,932	4,072	1.61%	$319,208	3,241	1.35%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	64,831			60,301
Other liabilities	2,219			2,508
Total liabilities	403,982			382,017
Total Stockholders’ Equity(1)	49,543			47,809

Total liabilities and equity	$453,525			$429,826

Net interest-earning assets	$88,821			$82,329

Net interest income; average interest rate spread(2)		$11,132	3.13%		$11,643	3.59%
Net interest margin(3)			3.47%			3.86%
Average interest-earning assets to average interest-bearing liabilities			126.36%			125.79%
__________________
(1)	Includes retained earnings and accumulated other comprehensive income.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings, and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets which provide liquidity to meet lending requirements.  Home Federal Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $20.6 million at March 31, 2020.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2020 and 2019 (continued)

A significant portion of Home Federal Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents.   Home Federal Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At March 31, 2020, Home Federal Bank had $1.1 million in advances from the Federal Home Loan Bank of Dallas and had $159.5 million in additional borrowing capacity.  Additionally, at March 31, 2020, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $15.5 million. There were no amounts purchased under this agreement as of March 31, 2020. In addition, the Company had available a $5.0 million line of credit agreement at March 31, 2020 with First National Bankers Bank. At March 31, 2020 there was a $1.8 million balance in the credit line.

At March 31, 2020, Home Federal Bank had outstanding loan commitments of $43.5 million to originate loans and commitments under unused lines of credit of $7.9 million.  At March 31, 2020, certificates of deposit scheduled to mature in less than one year totaled $86.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale, as needed.

At March 31, 2020, Home Federal Bank exceeded each of its regulatory capital requirements with tangible equity, common equity Tier 1, core, and total risk-based capital ratios of 11.02%, 16.15%, 11.02%, and 17.36%, respectively.

Off-Balance Sheet Arrangements

At March 31, 2020, the Company did not have any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.

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

Additional COVID-19 Information

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The effects of COVID-19 did not have a material impact on the financial results of the Company as of March 31, 2020.  For the health of our customers and employees, the Bank closed lobbies to all seven branch offices and our main office but remained fully operational.  As an essential business, we continued to provide banking and financial services to our customers with drive-thru access available at all of our branch locations and in-person services available by appointment.  In addition, we continued to provide access to banking and financial services through online banking, ATMs and by telephone.

In response to the COVID-19 crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020. The CARES Act provides an estimated $2.2 trillion of economy-wide financial stimulus to combat the pandemic and stimulate the economy in the form of financial aid to individuals, businesses, nonprofits, states, and municipalities through loans, grants, tax changes, and other types of relief.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Additional COVID-19 Information (continued)

The following describes some of our responses to COVID-19 relative to the CARES Act, and other effects of the pandemic on our business.

Paycheck Protection Program. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). We took action promptly to qualify as an SBA lender and were authorized to originate PPP loans.

Through May 8, 2020, Home Federal Bank funded 351 PPP loans with total principal balances of $45.8 million to existing customers and key prospects located primarily in our trade area of NW Louisiana.

Loan Modifications/Troubled Debt Restructurings. Under the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. A financial institution can then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (“TDR”), and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Financial institutions wishing to utilize this authority must make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and the earlier of either December 31, 2020 or the 60th day after the end of the COVID-19 national emergency. Home Federal Bank has made that election. Similarly, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief will not be considered TDRs.

Prior to the enactment of the CARES Act, the banking regulatory agencies provided guidance as to how certain short-term modifications would not be considered TDRs, and have subsequently confirmed that such guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act.

The Bank handles loan payment modification requests on a case-by-case basis considering the effects of the COVID-19 pandemic, related economic slow-down and stay-at-home orders on our customer and their current and projected cash flows through the term of the loan. Through April 30, 2020, we modified 220 loans with principal balances totaling $84.6 million representing 26.2% of our loans outstanding as of March 31, 2020. A majority of deferrals are three-month payment deferrals of principal and interest, with payments after deferral increased to collect amounts deferred. It is too early to determine if these modified loans will perform in accordance with their modified terms.

Details with respect to actual loan modifications are as follows:

	Number of Covid-19 Deferments April 30, 2020	Balance (in thousands)	Percent of Total Loans at March 31, 2020
One-to-Four Family Residential	103	$28,127	25.5%
Commercial real estate	40	28,278	33.5%
Multi-family residential	9	18,046	42.9%
Land	7	1,190	6.9%
Construction	1	680	4.9%
Equity and Second Mortgage	--	--	--
Equity Lines of Credit	21	1,657	12.5%
Commercial business	39	6,609	16.9%
Consumer	--	--	--
Total	220	84,587	26.2%

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

ITEM 1A. RISK FACTORS

The COVID-19 pandemic has adversely impacted our ability to conduct business and is expected to adversely impact our financial results and those of our customers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has significantly adversely affected our operations and the way we provide banking services to businesses and individuals, most of whom are currently under government issued stay-at-home orders.  As an essential business, we continue to provide banking and financial services to our customers with drive-thru access available at most of our branch locations and in-person services available by appointment.  In addition, we continue to provide access to banking and financial services through online banking, ATMs and by telephone. If the COVID-19 pandemic worsens it could limit or disrupt our ability to provide banking and financial services to our customers.

In response to the stay-at-home orders, some of our employees currently are working remotely to enable us to continue to provide banking services to our customers.  Heightened cybersecurity, information security and operational risks may result from these remote work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic.  We also rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. To date, the COVID-19 pandemic has resulted in declines in loan demand and loan originations, other than through government sponsored programs such as the Payroll Protection Program, deposit availability, market interest rates and negatively impacted many of our business and consumer borrower’s ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including recent reductions in the targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as their revenues decline precipitously, especially in businesses related to travel, hospitality, leisure and physical personal services. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 1A. RISK FACTORS (continued)

The impact of the pandemic is expected to continue to adversely affect us during 2020 and possibly longer as the ability of many of our customers to make loan payments has been significantly affected. Although the Company makes estimates of loan losses related to the pandemic as part of its evaluation of the allowance for loan losses, such estimates involve significant judgment and are made in the context of significant uncertainty as to the impact the pandemic will have on the credit quality of our loan portfolio. It is likely that increased loan delinquencies, adversely classified loans and loan charge-offs will increase in the future as a result of the pandemic.  Consistent with guidance provided by banking regulators, we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans once the COVID-19 pandemic is resolved. Any increases in the allowance for credit losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

Even after the COVID-19 pandemic subsides, the U.S. economy will likely require some time to recover from its effects, the length of which is unknown. and during which we may experience a recession. As a result, we anticipate our business may be materially and adversely affected during this recovery.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended March 31, 2020 are set forth in the table below, including stock-for-stock option exercises:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2020 – January 31, 2020	10,513	$35.53	10,513	73,266
February 1, 2020 – February 29, 2020	--	--	--	73,266
March 1, 2020 – March 31, 2020	44,200	31.53	44,200	29,066
Total	54,713	$32.30	51,713
______________
Notes to this table:

(a)
On September 11, 2019 the Company announced that its Board of Directors approved a ninth stock repurchase program for the repurchase of up to 90,000 shares, or approximately 5.0% of its outstanding shares of common stock.  The repurchase program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Date: May 13, 2020	By:	/s/Glen W. Brown
Glen W. Brown Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)