Form 10-K
period 2020-06-30
Home Federal Bancorp, Inc. of Louisiana
filed 2020-09-29
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate value of the 1,227,023 shares of Common Stock of the Registrant issued and outstanding on December 31, 2019, which excludes an aggregate of 565,740 shares held by all directors and executive officers of the Registrant, the Registrant’s Employee Stock Ownership Plan (“ESOP”), the Recognition and Retention Plan Trust (“RRP”) and Employees’ Savings and Profit Sharing Plan (“401(k) Plan”) as a group was $43.9 million.  This figure is based on the closing sales price of $35.75 per share of the Registrant’s Common Stock on December 31, 2019, the last business day of the Registrant’s second fiscal quarter.  Although directors and executive officers, the ESOP, RRP and 401(k) Plan were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of September 22, 2020: 1,715,842.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14.

Home Federal Bancorp Inc. of Louisiana
Form 10-K
For the Year Ended June 30, 2020

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

As of June 30, 2020, Home Federal Bancorp’s only business activities are to hold all of the outstanding common stock of Home Federal Bank. Home Federal Bancorp is authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies, which may include the issuance of additional shares of common stock to raise capital or to support mergers or acquisitions and borrowing funds for reinvestment in Home Federal Bank.

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

Lending Activities

General.  At June 30, 2020, our net loan portfolio amounted to $359.9 million, representing approximately 69.5% of total assets at that date. Historically, our principal lending activity was the origination of one-to-four family residential loans. At June 30, 2020, one-to-four family residential loans amounted to $108.1 million, or 29.6% of the total loan portfolio. Commercial real estate loans amounted to $87.1 million, or 23.8% of the total loan portfolio, at June 30, 2020.

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

A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower, if the loans are fully secured by readily marketable securities. In addition, upon application, the Office of the Comptroller of the Currency permits a savings institution to lend up to an additional 15% of unimpaired capital and surplus to one borrower to develop domestic residential housing units. At June 30, 2020, our regulatory limit on loans to one borrower was $7.7 million, and the five largest loans or groups of loans to one borrower, including related entities, aggregated $6.7 million, $5.8 million, $5.0 million, $5.0 million and $4.9 million. Each of our five largest loans or groups of loans was originated with strong guarantor support to known borrowers in our market area and was performing in accordance with its terms at June 30, 2020.

Loans to or guaranteed by general obligations of a state or political subdivision are not subject to the foregoing lending limits.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	June 30,
	2020		2019		2018		2017		2016
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family residential(1)	$108,146	29.59%	$118,945	36.29%	$121,257	37.76%	$125,306	39.57%	$118,035	40.17%
Commercial – real estate secured:
Owner occupied	60,045	16.43	60,558	18.47	52,823	16.45	51,749	16.34	47,425	16.14
Non-owner occupied	27,043	7.40	22,839	6.97	21,593	6.72	26,196	8.27	21,772	7.41
Total commercial-real estate secured	87,088	23.83	83,397	25.44	74,416	23.17	77,945	24.61	69,197	23.55
Multi-family residential	47,432	12.98	46,171	14.09	38,079	11.86	21,281	6.72	20,661	7.03
Land	18,068	4.95	16,106	4.91	20,474	6.37	25,038	7.91	24,308	8.27
Construction	8,159	2.23	9,502	2.90	11,921	3.71	9,529	3.01	14,442	4.92
Home equity loans and second mortgage loans	1,410	0.39	1,262	0.39	1,541	0.48	1,710	0.54	1,526	0.52
Equity lines of credit	12,252	3.35	15,619	4.77	17,387	5.41	20,976	6.62	17,290	5.88
Total real estate loans	282,555	77.32	291,002	88.79	285,075	88.76	281,785	88.98	265,459	90.34
Commercial business	81,909	22.41	35,990	10.98	35,458	11.04	34,429	10.87	27,886	9.49
Consumer non-real estate loans:
Savings accounts	364	0.10	439	0.13	462	0.14	420	0.13	404	0.14
Consumer loans	615	0.17	329	0.10	185	0.06	63	0.02	86	0.03
Total non-real estate loans	82,888	22.68	36,758	11.24	36,105	11.24	34,912	11.02	28,376	9.66
Total loans	365,443	100.00%	327,760	100.00%	321,180	100.00%	316,697	100.00%	293,835	100.00%
Less:
Allowance for loan losses	(4,081)		(3,452)		(3,425)		(3,729)		(2,845)
Deferred loan fees	(1,435)		(174)		(262)		(196)		(163)
Net loans receivable (1)	$359,927		$324,134		$317,493		$312,772		$290,827
_______________
(1) Does not include loans held-for-sale amounting to $14.8 million, $8.6 million, $6.8 million, $13.6 million and $11.9 million at June 30, 2020, 2019, 2018, 2017 and 2016, respectively

Origination of Loans.  Our lending activities are subject to written underwriting standards and loan origination procedures established by the board of directors and management. When applicable, loans originated are also subject to the underwriting standards of Fannie Mae, Freddie Mac, HUD, VA, USDA, and correspondent banks that purchase loans we originate. Loan originations are obtained through a variety of sources, primarily from existing customers, local realtors, and builders. Written loan applications are taken by one of our loan officers. The loan officer also supervises the procurement of credit reports, income and asset documentation, and other documentation involved with a loan. All appraisals are ordered through an approved appraisal management company in compliance with the Dodd-Frank Consumer Protection Act. Under our lending policy, a title insurance policy is required on most mortgage loans, with the exception of certain smaller loan amounts where our policy requires a title opinion only. We also require fire and extended coverage casualty insurance in order to protect the properties securing the real estate loans. Borrowers must also obtain flood insurance policies when the property is in a flood hazard area.

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

In the past, we purchased loans from a mortgage originator secured by single-family housing primarily located in predominantly rural areas of Texas and to a lesser extent, Tennessee, Arkansas, Alabama, Louisiana, and Mississippi. We have not purchased any such mortgage loans since fiscal 2008. The loans were generally secured by rural properties and the seller retained servicing rights. Although the loans were originated with fixed-rates, Home Federal Bank receives an adjustable-rate of interest equal to the Federal Housing Finance Board rate, with rate floors and ceilings of approximately 5.0% and 8.0%, respectively. Under the terms of the loan agreements, the seller must repurchase any loan that becomes more than 90 days delinquent. At June 30, 2020, we had approximately $2.9 million of such loans in our portfolio with an average contractual remaining term of approximately eight years.

In recent periods, we have originated and sold a substantial amount of our fixed-rate conforming mortgages to correspondent banks. For the year ended June 30, 2020, we originated $148.1 million of one-to-four family residential loans and sold $111.8 million of such loans. Our residential loan originations primarily consist of conventional, rural development, FHA, and VA loans.

The following table shows total loans originated, sold, and repaid during the periods indicated.

	Year Ended June 30,
	2020	2019	2018
	(In thousands)
Loan originations:
One-to-four family residential	$147,965	$93,104	$104,375
Commercial — real estate secured:
Owner occupied	20,046	21,895	58,652
Non-owner occupied	11,593	7,038	6,801
Multi-family residential	16,224	31,854	25,820
Commercial business	87,382	50,167	46,729
Land	4,904	2,553	3,263
Construction	13,768	16,869	23,829
Home equity loans and lines of credit and other consumer	9,559	9,380	10,625
Total loan originations	311,441	232,860	280,094
Loans purchased	--	--	--
Total loan originations and loans purchased	311,441	232,860	280,094
Loans Sold	(111,752)	(62,158)	(81,990)
Loan principal repayments	(163,750)	(166,434)	(188,546)
Total loans sold and principal repayments	(275,502)	(228,592)	(270,536)
Increase (decrease) due to other items, net(1)	(1,146)	2,373	(7,410)
Net increase in loan portfolio	$34,793	$6,641	$(2,148)
 ___________________
(1) Other items consist of deferred loan fees, the allowance for loan losses, and loans held-for-sale at year end.

Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, we concentrate our lending activity in our primary market area in Caddo and Bossier Parishes, Louisiana and the surrounding area. Subject to our loans-to-one borrower limitation, we are permitted to invest without limitation in residential mortgage loans and up to 400% of our capital in loans secured by non-residential or commercial real estate. We also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity 2and property improvement loans secured by residential real property. In addition, we may invest up to 10% of our total assets in secured and unsecured loans for commercial, corporate, business, or agricultural purposes. At June 30, 2020, we were within each of the above lending limits.

    During fiscal 2020 and 2019, we sold $111.8 million and $62.2 million of loans, respectively. We recognized gain on sale of loans of $2.5 million during fiscal 2020 and $1.6 million during fiscal 2019. Loans were sold during these periods primarily to other financial institutions. Such loans were sold against forward sales commitments with servicing released and without recourse after a certain period of time, typically 90 days. The loans sold primarily consisted of long-term, fixed rate residential real estate loans. These loans were originated during this period of historically low interest rates and were sold to reduce our interest rate risk. We will continue to sell loans in the future to the extent we believe the interest rate environment is unfavorable and interest rate risk is unacceptable.

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of June 30, 2020, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	One-to- Four Family Residential	Commercial Real Estate Secured	Multi Family Residential	Commercial Business	Land	Construction	Home Equity Loans and Lines of Credit and Other Consumer	Total
	(In thousands)
Amounts due after June 30, 2020 in:
One year or less	$10,000	$5,850	$9,511	$9,938	$10,047	$7,427	$3,136	$55,909
After one year through two years	8,914	12,223	2,383	52,728	3,083	732	1,728	81,791
After two years through three years	9,756	10,568	7,316	2,565	511	--	32	30,748
After three years through five years	25,070	34,962	13,503	9,087	3,808	--	162	86,592
After five years through ten years	5,610	18,457	6,768	5,685	619	--	1,558	38,697
After ten years through fifteen years	2,939	4,634	1,582	1,906	--	--	7,796	18,857
After fifteen years	45,857	394	6,369	--	--	--	229	52,849

Total	$108,146	$87,088	$47,432	$81,909	$18,068	$8,159	$14,641	$365,443

The following table sets forth the dollar amount of all loans at June 30, 2020, before net items, due after June 30, 2021, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed-Rate	Adjustable-Rate	Total
		(In thousands)
One-to-four family residential	$74,637	$23,509	$98,145
Commercial — real estate secured	73,978	7,260	81,238
Multi-family residential	37,921	--	37,921
Commercial business	67,981	3,990	71,971
Land	5,534	2,487	8,022
Construction	732	--	732
Home equity loans and lines of credit and other consumer	2,303	9,202	11,505

Total	$263,086	$46,448	$309,534

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

One-to-Four Family Residential Real Estate Loans.  At June 30, 2020, $108.1 million, or 29.6%, of the total loan portfolio, before net items, consisted of one-to-four family residential loans.

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

At June 30, 2020, $80.7 million, or 74.6%, of our one-to-four family residential mortgage loans were fixed-rate loans. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Our fixed-rate loans generally are originated under terms, conditions, and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation and other investors in the secondary mortgage market. Consistent with our asset/liability management, we have sold a significant portion of our long-term, fixed rate loans.  Servicing is released on all loans sold except those loans sold to FNMA.

Although we offer adjustable rate loans, substantially all of the single-family loan originations over the last few years have consisted of fixed-rate loans due to the low interest rate environment. The adjustable-rate loans held in portfolio typically have interest rates which adjust on an annual basis. These loans generally have an annual cap of 1% on any increase or decrease and a cap of 6% above or below the initial rate over the life of the loan. Such loans are underwritten based on the initial rate plus 2%. At June 30, 2020, $27.5 million, or 25.4%, of our one-to-four family residential mortgage loans were adjustable rate loans.

Commercial Real Estate Secured Loans.  As of June 30, 2020, Home Federal Bank had outstanding $87.1 million of loans secured by commercial real estate, $60.0 million, or 68.9%, of which were owner occupied. It is the current policy of Home Federal Bank to lend in a first lien position on real property occupied as a commercial business property. Home Federal Bank offers fixed and variable rate commercial real estate loans. Home Federal Bank’s commercial real estate loans are limited to a maximum of 85% of the appraised value and have terms up to 15 years, however, the terms are generally no more than five years with amortization periods of 20 years or less. It is our policy that commercial real estate secured lines of credit are limited to a maximum of 85% of the appraised value of the property and shall not exceed three to five year amortizations.

Multi-Family Residential Loans.  At June 30, 2020, we had outstanding approximately $47.4 million of multi-family residential loans. Our multi-family residential loan portfolio includes income producing properties of 50 or more units and low income housing developments. We obtain personal guarantees on all properties other than those of the public housing authority for which they are not permitted.

Commercial Business Loans.  At June 30, 2020, we had outstanding approximately $81.9 million of non-real estate secured commercial loans. The large increase in this category in fiscal 2020 was due to originations of 374 SBA PPP loans totaling $46.2 million to existing customers and key prospects located primarily in our trade area of NW Louisiana.  The business lending products we offer include lines of credit, inventory financing, and equipment loans. Commercial business loans and lines of credit carry more credit risk than other types of commercial loans. We attempt to limit such risk by making loans predominantly to small- and mid-sized businesses located within our market area and having the loans personally guaranteed by the principals involved. We have established underwriting standards in regard to business loans which set forth the criteria for sources of repayment, borrower’s capacity to repay, specific financial and collateral margins, and financial enhancements such as guarantees. The primary source of repayment is cash flow from the business and the general financial strength of the borrower.

Land Loans.  As of June 30, 2020, land loans were $18.1 million, or 4.9%, of the total loan portfolio, before net items. Land loans include land which has been acquired for the purpose of development and unimproved land. Our loan policy provides for loan-to-value ratios of 50% for unimproved land loans. Land loans are originated with fixed rates and terms up to five years with longer amortizations. Although land loans generally are considered to have greater credit risk than certain other types of loans, we expect to mitigate such risk by requiring personal guarantees and identifying other secondary sources of repayment for the land loan other than the sale of the collateral. It is our practice to only originate a limited amount of loans for speculative development to borrowers with whom our lenders have a prior relationship.

Construction Loans.  At June 30, 2020, we had outstanding approximately $8.2 million of construction loans which included loans for the construction of residential and commercial property. Our residential construction loans typically have terms of six to twelve months with a takeout letter from Home Federal for the permanent mortgage. Our commercial construction loans include owner occupied commercial properties, pre-sold property, and speculative office property. As of June 30, 2020, we held $953,000 of speculative construction loans.

Home Equity and Second Mortgage Loans.  At June 30, 2020, we held $1.4 million of home equity and second mortgage loans. These loans are secured by the underlying equity in the borrower’s residence. We do not require that we hold the first mortgage on the properties that secure the second mortgage loans. The amount of our second mortgage loans generally cannot exceed a loan-to-value ratio of 90% after taking into consideration the first mortgage loan. These loans are typically three-to-five year balloon loans with fixed rates and terms that will not exceed 10 years and contain an on-demand clause that allows us to call the loan in at any time.

Equity Lines of Credit.  We offer lines of credit secured by a borrower’s equity in real estate. These loans amounted to $12.3 million, or 3.35% of the total loan portfolio, before net items, at June 30, 2020.  The unused portion of equity lines was $8.5 million at June 30, 2020.  The rates and terms of such lines of credit depend on the history and income of the borrower, purpose of the loan, and collateral. Lines of credit will not exceed 90% of the value of the equity in the collateral.

Consumer Non-Real Estate Loans.  We are authorized to make loans for a wide variety of personal or consumer purposes. We originate consumer loans primarily in order to accommodate our customers. The consumer loans at June 30, 2020 consist of loans secured by deposit accounts with us, automobile loans, overdraft, and other unsecured loans.

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

We offer loans secured by deposit accounts held with us. These loans amounted to $364,000, or 0.10% of the total loan portfolio, before net items, at June 30, 2020. Such loans are originated for up to 100% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2%. These loans typically are payable on demand with a maturity date of one year.

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

Asset Quality

General.  During fiscal 2020, our annual review was scheduled in the spring but was canceled due to COVID-19 related issues. The review was completed in August 2020. The scope of the services provided included credit underwriting, adherence to our loan policies, as well as regulatory policies, and recommendations regarding reserve allocations. We expect these reviews will be done annually.

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

Real estate and other assets we acquire as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold.  At June 30, 2020, we had $950,000 of other real estate owned consisting of two commercial real estate properties compared to one residential lot and two one-to-four family residential properties at June 30, 2019.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	June 30,
	2020				2019
	30-89		90 or More Days		30-89		90 or More Days
	Days Overdue		Overdue		Days Overdue		Overdue
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
			(Dollars in thousands)
One-to-four family residential	21	$1,869	8	$1,003	34	$2,919	11	$596
Commercial — real estate secured	--	--	3	1,797	--	--	--	--
Multi-family residential	--	--	--	--	--	--	--	--
Commercial business	--	--	2	457	--	--	3	215
Land	--	--	2	2,981	--	--	2	2,981
Construction	--	--	--	--	--	--	--	--
Home equity loans and lines of credit and other consumer	--	--	--	--	3	169	--	--

Total delinquent loans	21	$1,869	15	$6,238	37	$3,033	16	$3,792

Delinquent loans to total net loans		0.52%		1.73%		0.95%		1.17%
Delinquent loans to total loans		0.51%		1.71%		0.94%		1.16%

Non-Performing Assets.  The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and real estate owned) at the dates indicated.

	June 30,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Non-accruing loans:
One-to-four family residential	$684	$220	$643	$317	$13
Commercial — real estate secured	1,797	--	--	--	--
Multi-family residential	--	--	--	--	--
Commercial business	457	166	416	2,503	--
Land	2,981	2,981	--	--	--
Construction	--	--	--	--	--
Home equity loans and lines of credit and other consumer	--	30	87	--	--
Total non-accruing loans	5,919	3,397	1,146	2,820	13
Accruing loans 90 days or more past due:
One-to-four family residential	319	294	680	181	101
Commercial — real estate secured	--	--	--	--	--
Multi-family residential	--	--	--	--	--
Commercial business	--	49	--	--	--
Land	--	--	--	--	--
Construction	--	--	--	--	--
Home equity loans and lines of credit and other consumer	--	--	30	4	--
Total non-performing loans(1)	6,238	3,740	1,856	3,005	114
Real estate owned, net	950	1,366	1,177	540	--
Total non-performing assets	$7,188	$5,106	$3,033	$3,545	$114
Troubled debt restructurings (2)	--	3,843	6,886	--	1,990
Total non-performing assets and troubled debt restructurings	$7,188	$8,949	$9,919	$3,545	$2,104

Total non-performing loans as a percent of loans, net	1.73%	1.15%	0.58%	0.96%	0.04%
Total non-performing assets as a percent of total assets	1.39%	1.15%	0.72%	0.83%	0.03%
Total non-performing assets and troubled debt restructurings as a percentage of total assets	1.39%	2.02%	2.35%	0.83%	0.55%
_________________
(1) Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
(2) Troubled debt restructurings not included in non-accruing loans and accruing loans 90 days or more past due.

At June 30, 2020, the Company had $7.2 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $5.1 million of non-performing assets at June 30, 2019, consisting of two commercial business loans, three commercial real estate loans, five single-family residential loans, one lot loan, one land loan, and two commercial real estate loans in other real estate owned at June 30, 2020, compared to five single-family residential loans, two line of credit loans, two commercial business loans, one lot loan, one land loan, one residential lot in other real estate owned, and two properties that secured single-family residential loans in other real estate owned at June 30, 2019.  The increase in non-performing assets from $5.1 million at June 30, 2019 to $7.2 million at June 30, 2020 was primarily due to a $2.3 million borrower relationship, consisting of six loans to one borrower which include three commercial real estate loans, two non-real estate loans, and one single family residential loan that were placed on non-accrual status.  The six loans had previously been paying interest only payments and were classified as troubled debt restructurings in the fiscal year ended June 30, 2019.  At June 30, 2020, the Company had four single family residential loans, two commercial land and lot development loans, and six loans to one borrower consisting of three commercial real estate loans, two non-real estate loans, and one single family residential loan classified as substandard compared to four single family residential loans, one line of credit loan, two commercial business loans, two commercial land and lot development loans, and six loans to one borrower consisting of three commercial real estate loans, two non-real estate loans, and one single family residential loan classified as substandard at June 30, 2019. There were no loans classified as doubtful at June 30, 2020 or June 30, 2019.

    Classified Assets.  Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard”, “doubtful”, and “loss”. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss, if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a higher possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful, or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset, or portion thereof, is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution’s classifications and amounts reserved. At June 30, 2020, we held $2.4 million of assets designated as special mention and $6.0 million classified as substandard. The classified assets and assets designated as special mention are related to seven residential mortgage loans, two commercial real estate loans, two land loans, four commercial business loans, and one line-of-credit loans. There were no loans classified as doubtful or loss at June 30, 2020.

Allowance for Loan Losses.  At June 30, 2020, our allowance for loan losses amounted to $4.1 million. The allowance for loan losses is maintained at a level believed, to the best of our knowledge, to cover all known and inherent losses in the portfolio, both probable and reasonable, to be estimated at each reporting date. The level of allowance for loan losses is based on our periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing conditions. We are primarily engaged in originating single-family residential loans. Our management considers the deficiencies of all classified loans in determining the amount of allowance for loan losses required at each reporting date. Our management analyzes the probability of the correction of the substandard loans’ weaknesses and the extent of any known or inherent losses that we might sustain on them. During the fiscal year 2020, we recorded a provision for loan losses of $1.9 million, as compared to $600,000 recorded for fiscal year 2019. The 2020 provision reflects our estimate to maintain the allowance for loan losses at a level to cover probable losses inherent in the loan portfolio.

The provision for fiscal year 2020 reflects the risks associated with our commercial lending (both real estate secured and non-real estate secured), as well as other risks in our portfolio.  Total non-performing loans increased by approximately $2.45 million as of June 30, 2020 compared to June 30, 2019.

While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

              CARES Act.   Under the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. Similarly, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief will not be considered troubled debt restructurings.

The Bank administers loan payment modification requests on a case-by-case basis. Through June 30, 2020, we modified 216 loans with principal balances totaling $84.1 million representing 23.0% of our loans outstanding as of June 30, 2020. A majority of deferrals are three-month payment deferrals of principal and interest, with payments after deferral increased to collect amounts deferred.  It is too early to determine if these modified loans will perform in accordance with their modified terms.

             Details with respect to actual loan modifications are as follows:

	Number of Covid-19 Deferments June 30, 2020	Balance (in thousands)	Percent of Total Loans at June 30, 2020
One-to-Four family residential	101	$27,705	25.6%
Commercial real estate	40	28,278	32.5
Multi-family residential	9	18,046	38.0
Land	7	1,190	6.6
Construction	1	680	8.3
Equity and second mortgage	--	--	--
Equity lines of credit	19	1,586	12.9
Commercial business	39	6,609	8.1
Consumer	--	--	--
Total	216	$84,094	23.0%

The following table shows changes in our allowance for loan losses during the periods presented.  We had $1.4 million, $586,000, $1.4 million and $30,000 of loan charge-offs during fiscal 2020, 2019, 2018 and 2017, respectively.  Bad debt recoveries amounted to $120,000 during fiscal 2020.

	June 30,
	2020	2019	2018	2017	2016
		(Dollars in thousands)
Total loans outstanding at end of period	$365,443	$327,760	$321,180	$316,697	$293,835
Average loans outstanding	340,302	326,994	323,692	312,132	287,405
Allowance for loan losses, beginning of period	3,452	3,425	3,729	2,845	2,515
Provision for loan losses	1,891	600	1,050	900	271
Recoveries	120	13	26	14	59
Charge-offs	(1,382)	(586)	(1,380)	(30)	--
Allowance for loan losses, end of period	$4,081	$3,452	$3,425	$3,729	$2,845

Allowance for loan losses as a percent of non-performing loans	65.42%	92.30%	183.57%	123.65%	2,501.99%
Allowance for loan losses as a percent of loans outstanding	1.12%	1.05%	1.07%	1.18%	0.97%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	June 30,
	2020		2019		2018		2017		2016
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans

	(Dollars in thousands)
One-to-four family residential	$966	29.59%	$1,017	36.29%	$1,166	37.76%	$1,822	39.57%	$1,517	40.17%
Commercial – real estate secured	568	23.83	508	25.44	436	23.17	353	24.61	321	23.55
Multi-family residential	364	12.98	338	14.09	256	11.86	73	6.72	111	7.03
Commercial business	949	22.41	1,227	10.98	929	11.04	979	10.87	444	9.49
Land	1,024	4.95	100	4.91	161	6.37	203	7.91	201	8.27
Construction	80	2.23	115	2.90	163	3.71	147	3.01	126	4.92
Home equity loans and lines of credit and other consumer	130	4.01	147	5.39	314	6.09	152	7.31	125	6.57
Total	$4,081	100.00%	$3,452	100.00%	$3,425	100.00%	$3,729	100.00%	$2,845	100.00%

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

The following table sets forth certain information relating to our investment securities portfolio at the dates indicated.

	June 30,
	2020		2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Held-to-Maturity:
Mortgage-backed securities	$17,655	$18,672	$22,442	$22,625	$26,042	$24,972
Municipals	243	247
FNBB stock	250	250	250	250	250	250
FHLB stock	2,710	2,710	2,657	2,657	2,596	2,596
Total Securities Held-to-Maturity	20,858	21,879	25,349	25,532	28,888	27,818

Securities Available-for-Sale:
Mortgage-backed securities	40,902	42,060	41,629	41,655	30,647	29,324

Total Investment Securities	$61,760	$63,939	$66,978	$67,187	$59,535	$57,142

The following table sets forth the amount of investment securities which contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2020. The amounts reflect the fair value of our securities at June 30, 2020.

	Amounts at June 30, 2020 which Mature in
	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
	(Dollars in thousands)
Bonds and other debt securities:
Mortgage-backed securities	$13	2.62%	$14,130	2.30%	$27,916	1.92%	$18,673	2.66%
Municipals	--	--	--	--	247	1.06%	--	--
Equity securities(1):
FNBB stock	--	--	--	--	--	--	250	1.25%
FHLB stock	--	--	--	--	--	--	2,710	1.40%
Total investment securities and bank stock	$13	2.62%	$14,130	2.30%	$28,163	1.92%	$21,633	2.48%
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

The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2020, 2019, and 2018.

	June 30,
	2020	2019	2018
	(In thousands)
Fixed rate:
GNMA	$3,338	$5,358	$5,819
FHLMC	5,139	8,053	7,042
FNMA	49,395	46,783	35,760
Total fixed rate	57,872	60,194	48,621
Adjustable rate:
GNMA	2,840	4,056	5,623
FHLMC	19	27	43
FNMA	1	3	9
Total adjustable-rate	2,860	4,086	5,675
Total mortgage-backed securities	$60,732	$64,280	$54,296

Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at June 30, 2020 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2020.

	Amounts at June 30, 2020 Which Mature in
	One Year or Less	Weighted Average Yield	Over One through Five Years	Weighted Average Yield	Over Five Years	Weighted Average Yield
	(In thousands)
Fixed rate:
GNMA	$2	8.33%	$2,207	2.95%	$1,129	3.12%
FHLMC	--	--	277	1.70	4,862	1.47
FNMA	--	--	8,815	2.46	40,580	2.28
Total fixed-rate	2	8.33%	11,299	2.54%	46,571	2.22%

Adjustable rate:
GNMA	$3	2.99%	$2,819	1.33%	$18	2.59%
FHLMC	8	1.26	11	4.03	--	--
FNMA	--	--	1	3.71	--	--
Total adjustable rate	$11	1.65%	2,831	1.34%	$18	2.59%

Total	$13	2.62%	$14,130	2.30%	$46,589	2.22%
The following table sets forth the purchases, sales, and principal repayments of our mortgage-backed securities during the periods indicated.

	At or For the Year Ended June 30,
	2020	2019	2018
	(Dollars in thousands)
Mortgage-backed securities at beginning of period	$64,070	$56,689	$63,026
Purchases	21,253	18,496	8,890
Repayments	(17,040)	(11,006)	(11,602)
Sales	(9,637)	--	(3,461)
Amortizations of premiums and discounts, net	(89)	(109)	(164)

Mortgage-backed securities at end of period	$58,557	$64,070	$56,689

Weighted average yield at end of period	2.24%	2.68%	2.16%

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

Deposits.  We attract deposits principally from residents of Louisiana and particularly from Caddo and Bossier Parishes. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate. We utilize brokered certificates of deposit as a component of our strategy for lowering the overall cost of funds. The brokered certificates of deposit are callable by Home Federal Bank after twelve months. At June 30, 2020 and 2019, we had $16.1 million and $11.2 million, respectively, in brokered certificates of deposit.

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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	June 30,
	2020		2019		2018
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits

	(Dollars in thousands)
Certificate accounts:
0.00%- 0.99%	$16,843	3.65%	$12,627	3.25%	$15,310	4.24%
1.00%- 1.99%	69,751	15.14	65,745	16.93	121,572	33.75
2.00%- 2.99%	68,929	14.96	102,767	26.48	24,234	6.73
3.00%- 3.99%	2,066	0.45	2,126	0.55	151	0.04

Total certificate accounts	157,589	34.20	183,265	47.21	161,267	44.76

Transaction accounts:
Passbook savings	83,797	18.18	39,569	10.19	36,241	10.06
Non-interest bearing demand accounts	103,422	22.44	59,351	15.29	58,001	16.10
NOW accounts	41,365	8.98	31,045	8.00	34,576	9.60
Money market	74,637	16.20	74,934	19.31	70,175	19.48

Total transaction accounts	303,221	65.80	204,899	52.79	198,993	55.24

Total deposits	$460,810	100.00%	$388,164	100.00%	$360,260	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended June 30,
	2020			2019			2018
			Average			Average			Average
	Average	Interest	Rate	Average	Interest	Rate	Average	Interest	Rate
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)
Passbook savings	$63,719	$700	1.10%	$35,449	$195	0.55%	$36,323	$194	0.53%
NOW accounts	33,206	176	0.53	30,617	166	0.54	34,892	165	0.47
Money market	74,190	727	0.98	72,266	761	1.05	51,571	293	0.57
Certificates of deposit	167,666	3,442	2.05	178,823	3,258	1.82	165,141	2,394	1.45
Total interest-bearing deposits	338,781	5,045	1.49	317,155	4,380	1.38	287,927	3,046	1.06
Non-Interest bearing demand accounts	$73,562	$--	--%	$60,256	$--	--%	$55,960	$--	--%
Total deposits	$412,343	$5,045	1.22%	$377,411	$4,380	1.16%	$343,887	$3,046	0.89%

The following table shows our deposit flows during the periods indicated.

	Year Ended June 30,
	2020	2019	2018
	(In thousands)
Net deposits (withdrawals)	$68,896	$24,473	$28,743
Interest credited	3,750	3,431	2,472
Total increase in deposits	$72,646	$27,904	$31,215

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at June 30, 2020.

	Balance at June 30, 2020
	Maturing in the 12 Months Ending June 30,
Certificates of Deposit	2021	2022	2023	Thereafter	Total
	(In thousands)
0.00%- 0.99%	$13,307	$2,121	$415	$1,000	$16,843
1.00%- 1.99%	44,973	9,624	6,629	8,525	69,751
2.00%- 2.99%	25,260	17,796	5,726	20,147	68,929
3.00%- 3.99%	106	622	253	1,085	2,066
Total certificate accounts	$83,646	$30,163	$13,023	$30,757	$157,589

The following table shows the maturities of our certificates of deposit of $100,000 or more at June 30, 2020 by time remaining to maturity.

		Weighted
	Amount	Average Rate
	(Dollars in thousands)
September 30, 2020	$19,176	1.81%
December 31, 2020	12,609	1.97
March 31, 2021	16,533	1.89
June 30, 2021	18,321	1.28
After June 30, 2021	48,864	2.12
Total certificates of deposit with balances of $100,000 or more	$115,503	1.89%

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

As of June 30, 2020, we were permitted to borrow up to an aggregate total of $161.7 million from the Federal Home Loan Bank of Dallas. We had $1.1 million and $1.4 million of Federal Home Loan Bank advances outstanding at June 30, 2020 and 2019, respectively.  Additionally, at June 30, 2020, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $19.5 million.  There were no amounts purchased under this agreement as of June 30, 2020.  At June 30, 2020, Home Federal Bancorp had available a $5.0 million line of credit agreement with First National Bankers Bank, maturing February 21, 2021.  The line is secured by Home Federal Bank’s common stock and bears interest at the Prime Rate, which is currently 3.25% per annum and subject to change when adjustments are made to Wall Street Journal Prime.  At June 30, 2020, the line had an outstanding balance of $2.3 million.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year
	Ended June 30,
	2020	2019	2018
	(Dollars in thousands)
FHLB advances:
Average balance outstanding	$1,197	$4,697	$27,242
Maximum amount outstanding at any month-end during the period	1,355	11,614	43,885
Balance outstanding at end of period	1,060	1,355	11.637
Average interest rate during the period	4.76%	3.04%	1.63%
Weighted average interest rate at end of period	4.78%	4.73%	2.51%

At June 30, 2020, $193,000 of our borrowings were short-term (maturities of one year or less). Such short-term borrowings had a weighted average interest rate of 4.60% at June 30, 2020.

The following table shows maturities of Federal Home Loan Bank advances at June 30, 2020 or the years indicated:

Years Ending June 30,	Amount
(In thousands)
2021	$193
2022	35
2023	832
2024	--
2025	--
Thereafter	--
Total	$1,060

Subsidiaries

At June 30, 2020, the Company had one subsidiary, Home Federal Bank.  The Bank’s only subsidiary at such date was Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

Employees

Home Federal Bank had 59 full-time employees and three part-time employees at June 30, 2020. None of these employees are covered by a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.

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

It is difficult at this time to predict when or how any new standards under the Act will ultimately be applied to us or what specific impact the Act and the implementing rules and regulations will have on community banks.

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

•
Leverage capital requirements and risk-based capital requirements applicable to depository institutions and bank holding companies were extended to thrift holding companies. However, certain smaller savings and loan holding companies, such as Home Federal Bancorp, are exempt from those capital requirements.

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

Volcker Rule Regulations

Regulations have been adopted by the federal banking agencies to implement the provisions of the Dodd-Frank Act, commonly referred to as the Volcker Rule. The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. Recently promulgated federal regulations exclude from the Volcker Rule restrictions community banks with $10 billion or less in total consolidated assets and total trading assets and liabilities of five percent or less of total consolidated assets. Home Federal Bancorp qualifies for the exclusion from the Volcker Rule restrictions.

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

In addition, through March 29, 2019, all institutions with deposits insured by the Federal Deposit Insurance Corporation were required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. The Financing Corporation bonds matured in 2019.

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

Regulatory Capital Regulations

In July of 2013, the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully-phased in on a global basis on January 1, 2019.  The 2013 regulations establish a tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments, and change the risk weightings of certain assets used to determine required capital ratios. Provisions of the Dodd-Frank Act generally require these capital rules to apply to savings and loan holding companies and their savings association subsidiaries. The common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks, such as Home Federal Bank, the new capital rules require a common equity Tier 1 capital ratio of 4.5% and also increase the current minimum Tier 1 capital ratio from 4.0% to 6.0%. In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer. The rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development, and construction loans and more than 90-day past due exposures.  The capital rules maintain the general structure of the prompt corrective action rules but incorporate the new common equity Tier 1 capital requirement and the increase Tier 1 RWA requirement into the prompt corrective action framework.

Effective January 1, 2020, qualifying community banking organizations may elect to comply with a greater than 9% community bank leverage ratio (the “CBLR”) requirement in lieu of the currently applicable requirements for calculating and reporting risk-based capital ratios. The CBLR is equal to Tier 1 capital divided by average total consolidated assets. In order to qualify for the CBLR election, a community bank must (i) have a leverage capital ratio greater than 9 percent, (2) have less than $10 billion in average total consolidated assets, (3) not exceed certain levels of off-balance sheet exposure and trading assets plus trading liabilities and (4) not be an advanced approaches banking organization. A community bank that meets the above qualifications and elects to utilize the CBLR is considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rules and is also considered to be “well capitalized” under the prompt corrective action rules.

Unless a community bank qualifies for and elects to comply with the CBLR beginning on January 1, 2020, federally insured savings institutions are required to maintain the minimum levels of regulatory capital described below. Current Office of the Comptroller of the Currency capital standards require savings institutions to satisfy a tangible capital requirement, a common equity Tier 1 capital requirement, a leverage capital requirement and a risk-based capital requirement. The tangible capital must equal at least 1.5% of adjusted total assets. The common equity Tier 1 capital component generally consists of retained earnings and common stock instruments and must equal at least 4.5% of risk-weighted assets. Leverage capital, also known as “core” capital, must equal at least 3.0% of adjusted total assets for the most highly rated savings associations. An additional cushion of at least 100 basis points is required for all other savings associations, which effectively increases their minimum Tier 1 leverage ratio to 4.0% or more. Under the Office of the Comptroller of the Currency’s regulation, the most highly-rated banks are those that the Office of the Comptroller of the Currency determines are strong associations that are not anticipating or experiencing significant growth and have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, and good earnings. Under the risk-based capital requested, “Total” capital (a combination of core and “supplementary” capital) must equal at least 8.0% of “risk-weighted” assets. The Office of the Comptroller of the Currency also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Core capital generally consists of common stockholders’ equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. Home Federal Bank had no intangible assets at June 30, 2020. Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect Home Federal Bank’s regulatory capital.

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

At June 30, 2020, Home Federal Bank exceeded all of its regulatory capital requirements with tangible, common equity Tier 1, core, and risk-based capital ratios of 10.21%, 16.37%, 10.21% and 17.63%, respectively.

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

At June 30, 2020, Home Federal Bank was deemed a well-capitalized institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

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

At June 30, 2020, Home Federal Bank believes that it meets the requirements of the QTL test.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act place restrictions on loans to executive officers, directors, and principal shareholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer, and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the savings association and (ii) does not give preference to any director, executive officer, or principal shareholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the savings association’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. Home Federal Bank currently is subject to Section 22(g) and (h) of the Federal Reserve Act and at June 30, 2020, was in compliance with the above restrictions.

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

Regulation of Residential Mortgage Loan Originators.  Under the final rule adopted by the federal bank regulatory authorities pursuant to the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, residential mortgage loan originators employed by financial institutions, such as Home Federal Bank, must register with the Nationwide Mortgage Licensing System and Registry, obtain a unique identifier from the registry, and maintain their registration. Any residential mortgage loan originator who fails to satisfy these requirements will not be permitted to originate residential mortgage loans.

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

Federal Home Loan Bank System.  Home Federal Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administer a home financing credit function primarily for its members. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. The Federal Home Loan Bank of Dallas is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At June 30, 2020, Home Federal Bank had $1.1 million of Federal Home Loan Bank advances and $161.7 million available on its credit line with the Federal Home Loan Bank.

As a member, Home Federal Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to 0.06% of its total assets. At June 30, 2020, Home Federal Bank had $2.7 million in Federal Home Loan Bank stock, which was in compliance with the applicable requirement.

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

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve Bank. At June 30, 2020, Home Federal Bank had met its reserve requirement.

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

Method of Accounting.  For federal income tax purposes, Home Federal Bank reports income and expenses on the accrual method of accounting and used a June 30 tax year in 2020 for filing its federal income tax return.

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

At June 30, 2020, the total federal pre-1988 reserve was approximately $3.3 million. The reserve reflects the cumulative effects of federal tax deductions by Home Federal Bank for which no federal income tax provisions have been made.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently conduct business from five full-service banking offices located in Shreveport, Louisiana and two full-service banking offices located in Bossier City, Louisiana. The following table sets forth certain information, as of June 30, 2020, relating to Home Federal Bank’s offices and one property acquired for potential future administrative offices which is presently vacant.

Description/Address	Leased/Owned		Net Book Value of Property	Amount of Deposits

Building (Home Office) 222 Florida Street, Shreveport, LA	Owned		$1,565	$--
Building/ATM (Market Street Branch) 624 Market Street, Shreveport, LA	Owned		832	109,669
Building/ATM (Youree Drive Branch) 6363 Youree Drive, Shreveport, LA	Owned	(1)	727	142,266
Building/ATM (Mansfield Road Branch) (2) 9300 Mansfield Road, Suite 101, Shreveport, LA	Leased		84	64,408
Building/ATM (Viking Drive Branch) 2555 Viking Drive, Bossier City, LA	Owned		2,452	49,275
Building/ATM (Stockwell Branch) 7964 E. Texas Street, Bossier City, LA	Owned		1,656	35,779
Building/ATM (Northwood Branch) 5841 North Market Street, Shreveport, LA	Owned		1,677	23,565
Building/ATM (Pierremont Road Branch) 925 Pierremont Road, Shreveport, LA	Owned		2,426	35,848
Building (3) 614 Market Street, Shreveport, LA	Owned		362	--
Mansfield Road Branch (Opening in October 2020) 9449 Mansfield Road, Shreveport, LA	Owned		$397	$--

____________________
(1)	The building is owned but the land is subject to an operating lease which was renewed effective March 15, 2018 for a ten-year period.
(2)    The Mansfield Road Branch is expected to relocate to 9449 Mansfield Road in October 2020.
(3)	The building is vacant and available to serve as potential future administrative offices and storage.

Item 3. Legal Proceedings

Home Federal Bancorp and Home Federal Bank are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Home Federal Bancorp’s common stock is traded on the Nasdaq Capital Market under the symbol “HFBL.”  At September 22, 2020, Home Federal Bancorp had 200 shareholders of record.  The number of shareholders does not reflect the number of persons or entities who may hold stock in nominee or “street” name through brokerage firms or others.

(b) Not applicable.

(c) Purchases of Equity Securities.

The Company’s repurchases of its common stock made during the quarter ended June 30, 2020 are set forth in the table below, including stock-for-stock option exercises:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2020 – April 30, 2020	6,000	$23.76	6,000	23,066
May 1, 2020 – May 31, 2020	2,000	25.25	2,000	21,066
June 1, 2020 – June 30, 2020	6,922	24.55	6,922	14,144
Total	14,922	$24.33	14,922
____________________________
Notes to this table:

(a)
On September 11, 2019 the Company announced that its Board of Directors approved a ninth stock repurchase program for the repurchase of up to 90,000 shares, or approximately 5.0% of its outstanding shares of common stock.  The repurchase program was completed on July 24, 2020.

Item 6. Selected Financial Data

Set forth below is selected consolidated financial and other data of Home Federal Bancorp. The information at or for the years ended June 30, 2020 and 2019 is derived in part from the audited financial statements that appear in this Form 10-K. The information at or for the years ended June 30, 2018, 2017 and 2016 is also derived from audited financial statements that do not appear in this Form 10-K.

	At June 30,
	2020	2019	2018	2017	2016
	(In thousands)
Selected Financial and Other Data:
Total assets	$518,220	$442,453	$421,650	$426,606	$381,701
Cash and cash equivalents	54,871	18,108	15,867	11,905	4,756
Securities available for sale	42,060	41,655	29,324	36,935	50,173
Securities held to maturity	20,858	25,349	28,888	28,357	2,349
Loans held-for-sale	14,798	8,608	6,762	13,631	11,919
Loans receivable, net	359,927	324,134	317,493	312,722	290,827
Deposits	460,810	388,164	360,260	329,045	287,822
Federal Home Loan Bank advances	1,060	1,355	11,637	48,907	47,665
Total Stockholders’ equity	50,535	50,342	47,037	46,246	43,392

	As of or for the Year Ended June 30,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except per share amounts)
Selected Operating Data:
Total interest income	$20,336	$19,846	$18,423	$16,892	$15,458
Total interest expense	5,154	4,532	3,495	2,803	2,610
Net interest income	15,182	15,314	14,928	14,089	12,848
Provision for loan losses	1,891	600	1,050	900	271
Net interest income after provision for loan losses	13,291	14,714	13,878	13,189	12,577
Total non-interest income	3,899	2,385	2,988	3,893	3,254
Total non-interest expense	12,383	11,073	11,046	11,672	10,810
Income before income tax expense	4,807	6,026	5,820	5,410	5,021
Income tax expense	957	1,283	2,252	1,758	1,644
Net income	$3,850	$4,743	$3,568	$3,652	$3,377
Earnings per share of common stock:
Basic	$2.29	$2.68	$1.98	$2.01	$1.80
Diluted	$2.14	$2.50	$1.87	$1.91	$1.74

Selected Operating Ratios(1):
Average yield on interest-earning assets	4.64%	4.90%	4.69%	4.62%	4.46%
Average rate on interest-bearing liabilities	1.51	1.41	1.11	0.91	0.93
Average interest rate spread(2)	3.13	3.49	3.58	3.71	3.53
Net interest margin(2)	3.46	3.78	3.80	3.85	3.71
Average interest-earning assets to average interest-bearing liabilities	128.57	125.65	124.67	119.41	123.95
Net interest income after provision for loan losses to non-interest expense	107.33	132.88	125.64	113.00	116.35
Total non-interest expense to average assets	2.65	2.56	2.64	2.92	2.92
Efficiency ratio(3)	64.89	62.56	61.65	64.91	67.13
Return on average assets	0.83	1.10	0.85	0.91	0.91
Return on average equity	7.74	9.82	7.61	8.14	7.44
Average equity to average assets	10.66	11.15	11.18	11.16	12.23
Dividend payout ratio	29.67	22.18	25.90	19.31	19.53

(Footnotes on following page)

	As of or for the Year Ended June 30,
	2020	2019	2018	2017	2016
Selected Quality Ratios(4):
Non-performing loans as a percent of loans receivable, net	1.73%	1.15%	0.58%	0.96%	0.04%
Non-performing assets as a percent of total assets	1.39	1.15	0.72	0.83	0.03
Allowance for loan losses as a percent of total loans receivable	1.12	1.05	1.07	1.18	0.97
Net charge-offs to average loans receivable	0.37	0.13	0.43	0.01	--
Allowance for loan losses as a percent of non-performing loans	65.42	92.30	183.57	123.65	2,501.99
Bank Capital Ratios(4):
Tangible capital ratio	10.21%	11.37%	11.36%	11.06%	11.81%
Core capital ratio	10.21	11.37	11.36	11.06	11.81
Total capital ratio	17.63	17.64	17.84	17.39	17.77

Other Data:
Offices (branch and home)	8	8	7	7	7
Employees (full-time)	59	54	54	60	55
__________________
(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our profitability depends primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, investment securities, and interest-earning deposits in other institutions, and interest expense on interest-bearing deposits and borrowings from the Federal Home Loan Bank of Dallas. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. Our profitability also depends, to a lesser extent, on non-interest income, provision for loan losses, non-interest expenses, and federal income taxes. Home Federal Bancorp, Inc. of Louisiana had net income of $3.9 million in fiscal 2020 compared to net income of $4.7 million in fiscal 2019.

Our business consists primarily of originating single-family real estate loans secured by property in our market area and to a lesser extent, commercial real estate loans, commercial business loans, and real estate secured lines of credit which typically have higher rates and shorter terms than single-family loans. Although our loans are primarily funded by certificates of deposit, which typically have a higher interest rate than passbook accounts, it is our policy to require commercial customers to have a deposit relationship with us, which primarily consist of NOW accounts.  Due to the continued low interest rate environment, we have sold a substantial amount of our fixed rate single-family residential loan originations in recent periods. We have also sold investment securities available-for-sale to realize gains in the portfolio. Because of an increase in our average cost of funds on our interest bearing liabilities, our net interest margin decreased from 3.78% to 3.46% during fiscal 2020 compared to 2019, and our net interest income decreased $132,000 to $15.2 million for fiscal 2020 as compared to $15.3 million for fiscal 2019. We expect to continue to emphasize consumer and commercial lending in the future in order to improve the yield on our portfolio.

Home Federal Bancorp’s operations and profitability are subject to changes in interest rates, applicable statutes and regulations, and general economic conditions, as well as other factors beyond our control.

Business Strategy

Our business strategy is focused on operating a growing and profitable community-oriented financial institution. Our current business strategy includes:

•
Continuing to Grow and Diversify Our Loan Portfolio. We intend to grow and continue to diversify of loan portfolio by, among other things, emphasizing the origination of commercial real estate and business loans.  At June 30, 2020, our commercial real estate loans amounted to $87.1 million, or 23.83% of the total loan portfolio. Our commercial business loans amounted to $81.9 million, or 22.41% of the total loan portfolio. Commercial real estate, commercial business, construction and development, and consumer loans all typically have higher yields and are more interest sensitive than long-term single-family residential mortgage loans.

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

•
Managing Our Expenses.  We have incurred significant additional expenses related to personnel and infrastructure in recent periods as we implemented our business strategy. Our efficiency ratio, net interest income plus non-interest income divided by non-interest expense, for 2020 was 64.9% compared to 62.6% for fiscal 2019.

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

•
Maintain Our Asset Quality.  At June 30, 2020, our non-performing assets totaled $7.2 million, or 1.39% of total assets. We had other real estate owned consisting of two commercial real estate properties with a carrying value of $950,000 at June 30, 2020. We intend to continue to stress maintaining high asset quality, even as we continue to grow our institution and diversify our loan portfolio.

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

 COVID-19

In light of the recent events surrounding the COVID-19 epidemic, the Company is continually assessing the effects of the pandemic on its employees, customers and communities.  In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted.  The CARES Act contains many provisions related to banking, lending, mortgage forbearance and taxation.  The Company has been working diligently to help support its customers through the SBA Paycheck Protection Program (“SBA PPP”), loan modifications and loan deferrals.  As of June 30, 2020 Home Federal Bank has funded 374 SBA PPP loans totaling approximately $46.2 million with an average loan balance of $124,000 to existing customers and key prospects located primarily in our trade area of NW Louisiana.  Our commercial lenders and operational support staff have worked tirelessly over the past few weeks to accomplish what seemed to be an insurmountable task in providing a lifeline to our small community businesses.  We believe the customer interaction during this time provides a real opportunity to broaden and deepen our customer relationships while benefiting our community.

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

Changes in Financial Condition

At June 30, 2020, Home Federal Bancorp reported total assets of $518.2 million, an increase of $75.8 million, or 17.1%, compared to total assets of $442.5 million at June 30, 2019.  The increase in assets was comprised primarily of increases in cash and cash equivalents of $36.8 million, or 203.0%, from $18.1 million at June 30, 2019 to $54.9 million at June 30, 2020, loans receivable net of $35.8 million, or 11.0%, from $324.1 million at June 30, 2019 to $359.9 million at June 30, 2020, loans held-for-sale of $6.2 million, or 71.9%, from $8.6 million at June 30, 2019 to $14.8 million at June 30, 2020, accrued interest receivable of $688,000, or 58.7%, from $1.2 million at June 30, 2019 to $1.9 million at June 30, 2020, and premises and equipment of $558,000, or 4.1%, from $13.6 million at June 30, 2019 to $14.1 million at June 30, 2020. These increases were partially offset by decreases in investment securities of $4.1 million, or 6.1%, from $67.0 million at June 30, 2019 to $62.9 million at June 30, 2020, real estate owned of $416,000, or 30.5%, from $1.4 million at June 30, 2019 to $950,000 at June 30, 2020, and deferred tax assets of $92,000, or 10.8%, from $849,000 at June 30, 2019 to $757,000 at June 30, 2020.  The increase in cash and cash equivalents was primarily due to deposits associated with SBA PPP loans.  The decrease in investment securities was primarily due to $17.0 million of principal repayments on mortgage backed securities and $9.9 million from the sale of mortgage backed securities, partially offset by the purchases of $21.2 million of mortgage-backed securities, a purchase of one municipal bond for $245,000, and an increase of $1.1 million in the market value adjustments on available for sale securities.  The increase in loans held-for-sale resulted primarily from an increase in loans originated for sale during the year ended June 30, 2020.  The decrease in real estate owned was due to the sale of four one-to-four family residences and one residential lot during the year ended June 30, 2020.

Loans receivable, net increased $35.8 million, or 11.0%, from $324.1 million at June 30, 2019 to $359.9 million at June 30, 2020. The increase in loans receivable, net was attributable primarily to increases in commercial business loans of $45.9 million, commercial real estate loans of $3.7 million, land loans of $2.0 million, multi-family residential loans of $1.3 million, consumer loans of $211,000 and equity and second mortgage loans of $148,000, partially offset by decreases in one-to-four-family residential of $10.8 million, equity lines of credit of $3.4 million and construction loans of $1.3 million at June 30, 2020, compared to the prior year. At June 30, 2020, the balance of purchased loans approximated $2.9 million, which consisted solely of one-to-four family residential loans purchased from a mortgage originator headquartered in Arkansas. We have not purchased any loans since fiscal 2008. In recent years, there have been significant loan prepayments due to the heavy volume of loan refinancing, however, the rate of prepayments has been slowing. With interest rates continuing at historical lows, management is reluctant to invest in long-term, fixed rate mortgage loans for the portfolio and instead sells the majority of the long-term, fixed rate mortgage loan production.

In recent periods we diversified the loan products we offer and increased our efforts to originate higher yielding commercial real estate loans and lines of credit and commercial business loans which were deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans. As of June 30, 2020, Home Federal Bank had $87.1 million of commercial real estate loans, 23.83% of the total loan portfolio, and $81.9 million of commercial business loans, 22.41% of the total loan portfolio. Although commercial loans are generally considered to have greater credit risk than other certain types of loans, we attempt to mitigate such risk by originating such loans in our market area to known borrowers.

Securities available-for-sale increased $405,000, or 1.0%, from $41.7 million at June 30, 2019 to $42.1 million at June 30, 2020. This increase resulted primarily from purchases of $21.2 million in mortgage-backed securities and increases in market values of securities of $1.1 million, partially offset by principal repayments of $12.3 million and sales of $9.6 million.

Securities held-to-maturity decreased $4.5 million, from $25.4 million at June 30, 2019 to $20.9 million at June 30, 2020.  This decrease was primarily due to normal principal pay downs on these securities.  We chose to place these securities in held-to-maturity as part of our interest rate risk management strategy.

    Cash and cash equivalents increased $36.8 million, or 203.0%, from $18.1 million at June 30, 2019 to $54.9 million at June 30, 2020. The net increase in cash and cash equivalents was primarily attributable to increases in total deposits related to SBA PPP loans funded.

Total liabilities increased $75.6 million, or 19.3%, from $392.1 million at June 30, 2019 to $467.7 million at June 30, 2020 primarily due to an increase in total deposits of $72.6 million that consisted of roughly $46.2 million related to SBA PPP loans funded, or 18.7%, to $460.8 million at June 30, 2020 compared to $388.2 million at June 30, 2019, an increase in other borrowings of $1.9 million, or 411.1%, from $450,000 at June 30, 2019 to $2.3 million at June 30, 2020, and an increase of $1.4 million, or 92.1%, in other liabilities from $1.6 million at June 30, 2019 to $3.0 million at June 30, 2020, partially offset by a decrease of $295,000, or 21.8%, in advances from the Federal Home Loan Bank from $1.4 million at June 30, 2019 to $1.1 million at June 30, 2020 and a decrease of $62,000, or 10.6%, in advances from borrowers for taxes and insurance from $584,000 at June 30, 2019 to $522,000 at June 30, 2020.  The increase in deposits was primarily due to a $44.2 million, or 111.8%, increase in savings deposits from $39.6 million at June 30, 2019 to $83.8 million at June 30, 2020, a $44.0 million, or 74.3%, increase in non-interest bearing deposits from $59.4 million at June 30, 2019 to $103.4 million at June 30, 2020, and a $10.3 million, or 33.2%, increase in NOW accounts from $31.0 million at June 30, 2019 to $41.4 million at June 30, 2020,  partially offset by a decrease of $25.7 million, or 14.0%, in certificates of deposit from $183.3 million at June 30, 2019 to $157.6 million at June 30, 2020, and a decrease in money market deposits of $297,000, or 0.4%, from $74.9 million at June 30, 2019 to $74.6 million at June 30, 2020. The Company had $16.1 million in brokered deposits at June 30, 2020 compared to $11.2 million at June 30, 2019.  The decrease in advances from the Federal Home Loan Bank was primarily principal payments on amortizing advances.

Shareholders’ equity increased $193,000, or 0.4%, to $50.5 million at June 30, 2020 from $50.3 million at June 30, 2019.  The primary reasons for the changes in shareholders’ equity from June 30, 2019 were net income of $3.9 million, the vesting of restricted stock awards, stock options, and the release of employee stock ownership plan shares totaling $667,000, an increase in the Company’s accumulated other comprehensive income of $895,000, and proceeds from the issuance of common stock from the exercise of stock options of $65,000, partially offset by the acquisition of Company stock of $4.1 million and dividends paid totaling $1.1 million.

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

	June 30,
	2020			2019
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$69,073	$1,559	2.26%	$63,029	$1,460	2.32%
Loans receivable(1)	340,302	18,435	5.42	326,994	18,058	5.52
Interest-earning deposits	29,326	342	1.17	14,613	328	2.24
Total interest-earning assets	438,701	20,336	4.64%	404,636	19,846	4.90%
Non-interest-earning assets	27,869			28,407
Total assets	$466,570			433,043
Interest-bearing liabilities:
Savings accounts	63,719	700	1.10%	35,449	195	0.55%
NOW accounts	33,206	176	0.53	30,617	166	0.54
Money market accounts	74,190	727	0.98	72,266	761	1.05
Certificate accounts	167,666	3,442	2.05	178,823	3,258	1.82
Total deposits	338,781	5,045	1.49	317,155	4,380	1.38
FHLB advances	1,197	57	4.76	4,697	143	3.04
Other borrowings	1,228	52	4.23	172	9	5.23
Total interest-bearing liabilities	341,206	5,154	1.51%	322,024	4,532	1.41%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	73,562			60,256
Other liabilities	2,065			2,486
Total liabilities	416,833			384,766
Total stockholders’ equity(2)	49,737			48,277

Total liabilities and equity	$466,570			433,043

Net interest-earning assets	$97,495			82,612

Net interest income; average interest rate spread(3)		$15,182	3.13%		$15,314	3.49%

Net interest margin(4)			3.46%			3.78%

Average interest-earning assets to average interest-bearing liabilities			128.57%			125.65%
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

	2020 vs. 2019			2019 vs. 2018
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(In thousands)
Interest income:
Investment securities	$(41)	$140	$99	$224	$60	$284
Loans receivable, net	(358)	735	377	777	175	952
Interest-earning deposits	(316)	330	14	106	81	187
Total interest-earning assets	(715)	1,205	490	1,107	316	1,423
Interest expense:
Savings accounts	349	156	505	6	(5)	1
NOW accounts	(4)	14	10	21	(20)	1
Money market accounts	(54)	20	(34)	350	118	468
Certificate accounts	387	(203)	184	666	198	864
Total deposits	678	(13)	665	1,043	291	1,334
FHLB advances and other borrowings	33	(76)	(43)	72	(369)	(297)
Total interest-bearing liabilities	711	(89)	622	1,115	(78)	1,037
Increase (Decrease) in net interest income	$(1,426)	$1,294	$(132)	$(8)	$394	$386

Comparison of Operating Results for the Years Ended June 30, 2020 and 2019

General.  The decrease in net income for the year ended June 30, 2020 resulted primarily from an increase of $1.3 million, or 11.8%, in non-interest expense, a $1.3 million, or 215.2%, increase in the provision for loan losses, and a decrease of $132,000, or 0.9% in net interest income, partially offset by an increase of $1.5 million, or 63.5%, in non-interest income and a $326,000, or 25.4%, decrease in the provision for income taxes. The decrease in net interest income for the year was due to a $622,000, or 13.7%, increase in interest expense on borrowings and deposits, partially offset by a $490,000, or 2.5%, increase in total interest income. The Company’s average interest rate spread was 3.13% for the year ended June 30, 2020 compared to 3.49% for the year ended June 30, 2019. The Company’s net interest margin was 3.46% for the year ended June 30, 2020 compared to 3.78% for the year ended June 30, 2019.  The decrease in the average interest rate spread and net interest margin was attributable primarily to a decrease of 26 basis points in average rate on interest earning assets for the year, from 4.90% at June 30, 2019 to 4.64% at June 30, 2020.

Net Interest Income.  Net interest income amounted to $15.2 million for fiscal year 2020, a decrease of $132,000, or 0.9%, compared to $15.3 million for fiscal year 2019. The decrease was due primarily to an increase of $622,000 in interest expense, partially offset by a $490,000 increase in total interest income.

The average interest rate spread decreased from 3.49% for fiscal 2019 to 3.13% for fiscal 2020, while the average balance of interest-earning assets increased from $404.6 million to $438.7 million during the same periods. The percentage of average interest-earning assets to average interest-bearing liabilities increased to 128.57% for fiscal 2020 compared to 125.65% for fiscal 2019. The decrease in the average interest rate spread and net interest margin was attributable primarily to a decrease of 26 basis points in average rate on interest earning assets for the year, from 4.90% at June 30, 2019 to 4.64% at June 30, 2020.  The average rate paid on certificates of deposit increased from 1.82% for fiscal 2019 to 2.05% for fiscal 2020. Net interest margin decreased to 3.46% for fiscal 2020 compared to 3.78% for fiscal 2019.

Interest income increased $490,000, or 2.5%, to $20.3 million for fiscal 2020 compared to $19.8 million for fiscal 2019, primarily due to an increase in interest income from loans of $377,000 for fiscal 2020 compared to 2019.  The aggregate interest income from investment and mortgage-backed securities increased $151,000 for the same period.  The increase in the average balance of loans receivable was primarily due to new loans originated by our commercial lending division.  The average yield of the loan portfolio decreased by 10 basis points during fiscal 2020 mainly due to a lower interest rate environment.

Interest expense increased $622,000, or 13.7%, to $5.2 million for fiscal 2020 compared to $4.5 million for fiscal 2019, primarily as a result of increases in the average balance of interest-bearing deposits.  Interest paid on deposits increased during fiscal 2020.

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

A provision of $1.9 million was made to the allowance during fiscal 2020, compared to a provision of $600,000 in fiscal 2019.  At June 30, 2020, the Company had $7.2 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $5.1 million of non-performing assets at June 30, 2019, consisting of two commercial business loans, three commercial real estate loans, eight single-family residential loans, one lot loan, one land loan, and two commercial real estate loans in other real estate owned at June 30, 2020, compared to five single-family residential loans, two line of credit loans, two commercial business loans, one lot loan, one land loan, one residential lot in other real estate owned, and two properties that secured single-family residential loans in other real estate owned at June 30, 2019.  The increase in non-performing assets from $5.1 million at June 30, 2019 to $7.2 million at June 30, 2020 was primarily due to a $2.3 million borrower relationship, consisting of six loans to one borrower which include three commercial real estate loans, two non-real estate loans, and one single family residential loan that were placed on non-accrual status.  The six loans had previously been paying interest only payments and were classified as troubled debt restructurings in the fiscal year ended June 30, 2019.  At June 30, 2020, the Company had four single family residential loans, two commercial land and lot development loans, and six loans to one borrower consisting of three commercial real estate loans, two non-real estate loans, and one single family residential loan classified as substandard compared to four single family residential loans, one line of credit loan, two commercial business loans, two commercial land and lot development loans, and six loans to one borrower consisting of three commercial real estate loans, two non-real estate loans, and one single family residential loan classified as substandard at June 30, 2019. There were no loans classified as doubtful at June 30, 2020 or June 30, 2019.

Non-Interest Income.  Non-interest income amounted to $3.9 million for the year ended June 30, 2020, an increase of $1.5 million, or 63.5%, compared to non-interest income of $2.4 million for the year ended June 30, 2019. The $1.5 million increase in non-interest income for the year ended June 30, 2020, compared to the prior year, was primarily due to an increase of $925,000 in gain on sale of loans, combined with decreases of $345,000 in loss on sale of real estate, an increase of $219,000 in gain on sale of securities and a $44,000 increase in service charges on deposit accounts,  partially offset by a decrease of $18,000 in other income, and a decrease of $1,000 on income from bank owned life insurance.

Non-Interest Expense.  Non-interest expense increased $1.3 million, or 11.8%, in fiscal 2020 due to increases of $1.2 million in compensation and benefits expense, $168,000 in occupancy and equipment expense, $67,000 in franchise and bank shares tax expense, $41,000 in data processing expense, and $27,000 in loan and collection expense. Non-interest expense increases were partially offset by decreases of $72,000 in advertising expense, $57,000 in audit and examination fees, $49,000 in legal fees, $39,000 in deposit insurance premiums, and $20,000 in other non-interest expense.

Provision for Income Tax Expense.  The provision for income taxes amounted to $957,000 and $1.3 million for the fiscal years ended June 30, 2020 and 2019, respectively. Our effective tax rate was 19.9% for fiscal 2020 and 21.3% for fiscal 2019.

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

Although long-term, fixed-rate mortgage loans made up a significant portion of our interest-earning assets at June 30, 2020, we sold a substantial amount of our one-to-four family residential loans we originated and maintained a significant portfolio of available-for-sale securities during the past few years in order to better position the Company for a rising interest rate environment in the long term.  At June 30, 2020 and 2019, securities available-for-sale amounted to $42.0 million and $41.7 million, respectively, or 8.1% and 9.4%, respectively, of total assets at such dates.

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

Net Portfolio Value.  Our interest rate sensitivity is monitored by management through the use of a model which internally generates estimates of the change in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of June 30, 2020:

Change in Interest Rates in	Net Portfolio Value			NPV as % of Portfolio Value of Assets
Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
300	$57,355	$2,608	4.76%	11.89%	1.28%
200	54,698	(49)	(0.09)	11.00	0.39
100	56,974	2,227	4.07	11.29	0.68
Static	54,747	--	--	10.61	--
(100)	53,825	(922)	(1.68)	10.24	(0.37)
(200)	53,623	(1,124)	(2.05)	10.02	(0.59)

Qualitative Analysis.  Our ability to maintain a positive “spread” between the interest earned on assets and the interest paid on deposits and borrowings is affected by changes in interest rates. Our fixed-rate loans generally are profitable, if interest rates are stable or declining since these loans have yields that exceed our cost of funds. If interest rates increase, however, we would have to pay more on our deposits and new borrowings, which would adversely affect our interest rate spread. In order to counter the potential effects of dramatic increases in market rates of interest, we have underwritten our mortgage loans to allow for their sale in the secondary market. Total loan originations amounted to $311.4 million for fiscal 2020 and $232.9 million for fiscal 2019, while loans sold amounted to $111.8 million and $62.2 million during the same respective periods. We have invested excess funds from loan payments and prepayments and loan sales in investment securities classified as available-for-sale. As a result, Home Federal Bancorp is not as susceptible to rising interest rates as it would be if its interest-earning assets were primarily comprised of long-term fixed rate mortgage loans. With respect to its floating or adjustable rate loans, Home Federal Bancorp writes interest rate floors and caps into such loan documents. Interest rate floors limit our interest rate risk by limiting potential decreases in the interest yield on an adjustable rate loan to a certain level. As a result, we receive a minimum yield even if rates decline farther, and the interest rate on the particular loan would otherwise adjust to a lower amount. Conversely, interest rate ceilings limit the amount by which the yield on an adjustable rate loan may increase to no more than six percentage points over the rate at the time of origination. Finally, we intend to place a greater emphasis on shorter-term consumer loans and commercial business loans in the future.

Liquidity and Capital Resources

Home Federal Bancorp maintains levels of liquid assets deemed adequate by management. Our liquidity ratio averaged 24.97% for the quarter ended June 30, 2020. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings, and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Our deposit accounts with the Federal Home Loan Bank of Dallas amounted to $19.1 million and $5.9 million at June 30, 2020 and 2019, respectively.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents. Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts. If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Dallas, which provide an additional source of funds. At June 30, 2020, we had $1.1 million in advances from the Federal Home Loan Bank of Dallas and had $161.7 million in additional borrowing capacity.  Additionally, at June 30, 2020, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank, whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $19.5 million. There were no amounts purchased under this agreement as of June 30, 2020.  In addition, Home Federal Bancorp had available a $5.0 million line of credit agreement at June 30, 2020 with First National Bankers Bank.  At June 30, 2020 there was a $2.3 million balance in the credit line.

At June 30, 2020, the Company had outstanding loan commitments of $53.1 million to originate loans and commitments under unused lines of credit of $8.5 million. At June 30, 2020, certificates of deposit scheduled to mature in one year or less totaled $88.0 million, or 55.9% of total certificates of deposit. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment. We intend to utilize our high levels of liquidity to fund our lending activities. If additional funds are required to fund lending activities, we intend to sell our securities classified as available-for-sale, as needed.

    At June 30, 2020, Home Federal Bank exceeded each of its capital requirements with tangible equity, common equity Tier 1, core, and total risk-based capital ratios of 10.21%, 16.37%, 10.21%, and 17.63%, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules, and have not had any such arrangements during the two years ended June 30, 2020.  See Notes 9 and 14 to the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Additional COVID-19 Information

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The effects of COVID-19 did not have a material impact on the financial results of the Company as of June 30, 2020.  For the health of our customers and employees, the Bank closed lobbies to all seven branch offices and our main office through June 15, 2020 but remained fully operational.  As an essential business, we continued to provide banking and financial services to our customers with drive-thru access available at all of our branch locations and in-person services available by appointment.  In addition, we continued to provide access to banking and financial services through online banking, ATMs and by telephone.

In response to the COVID-19 crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020. The CARES Act provided an estimated $2.2 trillion of economy-wide financial stimulus to combat the pandemic and stimulate the economy in the form of financial aid to individuals, businesses, nonprofits, states, and municipalities through loans, grants, tax changes, and other types of relief.

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

Through June 30, 2020, Home Federal Bank has funded 374 PPP loans with total principal balances of $46.2 million to existing customers and key prospects located primarily in our trade area of NW Louisiana.

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

             The Bank handles loan payment modification requests on a case-by-case basis considering the effects of the COVID-19 pandemic, related economic slow-down and stay-at-home orders on our customer and their current and projected cash flows through the term of the loan. Through June 30, 2020, we modified 216 loans with principal balances totaling $84.1 million representing 23.0% of our loans outstanding as of June 30, 2020. A majority of deferrals are three-month payment deferrals of principal and interest, with payments after deferral increased to collect amounts deferred. It is too early to determine if these modified loans will perform in accordance with their modified terms.

             Details with respect to actual loan modifications are as follows:

	Number of Covid-19 Deferments June 30, 2020	Balance (in thousands)	Percent of Total Loans at June 30, 2020
One-to-Four Family Residential	101	$27,705	25.6%
Commercial real estate	40	28,278	32.5
Multi-family residential	9	18,046	38.0
Land	7	1,190	6.6
Construction	1	680	8.3
Equity and Second Mortgage	--	--	--
Equity Lines of Credit	19	1,586	12.9
Commercial business	39	6,609	8.1
Consumer	--	--	--
Total	216	$84,094	23.0%

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Home Federal Bancorp, Inc.
   of Louisiana and Subsidiary
Shreveport, Louisiana

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Home Federal Bancorp, Inc. of Louisiana, and its subsidiary (the Company) as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Covington, Louisiana
September 28, 2020

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Balance Sheets
June 30, 2020 and 2019

	June 30,
	2020	2019
	(In Thousands)
ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $50,417 and $10,632 For 2020 and 2019, Respectively)	$54,871	$18,108
Debt Securities Available-for-Sale	42,060	41,655
Securities Held-to-Maturity (fair value of $21,879 and $25,532, For 2020 and 2019, Respectively)	20,858	25,349
Loans Held-for-Sale	14,798	8,608
Loans Receivable, Net of Allowance for Loan Losses of $4,081 and $3,452 for 2020 and 2019, Respectively	359,927	324,134
Accrued Interest Receivable	1,860	1,172
Premises and Equipment, Net	13,235	13,554
Bank Owned Life Insurance	7,087	6,948
Deferred Tax Asset	757	849
Other Real Estate Owned	950	1,366
Other Assets	1,817	710

Total Assets	$518,220	$442,453

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$103,422	$59,351
Interest-bearing	357,388	328,813
Total Deposits	460,810	388,164
Advances from Borrowers for Taxes and Insurance	522	584
Short-term Federal Home Loan Bank Advances	193	295
Long-term Federal Home Loan Bank Advances	867	1,060
Other Borrowings	2,300	450
Other Accrued Expenses and Liabilities	2,993	1,558
Total Liabilities	467,685	392,111

STOCKHOLDERS’ EQUITY
Preferred Stock – $.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	--	--
Common Stock – $.01 Par Value; 40,000,000 Shares Authorized; 1,724,512 and 1,845,482 Shares Issued and Outstanding at June 30, 2020 and 2019, Respectively	22	23
Additional Paid-in Capital	36,531	35,914
Unearned ESOP Stock	(870)	(985)
Unearned RRP Trust Stock	--	--
Retained Earnings	13,937	15,370
Accumulated Other Comprehensive Income	915	20

Total Stockholders’ Equity	50,535	50,342

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$518,220	$442,453

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Operations
For the Years Ended June 30, 2020 and 2019

	For the Years Ended June 30,
	2020	2019
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, Including Fees	$18,435	$18,058
Mortgage-Backed Securities	1,559	1,398
Investment Securities	52	62
Other Interest-Earning Assets	290	328

Total Interest Income	20,336	19,846

INTEREST EXPENSE
Deposits	5,045	4,380
Federal Home Loan Bank Borrowings	57	143
Other Borrowings	52	9

Total Interest Expense	5,154	4,532
Net Interest Income	15,182	15,314

PROVISION FOR LOAN LOSSES	1,891	600

Net Interest Income after Provision for Loan Losses	13,291	14,714

NON-INTEREST INCOME
Gain on Sale of Loans	2,480	1,555
Loss on Sale of Real Estate and Fixed Assets	--	(345)
Realized Gain on Sale of Securities	219	--
Income on Bank Owned Life Insurance	139	140
Service Charges on Deposit Accounts	1,019	975
Other Income	42	60

Total Non-Interest Income	3,899	2,385

NON-INTEREST EXPENSE
Compensation and Benefits	7,687	6,443
Occupancy and Equipment	1,527	1,359
Franchise and Bank Shares Tax	459	392
Advertising	290	362
Data Processing	574	533
Audit and Examination Fees	185	242
Legal Fees	495	544
Loan and Collection Expense	317	290
Deposit Insurance Premiums	49	88
Other Expenses	800	820

Total Non-Interest Expense	12,383	11,073

Income Before Income Taxes	4,807	6,026

PROVISION FOR INCOME TAX EXPENSE	957	1,283

Net Income	$3,850	$4,743
EARNINGS PER SHARE:
Basic	$2.29	$2.68
Diluted	$2.14	$2.50

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
For the Years Ended June 30, 2020 and 2019

	For the Years Ended June 30,
	2020	2019
	(In Thousands)
Net Income	$3,850	$4,743

Other Comprehensive Income, Net of Tax
Investment securities available-for-sale:
Net unrealized gains	1,352	1,351
Income Tax Effect	(284)	(285)
Reclassification adjustments for net (gains) losses realized in net income	(219)	--
Income tax effect	46	--
Other comprehensive income	895	1,066
Total Comprehensive Income	$4,745	$5,809

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended June 30, 2020 and 2019

	Common Stock	Additional Paid-In Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
			(In Thousands)
BALANCE - June 30, 2018	$23	$35,057	$(1,100)	$(22)	$14,125	$(1,046)	$47,037
Share Awards Earned	--	134	--	--	--	--	134
ESOP Compensation Earned	--	253	115	--	--	--	368
Stock Options Exercised	--	325	--	--	--	--	325
Distribution of RRP Trust Stock	--	2	--	22	--	--	24
Dividends Paid	--	--	--	--	(1,051)	--	(1,051)
Stock Options Vested	--	143	--	--	--	--	143
Company Stock Purchased	--	--	--	--	(2,447)	--	(2,447)
Net Income	--	--	--	--	4,743	--	4,743
Other Comprehensive Income, Unrealized Gain on Debt Securities, Net of Tax	--	--	--	--	--	1,066	1,066
BALANCE - June 30, 2019	$23	$35,914	$(985)	$--	$15,370	$20	$50,342
Share Awards Earned	--	153	--	--	--	--	153
ESOP Compensation Earned	--	238	115	--	--	--	353
Stock Options Exercised	--	65	--	--	--	--	65
Distribution of RRP Trust Stock	--	24	--	--	--	--	24
Dividends Paid	--	--	--	--	(1,142)	--	(1,142)
Stock Options Vested	--	137	--	--	--	--	137
Company Stock Purchased	(1)	--	--	--	(4,141)	--	(4,142)
Net Income	--	--	--	--	3,850	--	3,850
Other Comprehensive Income, Unrealized Gain on Debt Securities, Net of Tax	--	--	--	--	--	895	895
BALANCE – June 30, 2020	$22	$36,531	$(870)	$--	$13,937	$915	$50,535

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Years Ended June 30, 2020 and 2019

	For the Years Ended June 30,
	2020	2019
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$3,850	$4,743
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Gain on Sale of Loans	(2,480)	(1,555)
Realized Gain on Sale of Securities	(219)	--
Net Amortization and Accretion on Securities	89	109
Amortization of Deferred Loan Fees	(175)	(188)
Provision for Loan Losses	1,891	600
Real Estate Owned Valuation Adjustment	--	75
Depreciation of Premises and Equipment	653	536
Loss on Sale of Real Estate and Fixed Assets	--	345
ESOP Compensation Expense	353	368
Stock Options Expense	137	135
Deferred Income Tax Expense (Benefit)	92	(30)
Federal Home Loan Bank Stock Certificate	(53)	(62)
Recognition and Retention Plan and Share Awards Expense	151	167
Increase in Cash Surrender Value on Bank Owned Life Insurance	(139)	(140)
Bad Debt Recovery	120	13
Changes in Assets and Liabilities:
Origination and Purchase of Loans Held-for-Sale	(111,824)	(60,120)
Sale and Principal Repayments on Loans Held-for-Sale	108,114	59,829
Accrued Interest Receivable	(688)	(26)
Other Operating Assets	1,107	130
Other Operating Liabilities	1,435	(133)

Net Cash Provided by Operating Activities	200	4,796

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Principal Collections, Net	(40,813)	(7,915)
Deferred Loan Fees Collected	1,438	99
Acquisition of Premises and Equipment	(970)	(2,611)
Proceeds from Sale of Real Estate	2,470	540
Improvements to Real Estate Owned Prior to Disposition	(36)	(52)
Activity in Available-for-Sale Securities:
Principal Payments on Mortgage-Backed Securities	12,269	8,476
Sale of Securities	9,856	--
Purchases of Securities	(21,250)	(18,496)
Activity in Held-to-Maturity Securities:
Purchases of Municipal Bonds	(245)	--
Principal Payments on Mortgage-Backed Securities	4,771	2,530

Net Cash Used in Investing Activities	(32,510)	(17,429)

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Cash Flows (Continued)
For the Years Ended June 30, 2020 and 2019

	For the Years Ended June 30,
	2020	2019
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$72,646	$27,904
Repayments of Advances from Federal Home Loan Bank	(295)	(10,282)
Dividends Paid	(1,142)	(1,051)
Company Stock Purchased	(4,142)	(2,447)
Net (Decrease) Increase in Advances from Borrowers for Taxes and Insurance	(62)	141
Proceeds from Other Bank Borrowings	2,300	900
Repayment of Other Bank Borrowings	(450)	(750)
Proceeds from Stock Options Exercised	65	325
Recognition and Retention Plan Share Distributions	153	134

Net Cash Provided by Financing Activities	69,073	14,874

NET INCREASE IN CASH AND CASH EQUIVALENTS	36,763	2,241

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	18,108	15,867

CASH AND CASH EQUIVALENTS, END OF YEAR	$54,871	$18,108

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	5,161	4,537
Income Taxes Paid	760	1,286

Market Value Adjustment for Unrealized Gain on Debt Securities Available For Sale	1,132	1,349
Loan Originations to Finance Sale of Real Estate	--	896
Transfer from Loans to Other Real Estate	950	1,366
Initial recognition of operating leases right of use assets	877	--
Initial recognition of operating leases right of use liabilities	877	--

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

At June 30, 2020 and 2019, cash and cash equivalents consisted of the following:

	2020	2019
	(In Thousands)
Cash on Hand	$1,205	$1,004
Demand Deposits at Other Institutions	35,591	14,329
Federal Funds Sold	18,075	2,775

Total	$54,871	$18,108

Securities
Securities are being accounted for in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320's, Investments which requires the classification of securities into one of three categories: Trading, Available-for-Sale, or Held-to-Maturity.  Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates this classification periodically.

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

The Company held no trading securities as of June 30, 2020 and 2019.

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

Non-Direct Response Advertising
The Company expenses all advertising costs, except for direct-response advertising, as incurred.  Non-direct response advertising costs were $290,000 and $362,000 for the years ended June 30, 2020 and 2019, respectively.

In the event the Company incurs expense for material direct-response advertising, it will be amortized over the estimated benefit period.  Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits.  For the years ended June 30, 2020 and 2019, the Company did not incur any amount of direct-response advertising.

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

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	2020	2019
	(In Thousands)
Net Unrealized Gain on Debt Securities Available-for-Sale	$1,158	$26
Tax Effect	(243)	(6)

Net-of-Tax Amount	$915	$20

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  For public business entities that are SEC filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods with those fiscal years.  The extent of the impact upon adoption is not known and will depend on the characteristics of the Company’s loan portfolio and economic conditions on that date as well as forecasted conditions thereafter.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY Notes to Consolidated Financial

Note 1.           Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)
In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), for fiscal years beginning after December 15, 2018. This Update was issued in response to diversity in practice in the amortization period for premiums of callable debt securities and in how the potential for exercise of a call is factored into current impairment assessments.  As such, these amendments reduce the amortization period for certain callable debt securities carried at a premium and require the premium to be amortized over the period not to exceed the earliest call date.  These amendments do not apply to securities carried at a discount.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.”  The ASU removes, modifies, and adds certain disclosure requirements for fair value measurements.  ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019.  In addition, entities may early adopt the modified or eliminated disclosure requirements and delay adoption of the additional disclosure requirements until effective date. ASU No. 2018-13 did not impact our consolidated financial statements, as the update only revises disclosure requirements.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY Notes to Consolidated Financial

Note 1.           Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

Accounting Standards Adopted in 2020
A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee. Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches with terms extending through 2058. Substantially all of the Company’s leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated statements of condition. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated statements of condition as right-of-use (“ROU”) assets and corresponding lease liabilities.

The following table represents the consolidated statements of condition classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) on the consolidated statements of condition.

(In Thousands)		June 30, 2020
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other Assets	$877
Total Lease Right-of-Use Assets		$877

Lease Liabilities
Operating lease liabilities	Other Accrued Expenses and Liabilities	$887
Total Lease Liabilities		$887

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019, was us For the Company’s only finance lease, the Company utilized its incremental borrowing rate at lease inception.

June 30, 2020
Weighted-average remaining lease term
Operating lease	38.4 years

Weighted-average discount rate
Operating leases	3.00%

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY Notes to Consolidated Financial

Note 2.           Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$5,018	$141	$--	$5,159
FNMA Mortgage-Backed Certificates	30,820	1,032	--	31,852
GNMA Mortgage-Backed Certificates	5,064	23	38	5,049

Total Debt Securities	40,902	1,196	38	42,060

Total Securities Available-for-Sale	$40,902	$1,196	$38	$42,060

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Securities	$1,109	$20	$--	$1,129
FNMA Mortgage-Backed Securities	16,546	997	--	17,543

Total Debt Securities	17,655	1,017	--	18,672

Municipals	243	4	--	247

Equity Securities (Non-Marketable)
27,094 Shares – Federal Home Loan Bank	2,710	--	--	2,710
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,960	--	--	2,960

Total Securities Held-to-Maturity	$20,858	$1,021	$--	$21,879

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$8,168	$43	$131	$8,080
FNMA Mortgage-Backed Certificates	25,071	355	149	25,277
GNMA Mortgage-Backed Certificates	8,390	19	111	8,298

Total Debt Securities	41,629	417	391	41,655

Total Securities Available-for-Sale	$41,629	$417	$391	$41,655

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$1,134	$--	$18	$1,116
FNMA Mortgage-Backed Certificates	21,308	338	137	21,509

Total Debt Securities	22,442	338	155	22,625

Equity Securities (Non-Marketable)
26,571 Shares – Federal Home Loan Bank	2,657	--	--	2,657
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,907	--	--	2,907

Total Securities Held-to-Maturity	$25,349	$338	$414	$25,532

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY Notes to Consolidated Financial

Note 2.           Securities (Continued)

The amortized cost and fair value of securities by contractual maturity at June 30, 2020, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Debt Securities
Within One Year or Less	$13	$13	$--	$--
One through Five Years	13,770	14,130	--	--
After Five through Ten Years	27,119	27,917	--	--
Over Ten Years	--	--	17,655	18,672

	40,902	42,060	17,655	18,672

Municipals	--	--	243	247

Other Equity Securities	--	--	2,960	2,960

Total	$40,902	$42,060	$20,858	$21,879

Information pertaining to securities with gross unrealized losses at June 30, 2020 and 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2020
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$--	$--	$38	$2,816

Total Securities Available-for-Sale	$--	$--	$38	$2,816

	June 30, 2019
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$--	$--	$391	$19,149

Total Securities Available-for-Sale	$--	$--	$391	$19,149

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY Notes to Consolidated Financial

Note 2.          Securities (Continued)

The unrealized losses on the Company’s investment in mortgage-backed securities at June 30, 2020 and 2019 were caused by interest rate changes.  The contractual cash flows of these investments are guaranteed by agencies of the U.S. government.  Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2020.

At June 30, 2020 and 2019, securities with a carrying value of $1.7 million and $2.3 million, respectively, were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $162.1 million and $152.2 million, respectively, were pledged to secure FHLB advances.

Note 3.	Loans Receivable

Loans receivable at June 30, 2020 and 2019, are summarized as follows:

	2020	2019
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$108,146	$118,945
Commercial	87,088	83,397
Multi-Family Residential	47,432	46,171
Land	18,068	16,106
Construction	8,159	9,502
Equity and Second Mortgage	1,410	1,262
Equity Lines of Credit	12,252	15,619

Total Mortgage Loans	282,555	291,002

Commercial Loans	81,909	35,990
Consumer Loans
Loans on Savings Accounts	364	439
Other Consumer Loans	615	329

Total Consumer Other Loans	979	768
Total Loans	365,443	327,760

Less: Allowance for Loan Losses	(4,081)	(3,452)
Unamortized Loan Fees	(1,435)	(174)

Net Loans Receivable	$359,927	$324,134

An analysis of the allowance for loan losses follows:

	2020	2019
	(In Thousands)

Balance - Beginning of Year	$3,452	$3,425
Provision for Loan Losses	1,891	600
Recoveries	120 13	13
Loan Charge-Offs	(1,382)	(586)

Balance – End of Year	$4,081	$3,452

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY Notes to Consolidated Financial

Note 3.          Loans Receivable (Continued)

Fixed rate loans receivable, as of June 30, 2020, are scheduled to mature and adjustable rate loans are scheduled to re-price as follows (in thousands):

	Under	Over One	Over Five	Over
	One	to Five	to Ten	Ten
	Year	Years	Years	Years	Total
		(In Thousands)
Loans Secured by One-to-Four Family Residential
Fixed Rate	$8,365	$42,995	$5,475	$23,817	$80,652
Adjustable Rate	3,196	10,019	5,803	8,476	27,494
Other Loans Secured by Real Estate
Fixed Rate	19,948	79,559	26,576	13,619	139,702
Adjustable Rate	34,707	--	--	--	34,707
All Other Loans
Fixed Rate	2,847	60,633	6,159	1,906	71,545
Adjustable Rate	11,343	--	--	--	11,343

Total	$80,406	$193,206	$44,013	$47,818	$365,443

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

The following tables present the grading of loans, segregated by class of loans, as of June 30, 2020 and 2019:

June 30, 2020	Pass and Pass Watch	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$106,886	$475	$785	$--	$108,146
Commercial	83,376	1,915	1,797	--	87,088
Multi-Family Residential	47,432	--	--	--	47,432
Land	15,087	--	2,981	--	18,068
Construction	8,159	--	--	--	8,159
Equity and Second Mortgage	1,410	--	--	--	1,410
Equity Lines of Credit	12,235	17	--	--	12,252
Commercial Loans	81,452	--	457	--	81,909
Consumer Loans	979	--	--	--	979

Total	$357,016	$2,407	$6,020	$--	$365,443

June 30, 2019	Pass and Pass Watch	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$118,459	$17	$469	$--	$118,945
Commercial	80,087	--	3,310	--	83,397
Multi-Family Residential	46,171	--	--	--	46,171
Land	13,126	--	2,980	--	16,106
Construction	9,502	--	--	--	9,502
Equity and Second Mortgage	1,168	64	30	--	1,262
Equity Lines of Credit	15,619	--	--	--	15,619
Commercial Loans	35,367	--	623	--	35,990
Consumer Loans	768	--	--	--	768

Total	$320,267	$81	$7,412	$--	$327,760

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY Notes to Consolidated Financial

Note 3.           Loans Receivable (Continued)

Credit Quality Indicators (Continued)
An aging analysis of past due loans, segregated by class of loans, as of June 30, 2020 and 2019, is as follows:

June 30, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,312	$557	$1,003	$2,872	$105,274	$108,146	$319
Commercial	--	--	1,797	1,797	85,291	87,088	--
Multi-Family Residential	--	--	--	--	47,432	47,432	--
Land	--	--	2,981	2,981	15,087	18,068	--
Construction	--	--	--	--	8,159	8,159	--
Equity and Second Mortgage	--	--	--	--	1,410	1,410	--
Equity Lines of Credit	--	--	--	--	12,252	12,252	--
Commercial Loans	--	--	457	457	81,452	81,909	--
Consumer Loans	--	--	--	--	979	979	--

Total	$1,312	$557	$6,238	$8,107	$357,336	$365,443	$319

							Recorded
							Investment
						Total	> 90 Days
	30-59 Days	60-89 Days	90 Days or	Total		Loans	and
June 30, 2019	Past Due	Past Due	More	Past Due	Current	Receivable	Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,204	$715	$596	$3,515	$115,430	$118,945	$420
Commercial	--	--	--	--	83,397	83,397	--
Multi-Family Residential	--	--	--	--	46,171	46,171	--
Land	--	--	2,981	2,981	13,125	16,106	--
Construction	--	--	--	--	9,502	9,502	--
Equity and Second Mortgage	120	--	--	120	1,142	1,262	--
Equity Lines of Credit	--	49	--	49	15,570	15,619	--
Commercial Loans	--	--	215	215	35,775	35,990	49
Consumer Loans	--	--	--	--	768	768	--

Total	$2,324	$764	$3,792	$6,880	$320,880	$327,760	$469

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY Notes to Consolidated Financial

Note 3.            Loans Receivable (Continued)

Credit Quality Indicators (Continued)
The allowance for loan losses and recorded investment in loans for the year ended June 30, 2020 and 2019 was as follows:

	Real Estate Loans
			Multi-				Commercial	Consumer
June 30, 2020	Residential	Commercial	Family	Land	Construction	Other	Loans	Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,017	$508	$338	$100	$115	$144	$1,227	$3	$3,452
Charge-Offs	(40)	(100)	--	--	--	(107)	(1,135)	--	(1,382)
Recoveries	2	--	--	--	--	9	109	--	120
Current Provision	(13)	160	26	924	(35)	80	748	1	1,891
Ending Balances	$966	$568	$364	$1,024	$80	$126	$949	$4	$4,081

Evaluated for Impairment:
Individually	34	23	--	907	--	--	--	--	964
Collectively	932	545	364	117	80	126	949	4	3,117

Loans Receivable:
Ending Balances – Total	$108,146	$87,088	$47,432	$18,068	$8,159	$13,662	$81,909	$979	$365,443
Ending Balances:
Evaluated for Impairment:
Individually	1,260	3,712	--	2,981	--	17	457	--	8,427
Collectively	$106,886	$83,376	$47,432	$15,087	$8,159	$13,645	$81,452	$979	$357,016

	Real Estate Loans
			Multi-				Commercial	Consumer
June 30, 2019	Residential	Commercial	Family	Land	Construction	Other	Loans	Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,166	$436	$256	$161	$163	$311	$929	$3	$3,425
Charge-Offs	(277)	--	--	(289)	--	(20)	--	--	(586)
Recoveries	--	--	--	--	--	13	--	--	13
Current Provision	128	72	82	228	(48)	(160)	298	--	600
Ending Balances	$1,017	$508	$338	$100	$115	$144	$1,227	$3	$3,452

Evaluated for Impairment:
Individually	--	238	--	--	--	--	--	--	238
Collectively	1,017	270	338	100	115	144	1,227	3	3,214

Loans Receivable:
Ending Balances - Total	$118,945	$83,397	$46,171	$16,106	$9,502	$16,881	$35,990	$768	$327,760
Ending Balances:
Evaluated for Impairment:
Individually	469	3,310	--	2,980	--	30	623	--	7,412
Collectively	$118,476	$80,087	$46,171	$13,126	$9,502	$16,851	$35,367	$768	$320,348

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY Notes to Consolidated Financial

Note 3.           Loans Receivable (Continued)

Credit Quality Indicators (Continued)
The following table’s present loans individually evaluated for impairment, segregated by class of loans, as of June 30, 2020 and 2019:

June 30, 2020	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,260	$1,260	$--	$1,260	$--	$1,271
Commercial	3,712	3,712	--	3,712	--	5,108
Multi-Family Residential	--	--	--	--	--	--
Land	2,981	--	2,981	2,981	907	2,981
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	17	17	--	17	--	17
Commercial Loans	457	457	--	457	--	457
Consumer Loans	--	--	--	--	--	--

Total	$8,427	$5,446	$2,981	$8,427	$907	$9,834

June 30, 2019	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$469	$469	$--	$469	$--	$474
Commercial	3,310	--	3,310	3,310	238	3,877
Multi-Family Residential	--	--	--	--	--	--
Land	2,980	2,980	--	2,980	--	2,951
Construction	--	--	--	--	--	--
Equity and Second Mortgage	30	30	--	30	--	30
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	623	623	--	623	--	630
Consumer Loans	--	--	--	--	--	--

Total	$7,412	$4,102	$3,310	$7,412	$238	$7,962

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY Notes to Consolidated Financial

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

Information about the Company’s TDRs is as follows (in thousands):

	June 30, 2020
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial business	$--	$457	$457	$457
1-4 Family Residential	--	76	76	76
Commercial real estate	--	1,797	1,797	1,797

	June 30, 2020
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial business	$457	$122	$122	$579
1-4 Family Residential	76	--	--	76
Commercial real estate	3,310	--	--	3,310

During the year ended June 30, 2020 there was one loan relationship with a customer consisting of six loans comprised of three commercial real estate loans, two non-real estate loans, and one single family residential loan with pre-modification balance of $2.3 million identified as TDRs after conversion of the loans’ interest rates and payment term modifications. For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result, the loan is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of June 30, 2020, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY Notes to Consolidated Financial

Note 3.           Loans Receivable (Continued)

Credit Quality Indicators (Continued)
For each of the years ended June 30, 2020 and 2019, approximately $464,000 and $274,000, respectively, of interest was foregone on non-accrual loans.  Impaired loans consisted of non-accruing loans at June 30, 2020 and 2019, and TDRs at June 30, 2020 and 2019.  Impaired loans, segregated by class of loans, were as follows:

	2020	2019
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$785	$295
Commercial	1,797	3,310
Multi-Family Residential	--	--
Land	2,981	2,980
Construction	--	--
Equity and Second Mortgage	--	--
Equity Lines of Credit	--	30
Commercial Loans	457	623
Consumer Loans	--	--

Total	$6,020	$7,238

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

             The Bank handles loan payment modification requests on a case-by-case basis considering the effects of the COVID-19 pandemic, related economic slow-down and stay-at-home orders on our customer and their current and projected cash flows through the term of the loan. Through June 30, 2020, we modified 216 loans with principal balances totaling $84.1 million representing 23.0% of our loans outstanding as of June 30, 2020. A majority of deferrals are three-month payment deferrals of principal and interest, with payments after deferral increased to collect amounts deferred. It is too early to determine if these modified loans will perform in accordance with their modified terms.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY Notes to Consolidated Financial

Note 3.           Loans Receivable (Continued)

     Details with respect to actual loan modifications are as follows:
	Number of Covid-19 Deferments June 30, 2020	Balance (in thousands)	Percent of Total Loans at June 30, 2020
One-to-Four Family Residential	101	$27,705	25.6%
Commercial real estate	40	28,278	32.5
Multi-family residential	9	18,046	38.0
Land	7	1,190	6.6
Construction	1	680	8.3
Equity and Second Mortgage	--	--	--
Equity Lines of Credit	19	1,586	12.9
Commercial business	39	6,609	8.1
Consumer	--	--	--
Total	216	$84,094	23.0%

Note 4.	Accrued Interest Receivable

Accrued interest receivable at June 30, 2020 and 2019 consisted of the following:
	2020	2019
	(In Thousands)
Accrued Interest on:
Mortgage Loans	$364	$391
Other Loans	1,382	654
Investments	3	2
Municipals	3	--
Mortgage-Backed Securities	108	125

Total	$1,860	$1,172

Note 5.	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:
	2020	2019
	(In Thousands)

Land	$4,029	$4,594
Buildings	11,248	10,590
Equipment	2,169	2,031
Construction in Progress	243	140
	17,689	17,355
Accumulated Depreciation	(4,454)	(3,801)

Total	$13,235	$13,554

Depreciation expense charged against operations for the years ended June 30, 2020 and 2019 was $653,000 and $536,000, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY Notes to Consolidated Financial

Note 6.	Deposits

Deposits at June 30, 2020 and 2019 are summarized as follows:

	Weighted	Weighted
	Average	Average
	Rate at	Rate at	2020		2019
	6/30/2020	6/30/2019	Amount	Percent	Amount	Percent
			(Dollars in Thousands)
Non-Interest Bearing	0.00%	0.00%	$103,422	22.44%	$59,351	15.29%
NOW Accounts	0.32%	0.55%	41,365	8.98	31,045	8.00
Money Market	0.41%	1.21%	74,637	16.20	74,934	19.31
Passbook Savings	0.77%	0.77%	83,797	18.18	39,569	10.19
			303,221	65.80	204,899	52.79

Certificates of Deposit	1.87%	2.07%	157,589	34.20	183,265	47.21

Total Deposits			$460,810	100.00%	$388,164	100.00%

The composition of certificates of deposit accounts by interest rate is as follows:

	2020		2019
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
0.00% to 0.99%	$16,843	10.69%	$12,627	6.89%
1.00% to 1.99%	69,751	44.26	65,745	35.87
2.00% to 2.99%	68,929	43.74	102,767	56.08
3.00% to 3.99%	2,066	1.31	2,126	1.16

Total Deposits	$157,589	100.00%	$183,265	100.00%

Maturities of certificates of deposit accounts at June 30, 2020 are scheduled as follows:

			Weighted
Year Ending			Average
June 30,	Amount	Percent	Rate
	(Dollars in Thousands)
2021	$88,043	55.87%	1.68%
2022	36,923	23.43	2.11
2023	13,395	8.50	1.97
2024	14,355	9.11	2.45
2025	4,765	3.02	1.43
2026	108	0.07	0.80
Total	$157,589	100.00%	1.87%

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY Notes to Consolidated Financial

Note 6.             Deposits (Continued)

Interest expense on deposits for the years ended June 30, 2020 and 2019 was as follows:

	2020	2019
	(In Thousands)
NOW and Money Market	$903	$927
Passbook Savings	700	195
Certificates of Deposit	3,442	3,258

Total	$5,045	$4,380

The aggregate amount of time deposits in denominations of $100,000 or more at June 30, 2020 and 2019 was $115.5 million and $131.9 million, respectively.

At June 30, 2020 and 2019, the Bank had brokered certificates of deposit totaling $16.0 million and $11.2 million, respectively.

Note 7.            Advances from Federal Home Loan Bank of Dallas

Pursuant to collateral agreements with the Federal Home Loan Bank of Dallas (FHLB), advances are secured by a blanket floating lien on first mortgage loans.  Total interest expense recognized amounted to $57,000 and $143,000 for fiscal years 2020 and 2019, respectively.

Advances at June 30, 2020 and 2019 consisted of the following:

	Advance Total
Contract Rate	2020	2019
	(In Thousands)
0.00% to 0.99%	$--	$--
1.00% to 1.99%	--	--
2.00% to 2.99%	--	--
3.00% to 3.99%	--	--
4.00% to 4.99%	1,060	1,355

Total	$1,060	$1,355

Maturities of advances at June 30, 2020 are as follows (in thousands):

Year Ending
June 30,	Amount
2021	$193
2022	35
2023	832
2024	--
2025	--
Thereafter	--

Total	$1,060

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY Notes to Consolidated Financial

Note 8.          Other Borrowings

At June 30, 2020 and 2019, the Company had available a $5.0 million line of credit agreement with First National Bankers Bank with the latest line maturing February 21, 2021. The line is secured by shares of the subsidiary Bank’s common stock and bears interest at an initial rate of 4.75%, subject to change when adjustments are made to Wall Street Journal Prime.  At June 30, 2020, the line had an outstanding balance of $2.3 million.   Interest expense amounted to $52,000 and $9,000 for the years ended June 30, 2020 and 2019, respectively.

Note 9.	Commitments

Lease Commitments
The Bank leases property for two branch facilities expiring in various years through May 2028.

Future minimum rental payments resulting from the non-cancelable term of these leases are as follows (in thousands):

Year Ending
June 30,	Amount
(In Thousands)
2021	$79
2022	31
2023	31
2024	31
2025	31
Thereafter	93

Total	$296

Total rent expense paid under the terms of these leases for the years ended June 30, 2020 and 2019 amounted to $91,000 and $88,000, respectively.

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

The future minimum commitments for the on-line processing services are as follows (in thousands):

Year Ending
June 30,	Amount
(In Thousands)
2021	$346
2022	346
2023	346
2024	317
Total	$1,355

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY Notes to Consolidated Financial

Note 9.	Commitments (Continued)

Employment Contracts
The Company and the Bank have employment contracts with a certain key employee.  These contracts provide for compensation and termination benefits.  The future minimum commitments for the employment contracts are as follows (in thousands):

Year Ending
June 30,	Amount
(In Thousands)
2021	$194
2022	194
2023	194

Total	$582

Letters of Credit
At June 30, 2020, the Company had secured letters of credit in the aggregate amount of $31.7 million outstanding with the Federal Home Loan Bank, and $31.7 million expiring within one year.  These letters of credit were issued to secure public body deposits.  There were no outstanding borrowings associated with these letters of credit at June 30, 2020.

Note 10.          Income Taxes

The Company and its subsidiary file consolidated federal income tax returns.  The current provision for federal and state income taxes is calculated on pretax accounting income adjusted by items considered to be permanent differences between book and taxable income.  Income tax expense for the years ended June 30, 2020 and 2019 is summarized as follows:

	2020	2019
	(In Thousands)
Current	$865	$1,313
Deferred	92	(30)

Total	$957	$1,283

The effective federal income tax rate for the years ended June 30, 2020 and 2019 was 19.9% and 21.3%, respectively.  Reconciliations of income tax expense at the statutory rate to the Company’s effective rates are as follows:

	2020	2019
	(In Thousands)
Computed at Expected Statutory Rate	$1,009	$1,265
Non-Taxable Income	--	--
Other	(52)	18

Provision for Income Tax Expense	$957	$1,283

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY Notes to Consolidated Financial

Note 10.          Income Taxes (Continued)

At June 30, 2020 and 2019, temporary differences between the financial statement carrying amount and tax bases of assets that gave rise to deferred tax recognition were related to the effect of loan bad debt deduction differences for tax and book purposes, deferred stock option compensation, and supplemental employee retirement benefits.  The deferred tax expense or benefit related to securities available-for-sale has no effect on the Company’s income tax provision since it is charged or credited to the Company’s other comprehensive income or loss equity component.  A valuation allowance has been established to eliminate the deferred tax benefit of capital losses due to the uncertainty as to whether the tax benefits would be realized in future periods.

The net deferred income tax asset and liability consisted of the following components at June 30, 2020 and 2019:

	2020	2019
	(In Thousands)
Deferred Tax Assets
Market Value Adjustment to Available-for-Sale Securities	$(243)	$(5)
Stock Option and SERP Compensation	237	223
Loans Receivable – Bad Debt Loss Allowance	791	659
Capital Losses	59	92
	844	969
Valuation Allowance	(86)	(120)

Net Deferred Tax Assets	$758	$849

Included in retained earnings at June 30, 2020 and 2019 is approximately $3.3 million for which no deferred Federal income tax liability has been recorded. This amount consists of the total amount of bad debt reserves deducted for income tax reporting purposes prior to January 1, 1988. Under current tax law, these pre-1988 bad debt reserves are subject to recapture into taxable income if the Bank were to (a) make certain “non-dividend distributions,” which include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation or (b) cease to maintain a bank or thrift charter. The unrecorded deferred tax liability was approximately $693,000 at June 30, 2020 and 2019.

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

Note 11.           Employee Benefit Plans

Effective November 15, 2004, the Bank adopted the Home Federal Bank Employees’ Savings and Profit Sharing Plan and Trust.  This plan complies with the requirements of Section 401(k) of the Internal Revenue Code.  Those eligible for this defined contribution plan must have completed twelve months of full time service and attained age 21.  For 2020, participating employees may make elective salary reduction contributions of up to $19,500 of their eligible compensation.  The Bank will contribute a basic “safe harbor” contribution of 3% of participant plan salary and will match 100% of the first 6% of plan salary elective deferrals.  The Bank is also permitted to make discretionary contributions to be allocated to participant accounts.  Pension costs, including administrative fees, attributable to the Bank’s 401(k) safe harbor plan for the years ended June 30, 2020 and 2019 were $222,000 and $199,000 respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY Notes to Consolidated Financial

Note 11.            Employee Benefit Plans (Continued)

During fiscal year 2011, the Company established a Survivor Benefit Plan for the benefit of selected executives.  The purpose of the plan is to provide benefits to designated beneficiaries, if a participant dies while employed by the Company.  The plan is considered an unfunded plan for tax and ERISA purposes, and all obligations arising under the plan are payable from the general assets of the Company.  At June 30, 2020 and 2019, there were no obligations requiring accrual for this plan.

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

For the years ended June 30, 2020 and 2019, the Company recorded compensation expense totaling $39,893 and $38,506, respectively, to accrue the benefits required by the Supplemental Executive Retirement Agreements.  The Bank’s compensation expense under the agreement with Mr. Herndon was fully accrued as of December 31, 2017.

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

As compensation expense is incurred, the unearned ESOP shares account is reduced based on the original cost of the stock.  The difference between the cost and the average market price of shares released for allocation is applied to additional paid-in capital.  ESOP compensation expense for the years ended June 30, 2020 and 2019, was approximately $353,000 and $368,000, respectively.

The ESOP shares as of June 30, 2020 and 2019, were as follows:

	2020	2019
Allocated and Committed to be Released Shares, Beginning of Year	121,251	110,228
Shares Allocated and Committed to be Released During the Year	11,023	11,023
Unallocated and Unreleased Shares, as of Year End	84,619	95,642

Total ESOP Shares	216,893	216,893

Fair Value of Unreleased Shares (In Thousands)	$2,099	$3,180

Stock Price	$24.81	$33.25

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

The cost associated with the 2011 Recognition Plan is based on a share price of $18.92 on July 31, 2014, which represents the fair market price of the Company’s stock on the date on which the 2011 Recognition Plan shares were granted. The cost of the 2011 Recognition Plan was recognized over the five year vesting period.  The final vesting occurred on July 31, 2019, and the 2011 Recognition Plan terminated effective on that date.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY Notes to Consolidated Financial

Note 13.	Stock-Based Compensation (Continued)

Stock Option Plans
On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the 2005 Option Plan) for the benefit of directors, officers, and other employees.  The aggregate number of shares of common stock reserved for issuance under the Option Plan totaled 158,868 (as adjusted).  Both incentive stock options and non-qualified stock options may be granted under the plan.  The 2005 Stock Option Plan terminated on June 8, 2015, however the 12,705 outstanding stock options as of June 30, 2020 will remain in effect for the remainder of their original ten year terms.

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

On August 19, 2010 and July 31, 2014, the Company granted 21,616 options and 2,133 options, respectively, under the 2005 Option Plan that were previously forfeited (as adjusted for the conversion) at an exercise price of $10.93 and $18.92 per share, respectively.  On January 31, 2012 and July 31, 2014, 165,344 options and 29,178 options, respectively, were granted to directors and employees at an exercise price of $14.70 and $18.92 per share, respectively, under the 2011 Option Plan.  As of June 30, 2020, there were 389 stock options available for future grant under the 2011 Option Plan.

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

Stock Incentive Plans
On November 12, 2014, the shareholders of the Company approved the adoption of the Company’s 2014 Stock Incentive Plan (the 2014 Stock Incentive Plan) for the benefit of employees and non-employee directors as an incentive to contribute to the success of the Company and to reward employees for outstanding performance and the attainment of targeted goals.  The 2014 Stock Incentive Plan covers a total of 150,000 shares, of which no more than 37,500 shares, or 25% of the plan, may be share awards.  The balance of the plan is reserved for stock option awards which would total 112,500 stock options assuming all the share awards are issued. All incentive stock options granted under the 2014 Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  On October 26, 2015, the Company granted a total of 34,500 plan share awards and 103,500 stock options to directors, officers, and other key employees vesting ratably over five years. On February 5, 2019, the Company granted a total of 3,000 plan share awards and 13,500 stock options to key employees vesting ratably over five years. The 2014 Stock Incentive Plan cost is recognized over the five year vesting period.

On November 13, 2019, the shareholders of the Company approved the adoption of the Company’s 2019 Stock Incentive Plan which provides for a total of 125,000 shares reserved for future issuance as stock awards or stock options. No more than 31,250 shares, or 25%, may be granted as stock awards.  The balance of the plan is reserved for stock option awards. As of June 30, 2020, no plan share awards or stock options were granted under the 2019 Stock Incentive Plan.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY Notes to Consolidated Financial

Note 13.	Stock-Based Compensation (Continued)

Share Awards
Following is a summary of the status of the share awards outstanding under the 2011 Recognition Plan and 2014 Stock Incentive Plan during the fiscal years ended June 30, 2020 and 2019:

	Awarded Shares
	2020	2019
Balance - Beginning of Year	18,117	23,527
Granted	--	3,000
Forfeited	--	--
Earned and Issued	(9,017)	(8,410)

Balance - End of Year	9,100	18,117

Compensation expense pertaining to the 2011 Recognition Plan and the share awards under the Stock Incentive Plan was approximately $151,000 and $167,000 for the years ended June 30, 2020 and 2019, respectively.

Stock Options
Following is a summary of the status of the options outstanding under the Option Plan and Stock Incentive Plan during the fiscal years ended June 30, 2020 and 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Shares	Price	Term	Value
Outstanding at June 30, 2019	284,632	$18.65	4.40	$4,138,129
Granted	--	--
Exercised	(3,200)	19.13
Forfeited	--	--

Outstanding at June 30, 2020	281,432	$18.61	3.39	$1,744,623

Options Exercisable at June 30, 2020	250,832	$17.72	3.02	$1,778,377

Outstanding at June 30, 2018	292,050	$17.79	5.05	$3,986,887
Granted	13,500	31.25
Exercised	(20,918)	15.35
Forfeited	--	--

Outstanding at June 30, 2019	284,632	$18.65	4.40	$4,138,129

Options Exercisable at June 30, 2019	225,265	$17.12	3.73	$3,642,423

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY Notes to Consolidated Financial

Note 13.	Stock-Based Compensation (Continued)

Stock Options (Continued)
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
___________________
(1)     Weekly volatility is annualized by multiplying by the square root of 52.

A summary of the status of the Company’s nonvested options as of June 30, 2020 and changes during the year ended June 30, 2020 is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Nonvested at June 30, 2019	59,367	$24.45
Granted	--	--
Vested	(28,767)	22.11
Forfeited	--	--
Nonvested at June 30, 2020	30,600	$25.91

For the years ended June 30, 2020 and 2019, compensation expense charged to operations for stock options granted under the Option Plan and the Stock Incentive Plan was $137,000 and $135,000, respectively.

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

No material gains or losses are anticipated as a result of these transactions.

At June 30, 2020 and 2019, the following financial instruments were outstanding:

	Contract Amount
	2020	2019
	(In Thousands)
Commitments to Grant Loans	$53,070	$40,582
Unfunded Commitments Under Lines of Credit	8,536	8,981
	$61,606	$49,563

Fixed Rate Loans (2.625% - 3.50% in 2020; 3.75% - 5.50 % in 2019)	$61,606	$49,563
Variable Rate Loans (--% in 2020 and 2019)	--	--
	$61,606	$49,563

Cash Deposits
The Company periodically maintains cash balances in financial institutions that are in excess of insured amounts.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.  At June 30, 2020, we had $31.9 million in cash deposits over the insured limit of $250,000.

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

Other Credit Concentrations
The Bank has purchased, with recourse from the seller, loans from third-party mortgage originators.  These loans are serviced by these entities.  At June 30, 2020 and 2019, the balance of the loans outstanding being serviced by these entities was $2.9 million and $4.8 million, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY Notes to Consolidated Financial

Note 14.	Off-Balance Sheet Activities (Continued)

Interest Rate Floors and Caps
The Bank writes interest rate floors and caps into its variable rate mortgage loan contracts and loan servicing agreements in an attempt to manage its interest rate exposure.  Such floors and caps enable customers to transfer, modify, or reduce their interest rate risk, which, in turn, creates an off-balance sheet market risk to the Bank.  At June 30, 2020, the Bank’s loan portfolio contained approximately $34.3 million of loans in which the loan contracts or servicing agreements possessed interest rate floors and caps.  Of this amount, $2.9 million consisted of purchased loans, which were originated by third-party mortgage originators.

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

An analysis of the activity in loans made to such borrowers (both direct and indirect), including lines of credit, is summarized as follows for the years ended June 30, 2020 and 2019:

	2020	2019
	(In Thousands)
Balance – Beginning of Year	$2,827	$2,602
Additions	1,460	1,071
Principal Payments	(505)	(846)

Balance – End of Year	$3,782	$2,827

Deposits from related parties held by the Bank at June 30, 2020 and 2019 amounted to $3.4 million and $3.9 million, respectively.

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

The Bank is required to maintain minimum capital ratios under OCC regulatory guidelines in order to ensure capital adequacy.  Management believes, as of June 30, 2020 and 2019, that the Bank met all OCC capital adequacy requirements to which it is subject.

As of June 30, 2020, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum capital ratios, which are different than those required to meet OCC capital adequacy requirements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY Notes to Consolidated Financial

Note 16.                 Regulatory Matters (Continued)

There are no conditions or events since that notification that management believes may have changed the Bank’s category.  The Bank was also classified as well capitalized at June 30, 2019.

The Bank’s actual and required capital amounts and ratios for OCC regulatory capital adequacy purposes are presented below as of June 30, 2020 and 2019:

				Required for Capital
		Actual		Adequacy Purposes
		Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
June 30, 2020
Core Capital	(1)	$51,562	10.21%	$15,153	3.00%
Common Equity Tier 1	(2)	51,562	16.37	14,171	4.50
Tangible Capital	(1)	51,562	10.21	7,576	1.50
Total Risk-Based Capital	(2)	55,502	17.63	25,192	8.00

June 30, 2019
Core Capital	(1)	$50,171	11.37%	$13,235	3.00%
Common Equity Tier 1	(2)	50,171	16.51	13,678	4.50
Tangible Capital	(1)	50,171	11.37	6,618	1.50
Total Risk-Based Capital	(2)	53,623	17.64	24,316	8.00
__________________________
(1) Amounts and Ratios to Adjusted Total Assets
(2) Amounts and Ratios to Total Risk-Weighted Assets

The Bank’s actual and required capital amounts and ratios to be well capitalized under prompt corrective action provisions are presented below as of June 30, 2020 and 2019:

				Required to be
		Actual		Well Capitalized
		Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
June 30, 2020
Tier 1 Leverage Capital	(1)	$51,562	10.21%	$25,255	5.00%
Common Equity Tier 1	(2)	51,562	16.37	20,469	6.50
Tier 1 Risk-Based Capital	(2)	51,562	16.37	25,192	8.00
Total Risk-Based Capital	(2)	55,502	17.63	31,490	10.00

June 30, 2019
Tier 1 Leverage Capital	(1)	$50,171	11.37%	$22,059	5.00%
Common Equity Tier 1	(2)	50,171	16.51	19,756	6.50
Tier 1 Risk-Based Capital	(2)	50,171	16.51	24,316	8.00
Total Risk-Based Capital	(2)	53,623	17.64	30,395	10.00
__________________________
(1) Amounts and Ratios to Adjusted Total Assets
(2) Amounts and Ratios to Total Risk-Weighted Assets

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY Notes to Consolidated Financial

Note 16.             Regulatory Matters (Continued)

The actual and required capital amounts and ratios applicable to the Bank for the years ended June 30, 2020 and 2019 are presented in the following tables, including a reconciliation of capital under generally accepted accounting principles (GAAP) to such amounts reported for regulatory purposes:

			Minimum for Capital
	Actual		Adequacy Purposes
June 30, 2020	Ratio	Amount	Ratio	Amount
	(Dollars in Thousands)
Total Equity, and Ratio to Average Total Assets	10.41%	$52,595
Investments in and Advances to Nonincludable Subsidiaries		(118)
Unrealized Gains on Securities Available-for-Sale		(915)
Tangible Capital, and Ratio to Adjusted Total Assets	10.21%	$51,562	1.50%	$7,576
Tier 1 (Core) Capital and Ratio to Adjusted Total Assets	10.21%	$51,562	3.00%	15,153
Tier 1 (Core) Capital and Ratio to Risk-Weighted Assets	16.37%	51,562	4.50%	14,171
Allowance for Loan Losses		3,940
Excess Allowance for Loan Losses		--
Total Risk-Based Capital, and Ratio to Risk-Weighted Assets	17.63%	$55,502	8.00%	$25,192
Average Total Assets		$505,216
Adjusted Total Assets		$505,098
Risk-Weighted Assets		$314,903

			Minimum for Capital
	Actual		Adequacy Purposes
June 30, 2019	Ratio	Amount	Ratio	Amount
	(Dollars in Thousands)
Total Equity, and Ratio to Average Total Assets	11.39%	$50,559
Investments in and Advances to Nonincludable Subsidiaries		(118)
Unrealized Gains on Securities Available-for-Sale		(20)
Non-significant investments Capital Stock		(250)
Tangible Capital, and Ratio to Adjusted Total Assets	11.37%	$50,171	1.50%	$6,618
Tier 1 (Core) Capital and Ratio to Adjusted Total Assets	11.37%	$50,171	3.00%	13,235
Tier 1 (Core) Capital and Ratio to Risk-Weighted Assets	16.51%	50,171	4.50%	13,678
Allowance for Loan Losses		3,452
Excess Allowance for Loan Losses		--
Total Risk-Based Capital, and Ratio to Risk-Weighted Assets	17.64%	$53,623	8.00%	$24,316
Average Total Assets		$441,564
Adjusted Total Assets		$441,176
Risk-Weighted Assets		$303,946

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
For the years ended June 30, 2020 and 2019, the Bank paid a total of $3.0 million and $2.5 million, respectively, in cash dividends to the Company.  At June 30, 2020, the Bank’s retained net income for the calendar years ended December 31, 2019 and 2018 and six months ended June 30, 2020, less the dividends declared and paid during those periods, totaled $4.9 million.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY Notes to Consolidated Financial

Note 18.            Fair Value Disclosures (Continued)

At June 30, 2020 and 2019, the carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	2020		2019
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$54,871	$54,871	$18,108	$18,108
Debt Securities Available-for-Sale	42,060	42,060	41,655	41,655
Securities Held-to-Maturity	20,858	21,879	25,349	25,532
Loans Held-for-Sale	14,798	14,798	8,608	8,608
Loans Receivable, Net	359,927	359,581	324,134	310,812

Financial Liabilities
Deposits	$460,810	$458,994	$388,164	$368,212
Advances from FHLB	1,060	1,150	1,355	1,246

Off-Balance Sheet Items
Mortgage Loan Commitments	$8,536	$8,536	$8,981	$8,981

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the year ended June 30, 2020.

Fair values of assets and liabilities measured on a recurring basis at June 30, 2020 and 2019 are as follows:

	Fair Value Measurements
June 30, 2020	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$5,159	$--	$5,159
FNMA	--	31,852	--	31,852
GNMA	--	5,049	--	5,049

Total	$--	$42,060	$--	$42,060

	Fair Value Measurements
June 30, 2019	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$8,080	$--	$8,080
FNMA	--	25,277	--	25,277
GNMA	--	8,298	--	8,298

Total	$--	$41,655	$--	$41,655

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY Notes to Consolidated Financial

Note 18.            Fair Value Disclosures (Continued)

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at June 30, 2020 or 2019.

The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis at June 30, 2020 and 2019.

	Fair Value Measurements
June 30, 2020	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans,
Net of Allowance	$--	$--	$4,404	$4,404
Other Real Estate Owned	--	--	950	950

Total	$--	$--	$5,354	$5,354

	Fair Value Measurements
June 30, 2019	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans,
Net of Allowance	$--	$--	$3,965	$3,965
Other Real Estate Owned	--	--	1,366	1,366

Total	$--	$--	$5,331	$5,331

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY Notes to Consolidated Financial

Note 19.            Earnings Per Common Share

The following table presents the components of average outstanding common shares for the years ended June 30, 2020 and 2019:

	2020	2019
Average Common Shares Issued	1,774,825	1,873,789
Average Unearned ESOP Shares	(92,666)	(104,195)
Average Unearned RRP Trust Shares	(343)	(1,858)

Weighted Average Number of Common Shares Used in Basic EPS	1,681,816	1,767,736

Effect of Dilutive Securities
Stock Options	115,569	126,275

Weighted Average Number of Common Shares and Dilutive Potential Common Shares Used in Dilutive EPS	1,797,385	1,894,011

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in GAAP.  For the years ended June 30, 2020 and 2019, there were outstanding options to purchase 273,746 and 284,465 shares, respectively, at a weighted average share price of $18.06 per share for 2020 and $18.07 per share for 2019.

Note 20.            Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date that the financial statements were available to be issued.

Note 21.            Revenue Recognition

In accordance with Topic 606, revenues are recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services that are promised within each contract and identifies those that contain performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY Notes to Consolidated Financial

Note 21.            Revenue Recognition (Continued)

All of the Company’s revenue from contracts with customers in-scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment. The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended June 30, 2020 and 2019:

	At or For the Year Ended June 30,
	2020	2019
Noninterest Income
In-scope of Topic 606:
Debit card interchange fees	$304	$302
ATM surcharge income	59	29
Fees from non-sufficient funds	657	644
Noninterest Income (in-scope of Topic 606)	1,020	975
Noninterest Income (out-of-scope of Topic 606)	2,879	1,410
Total Noninterest Income	$3,899	$2,385
Deposit Fees
The Bank earns fees from its deposit customers for account maintenance, transaction-based services and overdraft charges.  Account maintenance fees consist primarily of account fees and analyzed account fees charged on deposit accounts on a monthly basis.  The performance obligation is satisfied and the fees are recognized on a monthly basis as the service period is completed. Transaction-based fees on deposits accounts are charged to deposit customers for specific services provided to the customer, such as wire fees, as well as charges against the account, such as fees for non-sufficient funds and overdrafts. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the customer.
Debit Interchange Income
Debit and ATM interchange income represent fees earned when a debit card issued by the Bank is used. The Bank earns interchange fees from debit cardholder transactions through the Visa payment network.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholders’ debit card.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY Notes to Consolidated Financial

Note 22.            Parent Company Financial Statements

Financial information pertaining only to Home Federal Bancorp, Inc. of Louisiana as of June 30, 2020 and 2019 is as follows:

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Balance Sheets
June 30, 2020 and 2019

	June 30,
	2020	2019
	(In Thousands)
Assets
Cash and Cash Equivalents	$91	$64
Investment in Subsidiary	52,595	50,559
Other Assets	198	209

Total Assets	$52,884	$50,832

Liabilities and Stockholders’ Equity
Borrowings	$2,300	$450
Other Liabilities	49	40
Stockholders’ Equity	50,535	50,342

Total Liabilities and Stockholders’ Equity	$52,884	$50,832

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Statements of Operations
For the Years Ended June 30, 2020 and 2019

	For the Years Ended June 30,
	2020	2019
	(In Thousands)
Equity in Undistributed Earnings of Subsidiary	$4,141	$4,968
Interest Income	62	68

Total Income	4,203	5,036

Operating Expenses	378	344
Interest Expense	52	9

Total Expense	430	353

Income Before Income Tax Benefit	3,773	4,683
Income Tax Benefit	(77)	(60)

Net Income	$3,850	$4,743

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY Notes to Consolidated Financial

Note 22.     Parent Company Financial Statements (Continued)

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Statements of Cash Flows
For the Years Ended June 30, 2020 and 2019

	For the Years Ended June 30,
	2020	2019
	(In Thousands)
Operating Activities
Net Income	$3,850	$4,743
Adjustments to Reconcile Net Income to Net
Cash Used in Operating Activities
Equity in Undistributed Earnings of Subsidiary	(4,141)	(4,968)
Decrease in Other Assets	11	4
Increase in Other Liabilities	9	11

Net Cash Used in Operating Activities	(271)	(210)

Financing Activities
Distribution from Subsidiary	3,000	2,500
Proceeds from Stock Options Exercised	65	325
Proceeds of Borrowings	2,300	900
Repayment of Borrowings	(450)	(750)

Proceeds Received from Subsidiary on Stock Compensation Programs	667	669
Company Stock Purchased	(4,142)	(2,447)
Dividends Paid	(1,142)	(1,051)

Net Cash Provided by Financing Activities	298	146

Increase (Decrease) in Cash and Cash Equivalents	27	(64)
Cash and Cash Equivalents, Beginning of Year	64	128

Cash and Cash Equivalents, End of Year	$91	$64

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2020.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required herein is incorporated by reference from the sections captioned “Information with Respect to Nominees for Director, Continuing Directors, and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management -Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2020 (“Proxy Statement”).

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

Item 11. Executive Compensation

The information required herein is incorporated by reference from the section captioned “Management Compensation” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management. The information required herein is incorporated by reference from the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2020.

Equity Compensation Plan Information. The following table provides information as of June 30, 2020 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2005 and 2011 Stock Option Plans, and 2014 and 2019 Stock Incentive Plans, all of which were approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	290,532	$18.61	125,389
Equity compensation plans not approved by security holders	--	--	--

Total	290,532	$18.61	125,389

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required herein is incorporated by reference from the section captioned “Indebtedness of Management and Related Party Transactions” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2020.

Item 14. Principal Accounting Fees and Services

The information required herein is incorporated by reference from the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2020.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report and are incorporated herein by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2020 and 2019
Consolidated Statements of Operations for the Years Ended June 30, 2020 and 2019
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2020 and 2019
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2020 and 2019
Consolidated Statements of Cash Flows for the Years Ended June 30, 2020 and 2019
Notes to Consolidated Financial Statements

The following exhibits are filed as part of the Form 10-K, and this list includes the Exhibit Index:

No.	Description	Location
3.1	Articles of Incorporation of Home Federal Bancorp, Inc. of Louisiana	(1)
3.2	Bylaws of Home Federal Bancorp, Inc. of Louisiana	(1)
4.1	Form of Stock Certificate of Home Federal Bancorp, Inc. of Louisiana	(1)
4.2	Description of Securities	Filed Herewith
10.1	Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan*	(2)
10.2	Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan*	(3)
10.3	Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement*	(3)
10.4	Amended and Restated Employment Agreement between Home Federal Bank and James R. Barlow, dated as of December 27, 2012*	(4)
10.5	Employment Agreement between Home Federal Bancorp, Inc. of Louisiana and James R. Barlow, dated as of December 27, 2012*	(4)
10.6	Supplemental Executive Retirement Agreement between Home Federal Bank and Daniel R. Herndon, dated as of December 27, 2012*	(4)
10.7	Letter Agreement between Home Federal Bank and Adalberto Cantu, Jr., dated as of February 6, 2013*	(5)
10.8	Letter Agreement by and among Home Federal Bank, Home Federal Bancorp, Inc. of Louisiana and Glen W. Brown accepted as of April 9, 2014*	(6)
10.9	Home Federal Bancorp. Inc. of Louisiana 2014 Stock Incentive Plan*	(7)
10.10	Home Federal Bank 2016 Loan Officer Incentive Compensation Plan*	(8)
10.11	Supplemental Executive Retirement Agreement between Home Federal Bank and James R. Barlow, dated as of December 13, 2017*	(9)
10.12	Separation Agreement by and among Home Federal Bancorp, Inc. of Louisiana, Home Federal Bank and Daniel R. Herndon*	(10)
10.13	Home Federal Bancorp, Inc. of Louisiana 2019 Stock Incentive Plan*	(11)
23.0	Consent of LaPorte, A Professional Accounting Corporation	Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	Filed Herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed Herewith
32.0	Section 1350 Certifications	Filed Herewith
__________________

(Table continued and footnotes on following page)

No.	Description	Location
101.INS	XBRL Instance Document.	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.	Filed Herewith
__________________
*	Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on September 3, 2010 (File No. 333-169230).
(2)	Incorporated herein by reference from the Company’s Definitive Schedule 14A filed with the SEC on June 29, 2005 (File No. 000-51117).
(3)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on December 23, 2011 filed with the SEC on October 28, 2011 (File No. 001-35019).
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2012 (File No. 001-35019).
(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2013 (File No. 001-35019).
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2014 (File No. 001-35019).
(7)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on November 12, 2014 (File No. 001-35019).
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2016 (File No. 001-35019).
(9)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2017 (File No. 001-35019).
(10) (11)
Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2019 (File No. 001-35019).
Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on November 13, 2019 filed with the SEC on October 9, 2019 (File No. 001-35019).

 Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Date: September 29, 2020	By:	/s/James R. Barlow
James R. Barlow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/James R. Barlow
James R. Barlow	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	September 29, 2020
/s/Glen W. Brown
Glen W. Brown	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 29, 2020
/s/Walter T. Colquitt, III
Walter T. Colquitt, III	Director	September 29, 2020

/s/Scott D. Lawrence
Scott D. Lawrence	Director	September 29, 2020

/s/Mark M. Harrison
Mark M. Harrison	Director	September 29, 2020

Woodus K. Humphrey	Director	September __, 2020

/s/Thomas Steen Trawick, Jr.
Thomas Steen Trawick, Jr.	Director	September 29, 2020

/s/Timothy W. Wilhite, Esq.
Timothy W. Wilhite, Esq.	Director	September 29, 2020