Form 10-Q
period 2020-09-30
Home Federal Bancorp, Inc. of Louisiana
filed 2020-11-12
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

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
☐ Yes ☒ No

Shares of common stock, par value $.01 per share, outstanding as of November 11, 2020: The registrant had 1,683,465 shares of common stock outstanding.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30, 2020	June 30, 2020
	(In Thousands)
ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $69,505 and $50,417 September 30, 2020 and June 30, 2020, Respectively)	$75,628	$54,871
Securities Available-for-Sale	38,375	42,060
Securities Held-to-Maturity (Fair Value of $19,261 and $21,879, Respectively)	18,351	20,858
Loans Held-for-Sale	27,842	14,798
Loans Receivable, Net of Allowance for Loan Losses of $4,553 and $4,081, Respectively	354,793	359,927
Accrued Interest Receivable	1,622	1,860
Premises and Equipment, Net	13,918	13,235
Bank Owned Life Insurance	7,120	7,087
Deferred Tax Asset	945	757
Foreclosed Assets	950	950
Other Assets	2,081	1,817

Total Assets	$541,625	$518,220

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$120,987	$103,422
Interest-bearing	362,718	357,388
Total Deposits	483,705	460,810
Advances from Borrowers for Taxes and Insurance	926	522
Short-term Federal Home Loan Bank Advances	125	193
Long-term Federal Home Loan Bank Advances	858	867
Other Borrowings	1,500	2,300
Other Accrued Expenses and Liabilities	3,459	2,993
Total Liabilities	490,573	467,685

STOCKHOLDERS’ EQUITY
Preferred Stock – $.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	--	--
Common Stock – $.01 Par Value; 40,000,000 Shares Authorized; 1,716,842 and 1,724,512 Shares Issued and Outstanding at September 30, 2020 and June 30, 2020, Respectively	22	22
Additional Paid-in Capital	36,643	36,531
Unearned ESOP Stock	(841)	(870)
Retained Earnings	14,515	13,937
Accumulated Other Comprehensive Income	713	915

Total Stockholders’ Equity	51,052	50,535

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$541,625	$518,220

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,
	2020	2019
	(In Thousands, Except per Share Data)
INTEREST INCOME
Loans, Including Fees	$4,647	$4,653
Investment Securities	2	16
Mortgage-Backed Securities	317	390
Other Interest-Earning Assets	18	109
Total Interest Income	4,984	5,168

INTEREST EXPENSE
Deposits	971	1,335
Other Borrowings	14	4
Federal Home Loan Bank Borrowings	12	15
Total Interest Expense	997	1,354
Net Interest Income	3,987	3,814

PROVISION FOR LOAN LOSSES	700	175
Net Interest Income after Provision for Loan Losses	3,287	3,639

NON-INTEREST INCOME
Gain on Sale of Real Estate	--	80
Gain on Sale of Loans	1,411	567
Income on Bank Owned Life Insurance	34	35
Service Charges on Deposit Accounts	248	272
Other Income	13	10
Total Non-Interest Income	1,706	964

NON-INTEREST EXPENSE
Compensation and Benefits	2,214	1,806
Occupancy and Equipment	376	372
Data Processing	194	160
Audit and Examination Fees	66	56
Franchise and Bank Shares Tax	108	115
Advertising	26	147
Legal Fees	131	110
Loan and Collection	94	119
Deposit Insurance Premium	30	--
Other Expense	184	192
Total Non-Interest Expense	3,423	3,077
Income Before Income Taxes	1,570	1,526

PROVISION FOR INCOME TAX EXPENSE	323	279
Net Income	$1,247	$1,247
EARNINGS PER COMMON SHARE:
Basic	$0.76	$0.73
Diluted	$0.74	$0.68
DIVIDENDS DECLARED	$0.165	$0.16

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,
	2020	2019
	(In Thousands)
Net Income	$1,247	$1,247

Other Comprehensive (Loss) Income, Net of Tax
Investment securities available-for-sale:
Net unrealized (Losses)/Gains	(256)	83
Income Tax Effect	54	(17)
Reclassification adjustments for net (gains) losses realized in net income	--	--
Income tax effect	--	--
Other Comprehensive (Loss) Income	(202)	66
Total Comprehensive Income	$1,045	$1,313

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
				(In Thousands)
BALANCE – June 30, 2019	$23	$35,914	$(985)	$--	$15,370	$20	$50,342

Net Income	--	--	--	--	1,247	--	1,247

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	66	66

RRP Shares Earned	--	24	--	--	--	--	24

Stock Options Vested	--	35	--	--	--	--	35

Common Stock Issuance for Stock Option Exercises	--	4	--	--	--	--	4

ESOP Compensation Earned	--	66	29	--	--	--	95

Company Stock Purchased	--	--	--	--	(1,783)	--	(1,783)

Dividends Declared	--	--	--	--	(293)	--	(293)

BALANCE – September 30, 2019	$23	$36,043	$(956)	$--	$14,541	$86	$49,737

BALANCE – June 30, 2020	$22	$36,531	$(870)	$--	$13,937	$915	$50,535

Net Income	--	--	--	--	1,247	--	1,247

Changes in Unrealized Gain on Securities Available- for-Sale, Net of Tax Effects	--	--	--	--	--	(202)	(202)

RRP Shares Earned	--	--	--	--	--	--	--

Stock Options Vested	--	34	--	--	--	--	34

Common Stock Issuance for Stock Option Exercises	--	38	--	--	--	--	38

ESOP Compensation Earned	--	40	29	--	--	--	69

Company Stock Purchased	--	--	--	--	(387)	--	(387)

Dividends Declared	--	--	--	--	(282)	--	(282)

BALANCE – September 30, 2020	$22	$36,643	$(841)	$--	$14,515	$713	$51,052

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2020	2019
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,247	$1,247
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
Bad Debt Recovery	52	2
Federal Home Loan Bank stock certificate	(2)	16
Net Amortization and Accretion on Securities	44	32
Gain on Sale of Loans	(1,411)	(567)
Gain on Sale of Real Estate	--	(80)
Amortization of Deferred Loan Fees	(216)	(38)
Depreciation of Premises and Equipment	168	161
ESOP Expense	69	95
Stock Option Expense	34	35
Recognition and Retention Plan Expense	--	2
Deferred Income Tax	(188)	(17)
Provision for Loan Losses	700	175
Increase in Cash Surrender Value on Bank Owned Life Insurance	(34)	(35)
Share Awards Expense	37	4
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(60,258)	(24,441)
Loans Held-for-Sale – Sale and Principal Repayments	48,625	21,573
Accrued Interest Receivable	238	70
Other Operating Assets	(264)	(212)
Other Operating Liabilities	429	489

Net Cash Used in Operating Activities	(10,730)	(1,489)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	4,586	1,027
Deferred Loan Fees Collected	67	2
Acquisition of Premises and Equipment	(851)	(357)
Proceeds Sale of Land	--	796
Activity in Available-for-Sale Securities:
Principal Payments on Mortgage-Backed Securities	8,488	3,216
Purchases of Securities	(5,090)	(4,975)
Activity in Held-to-Maturity Securities:
Principal Payments on Mortgage-Backed Securities	2,496	1,330

Net Cash Provided by Investing Activities	9,696	1,039

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
	September 30,
	2020	2019
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$22,895	$16,851
Repayments of Advances from Federal Home Loan Bank	(77)	(73)
Proceeds from Other Borrowings	700	1,000
Repayments of Other Borrowings	(1,500)	(450)
Net Increase in Advances from Borrowers for Taxes and Insurance	404	226
Dividends Paid	(282)	(293)
Company Stock Purchased	(387)	(1,783)
Proceeds from Stock Options Exercised	38	4

Net Cash Provided by Financing Activities	21,791	15,482

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,757	15,032

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$54,871	$18,108

CASH AND CASH EQUIVALENTS - END OF PERIOD	$75,628	$33,140

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$1,008	$1,361
Income Taxes Paid	275	150
Market Value Adjustment for Unrealized Gain (Loss) on Debt Securities Available-for-Sale	(256)	83

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (“Home Federal Bank” or the “Bank”).  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 2020 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2021.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2020.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank’s customers by seven full-service banking offices and home office, located in Caddo and Bossier Parishes, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of September 30, 2020, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, balances due from banks, and federal funds sold, all of which mature within ninety days.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Accounting Policies (continued)

Securities

Securities are being accounted for in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320’s, Investments which requires the classification of securities into one of three categories: Trading, Available-for-Sale, or Held-to-Maturity.  Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates this classification periodically.

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

The Company held no trading securities as of September 30, 2020 and June 30, 2020.

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

Non-Direct Response Advertising

The Company expenses all advertising costs, except for direct-response advertising, as incurred.  Non-direct response advertising costs were $26,000 and $147,000 for the three months ended September 30, 2020 and 2019, respectively.

In the event the Company incurs expense for material direct-response advertising, it will be amortized over the estimated benefit period.  Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits.  For the three months ended September 30, 2020 and 2019, the Company did not incur any amount of direct-response advertising.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On July 1, 2019, the Company adopted ASU No. 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee. Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches with terms extending through 2058. Substantially all of the Company’s leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated statements of condition. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated statements of condition as right-of-use (“ROU”) assets and corresponding lease liabilities.

(In Thousands)		September 30, 2020	June 30, 2020
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other Assets	$ 869	$ 877
Total Lease Right-of-Use Assets		$ 869	$ 877

Lease Liabilities
Operating lease liabilities	Other Accrued Expenses and Liabilities	$ 879	$ 887
Total Lease Liabilities		$ 879	$ 887

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to July 1, 2019, the rate for the remaining lease term as of July 1, 2019, was the Company’s only finance lease, the Company utilized its incremental borrowing rate at lease inception.

	September 30, 2020	June 30, 2020
Weighted-average remaining lease term
Operating leases	38.1 years	38.4 years

Weighted-average discount rate
Operating leases	3.00%	3.00%

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities

The amortized cost and fair value of securities with gross unrealized gains and losses follows:

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$4,197	$115	$--	$4,312
FNMA Mortgage-Backed Certificates	24,623	818	--	25,441
GNMA Mortgage-Backed Certificates	8,653	9	40	8,622
Debt Securities
Total Debt Securities	37,473	942	40	38,375

Total Securities Available-for-Sale	$37,473	$942	$40	$38,375

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$949	$15	$--	$964
FNMA Mortgage-Backed Certificates	14,199	888	--	15,087

Total Debt Securities	15,148	903	--	16,051

Municipals	241	7	--	248

Equity Securities (Non-Marketable)
27,118 Shares – Federal Home Loan Bank	2,712	--	--	2,712
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,962	--	--	2,962

Total Securities Held-to-Maturity	$18,351	$910	$--	$19,261

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities (continued)

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$5,018	$141	$--	$5,159
FNMA Mortgage-Backed Certificates	30,820	1,032	--	31,852
GNMA Mortgage-Backed Certificates	5,064	23	38	5,049

Total Debt Securities	40,902	1,196	38	42,060

Total Securities Available-for-Sale	$40,902	$1,196	$38	$42,060

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Securities	$1,109	$20	$--	$1,129
FNMA Mortgage-Backed Securities	16,546	997	--	17,543

Total Debt Securities	17,655	1,017	--	18,672

Municipals	243	4	--	247

Equity Securities (Non-Marketable)
27,094 Shares – Federal Home Loan Bank	2,710	--	--	2,710
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,960	--	--	2,960

Total Securities Held-to-Maturity	$20,858	$1,021	$--	$21,879

The amortized cost and fair value of securities by contractual maturity at September 30, 2020 follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Debt Securities
Within One Year or Less	$11	$12	$--	$--
One through Five Years	10,002	10,248	--	--
After Five through Ten Years	22,383	23,038	--	--
Over Ten Years	5,077	5,077	15,148	16,051
	37,473	38,375	15,148	16,051

Municipals	--	--	241	248

Other Equity Securities	--	--	2,962	2,962

Total	$37,473	$38,375	$18,351	$19,261

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities (continued)

Securities available-for-sale totaling $5.1 million were purchased during the three months ending September 30, 2020.

The following tables show information pertaining to gross unrealized losses on securities available-for-sale at September 30, 2020 and June 30, 2020 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	September 30, 2020
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$--	$--	$40	$2,227

Total Securities Available-for-Sale	$--	$--	$40	$2,227

	June 30, 2020
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$--	$--	$38	$2,816

Total Securities Available-for-Sale	$--	$--	$38	$2,816

The unrealized losses on the Company’s investment in mortgage-backed securities at September 30, 2020 and June 30, 2020 were caused by interest rate changes.  The contractual cash flows of these investments are guaranteed by agencies of the U.S. Government.  Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2020.

The Company’s investment in equity securities consists primarily of FHLB stock and shares of First National Bankers Bankshares, Inc. (“FNBB”).  Management monitors its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

At September 30, 2020, securities with a carrying value of $1.6 million were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $181.6 million were pledged to secure FHLB advances.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable

Loans receivable are summarized as follows:

	September 30, 2020	June 30, 2020
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$103,667	$108,146
Commercial	89,171	87,088
Multi-Family Residential	46,482	47,432
Land	17,829	18,068
Construction	9,518	8,159
Equity and Second Mortgage	1,464	1,410
Equity Lines of Credit	11,532	12,252

Total Mortgage Loans	279,663	282,555

Commercial Loans	80,070	81,909
Consumer Loans
Loans on Savings Accounts	342	364
Other Consumer Loans	558	615

Total Consumer Other Loans	900	979
Total Loans	360,633	365,443

Less: Allowance for Loan Losses	(4,553)	(4,081)
Unamortized Loan Fees	(1,287)	(1,435)

Net Loans Receivable	$354,793	$359,927

Following is a summary of changes in the allowance for loan losses:

	Three Months Ended September 30,
	2020	2019
	(In Thousands)
Balance - Beginning of Period	$4,081	$3,452
Provision for Loan Losses	700	175
Loan Charge-Offs	(280)	(45)
Recoveries	52	2
Balance - End of Period	$4,553	$3,584

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

The following tables present the grading of loans, segregated by class of loans, as of September 30, 2020 and June 30, 2020:

September 30, 2020	Pass and Pass Watch	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$102,528	$472	$667	$--	$103,667
Commercial	85,616	--	3,555	--	89,171
Multi-Family Residential	46,482	--	--	--	46,482
Land	14,848	--	2,981	--	17,829
Construction	9,518	--	--	--	9,518
Equity and Second Mortgage	1,464	--	--	--	1,464
Equity Lines of Credit	11,515	17	--	--	11,532
Commercial Loans	80,070	--	--	--	80,070
Consumer Loans	900	--	--	--	900

Totals	$352,941	$489	$7,203	$--	$360,633

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

The following tables present an aging analysis of past due loans, segregated by class of loans, as of September 30, 2020 and June 30, 2020:

							Recorded
							Investment
							>90 Days
	30-59 Days	60-89 Days	90 Days or	Total		Total Loans	and
September 30, 2020	Past Due	Past Due	More	Past Due	Current	Receivable	Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$800	$240	$--	$1,040	$102,627	$103,667	$--
Commercial	--	--	1,641	1,641	87,530	89,171	--
Multi-Family Residential	--	--	--	--	46,482	46,482	--
Land	--	--	2,981	2,981	14,848	17,829	--
Construction	--	--	--	--	9,518	9,518	--
Equity and Second Mortgage	--	--	--	--	1,464	1,464	--
Equity Lines of Credit	17	--	--	17	11,515	11,532	--
Commercial Loans	--	--	--	--	80,070	80,070	--
Consumer Loans	--	--	--	--	900	900	--

Total	$817	$240	$4,622	$5,679	$354,954	$360,633	$--

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

There was no interest income recognized on non-accrual loans during the three months ended September 30, 2020 or year ended June 30, 2020. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the three months ended September 30, 2020 and the year ended June 30, 2020 was approximately $418,000 and $464,000, respectively.

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the three months ended September 30, 2020 and year ended June 30, 2020 was as follows:

	Real Estate Loans
September 30, 2020	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$966	$568	$364	$1,024	$80	$126	$949	$4	$4,081
Charge-Offs	(40)	(240)	--	--	--	--	--	--	(280)
Recoveries	--	--	--	--	--	3	49	--	52
Current Provision	(53)	728	(7)	(4)	14	(10)	33	(1)	700
Ending Balances	$873	$1,056	$357	$1,020	$94	$119	$1,031	$3	$4,553

Evaluated for Impairment:
Individually	14	458	--	907	--	--	--	--	1,379
Collectively	859	598	357	113	94	119	1,031	3	3,174

Loans Receivable:
Ending Balances – Total	$103,667	$89,171	$46,482	$17,829	$9,518	$12,996	$80,070	$900	$360,633
Ending Balances:
Evaluated for Impairment:
Individually	1,140	3,555	--	2,981	--	16	--	--	7,692
Collectively	$102,527	$85,616	$46,482	$14,848	$9,518	$12,980	$80,070	$900	$352,941

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

	Real Estate Loans
June 30, 2020	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans And Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,017	$508	$338	$100	$115	$144	$1,227	$3	$3,452
Charge-Offs	(40)	(100)	--	--	--	(107)	(1,135)	--	(1,382)
Recoveries	2	--	--	--	--	9	109	--	120
Current Provision	(13)	160	26	924	(35)	80	748	1	1,891
Ending Balances	$966	$568	$364	$1,024	$80	$126	$949	$4	$4,081

Evaluated for Impairment:
Individually	34	23	--	907	--	--	--	--	964
Collectively	932	545	364	117	80	126	949	4	3,117

Loans Receivable:
Ending Balances – Total	$108,146	$87,088	$47,432	$18,068	$8,159	$13,662	$81,909	$979	$365,443
Ending Balances:
Evaluated for Impairment:
Individually	1,260	3,712	--	2,981	--	17	457	--	8,427
Collectively	$106,886	$83,376	$47,432	$15,087	$8,159	$13,645	$81,452	$979	$357,016

The following table’s present loans individually evaluated for impairment, segregated by class of loans, as of September 30, 2020 and June 30, 2020:

September 30, 2020	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,139	$1,139	$--	$1,139	$--	$1,179
Commercial	3,555	1,915	1,640	3,555	458	3,939
Multi-Family Residential	--	--	--	--	--	--
Land	2,981	--	2,981	2,981	907	2,981
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	17	17	--	17	--	17
Commercial Loans	--	--	--	--	--	--
Consumer Loans	--	--	--	--	--	--

Total	$7,692	$2,351	$5,341	$7,692	$1,365	$8,116

June 30, 2020	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,260	$1,260	$--	$1,260	$--	$1,271
Commercial	3,712	3,712	--	3,712	--	5,108
Multi-Family Residential	--	--	--	--	--	--
Land	2,981	--	2,981	2,981	907	2,981
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	17	17	--	17	--	17
Commercial Loans	457	457	--	457	--	457
Consumer Loans	--	--	--	--	--	--

Total	$8,427	$5,446	$2,981	$8,427	$907	$9,834

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

Information about the Company’s TDRs is as follows (in thousands):
	September 30, 2020
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial business	$--	$--	$--	$--
1-4 Family Residential	--	--	--	--
Commercial real estate	--	1,641	1,641	1,641

	June 30, 2020
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial business	$--	$457	$457	$457
1-4 Family Residential	--	76	76	76
Commercial real estate	--	1,797	1,797	1,797

For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result, the loan is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of September 30, 2020, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

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

Credit Quality Indicators (continued)

increased to collect amounts deferred. It is too early to determine if these modified loans will perform in accordance with their modified terms.

Details with respect to actual loan modifications are as follows:
	Number of Covid-19 Deferments Year Ended June 30, 2020	Balance (in thousands)	Percent of Total Loans at at June 30, 2020
One-to-Four family residential	101	$27,705	25.6%
Commercial real estate	40	28,278	32.5
Multi-family residential	9	18,046	38.0
Land	7	1,190	6.6
Construction	1	680	8.3
Equity and second mortgage	--	--	--
Equity lines of credit	19	1,586	12.9
Commercial business	39	6,609	8.1
Consumer	--	--	--
Total	216	$84,094	23.0%

	Number of Covid-19 Remaining Deferments at September 30, 2020	Balance (in thousands)	Percent of Total Loans at September 30, 2020
One-to-Four family residential	7	$1,115	1.1%
Commercial real estate	2	2,937	3.3
Multi-family residential	--	--	--
Land	1	1,224	6.9
Construction	--	--	--
Equity and second mortgage	--	--	--
Equity lines of credit	3	148	1.3
Commercial business	6	752	0.9
Consumer	--	--	--
Total	19	$6,176	1.7%

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Deposits

Deposits at September 30, 2020 and June 30, 2020 consist of the following classifications:

	September 30, 2020	June 30, 2020
	(In Thousands)
Non-Interest Bearing	$120,987	$103,422
NOW Accounts	43,236	41,365
Money Markets	72,666	74,637
Passbook Savings	95,233	83,797
	332,122	303,221

Certificates of Deposit	151,583	157,589

Total Deposits	$483,705	$460,810

5. Earnings Per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three months ended September 30, 2020 and 2019 were calculated as follows:

	Three Months Ended September 30,
	2020	2019
	(In Thousands, Except Per Share Data)
Net income	$1,247	$1,247

Weighted average shares outstanding - basic	1,631	1,717
Effect of dilutive common stock equivalents	64	125
Adjusted weighted average shares outstanding – diluted	1,695	1,842

Basic earnings per share	$0.76	$0.73
Diluted earnings per share	$0.74	$0.68

For the three months ended September 30, 2020 and 2019, there were outstanding options to purchase 260,161 and 275,633 shares, respectively, at a weighted average exercise price of $18.36 and $18.07 per share, respectively. For the quarter ended September 30, 2020, 63,881 options were included in the computation of diluted earnings per share.

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended September 30,
	2020	2019
	(In Thousands)
Average common shares issued	1,717	1,815
Average unearned ESOP shares	(86)	(97)
Average unearned RRP shares	--	(1)

Weighted average shares outstanding	1,631	1,717

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-Based Compensation (continued)

Stock Option Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the “2005 Option Plan”) for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2005 Option Plan totaled 158,868 (as adjusted).  Both incentive stock options and non-qualified stock options may be granted under the 2005 Option Plan.  The 2005 Stock Option Plan terminated on June 8, 2015, however, the 433 outstanding options as of September 30, 2020 will remain in effect for the remainder of their original ten year terms.

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

On August 19, 2010 and July 31, 2014, the Company granted 21,616 options and 2,133 options, respectively, under the 2005 Option Plan that were previously forfeited (as adjusted for the conversion) at an exercise price of $10.93 and $18.92 per share, respectively.  On January 31, 2012 and July 31, 2014, 165,344 options and 29,178 options, respectively, were granted to directors and employees at an exercise price of $14.70 and $18.92 per share, respectively, under the 2011 Option Plan.  As of September 30, 2020, there were 389 stock options available for future grant under the 2011 Option Plan.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-Based Compensation (continued)

Stock Incentive Plan (continued)

On November 13, 2019, the shareholders of the Company approved the adoption of the Company’s 2019 Stock Incentive Plan which provides for a total of 125,000 shares reserved for future issuance as stock awards or stock options. No more than 31,250 shares, or 25%, may be granted as stock awards.  The balance of the plan is reserved for stock option awards. As of September 30, 2020, no plan share awards or stock options were granted under the 2019 Stock Incentive Plan.

Compensation expense pertaining to the 2011 Recognition Plan and the share awards under the Stock Incentive Plan was approximately $106,000 and $72,000 for the three months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020 and 2019, compensation expense charged to operations for stock options granted under the Option Plan and the Stock Incentive Plan was $34,000 and $35,000, respectively.

7. Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amounts of $3.9 million and $3.8 million at September 30, 2020 and June 30, 2020, respectively.

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

At September 30, 2020 and June 30, 2020, the carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2020		June 30, 2020
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$75,628	$75,628	$54,871	$54,871
Securities Available-for-Sale	38,375	38,375	42,060	42,060
Securities to be Held-to-Maturity	18,351	19,261	20,858	21,879
Loans Held-for-Sale	27,842	27,842	14,798	14,798
Loans Receivable	354,793	$355,390	359,927	$359,581

Financial Liabilities
Deposits	$483,705	$479,842	$460,810	$458,994
Advances from FHLB	984	1,066	1,060	1,150

Off-Balance Sheet Items
Mortgage Loan Commitments	$9,560	$9,560	$8,536	$8,536

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the three months ended September 30, 2020.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value Disclosures (continued)

Fair values of assets and liabilities measured on a recurring basis at September 30, 2020 and June 30, 2020 are as follows:

	Fair Value Measurements Using:
September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$4,312	$--	$4,312
FNMA	--	25,441	--	25,441
GNMA	--	8,622	--	8,622

Total	$--	$38,375	$--	$38,375

	Fair Value Measurements Using:
June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$5,159	$--	$5,159
FNMA	--	31,852	--	31,852
GNMA	--	5,059	--	5,049

Total	$--	$42,060	$--	$42,060

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

Discussion of Financial Condition Changes from June 30, 2020 to September 30, 2020

General

At September 30, 2020, the Company reported total assets of $541.6 million, an increase of $23.4 million, or 4.5%, compared to total assets of $518.2 million at June 30, 2020. The increase in assets was comprised primarily of increases in cash and cash equivalents of $20.7 million, or 37.8%, from $54.9 million at June 30, 2020 to $75.6 million at September 30, 2020, loans held-for-sale of $13.0 million, or 88.1%, from $14.8 million at June 30, 2020 to $27.8 million at September 30, 2020, premises and equipment of $683,000, or 5.2%, from $13.2 million at June 30, 2020 to $13.9 million at September 30, 2020, deferred tax assets of $188,000, or 24.8%, from $757,000 at June 30, 2020 to $945,000 at September 30, 2020, bank owned life insurance of $33,000, or 0.5%, from $7.09 million at June 30, 2020 to $7.1 million at September 30, 2020, and other assets of $264,000, or 14.5%, from $1.8 million at June 30, 2020 to $2.1 million at September 30, 2020. These increases were partially offset by decreases in investment securities of $6.2 million, or 9.8%, from $62.9 million at June 30, 2020 to $56.7 million at September 30, 2020, and loans receivable net of $5.1 million, or 1.4%, from $359.9 million at June 30, 2020 to $354.8 million at September 30, 2020.  The decrease in investment securities was primarily due to $11.0 million of principal repayments on mortgage backed securities, partially offset by purchases of $5.1 million in mortgage-backed securities. The increase in loans held-for-sale resulted primarily from an increase in loans originated for sale during the three months ended September 30, 2020.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2020 to September 30, 2020 (continued)

Cash and Cash Equivalents

Cash and cash equivalents increased $20.7 million, or 37.8%, from $54.9 million at June 30, 2020 to $75.6 million at September 30, 2020. The $20.7 million increase in cash and cash equivalents was primarily due to deposit growth.

Loans Receivable, Net

Loans receivable, net, decreased by $5.1 million, or 1.4%, to $354.8 million at September 30, 2020 compared to $359.9 million at June 30, 2020.  The decrease in loans receivable, net was primarily due to decreases in one-to-four-family residential loans of $4.5 million, commercial non-real estate loans of $1.8 million, multi-family residential loans of $950,000, equity line-of-credit loans of $720,000, land loans of $239,000, and consumer loans of $79,000, partially offset by increases in commercial real estate loans of $2.1 million, construction loans of $1.4 million, and equity and second mortgage loans of $54,000.

Loans Held-for-Sale

Loans held-for-sale increased $13.0 million, or 88.1%, from $14.8 million at June 30, 2020 to $27.8 million at September 30, 2020.  The increase in loans held-for-sale results primarily from an increase in the origination volume during the first quarter of fiscal 2021.

Investment Securities

Investment securities amounted to $56.7 million at September 30, 2020 compared to $62.9 million at June 30, 2020, a decrease of $6.2 million, or 9.8%.  The decrease in investment securities was primarily due to $11.0 million of principal repayments on mortgage backed securities offset by purchases of $5.1 million in mortgage backed securities.

Premises and Equipment, Net

Premises and equipment, net increased $683,000, or 5.2%, to $13.9 million at September 30, 2020 compared to $13.2 million at June 30, 2020.

Asset Quality

 At September 30, 2020, the Company had $6.2 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $7.2 million of non-performing assets at June 30, 2020, consisting of six commercial real estate loans to one borrower,  four single-family residential loans, one lot loan, one land loan, and two commercial real estate properties in other real estate owned at September 30, 2020, compared to five single-family residential loans, six commercial real estate loans to one borrower, one lot loan, one land loan and two commercial real estate properties in other real estate owned at June 30, 2020.  The decrease in non-performing assets from $7.2 million at June 30, 2020 to $6.2 million at September 30, 2020 was primarily due to a write-down on a commercial real estate loan and the sale of a portion of the collateral on the same commercial real estate loan totaling $690,000. At September 30, 2020, the Company had four single family residential loans, two commercial land and lot development loans to one borrower, six commercial real estate loans to one borrower, and two commercial real estate loans to one borrower classified as substandard compared to four single family residential loans, two commercial land and lot development loans, and six commercial real estate loans to one borrower classified as substandard at June 30, 2020. There were no loans classified as doubtful at September 30, 2020 or June 30, 2020.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2020 to September 30, 2020 (continued)

Total Liabilities

Total liabilities increased $22.9 million, or 4.9%, from $467.7 million at June 30, 2020 to $490.6 million at September 30, 2020 primarily due to an increase in total deposits of $22.9 million, or 5.0%, to $483.7 million at September 30, 2020 compared to $460.8 million at June 30, 2020, an increase of $403,000, or 77.2%, in advances from borrowers for taxes and insurance from $522,000 at June 30, 2020 to $925,000 at September 30, 2020 and an increase of $466,000, or 15.6%, in other liabilities from $3.0 million at June 30, 2020 to $3.5 million at September 30, 2020, partially offset by a decrease in other borrowings of $800,000 that was paid down from dividend proceeds, or 34.8%, from $2.3 million at June 30, 2020 to $1.5 million at September 30, 2020, and a decrease of $77,000, or 7.3%, in advances from the Federal Home Loan Bank from $1.1 million at June 30, 2020 to $983,000 at September 30, 2020.  The increase in deposits was primarily due to a $17.6 million, or 17.0%, increase in non-interest bearing deposits from $103.4 million at June 30, 2020 to $121.0 million at September 30, 2020, an $11.4 million, or 13.6%, increase in savings deposits from $83.8 million at June 30, 2020 to $95.2 million at September 30, 2020, and a $1.9 million, or 4.5%, increase in NOW accounts from $41.4 million at June 30, 2020 to $43.2 million at September 30, 2020,  partially offset by a decrease of $6.0 million, or 3.8%, in certificates of deposit from $157.6 million at June 30, 2020 to $151.6 million at September 30, 2020, and a decrease in money market deposits of $2.0 million, or 2.6%, from $74.6 million at June 30, 2020 to $72.7 million at September 30, 2020. The Company had $13.6 million in brokered deposits at September 30, 2020 compared to $16.1 million at June 30, 2020.  The decrease in advances from the Federal Home Loan Bank was primarily due to principal paydowns on amortizing advances.

Shareholders’ Equity

Shareholders’ equity increased $517,000, or 1.0%, to $51.0 million at September 30, 2020 from $50.5 million at June 30, 2020.  The primary reasons for the changes in shareholders’ equity from June 30, 2020 were net income of $1.2 million, the vesting of restricted stock awards, stock options, and the release of employee stock ownership plan shares totaling $103,000, and proceeds from the issuance of common stock from the exercise of stock options of $38,000, partially offset by the acquisition of Company stock of $387,000, dividends paid totaling $282,000, and a decrease in the Company’s accumulated other comprehensive income of $203,000.

Regulatory Capital

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency (“OCC”).  At September 30, 2020, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2020 and 2019

General

Net income for the three months ended September 30, 2020 was $1.2 million, consistent with $1.2 million for the three months ended September 30, 2019.  Non-interest income increased $742,000, or 77.0%, and net interest income increased $173,000, or 4.5%.  Provision for loan losses increased $525,000, or 300%, non-interest expense increased $346,000, or 11.2%, and provision for income taxes increased $44,000, or 15.8%.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Month Periods Ended September 30, 2020 and 2019 (continued)

Net Interest Income

Net interest income increased $173,000 for the three months ended September 30, 2020 compared to the prior year three month period due to a $357,000, or 26.4%, decrease in total interest expense, partially offset by a decrease of $184,000, or 3.6%, in total interest income, primarily due to a 53 basis point reduction in the average rate on interest bearing liabilities. The Company’s average interest rate spread was 2.92% for the three months ended September 30, 2020 compared to 3.30% for the three months ended September 30, 2019. The Company’s net interest margin was 3.21% for the three months ended September 30, 2020 compared to 3.63% for the three months ended September 30, 2019. The decrease in net interest margin on a comparative quarterly basis was primarily the result of a decrease of 91 basis points in the average yield on average balances of interest-earning assets. This decrease in average yield was mainly due to an increase in interest-earning deposits earning only 12 basis points for the three months ended September 30, 2020 compared to 220 basis points for the prior year due to the substantial rate decrease in overnight rates at the Federal Home Loan Bank, First National Bankers Bank, and Texas Independent Bank.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market area and the current COVID-19 recessionary environment, and other factors related to the collectability of Home Federal Bank’s loan portfolio, a provision for loan losses of $700,000 was made during the three months ended September 30, 2020 compared to a $175,000 provision made during the three months ended September 30, 2019. The allowance for loan losses was $4.5 million, or 1.26% of total loans receivable, at September 30, 2020 compared to $3.6 million, or 1.09% of total loans receivable, at September 30, 2019.  At September 30, 2020, Home Federal Bank had $5.3 million in non-performing loans and $950,000 in foreclosed assets which totaled $6.2 million in non-performing assets.  At September 30, 2019, Home Federal Bank had $3.6 million in non-performing loans and $480,000 in foreclosed assets which totaled $4.1 million in non-performing assets.  At September 30, 2020, the Bank had troubled debt restructurings involving  six commercial real estate loans to one borrower totaling $1.6 million that are current on all interest payments due with no expected losses at this time.  At September 30, 2019, the Bank had troubled debt restructurings involving one commercial loan with a balance of $122,000, and six commercial real estate loans totaling $3.6 million to one borrower that are current on all interest payments due. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future.

Non-interest Income

The $742,000 increase in non-interest income for the three months ended September 30, 2020 compared to the prior year quarterly period was primarily due to increases of $844,000 in gain on sale of loans, and $3,000 in other income, partially offset by decreases of $80,000 in gain on sale of real estate, $24,000 in service charges on deposit accounts, and $1,000 on income from bank owned life insurance. The Company sells most of its long term fixed rate residential mortgage loan originations primarily in order to manage interest rate risk. The increase in gain on sale of loans for the three months ended September 30, 2020 over the prior year three month period reflects an increase in the amount of loans sold primarily due to the low interest rate environment.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Month Periods Ended September 30, 2020 and 2019 (continued)

Non-interest Expense

The $346,000 increase in non-interest expense for the three months ended September 30, 2020, compared to the same period in 2019, is primarily attributable to increases of $408,000 in compensation and benefits expense, $34,000 in data processing, $30,000 in deposit insurance premiums, $21,000 in legal fees, $10,000 in audit and examination fees, and $4,000 in occupancy and equipment expense.  The increases were partially offset by decreases of $121,000 in advertising expense, $25,000 in loan and collection expense, $8,000 in other non-interest expense, and $7,000 in franchise and bank shares tax expense. The increase in compensation and benefits expense for the three months ended September 30, 2020 was primarily due to increased payroll costs in our mortgage division due to the high volume of mortgage loan sales, along with additional hires in our commercial department, and normal annual payroll increases.

The aggregate compensation expense recognized by the Company for its Stock Option, Share Award, ESOP, and Recognition and Retention Plans amounted to $140,000 and $154,000 for the three months ended September 30, 2020 and September 30, 2019, respectively.

The Louisiana bank shares tax is assessed on the Bank’s equity and earnings.  For the three months ended September 30, 2020, the Company recognized franchise and bank shares tax expense of $108,000 compared to $115,000 for the same period in 2019.

Income Taxes

Income taxes amounted to $323,000 for the three months ended September 30, 2020 resulting in an effective tax rate of 20.6%.  Income taxes amounted to $279,000 for the three months ended September 30, 2019 resulting in an effective tax rate of 18.3%.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

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

	Three Months Ended September 30,
	2020			2019
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Investment securities	$58,881	$319	2.15%	$65,520	$406	2.46%
Loans receivable	373,311	4,647	4.94	331,368	4,653	5.57
Interest-earning deposits	60,651	18	0.12	19,659	109	2.20
Total interest-earning assets	492,843	4,984	4.01%	416,547	5,168	4.92%
Non-interest-earning assets	35,121			27,491
Total assets	$527,964			$444,038
Interest-bearing liabilities:
Savings accounts	$90,621	158	0.69%	$46,630	121	1.03%
NOW accounts	40,611	32	0.31	31,254	49	0.62
Money market accounts	73,180	75	0.41	74,407	229	1.22
Certificate accounts	156,320	706	1.79	176,897	936	2.10
Total deposits	360,732	971	1.07	329,188	1,335	1.61
Other Borrowings	1,752	14	3.17	343	4	4.63
FHLB advances	1,010	12	4.71	1,307	15	4.55
Total interest-bearing liabilities	$363,494	997	1.09%	$330,838	1,354	1.62%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	111,352			62,167
Other liabilities	3,498			2,168
Total liabilities	478,344			395,173
Total Stockholders’ Equity(1)	49,620			48,865

Total liabilities and equity	$527,964			$444,038

Net interest-earning assets	$129,349			$85,709

Net interest income; average interest rate spread(2)		$3,987	2.92%		$3,814	3.30%
Net interest margin(3)			3.21%			3.63%
Average interest-earning assets to average interest-bearing liabilities			135.58%			125.91%

 __________________
(1)  Includes retained earnings and accumulated other comprehensive income.
(2)  Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)  Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Month Periods Ended September 30, 2020 and 2019 (continued)

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings, and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets which provide liquidity to meet lending requirements.  Home Federal Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $14.1 million at September 30, 2020.

A significant portion of Home Federal Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents.   Home Federal Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At September 30, 2020, Home Federal Bank had $983,000 in advances from the Federal Home Loan Bank of Dallas and had $181.6 million in additional borrowing capacity.  Additionally, at September 30, 2020, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $19.5 million. There were no amounts purchased under this agreement as of September 30, 2020. In addition, the Company had available a $5.0 million line of credit agreement at September 30, 2020 with First National Bankers Bank. At September 30, 2020 there was a $1.5 million balance in the credit line.

At September 30, 2020, Home Federal Bank had outstanding loan commitments of $73.5 million to originate loans and commitments under unused lines of credit of $9.6 million.  At September 30, 2020, certificates of deposit scheduled to mature in less than one year totaled $86.2 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale, as needed.

At September 30, 2020, Home Federal Bank exceeded each of its regulatory capital requirements with tangible equity, common equity Tier 1, core, and total risk-based capital ratios of 9.73%, 15.67%, 9.73%, and 16.92%, respectively.

Off-Balance Sheet Arrangements

At September 30, 2020, the Company did not have any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.

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

The Company’s repurchases of its common stock made during the quarter ended September 30, 2020 are set forth in the table below, including stock-for-stock option exercises:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2020 – July 31, 2020	15,471	$25.00	13,928	--
August 1, 2020 – August 31, 2020	4,471	23.50	--	--
September 1, 2020–September 30, 2020	--	--	--	--
Total	19,942	$24.66	13,928
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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: November 12, 2020	By:	/s/Glen W. Brown
Glen W. Brown
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)