Form 10-Q
period 2020-12-31
Home Federal Bancorp, Inc. of Louisiana
filed 2021-02-12
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	December 31, 2020
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)
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

Shares of common stock, par value $.01 per share, outstanding as of February 11, 2021: The registrant had 1,689,527 shares of common stock outstanding.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	December 31, 2020	June 30, 2020
	(In Thousands)

ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $75,195 and $50,417 December 31, 2020 and June 30, 2020, Respectively)	$79,795	$54,871
Securities Available-for-Sale	33,060	42,060
Securities Held-to-Maturity (Fair Value of $32,222 and $21,879, Respectively)	31,309	20,858
Loans Held-for-Sale	27,904	14,798
Loans Receivable, Net of Allowance for Loan Losses of $3,790 and $4,081, Respectively	336,363	359,927
Accrued Interest Receivable	1,406	1,860
Premises and Equipment, Net	14,838	13,235
Bank Owned Life Insurance	7,154	7,087
Deferred Tax Asset	787	757
Foreclosed Assets	750	950
Other Assets	2,028	1,817

Total Assets	$535,394	$518,220

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$106,883	$103,422
Interest-bearing	370,976	357,388
Total Deposits	477,859	460,810
Advances from Borrowers for Taxes and Insurance	333	522
Short-term Federal Home Loan Bank Advances	57	193
Long-term Federal Home Loan Bank Advances	850	867
Other Borrowings	2,500	2,300
Other Accrued Expenses and Liabilities	2,333	2,993

Total Liabilities	483,932	467,685

STOCKHOLDERS’ EQUITY
Preferred Stock – $.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	--	--
Common Stock – $.01 Par Value; 40,000,000 Shares Authorized; 1,689,527 and 1,724,512 Shares Issued and Outstanding at December 31, 2020 and June 30, 2020, Respectively	22	22
Additional Paid-in Capital	36,970	36,531
Unearned ESOP Stock	(812)	(870)
Retained Earnings	14,629	13,937
Accumulated Other Comprehensive Income	653	915

Total Stockholders’ Equity	51,462	50,535

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$535,394	$518,220

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2020	2019	2020	2019
	(In Thousands, Except per Share Data)
INTEREST INCOME
Loans, Including Fees	$5,074	$4,632	$9,721	$9,284
Investment Securities	1	15	4	31
Mortgage-Backed Securities	281	427	597	817
Other Interest-Earning Assets	24	88	42	198
Total Interest Income	5,380	5,162	10,364	10,330

INTEREST EXPENSE
Deposits	877	1,360	1,848	2,695
Other Borrowings	17	13	30	17
Federal Home Loan Bank Borrowings	11	14	23	30
Total Interest Expense	905	1,387	1,901	2,742
Net Interest Income	4,475	3,775	8,463	7,588

PROVISION FOR LOAN LOSSES	600	950	1,300	1,125
Net Interest Income after Provision for Loan Losses	3,875	2,825	7,163	6,463

NON-INTEREST INCOME
Gain on Sale of Loans	1,207	580	2,618	1,147
Gain on Sale of Real Estate	--	--	--	80
Income on Bank Owned Life Insurance	33	35	67	71
Service Charges on Deposit Accounts	253	291	500	564
Other Income	15	11	28	20
Total Non-Interest Income	1,508	917	3,213	1,882

NON-INTEREST EXPENSE
Compensation and Benefits	2,138	1,890	4,352	3,696
Occupancy and Equipment	393	356	769	728
Data Processing	201	131	395	291
Audit and Examination Fees	63	57	129	114
Franchise and Bank Shares Tax	89	122	198	237
Advertising	47	65	73	212
Legal Fees	134	153	264	262
Loan and Collection	83	50	177	169
Deposit Insurance Premium	38	--	68	--
Valuation Adjustment Real Estate Owned	200	--	200	--
Other Expense	204	183	388	375
Total Non-Interest Expense	3,590	3,007	7,013	6,084
Income Before Income Taxes	1,793	735	3,363	2,261

PROVISION FOR INCOME TAX EXPENSE	390	147	713	426
Net Income	$1,403	$588	$2,650	$1,835
EARNINGS PER COMMON SHARE:
Basic	$0.87	$0.35	$1.63	$1.07
Diluted	$0.83	$0.32	$1.58	$1.00
DIVIDENDS DECLARED	$0.165	$0.16	$0.33	$0.32

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2020	2019	2020	2019
	(In Thousands)		(In Thousands)

Net Income	$1,403	$588	$2,650	$1,835

Other Comprehensive (Loss) Income, Net of Tax
Investment securities available-for-sale:
Net unrealized (Losses)/Gains	(75)	(197)	(331)	(114)
Income Tax Effect	15	41	69	24
Reclassification adjustments for net (gains) losses realized in net income	--	--	--	--
Income tax effect	--	--	--	--
Other Comprehensive (Loss) Income	(60)	(156)	(262)	(90)
Total Comprehensive Income	$1,343	$432	$2,388	$1,745

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
				(In Thousands)
BALANCE – September 30, 2019	$23	$36,043	$(956)	$--	$14,541	$86	$49,737

Net Income	--	--	--	--	588	--	588

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	(156)	(156)

Share Awards Earned	--	134	--	--	--	--	134

RRP Shares Earned	--	--	--	--	--	--	--

Stock Options Vested	--	34	--	--	--	--	34

Common Stock Issuance for Stock Option Exercises	--	46	--	--	--	--	46

ESOP Compensation Earned	--	70	29	--	--	--	99

Company Stock Purchased	--	--	--	--	(222)	--	(222)

Dividends Declared	--	--	--	--	(286)	--	(286)

BALANCE – December 31, 2019	$23	$36,327	$(927)	$--	$14,621	$(70)	$49,974

BALANCE – September 30, 2020	$22	$36,643	$(841)	$--	$14,515	$713	$51,052

Net Income	--	--	--	--	1,403	--	1,403

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	(60)	(60)

Share Awards Earned	--	134	--	--	--	--	134

RRP Shares Earned	--	--	--	--	--	--	--

Stock Options Vested	--	21	--	--	--	--	21

Common Stock Issuance for Stock Option Exercises	--	126	--	--	--	--	126

ESOP Compensation Earned	--	46	29	--	--	--	75

Company Stock Purchased	--	--	--	--	(1,006)	--	(1,006)

Dividends Declared	--	--	--	--	(283)	--	(283)

BALANCE – December 31, 2020	$22	$36,970	$(812)	$--	$14,629	$653	$51,462

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
				(In Thousands)
BALANCE – June 30, 2019	$23	$35,914	$(985)	$--	$15,370	$20	$50,342

Net Income	--	--	--	--	1,835	--	1,835

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	(90)	(90)

Share Awards Earned	--	134	--	--	--	--	134

RRP Shares Earned	--	24	--	--	--	--	24

Stock Options Vested	--	69	--	--	--	--	69

Common Stock Issuance for Stock Option Exercises	--	50	--	--	--	--	50

ESOP Compensation Earned	--	136	58	--	--	--	194

Company Stock Purchased	--	--	--	--	(2,005)	--	(2,005)

Dividends Declared	--	--	--	--	(579)	--	(579)

BALANCE – December 31, 2019	$23	$36,327	$(927)	$--	$14,621	$(70)	$49,974

BALANCE – June 30, 2020	$22	$36,531	$(870)	$--	$13,937	$915	$50,535

Net Income	--	--	--	--	2,650	--	2,650

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	(262)	(262)

Share Awards Earned	--	134	--	--	--	--	134

RRP Shares Earned	--	--	--	--	--	--	--

Stock Options Vested	--	55	--	--	--	--	55

Common Stock Issuance for Stock Option Exercises	--	164	--	--	--	--	164

ESOP Compensation Earned	--	86	58	--	--	--	144

Company Stock Purchased	--	--	--	--	(1,393)	--	(1,393)

Dividends Declared	--	--	--	--	(565)	--	(565)

BALANCE – December 31, 2020	$22	$36,970	$(812)	$--	$14,629	$653	$51,462

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2020	2019
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,650	$1,835
Adjustments to Reconcile Net Income to Net
Cash (Used in) Provided by Operating Activities
Bad Debt Recovery	55	5
Federal Home Loan Bank stock certificate	(3)	31
Net Amortization and Accretion on Securities	68	51
Gain on Sale of Real Estate	--	(80)
Gain on Sale of Loans	(2,618)	(1,147)
Amortization of Deferred Loan Fees	(881)	(76)
Depreciation of Premises and Equipment	333	323
ESOP Expense	144	194
Stock Option Expense	55	69
Recognition and Retention Plan Expense	--	2
Deferred Income Tax	(30)	(45)
Valuation Adjustment Real Estate Owned	200	--
Provision for Loan Losses	1,300	1,125
Increase in Cash Surrender Value on Bank Owned Life Insurance	(67)	(71)
Share Awards Expense	62	74
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(114,889)	(50,982)
Loans Held-for-Sale – Sale and Principal Repayments	104,401	46,944
Accrued Interest Receivable	454	62
Other Operating Assets	(211)	(135)
Other Operating Liabilities	(660)	(283)

Net Cash Used in Operating Activities	(9,637)	(2,104)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	23,016	121
Deferred Loan Fees Collected	82	107
Acquisition of Premises and Equipment	(1,936)	(653)
Proceeds Sale of Land	--	796
Activity in Available-for-Sale Securities:
Principal Payments on Mortgage-Backed Securities	13,698	5,735
Purchases of Securities	(5,077)	(21,250)
Activity in Held-to-Maturity Securities:
Principal Payments on Mortgage-Backed Securities	3,500	2,943
Sale/Redemptions of Securities	2,437
Purchase of Securities	(16,406)	--

Net Cash Provided by (Used in) Investing Activities	19,314	(12,201)

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	December 31,
	2020	2019
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$17,049	$13,201
Repayments of Advances from Federal Home Loan Bank	(153)	(146)
Repayments of Other Borrowings	(1,500)	(450)
Net Decrease in Advances from Borrowers for Taxes and Insurance	(189)	(312)
Dividends Paid	(565)	(579)
Company Stock Purchased	(1,393)	(2,005)
Proceeds from Stock Options Exercised	164	50
Proceeds from Other Bank Borrowings	1,700	1,200
Plan Share Distributions	134	134

Net Cash Provided by Financing Activities	15,247	11,093

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,924	(3,212)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$54,871	$18,108

CASH AND CASH EQUIVALENTS - END OF PERIOD	$79,795	$14,896

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$1,968	$1,887
Income Taxes Paid	925	580
Market Value Adjustment for Unrealized Gain (Loss) on Debt Securities Available- for-Sale	(331)	(115)

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (“Home Federal Bank” or the “Bank”).  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six month period ended December 31, 2020 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2021.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2020.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank’s customers by seven full-service banking offices and home office, located in Caddo and Bossier Parishes, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of December 31, 2020, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

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

The Company held no trading securities as of December 31, 2020 and June 30, 2020.

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

Non-Direct Response Advertising

The Company expenses all advertising costs, except for direct-response advertising, as incurred.  Non-direct response advertising costs were $73,000 and $212,000 for the six months ended December 31, 2020 and 2019, respectively.

In the event the Company incurs expense for material direct-response advertising, it will be amortized over the estimated benefit period.  Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits.  For the six months ended December 31, 2020 and 2019, the Company did not incur any amount of direct-response advertising.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$3,184	$74	$--	$3,258
FNMA Mortgage-Backed Certificates	21,425	822	--	22,247
GNMA Mortgage-Backed Certificates	7,624	2	71	7,555
Debt Securities
Total Debt Securities	32,233	898	71	33,060

Total Securities Available-for-Sale	$32,233	$898	$71	$33,060

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$944	$16	$--	$960
FNMA Mortgage-Backed Certificates	5,005	--	32	4,973
FHLMC Mortgage-Backed Certificates	23,465	922	--	24,387

Total Debt Securities	29,414	938	32	30,320

Municipals	1,369	7	--	1,376

Equity Securities (Non-Marketable)
276 Shares – Federal Home Loan Bank	276	--	--	276
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	526	--	--	526

Total Securities Held-to-Maturity	$31,309	$945	$32	$32,222

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities (continued)

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$5,018	$141	$--	$5,159
FNMA Mortgage-Backed Certificates	30,820	1,032	--	31,852
GNMA Mortgage-Backed Certificates	5,064	23	38	5,049

Total Debt Securities	40,902	1,196	38	42,060

Total Securities Available-for-Sale	$40,902	$1,196	$38	$42,060

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Securities	$1,109	$20	$--	$1,129
FNMA Mortgage-Backed Securities	16,546	997	--	17,543

Total Debt Securities	17,655	1,017	--	18,672

Municipals	243	4	--	247

Equity Securities (Non-Marketable)
27,094 Shares – Federal Home Loan Bank	2,710	--	--	2,710
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,960	--	--	2,960

Total Securities Held-to-Maturity	$20,858	$1,021	$--	$21,879

The amortized cost and fair value of securities by contractual maturity at December 31, 2020 follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Debt Securities
Within One Year or Less	$665	$652	$--	$--
One through Five Years	7,385	7,606	--	--
After Five through Ten Years	19,170	19,820	--	--
Over Ten Years	5,013	4,982	29,414	30,320
	32,233	33,060	29,414	30,320

Municipals	--	--	1,370	1,377

Other Equity Securities	--	--	525	525

Total	$32,233	$33,060	$31,309	$32,222

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities (continued)

Securities available-for-sale totaling $5.1 million were purchased during the six months ending December 31, 2020.  Securities held-to-maturity totaling $16.4 million were purchased during the six months ending December 31, 2020.

The following tables show information pertaining to gross unrealized losses on securities available-for-sale at December 31, 2020 and June 30, 2020 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	December 31, 2020
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$31	$4,982	$40	$1,969

Total Securities Available-for-Sale	$31	$4,982	$40	$1,969

	June 30, 2020
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$--	$--	$38	$2,816

Total Securities Available-for-Sale	$--	$--	$38	$2,816

The unrealized losses on the Company’s investment in mortgage-backed securities at December 31, 2020 and June 30, 2020 were caused by interest rate changes.  The contractual cash flows of these investments are guaranteed by agencies of the U.S. Government.  Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2020.

The Company’s investment in equity securities consists primarily of FHLB stock and shares of First National Bankers Bankshares, Inc. (“FNBB”).  Management monitors its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

At December 31, 2020, securities with a carrying value of $1.3 million were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $189.8 million were pledged to secure FHLB advances.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable

Loans receivable are summarized as follows:

	December 31, 2020	June 30, 2020
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$103,703	$108,146
Commercial	86,406	87,088
Multi-Family Residential	45,714	47,432
Land	15,553	18,068
Construction	11,672	8,159
Equity and Second Mortgage	1,442	1,410
Equity Lines of Credit	10,493	12,252

Total Mortgage Loans	274,983	282,555

Commercial Loans	64,890	81,909
Consumer Loans
Loans on Savings Accounts	350	364
Other Consumer Loans	568	615

Total Consumer Other Loans	918	979
Total Loans	340,791	365,443

Less: Allowance for Loan Losses	(3,790)	(4,081)
Unamortized Loan Fees	(638)	(1,435)

Net Loans Receivable	$336,363	$359,927

Following is a summary of changes in the allowance for loan losses:

	Six Months Ended December 31,
	2020	2019
	(In Thousands)
Balance - Beginning of Period	$4,081	$3,452
Provision for Loan Losses	1,300	1,125
Loan Charge-Offs	(1,646)	(1,084)
Recoveries	55	4
Balance - End of Period	$3,790	$3,497

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

The following tables present the grading of loans, segregated by class of loans, as of December 31, 2020 and June 30, 2020:

December 31, 2020	Pass and Pass Watch	Special Mention	Substandard	Dboubtful		Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$102,704	$360	$639	$		$103,703
Commercial	83,309	--	3,097		--	86,406
Multi-Family Residential	45,714	--	--		--	45,714
Land	13,479	--	2,074		--	15,553
Construction	11,672	--	--		--	11,672
Equity and Second Mortgage	1,442	--	--		--	1,442
Equity Lines of Credit	10,493	--	--		--	10,493
Commercial Loans	64,890	--	--		--	64,890
Consumer Loans	918	--	--		--	918
Total	$334,621	$360	$5,810		$--	$340,791

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

The following tables present an aging analysis of past due loans, segregated by class of loans, as of December 31, 2020 and June 30, 2020:

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	current	Total Loans Receivable	Recorded Investment >90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$220	$374	$841	$1,435	$102,268	$103,703	$174
Commercial	--	--	1,183	1,183	85,223	86,406	--
Multi-Family Residential	--	--	--	--	45,714	45,714	--
Land	--	--	2,074	2,074	13,479	15,553	--
Construction	--	--	--	--	11,672	11,672	--
Equity and Second Mortgage	--	--	--	--	1,442	1,442	--
Equity Lines of Credit	120	--	--	120	10,373	10,493	--
Commercial Loans	--	--	--	--	64,890	64,890	--
Consumer Loans	--	--	--	--	918	918	--

Total	$340	$374	$4,098	$4,812	$335,979	$340,791	$174

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

There was no interest income recognized on non-accrual loans during the six months ended December 31, 2020 or year ended June 30, 2020. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the six months ended December 31, 2020 and the year ended June 30, 2020 was approximately $113,000 and $464,000, respectively.

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the six months ended December 31, 2020 and year ended June 30, 2020 was as follows:

	Real Estate Loans
December 31, 2020	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$966	$568	$364	$1,024	$80	$126	$949	$4	$4,081
Charge-Offs	(41)	(698)	--	(907)	--	--	--	--	(1,646)
Recoveries	1	--	--	--	--	5	49	--	55
Current Provision	1	679	134	(19)	30	30	446	(1)	1,300
Ending Balances	$927	$549	$498	$98	$110	$161	$1,444	$3	$3,790

Evaluated for Impairment:
Individually	14	--	--	--	--	--	--	--	14
Collectively	913	549	498	98	110	161	1,444	3	3,776

Loans Receivable:
Ending Balances – Total	$103,703	$86,406	$45,714	$15,553	$11,672	$11,935	$64,890	$918	$340,791
Ending Balances:
Evaluated for Impairment:
Individually	1,026	3,098	--	2,074	--	--	--	--	6,198
Collectively	$102,677	$83,308	$45,714	$13,479	$11,672	$11,935	$64,890	$918	$334,593

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

	Real Estate Loans
June 30, 2020	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans And Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,017	$508	$338	$100	$115	$144	$1,227	$3	$3,452
Charge-Offs	(40)	(100)	--	--	--	(107)	(1,135)	--	(1,382)
Recoveries	2	--	--	--	--	9	109	--	120
Current Provision	(13)	160	26	924	(35)	80	748	1	1,891
Ending Balances	$966	$568	$364	$1,024	$80	$126	$949	$4	$4,081

Evaluated for Impairment:
Individually	34	23	--	907	--	--	--	--	964
Collectively	932	545	364	117	80	126	949	4	3,117

Loans Receivable:
Ending Balances – Total	$108,146	$87,088	$47,432	$18,068	$8,159	$13,662	$81,909	$979	$365,443
Ending Balances:
Evaluated for Impairment:
Individually	1,260	3,712	--	2,981	--	17	457	--	8,427
Collectively	$106,886	$83,376	$47,432	$15,087	$8,159	$13,645	$81,452	$979	$357,016

The following table’s present loans individually evaluated for impairment, segregated by class of loans, as of December 31, 2020 and June 30, 2020:

December 31, 2020	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,026	$1,026	$--	$1,026	$--	$1,047
Commercial	3,098	3,098	--	3,098	--	3,692
Multi-Family Residential	--	--	--	--	--	--
Land	2,074	2,074	--	2,074	--	2,868
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	--	--	--	--	--	--
Consumer Loans	--	--	--	--	--	--

Total	$6,198	$6,198	$--	$6,198	$--	$7,607

June 30, 2020	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,260	$1,260	$--	$1,260	$--	$1,271
Commercial	3,712	3,712	--	3,712	--	5,108
Multi-Family Residential	--	--	--	--	--	--
Land	2,981	--	2,981	2,981	907	2,981
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	17	17	--	17	--	17
Commercial Loans	457	457	--	457	--	457
Consumer Loans	--	--	--	--	--	--

Total	$8,427	$5,446	$2,981	$8,427	$907	$9,834

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

Information about the Company’s TDRs is as follows (in thousands):

	December 31, 2020
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial business	$--	$--	$--	$--
1-4 Family Residential	--	--	--	--
Commercial real estate	--	1,183	1,183	1,183

	June 30, 2020
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial business	$--	$457	$457	$457
1-4 Family Residential	--	76	76	76
Commercial real estate	--	1,797	1,797	1,797

For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result, the loan is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of December 31, 2020, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

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

The Bank handles loan payment modification requests on a case-by-case basis considering the effects of the COVID-19 pandemic, related economic slow-down and stay-at-home orders on our customer and their current and projected cash flows through the term of the loan. Through December 31, 2020, we modified 10 loans with principal balances totaling $5.9 million representing 1.7% of our loans outstanding as of December 31, 2020. A majority of deferrals are three-month payment deferrals of principal and interest, with payments after deferral increased to collect amounts deferred. It is too early to determine if these modified loans will perform in accordance with their modified terms.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

increased to collect amounts deferred. It is too early to determine if these modified loans will perform in accordance with their modified terms.

Details with respect to actual loan modifications are as follows:

	Number of Covid-19 Remaining Deferments at December 31, 2020	Balance (in thousands)	Percent of Total Loans at December 31, 2020
One-to-Four family residential	2	$2,314	2.4%
Commercial real estate	2	2,937	3.4
Multi-family residential	--	--	--
Land	--	--	--
Construction	--	--	--
Equity and second mortgage	--	--	--
Equity lines of credit	2	228	2.2
Commercial business	4	465	0.7
Consumer	--	--	--
Total	10	$5,944	1.7%

	Number of Covid-19 Deferments Year Ended June 30, 2020	Balance (in thousands)	Percent of Total Loans at June 30, 2020
One-to-Four family residential	101	$27,705	25.6%
Commercial real estate	40	28,278	32.5
Multi-family residential	9	18,046	38.0
Land	7	1,190	6.6
Construction	1	680	8.3
Equity and second mortgage	--	--	--
Equity lines of credit	19	1,586	12.9
Commercial business	39	6,609	8.1
Consumer	--	--	--
Total	216	$84,094	23.0%

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Deposits

Deposits at December 31, 2020 and June 30, 2020 consist of the following classifications:

	December 31, 2020	June 30, 2020
	(In Thousands)
Non-Interest Bearing	$106,883	$103,422
NOW Accounts	46,704	41,365
Money Markets	76,070	74,637
Passbook Savings	108,264	83,797
	337,921	303,221

Certificates of Deposit	139,938	157,589

Total Deposits	$477,859	$460,810

5. Earnings Per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three and six months ended December 31, 2020 and 2019 were calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(In Thousands, Except Per Share Data)

Net income	$1,403	$588	$2,650	$1,835

Weighted average shares outstanding – basic	1,617	1,699	1,624	1,707
Effect of dilutive common stock equivalents	67	133	57	129
Adjusted weighted average shares outstanding – diluted	1,684	1,832	1,681	1,836

Basic earnings per share	$0.87	$0.35	$1.63	$1.07
Diluted earnings per share	$0.83	$0.32	$1.58	$1.00

For the three months ended December 31, 2020 and 2019, there were outstanding options to purchase 309,783 and 274,294 shares, respectively, at a weighted average exercise price of $19.83 and $18.04 per share, respectively and for the six months ended December 31, 2020 and 2019, there were outstanding options to purchase 288,254 and 274,963 shares, respectively, at a weighted average exercise price of $19.83 and $18.04 per share, respectively. For the quarter ended December 31, 2020 and 2019, 67,300 options and 133,516 options, respectively, were included in the computation of diluted earnings per share. For the six month period ended December 31, 2020 and 2019, 56,768 options and 128,785 options, respectively, were included in the computation of diluted earnings per share.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(In Thousands)

Average common shares issued	3,062	3,062	3,062	3,062
Average unearned ESOP shares	(82)	(94)	(84)	(95)
Average unearned RRP shares	--	--	--	(1)
Average Company stock purchased	(1,363)	(1,269)	(1,354)	(1,259)

Weighted average shares outstanding	1,617	1,699	1,624	1,707

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

The cost associated with the Recognition Plan is based on the share price of $18.92 on July 31, 2014, which represents the fair market price of the Company’s stock on the date on which the Recognition Plan shares were granted. The cost of the Recognition Plan was recognized over the five year vesting period ending July 31, 2019.

Stock Option Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the “2005 Option Plan”) for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2005 Option Plan totaled 158,868 (as adjusted).  Both incentive stock options and non-qualified stock options may be granted under the 2005 Option Plan.  The 2005 Stock Option Plan terminated on June 8, 2015, however, the 433 outstanding options as of December 31, 2020 will remain in effect for the remainder of their original ten year terms.

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan (the “2011 Option Plan,” together with the 2005 Option Plan, the “Option Plans”) for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2011 Option Plan totaled 194,522.  Both incentive stock options and non-qualified stock options may be granted under the 2011 Option Plan.

On January 31, 2012 and July 31, 2014, 165,344 options and 29,178 options, respectively, were granted to directors and employees at an exercise price of $14.70 and $18.92 per share, respectively, under the 2011 Option Plan.  As of December 31, 2020, there were 389 stock options available for future grant under the 2011 Option Plan.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-Based Compensation (continued)

Stock Incentive Plan

On November 12, 2014, the shareholders of the Company approved the adoption of the Company’s 2014 Stock Incentive Plan (the “2014 Stock Incentive Plan”) for the benefit of employees and non-employee directors as an incentive to contribute to the success of the Company and reward employees for outstanding performance and the attainment of targeted goals.  The 2014 Stock Incentive Plan covers a total of 150,000 shares, of which no more than 37,500 shares, or 25% of the plan, may be share rewards.  The balance of the plan is reserved for stock option awards which would total 112,500 stock options, assuming all the share awards are issued. All incentive stock options granted under the 2014 Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  On October 26, 2015, the Company granted a total of 34,500 plan share awards and 103,500 stock options to directors, officers, and other key employees vesting ratably over five years. On February 5, 2019, the Company granted a total of 3,000 plan share awards and 13,500 stock options (which includes 4,500 stock options forfeited from the October 26, 2015 grants) to key employees vesting ratably over five years.

On November 13, 2019, the shareholders of the Company approved the adoption of the Company’s 2019 Stock Incentive Plan (the “2019 Stock Incentive Plan,” together with the 2014 Stock Incentive Plan, the “Stock Incentive Plans”) which provides for a total of 125,000 shares reserved for future issuance as stock awards or stock options. No more than 31,250 shares, or 25%, may be granted as stock awards.  The balance of the plan is reserved for stock option awards. On November 11, 2020, the Company granted a total of 31,250 plan share awards and 93,750 stock options to directors, officers and other key employees vesting ratably over five years. The Stock Incentive Plans costs are recognized over the five year vesting period.  As of December 31, 2020, there are no plan share awards or stock options available for future grants under the Stock Incentive Plans.

Compensation expense pertaining to the 2011 Recognition Plan and the share awards under the Stock Incentive Plans was approximately $134,000 and $158,000 for the six months ended December 31, 2020 and 2019, respectively. For the six months ended December 31, 2020 and 2019, compensation expense charged to operations for stock options granted under the 2011 Option Plan and the Stock Incentive Plans was $55,000 and $69,000, respectively.

7. Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amounts of $4.0 million and $3.8 million at December 31, 2020 and June 30, 2020, respectively.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value Disclosures (continued)

At December 31, 2020 and June 30, 2020, the carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2020		June 30, 2020
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$79,795	$79,795	$54,871	$54,871
Securities Available-for-Sale	33,060	33,060	42,060	42,060
Securities to be Held-to-Maturity	31,309	32,222	20,858	21,879
Loans Held-for-Sale	27,904	27,904	14,798	14,798
Loans Receivable	336,363	$333,962	359,927	$359,581

Financial Liabilities
Deposits	$477,859	$472,465	$460,810	$458,994
Advances from FHLB	907	980	1,060	1,150

Off-Balance Sheet Items
Mortgage Loan Commitments	$8,388	$8,388	$8,536	$8,536

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the six months ended December 31, 2020.

Fair values of assets and liabilities measured on a recurring basis at December 31, 2020 and June 30, 2020 are as follows:

	Fair Value Measurements Using:
December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$3,258	$--	$3,258
FNMA	--	22,247	--	22,247
GNMA	--	7,555	--	7,555

Total	$--	$33,060	$--	$33,060

	Fair Value Measurements Using:
June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$5,159	$--	$5,159
FNMA	--	31,852	--	31,852
GNMA	--	5,059	--	5,049

Total	$--	$42,060	$--	$42,060

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Leases

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

(In Thousands)		December 31, 2020	June 30, 2020
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other Assets	$866	$877
Total Lease Right-of-Use Assets		$866	$877

Lease Liabilities
Operating lease liabilities	Other Accrued Expenses and Liabilities	$878	$887
Total Lease Liabilities		$878	$887

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

	December 31, 2020	June 30, 2020
Weighted-average remaining lease term
Operating leases	37.9 years	38.4 years

Weighted-average discount rate
Operating leases	3.00%	3.00%

10. Subsequent Events

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

Discussion of Financial Condition Changes from June 30, 2020 to December 31, 2020

General

At December 31, 2020, the Company reported total assets of $535.4 million, an increase of $17.2 million, or 3.3%, compared to total assets of $518.2 million at June 30, 2020. The increase in assets was comprised primarily of increases in cash and cash equivalents of $24.9 million, or 45.4%, from $54.9 million at June 30, 2020 to $79.8 million at December 31, 2020, loans held-for-sale of $13.1 million, or 88.6%, from $14.8 million at June 30, 2020 to $27.9 million at December 31, 2020, premises and equipment of $1.6 million, or 12.1%, from $13.2 million at June 30, 2020 to $14.8 million at December 31, 2020, investment securities of $1.5 million, or 2.3%, from $62.9 million at June 30, 2020 to $64.4 million at December 31, 2020, other assets of $211,000, or 11.6%, from $1.8 million at June 30, 2020 to $2.0 million at December 31, 2020, bank owned life insurance of $67,000, or 0.9%, from$7.1 million at June 30, 2020 to $7.2 million at December 31, 2020, and deferred tax assets of $30,000, or 4.0%, from $757,000 at June 30, 2020 to $787,000 at December 31, 2020. These increases were partially offset by decreases in loans receivable, net of $23.6 million, or 6.5%, from $359.9 million at June 30, 2020 to $336.4 million at December 31, 2020, accrued interest receivable of $454,000, or 24.4%, from $1.9 million at June 30,2020 to $1.4 million at December 31, 2020, and foreclosed assets of $200,000, or 21.1%. from $950,000 at June 30, 2020 to $750,000 at December 31, 2020. The increase in investment securities was primarily due to security purchases of $21.5 million offset by principal repayments on mortgage backed securities of $17.2 million and a redemption of FHLB stock for $2.4 million.  The increase in loans held-for-sale resulted primarily from an increase in loans originated for sale during the six months ended December 31, 2020.  The decrease in loans receivable was primarily due to $20.2 million of SBA PPP loans being forgiven and paid off.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2020 to December 31, 2020 (continued)

Cash and Cash Equivalents

Cash and cash equivalents increased $24.9 million, or 45.4%, from $54.9 million at June 30, 2020 to $79.8 million at December 31, 2020. The $24.9 million increase in cash and cash equivalents was primarily due to deposit growth and principal payoffs on loans.

Loans Receivable, Net

Loans receivable, net, decreased by $23.6 million, or 6.5%, to $336.4 million at December 31, 2020 compared to $359.9 million at June 30, 2020.  The decrease in loans receivable, net was primarily due to decreases in commercial non-real estate loans of $17.0 million, one-to-four-family residential loans of $4.4 million, land loans of $2.5, equity line-of-credit loans of $1.8 million, multi-family residential loans of $1.7 million, commercial real estate loans of $682,000 and consumer loans of $61,000, partially offset by increases in construction loans of $3.5 million, and equity and second mortgage loans of $32,000.

Loans Held-for-Sale

Loans held-for-sale increased $13.1 million, or 88.6%, from $14.8 million at June 30, 2020 to $27.9 million at December 31, 2020.  The increase in loans held-for-sale results primarily from an increase in the origination volume during the first six months of fiscal 2021.

Investment Securities

Investment securities amounted to $64.4 million at December 31, 2020 compared to $62.9 million at June 30, 2020, an increase of $1.5 million, or 2.3%.  The increase in investment securities was primarily due to security purchases of $21.5 million offset by principal repayments on mortgage backed securities of $17.2 million and a redemption of FHLB stock for $2.4 million

Premises and Equipment, Net

Premises and equipment, net increased $1.6, or 12.1%, to $14.8 million at December 31, 2020 compared to $13.2 million at June 30, 2020.  The increase in premises and equipment was primarily due to the relocation of the Company’s Mansfield Road Branch which was a leased property to a new location in Southern Hills in December 2020.

Asset Quality

At December 31, 2020, the Company had $4.8 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $7.2 million of non-performing assets at June 30, 2020, consisting of six commercial real estate loans to one borrower, five single-family residential loans, one lot loan, one land loan, and two commercial real estate properties in other real estate owned at December 31, 2020, compared to five single-family residential loans, five commercial real estate loans to one borrower, one lot loan, one land loan and two commercial real estate properties in other real estate owned at June 30, 2020.  The decrease in non-performing assets from $7.2 million at June 30, 2020 to $4.8 million at December 31, 2020 was primarily due to a write-down of $907,000 on a lot loan, a write-down of $698,000 on a commercial real estate loan, and the paydown of a portion of the collateral on the same commercial real estate loan totaling $449,000.  At December 31, 2020, the Company had four single family residential loans, two commercial land and lot development loans to one borrower, six commercial real estate loans to one borrower, and two commercial real estate loans to one borrower classified as substandard compared to four single family residential loans, two commercial land and lot development loans, and six commercial real estate loans to one borrower classified as substandard at June 30, 2020. There were no loans classified as doubtful at December 31, 2020 or June 30, 2020.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2020 to December 31, 2020 (continued)

Total Liabilities

Total liabilities increased $16.2 million, or 3.5%, from $467.7 million at June 30, 2020 to $483.9 million at December 31, 2020 primarily due to an increase in total deposits of $17.0 million, or 3.7%, to $477.9 million at December 31, 2020 compared to $460.8 million at June 30, 2020, and an increase of $200,000, or 8.7%, in other borrowings from $2.3 million at June 30, 2020 to $2.5 million at December 31, 2020, partially offset by a decrease of $660,000, or 22.1%, in other accrued expenses and liabilities from $3.0 million at June 30, 2020 to $2.3 million at December 31, 2020, and a decrease of $153,000, or 14.4%, in advances from the Federal Home Loan Bank from $1.1 million at June 30, 2020 to $907,000 at December 31, 2020.  The increase in deposits was primarily due to a $24.5 million, or 29.2%, increase in savings deposits from $83.8 million at June 30, 2020 to $108.3 million at December 31, 2020, a  $5.3 million, or 12.9%, increase in NOW accounts from $41.4 million at June 30, 2020 to $46.7 million at December 31, 2020, a $3.5 million, or 3.3%, increase in non-interest bearing deposits from $103.4 million at June 30, 2020 to $106.9 million at December 31, 2020, and a increase in money market deposits of $1.4 million, or 1.9%, from $74.6 million at June 30, 2020 to $76.1 million at December 31, 2020, partially offset by a decrease of $17.7 million, or 11.2%, in certificates of deposit from $157.6 million at June 30, 2020 to $139.9 million at December 31, 2020. The Company had $11.6 million in brokered deposits at December 31, 2020 compared to $16.1 million at June 30, 2020.  The decrease in advances from the Federal Home Loan Bank was primarily due to principal paydowns on amortizing advances.

Shareholders’ Equity

Shareholders’ equity increased $927,000, or 1.8%, to $51.5 million at December 31, 2020 from $50.5 million at June 30, 2020.  The primary reasons for the changes in shareholders’ equity from June 30, 2020 were net income of $2.7 million, the vesting of restricted stock awards, stock options, and the release of employee stock ownership plan shares totaling $333,000, and proceeds from the issuance of common stock from the exercise of stock options of $164,000, partially offset by the acquisition of Company stock of $1.4 million, dividends paid totaling $565,000, and a decrease in the Company’s accumulated other comprehensive income of $262,000.

Regulatory Capital

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency (“OCC”).  At December 31, 2020, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2020 and 2019

General

The increase in net income for the three months ended December 31, 2020, as compared to the prior year quarter resulted primarily from a $700,000, or 18.5%, increase in net interest income, an increase of $591,000, or 64.4%, in non-interest income, a decrease of $350,000, or 36.8%, in provision for loan losses, partially offset by an increase of $583,000, or 19.4%, in non-interest expense, and a $243,000, or 165.3%, increase in provision for income taxes

The increase in net income for the six months ended December 31, 2020 resulted primarily from a $1.3 million, or 70.7%, increase in non-interest income, an increase of $875,000, or 11.5%, in net interest income, partially offset by an increase of $929,000, or 15.3%, in non-interest expense, an increase of $287,000, or 67.4%, in provision for income taxes and a $175,000, or 15.6%, increase in provision for loan losses.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2020 and 2019 (continued)

Net Interest Income

The increase in net interest income for the three months ended December 31, 2020 was primarily due to a $482,000, or 34.8%, decrease in total interest expense, primarily due to an decrease of 67 basis points in the average rate on interest-bearing deposits, and an increase of $218,000, or 4.2%, in total interest income. The cost of funds from Federal Home Loan Bank borrowings decreased $3,000, or 21.4%, compared to the prior year three month period and interest paid on deposits decreased $483,000, or 35.5%, compared to the prior year three month period. Interest paid on other borrowings increased $4,000, or 30.8% compared to the prior year three month period. The Company’s average interest rate spread was 3.23% for the three months ended December 31, 2020 compared to 3.18% for the three months ended December 31, 2019. The Company’s net interest margin was 3.50% for the three months ended December 31, 2020 compared to 3.52% for the three months ended December 31, 2019.

Net interest income for the six months ended December 31, 2020 was $8.5 million, an increase of $875,000, or 11.5%, in comparison to the six months ended December 31, 2019.  The increase in net interest income for the six month period was primarily due to an $841,000, or 30.7%, decrease in total interest expense, and by an increase of $34,000, or 0.3%, in total interest income.  The cost of funds from Federal Home Loan Bank borrowings decreased $7,000, or 23.3%, compared to the prior year six month period and interest paid on deposits decreased $847,000, or 31.4%, compared to the prior year six month period.  Interest paid on other borrowing increased $13,000, or 76.5% compared to the prior year six month period.  The Company’s average interest rate spread was 3.06% for the six months ended December 31, 2020, compared to 3.21% for the six months ended December 31, 2019. The Company’s net interest margin was 3.34% for the six months ended December 31, 2020, compared to 3.56% for the six months ended December 31, 2019.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market area, and other factors related to the collectability of Home Federal Bank’s loan portfolio, a provision for loan losses of $600,000 and $1.3 million was made during the three and six months ended December  31, 2020, respectively, compared to a $950,000 and $1.1 million provision made during the three and six months ended December 31, 2019. The allowance for loan losses was $3.8 million, or 1.11% of total loans receivable, at December 31, 2020 compared to $3.5 million, or 1.07% of total loans receivable, at December 31, 2019.  At December 31, 2020, the Company had $4.8 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $7.2 million of non-performing assets at June 30, 2020, consisting of six commercial real estate loans to one borrower, five single-family residential loans, one lot loan, one land loan, and two commercial real estate properties in other real estate owned at December 31, 2020, compared to five single-family residential loans, five commercial real estate loans to one borrower, one lot loan, one land loan and two commercial real estate properties in other real estate owned at June 30, 2020.  The decrease in non-performing assets from $7.2 million at June 30, 2020 to $4.8 million at December 31, 2020 was primarily due to a write-down of $907,000 on a lot loan, a write-down of $698,000 on a commercial real estate loan, and the paydown of a portion of the collateral on the same commercial real estate loan totaling $449,000. At December 31, 2020, the Company had four single family residential loans, two commercial land and lot development loans to one borrower, six commercial real estate loans to one borrower, and two commercial real estate loans to one borrower classified as substandard compared to four single family residential loans, two commercial land and lot development loans, and six commercial real estate loans to one borrower classified as substandard at June 30, 2020. There were no loans classified as doubtful at December 31, 2020 or June 30, 2020.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2020 and 2019 (continued)

Non-interest Income

The $591,000 increase in non-interest income for the three months ended December 31, 2020, compared to the prior year quarterly period, was primarily due to an increase of $627,000 in gain on sale of loans, and a $4,000 increase in other non-interest income, partially offset by a decrease of $38,000 in service charges on deposit accounts, and a $2,000 decrease in income from bank owned life insurance. The $1.3 million increase in non-interest income for the six months ended December 31, 2020 compared to the prior year six-month period was primarily due to an increase of $1.5 million in gain on sale of loans, and an increase of $8,000 in other non-interest income, partially offset by an $80,000 decrease in gain on sale of real estate, a $64,000 decrease in service charges on deposit accounts, and a $4,000 decrease in income from bank owned life insurance. The Company sells most of its long term fixed rate residential mortgage loan originations primarily in order to manage interest rate risk.

Non-interest Expense

The $583,000 increase in non-interest expense for the three months ended December 31, 2020, compared to the same period in 2019, is primarily attributable to increases of $248,000 in compensation and benefits expense, $200,000 in real estate owned valuation adjustment expense, $70,000 in data processing expense, $38,000 in deposit insurance premiums expense, $37,000 in occupancy and equipment expense, $33,000 in loan and collection expense, $21,000 in other non-interest expenses, and $6,000 in audit and examination fees. The increases were partially offset by decreases of $33,000 in franchise and bank shares tax expense, $19,000 in legal fees, and $18,000 in advertising expense.  The $929,000 increase in non-interest expense for the six months ended December 31, 2020, compared to the same six month period in 2019, is primarily attributable to increases of $656,000 in compensation and benefits expense, $200,000 in real estate owned valuation adjustment expense, $104,000 in data processing expense, $68,000 in deposit insurance premium expense, $41,000 in occupancy and equipment expense, $15,000 in audit and examination fees expense, $13,000 in other non-interest expenses, $8,000 in loan and collection expense, and $2,000 in legal fees, partially offset by decreases of $139,000 in advertising expense and $39,000 in franchise and bank shares tax expense.

The aggregate compensation expense recognized by the Company for its Stock Option, Share Award, ESOP, and Recognition and Retention Plans amounted to $230,000 and $333,000 for the three and six months ended December 31, 2020, respectively, compared to $267,000 and $421,000 for three and six months ended December 31, 2019, respectively.

The Louisiana bank shares tax is assessed on the Bank’s equity and earnings.  For the three and six months ended December 31, 2020, the Company recognized franchise and bank shares tax expense of $89,000 and $198,000, respectively, compared to $122,000 and $237,000 for the same periods in 2019.

Income Taxes

Income taxes amounted to $390,000 and $713,000 for the three and six months ended December 31, 2020, respectively, resulting in an effective tax rate of 21.8% and 21.2%.  Income taxes amounted to $147,000 and $426,000 for the three and six months ended December 31, 2019, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2020 and 2019 (continued)

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

	Three Months Ended December 31,
	2020			2019
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$378,516	$5,074	5.32%	$331,368	$4,632	5.55%
Investment securities	60,890	282	1.84	72,291	442	2.43
Interest-earning deposits	68.242	24	0.14	21.481	88	1.63
Total interest-earning assets	$507,648	5,380	4.20%	$425,140	5,162	4.82%
Non-interest-earning assets	31,566			32,515
Total assets	$539,214			$457,655
Interest-bearing liabilities:
Savings accounts	$101,802	153	0.60%	$57,878	194	1.33%
NOW accounts	43,605	24	0.22	31,133	50	0.64
Money market accounts	73,316	65	0.35	75,371	230	1.21
Certificate accounts	147,322	635	1.71	168,834	886	2.08
Total interest bearing deposits	366,045	877	0.95	333,216	1,360	1.62
Other Borrowings	2,043	17	3.30	1,063	13	4.85
FHLB advances	933	11	4.68	1,233	14	4.66
Total interest-bearing liabilities	$369,021	905	0.97%	$335,512	1,387	1.64%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	114,983			67,460
Other liabilities	3,766			4,340
Total interest bearing liabilities	487,770			407,312
Total Stockholders’ Equity(1)	51,444			50,343

Total liabilities and equity	$539,214			$457,655

Net interest-earning assets	$138,627			$89,628

Net interest income; average interest rate spread(2)		$4,475	3.23%		$3,775	3.18%
Net interest margin(3)			3.50%			3.52%
Average interest-earning assets to average interest-bearing liabilities			137.57%			126.71%

 __________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2020 and 2019 (continued)

	Six Months Ended December 31,
	2020			2019
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$379,377	$9,721	5.08%	$333,955	$9,284	5.52%
Investment securities	59,021	601	2.02	68,905	848	2.44
Interest-earning deposits	64,447	42	0.13	20,570	198	1.91
Total interest-earning assets	$502,845	10,364	4.09%	$423,430	10,330	4.84%
Non-interest-earning assets	30,744			27,415
Total assets	$533,589			$450,845
Interest-bearing liabilities:
Savings accounts	$98,211	311	0.63%	$52,906	314	1.18%
NOW accounts	42,108	56	0.26	31,321	99	0.62
Money market accounts	73,248	141	0.38	74,889	459	1.22
Certificate accounts	151,821	1,340	1.75	172,866	1,823	2.09
Total interest-bearing deposits	365,388	1,848	1.00	331,982	2,695	1.61
Other bank borrowings	1,898	30	3.24	703	17	4.80
FHLB advances	971	23	4.70	1,270	30	4.69
Total interest-bearing liabilities	$368,257	1,901	1.02%	$333,955	2,742	1.63%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	113,057			64,815
Other liabilities	1,741			2,471
Total liabilities	483,055			401,241
Total Stockholders’ Equity(1)	50,534			49,604

Total liabilities and equity	$533,589			$450,845

Net interest-earning assets	$134,588			$89,475

Net interest income; average interest rate spread(2)		$8.463	3.06%		$7.588	3.21%
Net interest margin(3)			3.34%			3.56%
Average interest-earning assets to average interest-bearing liabilities			136.55%			126.79%
__________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2020 and 2019 (continued)

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings, and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets which provide liquidity to meet lending requirements.  Home Federal Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $13.0 million at December 31, 2020.

A significant portion of Home Federal Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents.   Home Federal Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At December 31, 2020, Home Federal Bank had $907,000 in advances from the Federal Home Loan Bank of Dallas and had $189.8 million in additional borrowing capacity.  Additionally, at December 31, 2020, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $19.5 million. There were no amounts purchased under this agreement as of December 31, 2020. In addition, the Company had available a $5.0 million line of credit agreement at December 31, 2020 with First National Bankers Bank. At December 31, 2020 there was a $2.5 million balance in the credit line.

At December 31, 2020, Home Federal Bank had outstanding loan commitments of $54.0 million to originate loans and commitments under unused lines of credit of $8.4 million. At December 31, 2020, certificates of deposit scheduled to mature in less than one year totaled $86.3 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale, as needed.

At December 31, 2020, Home Federal Bank exceeded each of its regulatory capital requirements with tangible equity, common equity Tier 1, core, and total risk-based capital ratios of 9.83%, 16.23%, 9.83%, and 17.4%, respectively.

Off-Balance Sheet Arrangements

At December 31, 2020, the Company did not have any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.

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

The Company’s repurchases of its common stock made during the quarter ended December 31, 2020 are set forth in the table below, including stock-for-stock option exercises:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2020 – October 31, 2020	1,870	$22.81	--	--
November 1, 2020 – November 30, 2020	40,000	$24.37	--	85,000
December 1, 2020 – December 31, 2020	--	--	--	85,000
Total	41,870	$24.30	--	85,000
______________
Notes to this table:

(a)
On November 18, 2020, the Company announced that its Board of Directors approved a tenth stock repurchase program for the repurchase of up to 85,000 shares, or approximately 5.0% of its outstanding shares of common stock. The repurchase program does not have an expiration date.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: February 12, 2021	By:	/s/Glen W. Brown
Glen W. Brown Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)