Form 10-Q
period 2021-03-31
Home Federal Bancorp, Inc. of Louisiana
filed 2021-05-14
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2021
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	[ ] Yes	[X] No

Shares of common stock, par value $.01 per share, outstanding as of May 13, 2021: The registrant had 3,358,566 shares of common stock outstanding.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31, 2021	June 30, 2020
	(In Thousands)

ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $91,167 and $50,417 March 31, 2021 and June 30, 2020, Respectively)	$100,971	$54,871
Securities Available-for-Sale	28,565	42,060
Securities Held-to-Maturity (Fair Value of $41,731 and $21,879, Respectively)	41,802	20,858
Loans Held-for-Sale	22,254	14,798
Loans Receivable, Net of Allowance for Loan Losses of $4,387 and $4,081, Respectively	342,313	359,927
Accrued Interest Receivable	1,273	1,860
Premises and Equipment, Net	14,814	13,235
Bank Owned Life Insurance	7,185	7,087
Deferred Tax Asset	1,002	757
Foreclosed Assets	1,258	950
Other Assets	1,823	1,817

Total Assets	$563,260	$518,220

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$129,305	$103,422
Interest-bearing	376,091	357,388
Total Deposits	505,396	460,810
Advances from Borrowers for Taxes and Insurance	385	522
Short-term Federal Home Loan Bank Advances	35	193
Long-term Federal Home Loan Bank Advances	841	867
Other Borrowings	1,600	2,300
Other Accrued Expenses and Liabilities	2,861	2,993
Total Liabilities	511,118	467,685

STOCKHOLDERS’ EQUITY
Preferred Stock – $.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	--	--
Common Stock – $.01 Par Value; 40,000,000 Shares Authorized; 3,369,966 and 3,449,024 Shares Issued and Outstanding (split adjusted) at March 31, 2021 and June 30, 2020, Respectively	34	22
Additional Paid-in Capital	37,116	36,531
Unearned ESOP Stock	(783)	(870)
Retained Earnings	15,508	13,937
Accumulated Other Comprehensive Income	267	915

Total Stockholders’ Equity	52,142	50,535

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$563,260	$518,220

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2021	2020	2021	2020
	(In Thousands, Except per Share Data)
INTEREST INCOME
Loans, Including Fees	$4,853	$4,378	$14,574	$13,662
Investment Securities	1	12	5	43
Mortgage-Backed Securities	307	401	905	1,218
Other Interest-Earning Assets	34	83	76	281
Total Interest Income	5,195	4,874	15,560	15,204

INTEREST EXPENSE
Deposits	723	1,298	2,571	3,992
Other Borrowings	19	19	50	36
Federal Home Loan Bank Borrowings	11	14	34	44
Total Interest Expense	753	1,331	2,655	4,072
Net Interest Income	4,442	3,543	12,905	11,132

PROVISION FOR LOAN LOSSES	450	316	1,750	1,441
Net Interest Income after Provision for Loan Losses	3,992	3,227	11,155	9,691

NON-INTEREST INCOME
Gain on Sale of Loans	936	604	3,553	1,751
Gain on Sale of Real Estate	--	(76)	--	4
Gain on Sale of Securities	--	219	--	219
Income on Bank Owned Life Insurance	31	34	99	105
Service Charges on Deposit Accounts	231	258	731	821
Other Income	15	8	43	28
Total Non-Interest Income	1,213	1,047	4,426	2,928

NON-INTEREST EXPENSE
Compensation and Benefits	2,200	1,961	6,552	5,657
Occupancy and Equipment	387	353	1,157	1,081
Data Processing	176	144	571	435
Audit and Examination Fees	49	51	178	165
Franchise and Bank Shares Tax	105	111	302	348
Advertising	45	45	118	257
Legal Fees	91	113	355	376
Loan and Collection	89	58	266	226
Deposit Insurance Premium	35	12	103	12
Valuation Adjustment Real Estate Owned	--	--	200	--
Other Expense	215	185	603	560
Total Non-Interest Expense	3,392	3,033	10,405	9,117
Income Before Income Taxes	1,813	1,241	5,176	3,502

PROVISION FOR INCOME TAX EXPENSE	395	264	1,108	690
Net Income	$1,418	$977	$4,068	$2,812
EARNINGS PER COMMON SHARE:
Basic	$0.44	$0.29	$1.26	$0.83
Diluted	$0.41	$0.27	$1.20	$0.77
DIVIDENDS DECLARED	$0.08	$0.08	$0.25	$0.24

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2021	2020	2021	2020
	(In Thousands)		(In Thousands)

Net Income	$1,418	$977	$4,068	$2,812

Other Comprehensive (Loss) Net of Tax
Investment securities available-for-sale:
Net unrealized (Losses) Gains	(488)	989	(819)	875
Income Tax Effect	102	(208)	171	(184)
Reclassification adjustments for net (gains) losses realized in net income	--	(219)	--	(219)
Income tax effect	--	46	--	46
Other Comprehensive (Loss) Income	(386)	608	(648)	518
Total Comprehensive Income	$1,032	$1,585	$3,420	$3,330

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
				(In Thousands)
BALANCE – December 31, 2019	$23	$36,327	$(927)	$--	$14,621	$(70)	$49,974

Net Income	--	--	--	--	977	--	977

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	608	608

Share Awards Earned	--	19	--	--	--	--	19

RRP Shares Earned	--	--	--	--	--	--	--

Stock Options Vested	--	34	--	--	--	--	34

Common Stock Issuance for Stock Option Exercises	--	15	--	--	--	--	15

ESOP Compensation Earned	--	59	28	--	--	--	87

Company Stock Purchased	--	--	--	--	(1,774)	--	(1,774)

Dividends Declared	--	--	--	--	(286)	--	(286)

BALANCE – March 31, 2020	$23	$36,454	$(899)	$--	$13,538	$538	$49,654

BALANCE – December 31, 2020	$22	$36,981	$(812)	$--	$14,618	$653	$51,462

Net Income	--	--	--	--	1,418	--	1,418

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	(386)	(386)

Share Awards Earned	--	19	--	--	--	--	19

RRP Shares Earned	--	--	--	--	--	--	--

Stock Split	12	(12)	--	--	--	--	--

Stock Options Vested	--	26	--	--	--	--	26

Common Stock Issuance for Stock Option Exercises – Split Adjusted	--	44	--	--	--	--	44

ESOP Compensation Earned	--	58	29	--	--	--	87

Company Stock Purchased	--	--	--	--	(249)	--	(249)

Dividends Declared	--	--	--	--	(279)	--	(279)

BALANCE – March 31, 2021	$34	$37,116	$(783)	$--	$15,508	$267	$52,142

See accompanying notes to unaudited consolidated financial statements.

FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
				(In Thousands)
BALANCE – June 30, 2019	$23	$35,914	$(985)	$--	$15,370	$20	$50,342

Net Income	--	--	--	--	2,812	--	2,812

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	518	518

Share Awards Earned	--	153	--	--	--	--	153

RRP Shares Earned	--	24	--	--	--	--	24

Stock Options Vested	--	103	--	--	--	--	103

Common Stock Issuance for Stock Option Exercises – Split Adjusted	--	65	--	--	--	--	65

ESOP Compensation Earned	--	195	86	--	--	--	281

Company Stock Purchased	--	--	--	--	(3,779)	--	(3,779)

Dividends Declared	--	--	--	--	(865)	--	(865)

BALANCE – March 31, 2020	$23	$36,454	$(899)	$--	$13,538	$538	$49,654

BALANCE – June 30, 2020	$22	$36,531	$(870)	$--	$13,937	$915	$50,535

Net Income	--	--	--	--	4,068	--	4,068

Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	(648)	(648)

Share Awards Earned	--	153	--	--	--	--	153

RRP Shares Earned	--	--	--	--	--	--	--

Stock Split	12	(12)	--	--	--	--	--

Stock Options Vested	--	81	--	--	--	--	81

Common Stock Issuance for Stock Option Exercises	--	219	--	--	--`	--	219

ESOP Compensation Earned	--	144	87	--	--	--	231

Company Stock Purchased	--	--	--	--	(1,653)	--	(1,653)

Dividends Declared	--	--	--	--	(844)	--	(844)

BALANCE – March 31, 2021	$34	$37,116	$(783)	$--	$15,508	$267	$52,142

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2021	2020
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,068	$2,812
Adjustments to Reconcile Net Income to Net
Cash (Used in) Provided by Operating Activities
Bad Debt Recovery	202	8
Federal Home Loan Bank Stock Certificate	(5)	(43)
Net Amortization and Accretion on Securities	101	70
(Gain) Loss on Sale of Real Estate	--	(4)
Gain on Sale of Loans	(3,553)	(1,751)
Gain on Sale of Securities	--	(219)
Amortization of Deferred Loan Fees	(1,157)	(107)
Depreciation of Premises and Equipment	495	487
ESOP Expense	231	281
Stock Option Expense	81	103
Recognition and Retention Plan Expense	--	2
Deferred Income Tax	(245)	61
Valuation Adjustment Real Estate Owned	200	--
Provision for Loan Losses	1,750	1,441
Increase in Cash Surrender Value on Bank Owned Life Insurance	(99)	(105)
Share Awards Expense	94	111
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(159,954)	(75,089)
Loans Held-for-Sale – Sale and Principal Repayments	156,051	74,970
Accrued Interest Receivable	587	100
Other Operating Assets	(6)	(114)
Other Operating Liabilities	(132)	(86)

Net Cash (Used in) Provided by Operating Activities	(1,291)	2,928

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	15,829	3,284
Deferred Loan Fees Collected	560	120
Acquisition of Premises and Equipment	(2,074)	(701)
Proceeds from Sale of Real Estate	--	2,343
Activity in Available-for-Sale Securities:
Principal Payments on Mortgage-Backed Securities	17,695	8,991
Sale of Securities	--	9,856
Purchases of Securities	(5,077)	(21,250)
Activity in Held-to-Maturity Securities:
Principal Payments on Mortgage-Backed Securities	4,487	3,785
Sale/Redemptions of Securities	2,437	--
Purchase of Securities	(27,907)	(245)

Net Cash Provided by Investing Activities	5,951	6,183

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	March 31,
	2021	2020
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$44,586	$17,900
Repayments of Advances from Federal Home Loan Bank	(184)	(220)
Proceeds from Other Borrowings	1,800	1,800
Repayments of Other Borrowings	(2,500)	(450)
Net Decrease in Advances from Borrowers for Taxes and Insurance	(137)	(211)
Dividends Paid	(844)	(865)
Company Stock Purchased	(1,653)	(3,779)
Proceeds from Stock Options Exercised	219	65
Plan Share Distributions	153	153

Net Cash Provided by Financing Activities	41,440	14,393

NET INCREASE IN CASH AND CASH EQUIVALENTS	46,100	23,504

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	54,871	18,108

CASH AND CASH EQUIVALENTS - END OF PERIOD	$100,971	$41,612

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$2,680	$3,002
Income Taxes Paid	925	760
Market Value Adjustment for (Loss) Gain on Debt Securities Available-for-Sale	(819)	656

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (“Home Federal Bank” or the “Bank”).  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the nine month period ended March 31, 2021 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2021.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2021.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank’s customers by seven full-service banking offices and home office, located in Caddo and Bossier Parishes, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of March 31, 2021, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

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

The Company held no trading securities as of March 31, 2021 and June 30, 2020.

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

Non-Direct Response Advertising

The Company expenses all advertising costs, except for direct-response advertising, as incurred.  Non-direct response advertising costs were $118,000 and $257,000 for the nine months ended March 31, 2021 and 2020, respectively.

In the event the Company incurs expense for material direct-response advertising, it will be amortized over the estimated benefit period.  Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits.  For the nine months ended March 31, 2021 and 2020, the Company did not incur any amount of direct-response advertising.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities

The amortized cost and fair value of securities with gross unrealized gains and losses follows:

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	2,161	$47	$--	$2,208
FNMA Mortgage-Backed Certificates	19,238	550	--	19,788
GNMA Mortgage-Backed Certificates	6,827	1	259	6,569
Debt Securities
Total Debt Securities	28,226	598	259	28,565

Total Securities Available-for-Sale	28,226	$598	$259	$28,565

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	787	$16	$--	$803
FNMA Mortgage-Backed Certificates	4,955	--	104	4,851
FHLMC Mortgage-Backed Certificates	34,167	639	622	34,184

Total Debt Securities	39,909	655	726	39,838

Municipals	1,366	--	--	1,366

Equity Securities (Non-Marketable)
2,766 Shares – Federal Home Loan Bank	277	--	--	277
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	527	--	--	527

Total Securities Held-to-Maturity	41,802	$655	$726	$41,731

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities (continued)

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$5,018	$141	$--	$5,159
FNMA Mortgage-Backed Certificates	30,820	1,032	--	31,852
GNMA Mortgage-Backed Certificates	5,064	23	38	5,049

Total Debt Securities	40,902	1,196	38	42,060

Total Securities Available-for-Sale	$40,902	$1,196	$38	$42,060

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Securities	$1,109	$20	$--	$1,129
FNMA Mortgage-Backed Securities	16,546	997	--	17,543

Total Debt Securities	17,655	1,017	--	18,672

Municipals	243	4	--	247

Equity Securities (Non-Marketable)
27,094 Shares – Federal Home Loan Bank	2,710	--	--	2,710
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	2,960	--	--	2,960

Total Securities Held-to-Maturity	$20,858	$1,021	$--	$21,879

The amortized cost and fair value of securities by contractual maturity at March 31, 2021 follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In Thousands)

Debt Securities
Within One Year or Less	$629	$617	$--	$--
One through Five Years	5,815	5,979	--	--
After Five through Ten Years	16,898	17,307	--	--
Over Ten Years	4,884	4,662	39,909	39,838
	28,226	28,565	39,909	39,838

Municipals
Within One Year or Less	$--	$--	$--	$--
One through Five Years	--	--	241	241
After Five through Ten Years	--	--	--	--
Over Ten Years	--	--	1,125	1,125
	--	--	1,366	1,366
Other Equity Securities	--	--	527	527

Total	$28,226	$28,565	$41,802	$41,731

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities (continued)

Securities available-for-sale totaling $5.1 million were purchased during the nine months ending March 31, 2021.  Securities held-to-maturity totaling $27.9 million were purchased during the nine months ending March 31, 2021.

The following tables show information pertaining to gross unrealized losses on securities available-for-sale at March 31, 2021 and June 30, 2020 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	March 31, 2021
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$222	$4,662	$37	$1,856

Total Securities Available-for-Sale	$222	$4,662	$37	$1,856

	June 30, 2020
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$--	$--	$38	$2,816

Total Securities Available-for-Sale	$--	$--	$38	$2,816

The unrealized losses on the Company’s investment in mortgage-backed securities at March 31, 2021 and June 30, 2020 were caused by interest rate changes.  The contractual cash flows of these investments are guaranteed by agencies of the U.S. Government.  Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2021.

The Company’s investment in equity securities consists primarily of FHLB stock and shares of First National Bankers Bankshares, Inc. (“FNBB”).  Management monitors its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

At March 31, 2021, securities with a carrying value of $1.3 million were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $187.6 million were pledged to secure FHLB advances.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable

Loans receivable are summarized as follows:

	March 31, 2021	June 30, 2020
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$99,480	$108,146
Commercial	93,282	87,088
Multi-Family Residential	45,241	47,432
Land	16,690	18,068
Construction	11,305	8,159
Equity and Second Mortgage	1,289	1,410
Equity Lines of Credit	9,488	12,252

Total Mortgage Loans	276,775	282,555

Commercial Loans	69,789	81,909
Consumer Loans
Loans on Savings Accounts	458	364
Other Consumer Loans	518	615

Total Consumer Other Loans	976	979
Total Loans	347,540	365,443

Less: Allowance for Loan Losses	(4,387)	(4,081)
Unamortized Loan Fees	(840)	(1,435)

Net Loans Receivable	$342,313	$359,927

Following is a summary of changes in the allowance for loan losses:

	Nine Months Ended March 31,
	2021	2020
	(In Thousands)

Balance - Beginning of Period	$4,081	$3,452
Provision for Loan Losses	1,750	1,441
Loan Charge-Offs	(1,646)	(1,118)
Recoveries	202	8
Balance - End of Period	$4,387	$3,783

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

The following tables present the grading of loans, segregated by class of loans, as of March 31, 2021 and June 30, 2020:

March 31, 2021	Pass and Pass Watch	Special Mention	Substandard	Doubtful		Total
	(In Thousands)

Real Estate Loans:
One-to-Four Family Residential	$98,876	$359	$245	$		$99,480
Commercial	90,193	--	3,089		--	93,282
Multi-Family Residential	45,241	--	--		--	45,241
Land	16,690	--	--		--	16,690
Construction	11,305	--	--		--	11,305
Equity and Second Mortgage	1,289	--	--		--	1,289
Equity Lines of Credit	9,488	--	--		--	9,488
Commercial Loans	69,789	--	--		--	69,789
Consumer Loans	976	--	--		--	976
Total	$343,847	$359	$3,334		$--	$347,540

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

The following tables present an aging analysis of past due loans, segregated by class of loans, as of March 31, 2021 and June 30, 2020:

March 31, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment >90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$--	$--	$254	$254	$99,226	$99,480	$--
Commercial	--	--	1,183	1,183	92,099	93,282	--
Multi-Family Residential	--	--	--	--	45,241	45,241	--
Land	--	--	--	--	16,690	16,690	--
Construction	--	--	--	--	11,305	11,305	--
Equity and Second Mortgage	--	--	--	--	1,289	1,289	--
Equity Lines of Credit	29	--	--	29	9,459	9,488	--
Commercial Loans	--	--	--	--	69,789	69,789	--
Consumer Loans	--	--	--	--	976	976	--

Total	$29	$--	$1,437	$1,466	$346,074	$347,540	$--

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

There was no interest income recognized on non-accrual loans during the nine months ended March 31, 2021 or year ended June 30, 2020. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the nine months ended March 31, 2021 and the year ended June 30, 2020 was approximately $53,000 and $464,000, respectively.

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the nine months ended March 31, 2021 and year ended June 30, 2020 was as follows:

	Real Estate Loans
March 31, 2021	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$966	$568	$364	$1,024	$80	$126	$949	$4	$4,081
Charge-Offs	(41)	(698)	--	(907)	--	--	--	--	(1,646)
Recoveries	3	--	--	120	--	5	74	--	202
Current Provision	128	1,494	306	224	50	34	(486)	--	1,750
Ending Balances	$1,056	$1,364	$670	$461	$130	$165	$537	$4	$4,387

Evaluated for Impairment:
Individually	--	411	--	--	--	--	--	--	411
Collectively	1,056	953	670	461	130	165	537	4	3,976

Loans Receivable:
Ending Balances – Total	$99,480	$93,282	$45,241	$16,690	$11,305	$10,777	$69,789	$976	$347,540
Ending Balances:
Evaluated for Impairment:
Individually	--	3,089	--	--	--	--	--	--	3,089
Collectively	$99,480	$90,193	$45,241	$16,690	$11,305	$10,777	$69,789	$976	$344,451

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

	Real Estate Loans
June 30, 2020	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans And Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,017	$508	$338	$100	$115	$144	$1,227	$3	$3,452
Charge-Offs	(40)	(100)	--	--	--	(107)	(1,135)	--	(1,382)
Recoveries	2	--	--	--	--	9	109	--	120
Current Provision	(13)	160	26	924	(35)	80	748	1	1,891
Ending Balances	$966	$568	$364	$1,024	$80	$126	$949	$4	$4,081

Evaluated for Impairment:
Individually	34	23	--	907	--	--	--	--	964
Collectively	932	545	364	117	80	126	949	4	3,117

Loans Receivable:
Ending Balances – Total	$108,146	$87,088	$47,432	$18,068	$8,159	$13,662	$81,909	$979	$365,443
Ending Balances:
Evaluated for Impairment:
Individually	1,260	3,712	--	2,981	--	17	457	--	8,427
Collectively	$106,886	$83,376	$47,432	$15,087	$8,159	$13,645	$81,452	$979	$357,016

The following table’s present loans individually evaluated for impairment, segregated by class of loans, as of March 31, 2021 and June 30, 2020:

March 31, 2021	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$604	$604	$--	$604	$--	$607
Commercial	3,089	775	2,314	3,089	411	3,496
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	--	--	--	--	--	--
Consumer Loans	--	--	--	--	--	--

Total	$3,693	$1,379	$2,314	$3,693	$411	$4,103

June 30, 2020	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,260	$1,260	$--	$1,260	$--	$1,271
Commercial	3,712	3,712	--	3,712	--	5,108
Multi-Family Residential	--	--	--	--	--	--
Land	2,981	--	2,981	2,981	907	2,981
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	17	17	--	17	--	17
Commercial Loans	457	457	--	457	--	457
Consumer Loans	--	--	--	--	--	--

Total	$8,427	$5,446	$2,981	$8,427	$907	$9,834

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

Information about the Company’s TDRs is as follows (in thousands):

	March 31, 2021
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial real estate	$--	$1,183	$1,183	$1,183

	June 30, 2020
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial business	$--	$457	$457	$457
1-4 Family Residential	--	76	76	76
Commercial real estate	--	1,797	1,797	1,797

For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result, the loan is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of March 31, 2021, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

Loan Modifications/Troubled Debt Restructurings. Under the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. A financial institution can then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (“TDR”), and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Financial institutions wishing to utilize this authority must make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and the earlier of either January 1, 2022 or the 60th day after the end of the COVID-19 national emergency. Home Federal Bank has made that election. Similarly, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief will not be considered TDRs.

Prior to the enactment of the CARES Act, the banking regulatory agencies provided guidance as to how certain short-term modifications would not be considered TDRs, and have subsequently confirmed that such guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act.

The Bank handles loan payment modification requests on a case-by-case basis considering the effects of the COVID-19 pandemic, related economic slow-down and stay-at-home orders on our customer and their current and projected cash flows through the term of the loan. Through March 31, 2021, we modified 3 loans with principal balances totaling $5.0 million representing 1.4% of our loans outstanding as of March 31, 2021. A majority of deferrals are three-month payment deferrals of principal and interest, with payments after deferral increased to collect amounts deferred. It is too early to determine if these modified loans will perform in accordance with their modified terms.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable (continued)

Credit Quality Indicators (continued)

Details with respect to actual loan modifications are as follows:

	Number of Covid-19 Remaining Deferments at March 31, 2021	Balance (in thousands)	Percent of Total Loans at March 31, 2021
One-to-Four family residential	1	$2,237	2.2%
Commercial real estate	1	2,553	2.7
Multi-family residential	--	--	--
Land	--	--	--
Construction	--	--	--
Equity and second mortgage	--	--	--
Equity lines of credit	1	180	1.9
Commercial business	--	--	--
Consumer	--	--	--
Total	3	$4,970	1.4%

	Number of Covid-19 Deferments Year Ended June 30, 2020	Balance (in thousands)	Percent of Total Loans at June 30, 2020
One-to-Four family residential	101	$27,705	25.6%
Commercial real estate	40	28,278	32.5
Multi-family residential	9	18,046	38.0
Land	7	1,190	6.6
Construction	1	680	8.3
Equity and second mortgage	--	--	--
Equity lines of credit	19	1,586	12.9
Commercial business	39	6,609	8.1
Consumer	--	--	--
Total	216	$84,094	23.0%

4. Deposits

Deposits at March 31, 2021 and June 30, 2020 consist of the following classifications:

	March 31, 2021	June 30, 2020
	(In Thousands)
Non-Interest Bearing	$129,305	$103,422
NOW Accounts	46,538	41,365
Money Markets	81,362	74,637
Passbook Savings	122,956	83,797
	380,161	303,221

Certificates of Deposit	125,235	157,589

Total Deposits	$505,396	$460,810

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Earnings Per Share

Home Federal Bank announced that its Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend, payable March 31, 2021, to stockholders of record as of March 22, 2021. Under the terms of the stock split, the Company’s stockholders received a dividend of one share for every share held on the record date. The dividend was paid in authorized but unissued shares of common stock of the Company. The par value of the Company's stock was not affected by the split and will remain at $0.01 per share. The outstanding shares of stock after the split increased from approximately 1.7 million shares to 3.4 million shares. The Company’s most recent quarterly cash dividend was $0.165 per share payable on February 15, 2021. The Board of Directors maintained a similar level of total cash dividends to shareholders post-split and declared a quarterly cash dividend of $0.0825 per share on April 21, 2021, payable on May 17, 2021 to shareholders of record at the close of business on May 3, 2021.

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three and nine months ended March 31, 2021 and 2020 were calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(In Thousands, Except Per Share Data)

Net income	$1,418	$977	$4,068	$2,812

Weighted average shares outstanding – basic	3,219	3,364	3,238	3,406
Effect of dilutive common stock equivalents	235	246	153	254
Adjusted weighted average shares outstanding – diluted	3,454	3,610	3,391	3,660

Basic earnings per share	$0.44	$0.29	$1.26	$0.83
Diluted earnings per share	$0.41	$0.27	$1.20	$0.77

For the three months ended March 31, 2021 and 2020, there were outstanding options to purchase 691,445 and 545,196 shares, respectively, at a weighted average exercise price of $9.94 and $9.03 per share, respectively and for the nine months ended March 31, 2021 and 2020, there were outstanding options to purchase 614,261 and 548,362 shares, respectively, at a weighted average exercise price of $9.94 and $9.00 per share, respectively. For the quarter ended March 31, 2021 and 2020, 235,171 options and 245,998 options, respectively, were included in the computation of diluted earnings per share. For the nine month period ended March 31, 2021 and 2020, 153,115 options and 253,654 options, respectively, were included in the computation of diluted earnings per share.

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(In Thousands)

Average common shares issued	6,124	6,124	6,124	6,124
Average unearned ESOP shares	(159)	(182)	(165)	(188)
Average unearned RRP shares	--	--	--	(2)
Average Company stock purchased	(2,746)	(2,578)	(2,721)	(2,528)

Weighted average shares outstanding	3,219	3,364	3,238	3,406

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-Based Compensation

Stock Option Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the “2005 Option Plan”) for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2005 Option Plan totaled 317,736 (as adjusted).  Both incentive stock options and non-qualified stock options may be granted under the 2005 Option Plan.  The 2005 Stock Option Plan terminated on June 8, 2015, however, the 866 outstanding options as of March 31, 2021 will remain in effect for the remainder of their original ten year terms.

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan (the “2011 Option Plan,” together with the 2005 Option Plan, the “Option Plans”) for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2011 Option Plan totaled 389,044.  Both incentive stock options and non-qualified stock options may be granted under the 2011 Option Plan.  On January 31, 2012 and July 31, 2014, 330,688 options and 58,356 options, respectively, were granted to directors and employees at an exercise price of $7.35 and $9.46 per share, respectively, under the 2011 Option Plan.  As of March 31, 2021, there were 778 stock options available for future grant under the 2011 Option Plan.

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

Stock Incentive Plan

On November 12, 2014, the shareholders of the Company approved the adoption of the Company’s 2014 Stock Incentive Plan (the “2014 Stock Incentive Plan”) for the benefit of employees and non-employee directors as an incentive to contribute to the success of the Company and reward employees for outstanding performance and the attainment of targeted goals.  The 2014 Stock Incentive Plan covers a total of 300,000 shares, of which no more than 74,000 shares, or 25% of the plan, may be share rewards.  The balance of the plan is reserved for stock option awards which would total 225,000 stock options, assuming all the share awards are issued. All incentive stock options granted under the 2014 Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  On October 26, 2015, the Company granted a total of 69,000 plan share awards and 207,000 stock options to directors, officers, and other key employees vesting ratably over five years. On February 5, 2019, the Company granted a total of 6,000 plan share awards and 27,000 stock options (which includes 9,000 stock options forfeited from the October 26, 2015 grants) to key employees vesting ratably over five years.

On November 13, 2019, the shareholders of the Company approved the adoption of the Company’s 2019 Stock Incentive Plan (the “2019 Stock Incentive Plan,” together with the 2014 Stock Incentive Plan, the “Stock Incentive Plans”) which provides for a total of 250,000 shares reserved for future issuance as stock awards or stock options. No more than 62,500 shares, or 25%, may be granted as stock awards.  The balance of the plan is reserved for stock option awards. On November 11, 2020, the Company granted a total of 62,500 plan share awards and 187,500 stock options to directors, officers and other key employees vesting ratably over five years. The Stock Incentive Plans costs are recognized over the five year vesting period.  As of March 31, 2021, there are no plan share awards or stock options available for future grants under the Stock Incentive Plans.

Compensation expense pertaining to the 2011 Recognition Plan and the share awards under the Stock Incentive Plans was approximately $153,000 and $177,000 for the nine months ended March 31, 2021 and 2020, respectively. For the nine months ended March 31, 2021 and 2020, compensation expense charged to operations for stock options granted under the 2011 Option Plan and the Stock Incentive Plans was $81,000 and $103,000, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amounts of $3.3 million and $3.8 million at March 31, 2021 and June 30, 2020, respectively.

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

At March 31, 2021 and June 30, 2020, the carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	March 31, 2021		June 30, 2020
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$100,971	$100,971	$54,871	$54,871
Securities Available-for-Sale	28,565	28,565	42,060	42,060
Securities to be Held-to-Maturity	41,802	41,731	20,858	21,879
Loans Held-for-Sale	22,254	22,254	14,798	14,798
Loans Receivable	342,313	341,914	359,927	$359,581

Financial Liabilities
Deposits	$505,396	$501,187	$460,810	$458,994
Advances from FHLB	876	940	1,060	1,150

Off-Balance Sheet Items
Mortgage Loan Commitments	$8,555	$8,555	$8,536	$8,536

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the nine months ended March 31, 2021.

Fair values of assets and liabilities measured on a recurring basis at March 31, 2021 and June 30, 2020 are as follows:

	Fair Value Measurements Using:
March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In Thousands)
Available-for-Sale Debt Securities
FHLMC	$--	$2,208	$--	$2,208
FNMA	--	19,788	--	19,788
GNMA	--	6,569	--	6,569

Total	$--	$28,565	$--	$28,565

	Fair Value Measurements Using:
June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
		(In Thousands)
Available-for-Sale Debt Securities
FHLMC	$--	$5,159	$--	$5,159
FNMA	--	31,852	--	31,852
GNMA	--	5,049	--	5,049

Total	$--	$42,060	$--	$42,060

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

(In Thousands)		March 31, 2021	June 30, 2020
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other Assets	$ 862	$ 877
Totoal Lease Right-of-Use assets		$ 862	$ 877

Lease Liabilities
Operating lease liabilities	Other Accrued Expenses and Liabilities	$ 877	$ 887
Total Lease Liabilities		$ 877	$ 887

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

	March 31, 2021	June 30, 2020
Weighted-average remaining lease term
Operating leases	37.7 years	38.4 years

Weighted-average discount rate
Operating leases	3.00%	3.00%

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

Discussion of Financial Condition Changes from June 30, 2020 to March 31, 2021

General

At March 31, 2021, the Company reported total assets of $563.3 million, an increase of $45.0 million, or 8.7%, compared to total assets of $518.2 million at June 30, 2020. The increase in assets was comprised primarily of increases in cash and cash equivalents of $46.1 million, or 84.0%, from $54.9 million at June 30, 2020 to $101.0 million at March 31, 2021, loans held-for-sale of $7.5 million, or 50.4%, from $14.8 million at June 30, 2020 to $22.3 million at March 31, 2021, investment securities of $7.4 million, or 11.8%, from $62.9 million at June 30, 2020 to $70.4 million at March 31, 2021, premises and equipment of $1.6 million, or 11.9%, from $13.2 million at June 30, 2020 to $14.8 million at March 31, 2021, foreclosed assets of $308,000, or 32.4%, from $950,000 at June 30, 2020 to $1.3 million at March 31, 2021, deferred tax assets of $245,000, or 32.4%, from $757,000 at June 30, 2020 to $1.0 million at March 31, 2021, bank owned life insurance of $98,000, or 1.4%, from $7.1 million at June 30, 2020 to $7.2 million at March 31, 2021, and other assets of $6,000, or 0.3%, totaling $1.8 million at both June 30, 2020 and March 31, 2021. These increases were partially offset by decreases in loans receivable, net of $17.6 million, or 4.9%, from $359.9 million at June 30, 2020 to $342.3 million at March 31, 2021, and accrued interest receivable of $587,000, or 31.6%, from $1.9 million at June 30, 2020 to $1.3 million at March 31, 2021. The increase in investment securities was primarily due to security purchases of $33.0 million offset by principal repayments on mortgage backed securities of $22.2 million and a redemption of FHLB stock for $2.4 million.  The increase in loans held-for-sale resulted primarily from an increase in loans originated for sale during the nine months ended March 31, 2021.  The decrease in loans receivable was primarily due to $33.4 million of SBA PPP loans being forgiven and paid off by the SBA.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2020 to March 31, 2021 (continued)

Cash and Cash Equivalents

Cash and cash equivalents increased $46.1 million, or 84.0%, from $54.9 million at June 30, 2020 to $101.0 million at March 31, 2021. The $46.1 million increase in cash and cash equivalents was primarily due to deposit growth and principal payoffs on loans.

Loans Receivable, Net

Loans receivable, net, decreased by $17.6 million, or 4.9%, to $342.3 million at March 31, 2021 compared to $359.9 million at June 30, 2020.  The decrease in loans receivable, net was primarily due to decreases in commercial non-real estate loans of $12.1 million, one-to-four-family residential loans of $8.7 million, equity line-of-credit loans of $2.8 million, multi-family residential loans of $2.2 million, land loans of $1.4 million, equity and second mortgage loans of $121,000, and consumer loans of $3,000, partially offset by increases in commercial real estate loans of $6.2 million, and construction loans of $3.1 million.

Loans Held-for-Sale

Loans held-for-sale increased $7.5 million, or 50.4%, from $14.8 million at June 30, 2020 to $22.3 million at March 31, 2021.  The increase in loans held-for-sale results primarily from an increase in the origination volume during the first nine months of fiscal 2021.

Investment Securities

Investment securities amounted to $70.4 million at March 31, 2021 compared to $62.9 million at June 30, 2020, an increase of $7.4 million, or 11.8%.  The increase in investment securities was primarily due to security purchases of $33.0 million offset by principal repayments on mortgage backed securities of $22.2 million and a redemption of FHLB stock for $2.4 million.

Premises and Equipment, Net

Premises and equipment, net increased $1.6 million, or 11.9%, to $14.8 million at March 31, 2021 compared to $13.2 million at June 30, 2020.  The increase in premises and equipment was primarily due to the relocation of the Company’s Mansfield Road Branch which was a leased property to a new location in Southern Hills in December 2020.

Asset Quality

At March 31, 2021, the Company had $2.7 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $7.2 million of non-performing assets at June 30, 2020, consisting of six commercial real estate loans to one borrower, two single-family residential loans, one single-family residential property and two commercial real estate properties in other real estate owned at March 31, 2021, compared to five single-family residential loans, five commercial real estate loans to one borrower, one lot loan, one land loan and two commercial real estate properties in other real estate owned at June 30, 2020.  The decrease in non-performing assets from $7.2 million at June 30, 2020 to $2.7 million at March 31, 2021 was primarily due to a payoff of $2.0 million on one lot loan and one land loan to the same borrower, a write-down of $907,000 on a lot loan, a write-down of $698,000 on a commercial real estate loan, and the paydown of a portion of the collateral on the same commercial real estate loan totaling $449,000.  At March 31, 2021, the Company had two single family residential loans, six commercial real estate loans to one borrower, and two commercial real estate loans to one borrower classified as substandard compared to four single family residential loans, two commercial land and lot development loans, and six commercial real estate loans to one borrower classified as substandard at June 30, 2020. There were no loans classified as doubtful at March 31, 2021 or June 30, 2020.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2020 to March 31, 2021 (continued)

Total Liabilities

Total liabilities increased $43.4 million, or 9.3%, from $467.7 million at June 30, 2020 to $511.1 million at March 31, 2021 primarily due to an increase in total deposits of $44.6 million, or 9.7%, to $505.4 million at March 31, 2021 compared to $460.8 million at June 30, 2020, partially offset by a decrease of $700,000, or 30.4%, in other borrowings from $2.3 million at June 30, 2020 to $1.6 million at March 31, 2021, a decrease of $184,000, or 17.4%, in advances from the Federal Home Loan Bank from $1.1 million at June 30, 2020 to $876,000 at March 31, 2021, a decrease of $137,000, or 26.2%, in advances from borrowers for taxes and insurance from $522,000 at June 30, 2020 to $385,000 at March 31, 2021, and a decrease of $132,000, or 4.4%, in other accrued expenses and liabilities from $3.0 million at June 30, 2020 to $2.9 million at March 31, 2021.  The increase in deposits was primarily due to a $39.2 million, or 46.7%, increase in savings deposits from $83.8 million at June 30, 2020 to $123.0 million at March 31, 2021, a $25.9 million, or 25.0%, increase in non-interest bearing deposits from $103.4 million at June 30, 2020 to $129.3 million at March 31, 2021, an increase in money market deposits of $6.8 million, or 9.0%, from $74.6 million at June 30, 2020 to $81.4 million at March 31, 2021, and an increase in NOW accounts of $5.2 million, or 12.5%, from $41.4 million at June 30, 2020 to $46.5 million at March 31, 2021, partially offset by a decrease of $32.4 million, or 20.5%, in certificates of deposit from $157.6 million at June 30, 2020 to $125.2 million at March 31, 2021. The Company had $10.7 million in brokered deposits at March 31, 2021 compared to $16.1 million at June 30, 2020.  The decrease in advances from the Federal Home Loan Bank was primarily due to principal paydowns on amortizing advances.

Shareholders’ Equity

Shareholders’ equity increased $1.6 million, or 3.2%, to $52.1 million at March 31, 2021 from $50.5 million at June 30, 2020.  The primary reasons for the changes in shareholders’ equity from June 30, 2020 were net income of $4.1 million, the vesting of restricted stock awards, stock options, and the release of employee stock ownership plan shares totaling $465,000, and proceeds from the issuance of common stock from the exercise of stock options of $219,000, partially offset by the acquisition of Company stock of $1.7 million, dividends paid totaling $844,000, and a decrease in the Company’s accumulated other comprehensive income of $648,000.

Regulatory Capital

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency (“OCC”).  At March 31, 2021, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2021 and 2020

General

The increase in net income for the three months ended March 31, 2021, as compared to the prior year quarter resulted primarily from a $899,000, or 25.4%, increase in net interest income, and an increase of $166,000, or 15.9%, in non-interest income, partially offset by an increase of $359,000, or 11.8%, in non-interest expense, an increase of $134,000, or 42.4%, in provision for loan losses, and a $131,000, or 49.7%, increase in provision for income taxes.

The increase in net income for the nine months ended March 31, 2021 resulted primarily from an $1.8 million, or 15.9%, increase in net interest income, an increase of $1.5 million, or 51.2%, in non-interest income, partially offset by an increase of $1.3 million, or 14.1%, in non-interest expense, an increase of $418,000, or 60.6%, in provision for income taxes and a $309,000, or 21.4%, increase in provision for loan losses.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2021 and 2020 (continued)

Net Interest Income

The increase in net interest income for the three months ended March 31, 2021 was primarily due to a $578,000, or 43.4%, decrease in total interest expense, primarily due to a decrease of 74 basis points in the average rate on interest-bearing deposits, and an increase of $321,000, or 6.6%, in total interest income. The cost of funds from Federal Home Loan Bank borrowings decreased $3,000, or 21.4%, compared to the prior year three month period and interest paid on deposits decreased $575,000, or 44.3%, compared to the prior year three month period. The Company’s average interest rate spread was 3.31% for the three months ended March 31, 2021 compared to 2.98% for the three months ended March 31, 2020. The Company’s net interest margin was 3.53% for the three months ended March 31, 2021 compared to 3.30% for the three months ended March 31, 2020.

Net interest income for the nine months ended March 31, 2021 was $12.9 million, an increase of $1.8 million, or 15.9%, in comparison to the nine months ended March 31, 2020.  The increase in net interest income for the nine month period was primarily due to a $1.4 million, or 34.8%, decrease in total interest expense, and by an increase of $356,000, or 2.3%, in total interest income.  The cost of funds from Federal Home Loan Bank borrowings decreased $10,000, or 22.7%, compared to the prior year nine month period and interest paid on deposits decreased $1.4 million, or 35.6%, compared to the prior year nine month period.  Interest paid on other borrowing increased $14,000, or 38.9% compared to the prior year nine month period.  The Company’s average interest rate spread was 3.15% for the nine months ended March 31, 2021, compared to 3.13% for the nine months ended March 31, 2020. The Company’s net interest margin was 3.41% for the nine months ended March 31, 2021, compared to 3.47% for the nine months ended March 31, 2020.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market area, and other factors related to the collectability of Home Federal Bank’s loan portfolio, a provision for loan losses of $450,000 and $1.8 million was made during the three and nine months ended March 31, 2021, respectively, compared to a $316,000 and $1.4 million provision made during the three and nine months ended March 31, 2020. The allowance for loan losses was $4.4 million, or 1.26% of total loans receivable, at March 31, 2021 compared to $3.8 million, or 1.17% of total loans receivable, at March 31, 2020.  At March 31, 2021, Home Federal Bank had $1.4 million in non-performing loans and $1.3 million in foreclosed assets which totaled $2.7 million in non-performing assets.

At March 31, 2021, the Company had $2.7 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $7.2 million of non-performing assets at June 30, 2020, consisting of six commercial real estate loans to one borrower, two single-family residential loans, one single-family residential property and two commercial real estate properties in other real estate owned at March 31, 2021, compared to five single-family residential loans, five commercial real estate loans to one borrower, one lot loan, one land loan and two commercial real estate properties in other real estate owned at June 30, 2020.  The decrease in non-performing assets from $7.2 million at June 30, 2020 to $2.7 million at March 31, 2021 was primarily due to a payoff of $2.0 million on one lot loan and one land loan to the same borrower, a write-down of $907,000 on a lot loan, a write-down of $698,000 on a commercial real estate loan, and the paydown of a portion of the collateral on the same commercial real estate loan totaling $449,000. At March 31, 2021, the Company had two single family residential loans, six commercial real estate loans to one borrower, and two commercial real estate loans to one borrower classified as substandard compared to four single family residential loans, two commercial land and lot development loans, and six commercial real estate loans to one borrower classified as substandard at June 30, 2020. There were no loans classified as doubtful at March 31, 2021 or June 30, 2020.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2021 and 2020 (continued)

Non-interest Income

The $166,000 increase in non-interest income for the three months ended March 31, 2021, compared to the prior year quarterly period, was primarily due to an increase of $332,000 in gain on sale of loans, a $76,000 loss on sale of real estate during the 2020 period compared to none for the 2021 period, and a $7,000 increase in other non-interest income, partially offset by a $219,000 gain on sale of securities during the 2020 period compared to none for the 2021 period, a decrease of $27,000 in service charges on deposit accounts, and a $3,000 decrease in income from bank owned life insurance. The $1.5 million increase in non-interest income for the nine months ended March 31, 2021 compared to the prior year nine month period was primarily due to an increase of $1.8 million in gain on sale of loans, and an increase of $15,000 in other non-interest income, partially offset by a $219,000 decrease in gain on sale of securities during the 2020 period compared to none for the 2021 period, a $90,000 decrease in service charges on deposit accounts, a $6,000 decrease in income from bank owned life insurance, and a $4,000 gain on sale of real estate during the 2020 period compared to none for the 2021 period. The Company sells most of its long term fixed rate residential mortgage loan originations primarily in order to manage interest rate risk.

Non-interest Expense

The $359,000 increase in non-interest expense for the three months ended March 31, 2021, compared to the same period in 2020, is primarily attributable to increases of $239,000 in compensation and benefits expense, $34,000 in occupancy and equipment expense, $32,000 in data processing expense, $31,000 in loan and collection expense, $30,000 in other non-interest expenses, and $23,000 in deposit insurance premiums expense. The increases were partially offset by decreases of $22,000 in legal fees, $6,000 in franchise and bank shares tax expense, and $2,000 in audit and examination fees.  The $1.3 million increase in non-interest expense for the nine months ended March 31, 2021, compared to the same nine month period in 2020, is primarily attributable to increases of $895,000 in compensation and benefits expense, $200,000 in real estate owned valuation adjustment expense, $136,000 in data processing expense, $91,000 in deposit insurance premium expense, $76,000 in occupancy and equipment expense, $43,000 in other non-interest expenses, $40,000 in loan and collection expense, and $13,000 in audit and examination fees expense, partially offset by decreases of $139,000 in advertising expense, $46,000 in franchise and bank shares tax expense, and $21,000 in legal fees.

The aggregate compensation expense recognized by the Company for its Stock Option, Share Award, ESOP, and Recognition and Retention Plans amounted to $139,000 and $473,000 for the three and nine months ended March 31, 2021, respectively, compared to $140,000 and $561,000 for three and nine months ended March 31, 2020, respectively.

The Louisiana bank shares tax is assessed on the Bank’s equity and earnings.  For the three and nine months ended March 31, 2021, the Company recognized franchise and bank shares tax expense of $105,000 and $302,000, respectively, compared to $111,000 and $348,000, respectively, for the same periods in 2020.

Income Taxes

Income taxes amounted to $395,000 and $1.1 million for the three and nine months ended March 31, 2021, respectively, resulting in an effective tax rate of 21.8% and 21.4%, respectively. Income taxes amounted to $264,000 and $690,000 for the three and nine months ended March 31, 2020, respectively, resulting in an effective tax rate of 21.3% and 19.7%, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2021 and 2020 (continued)

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

	Three Months Ended March 31,
	2021			2020
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$359,414	$4,853	5.48%	$327,521	$4,378	5.36%
Investment securities	66,428	308	1.88	73,229	401	2.20
Interest-earning deposits	84.661	34	0.16	29.700	95	1.28
Total interest-earning assets	$510,503	5,195	4.13%	$430,450	4,874	4.54%
Non-interest-earning assets	33,938			28,494
Total assets	$544,441			$458,944
Interest-bearing liabilities:
Savings accounts	$115,788	131	0.46%	$70,123	226	1.29%
NOW accounts	45,920	19	0.17	32,505	45	0.56
Money market accounts	77,451	45	0.24	72,781	185	1.02
Certificate accounts	132,423	528	1.62	164,786	842	2.05
Total interest-bearing deposits	371,582	723	0.79	340,195	1,298	1.53
Other Borrowings	2,399	19	3.21	1,591	19	4.67
FHLB advances	879	11	5.07	1,160	14	5.01
Total interest-bearing liabilities	$374,860	753	0.81%	$342,946	1,331	1.56%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	115,396			64,869
Other liabilities	2,433			1,709
Total liabilities	492,689			409,524
Total Stockholders’ Equity(1)	51,752			49,420

Total liabilities and equity	$544,441			$458,944

Net interest-earning assets	$135,643			$87,504

Net interest income; average interest rate spread(2)		$4,442	3.31%		$3,543	2.98%
Net interest margin(3)			3.53%			3.30%
Average interest-earning assets to average interest-bearing liabilities			136.18%			125.52%

 __________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2021 and 2020 (continued)

	Nine Months Ended December 31,
	2021			2020
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$371,247	$14,574	5.23%	$331,827	$13,662	5.46%
Investment securities	62,039	910	1.95	70,336	1,218	2.30
Interest-earning deposits	71,087	76	0.14	23,590	324	1.82
Total interest-earning assets	$504,373	15,560	4.11%	$425,753	15,204	4.74%
Non-interest-earning assets	32,781			27,772
Total assets	$537,154			$453,525
Interest-bearing liabilities:
Savings accounts	$102,642	442	0.57%	$58,604	540	1.22%
NOW accounts	43,360	75	0.23	31,713	144	0.60
Money market accounts	74,629	185	0.33	74,192	644	1.15
Certificate accounts	145,450	1,869	1.71	170,192	2,664	2.08
Total interest bearing deposits	366,081	2,571	0.94	334,701	3,992	1.59
Other Borrowings	2,062	50	3.23	997	36	4.78
FHLB advances	941	34	4.81	1,234	44	4.72
Total interest-bearing liabilities	$369,084	2,655	0.96%	$336,932	4,072	1.61%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	113,897			64,831
Other liabilities	3,239			2,219
Total liabilities	486,220			403,982
Total Stockholders’ Equity(1)	50,934			49,543

Total liabilities and equity	$537,154			$453,525

Net interest-earning assets	$135,289			$88,821

Net interest income; average interest rate spread(2)		$12,905	3.15%		$11,132	3.13%
Net interest margin(3)			3.41%			3.47%
Average interest-earning assets to average interest-bearing liabilities			136.66%			126.36%
__________________
(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2021 and 2020 (continued)

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings, and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets which provide liquidity to meet lending requirements.  Home Federal Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $46.5 million at March 31, 2021.

A significant portion of Home Federal Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents.   Home Federal Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At March 31, 2021, Home Federal Bank had $876,000 in advances from the Federal Home Loan Bank of Dallas and had $187.6 million in additional borrowing capacity.  Additionally, at March 31, 2021, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $20.4 million. There were no amounts purchased under this agreement as of March 31, 2021. In addition, the Company had available a $5.0 million line of credit agreement at March 31, 2021 with First National Bankers Bank. At March 31, 2021 there was a $1.6 million balance in the credit line.

At March 31, 2021, Home Federal Bank had outstanding loan commitments of $64.5 million to originate loans and commitments under unused lines of credit of $8.6 million. At March 31, 2021, certificates of deposit scheduled to mature in less than one year totaled $75.9 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale, as needed.

At March 31, 2021, Home Federal Bank exceeded each of its regulatory capital requirements with tangible equity, common equity Tier 1, core, and total risk-based capital ratios of 9.69%, 15.97%, 9.69%, and 17.2%, respectively.

Off-Balance Sheet Arrangements

At March 31, 2021, the Company did not have any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.

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

In addition to factors previously disclosed in the reports filed by the Company with the Securities and Exchange Commission and those identified elsewhere in this Form 10-Q, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: the strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations; general economic conditions; the scope and duration of the COVID-19 pandemic; the effects of the COVID-19 pandemic, including on the Company’s credit quality and operations as well as its impact on general economic conditions; legislative and regulatory changes including actions taken by governmental authorities in response to the COVID-19 pandemic; monetary and fiscal policies of the federal government; changes in tax policies, rates and regulations of federal, state and local tax authorities including the effects of the Tax Reform Act; changes in interest rates, deposit flows, the cost of funds, demand for loan products and the demand for financial services, in each case as may be affected by the COVID-19 pandemic, competition, changes in the quality or composition of the Company’s loans, investment and mortgage-backed securities portfolios; geographic concentration of the Company’s business; fluctuations in real estate values; the adequacy of loan loss reserves; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees.

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

The Company’s repurchases of its common stock (split adjusted) made during the quarter ended March 31, 2021 are set forth in the table below, including stock-for-stock option exercises:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2021 – January 31, 2021	--	$--	--	170,000
February 1, 2020 – February 28, 2021	--	--	--	170,000
March 1, 2020 – March 31, 2021	16,000	15.27	16,000	154,000
Total	16,000	$15.27	16,000	154,000
______________
Notes to this table:

(a)
On November 18, 2020, the Company announced that its Board of Directors approved a tenth stock repurchase program for the repurchase of up to 170,000 shares (split adjusted), or approximately 5.0% of its then outstanding shares of common stock. The repurchase program does not have an expiration date.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: May 14, 2021	By:	/s/Glen W. Brown
Glen W. Brown Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)