Form 10-K
period 2021-06-30
Home Federal Bancorp, Inc. of Louisiana
filed 2021-09-28
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate value of the 2,381,428 shares of Common Stock of the Registrant issued and outstanding on December 31, 2020, which excludes an aggregate of 997,626 shares held by all directors and executive officers of the Registrant, the Registrant’s Employee Stock Ownership Plan (“ESOP”) and Employees’ Savings and Profit Sharing Plan (“401(k) Plan”) as a group was $34.4 million.  This figure is based on the closing sales price of $14.44 per share of the Registrant’s Common Stock on December 31, 2020, the last business day of the Registrant’s second fiscal quarter.  Although directors and executive officers, the ESOP and 401(k) Plan were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of September 21, 2021: 3,350,966.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14.

Home Federal Bancorp Inc. of Louisiana
Form 10-K
For the Year Ended June 30, 2021

PART I

Item 1. Business

Home Federal Bancorp, Inc. of Louisiana, a Louisiana chartered corporation (“Home Federal Bancorp” or the “Company”), is the holding company for Home Federal Bank (“Home Federal Bank” or the “Bank”). Home Federal Bank is a federally chartered stock savings bank originally organized in 1924 as Home Building and Loan Association.  The Bank reorganized into the mutual holding company structure in January 2005 and changed its name to “Home Federal Bank” in 2009 as part of its business strategy to be recognized as a community bank.  Home Federal Bank’s home office and seven full service branch offices are located in Shreveport and Bossier City, Louisiana and serve the Shreveport-Bossier City metropolitan area. In September 2021, the Bank commenced operations at a loan production office in Minden, Louisiana, which is intended to convert to a full service branch. Home Federal Bank’s business primarily consists of attracting deposits from the general public and using those funds to originate loans.

As of June 30, 2021, Home Federal Bancorp’s only business activities are to hold all of the outstanding common stock of Home Federal Bank. Home Federal Bancorp is authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies, which may include the issuance of additional shares of common stock to raise capital or to support mergers or acquisitions and borrowing funds for reinvestment in Home Federal Bank.

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

Market Area

Our primary market area for loans and deposits is in northwest Louisiana, particularly Caddo Parish and neighboring communities in Bossier Parish, which are located in the Shreveport-Bossier City metropolitan statistical area. In September 2021, we expanded our presence in Webster Parish with a new loan production office.

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

Lending Activities

General.  At June 30, 2021, our net loan portfolio amounted to $336.4 million, representing approximately 59.5% of total assets at that date. Historically, our principal lending activity was the origination of one-to-four family residential loans. At June 30, 2021, one-to-four family residential loans amounted to $97.6 million, or 28.6% of the total loan portfolio. In recent periods, we have sold a substantial amount of our fixed-rate conforming one-to-four family residential loans to correspondent banks. Commercial real estate loans amounted to $96.2 million, or 28.2% of the total loan portfolio, at June 30, 2021.

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

A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower, if the loans are fully secured by readily marketable securities. In addition, upon application, the Office of the Comptroller of the Currency permits a savings institution to lend up to an additional 15% of unimpaired capital and surplus to one borrower to develop domestic residential housing units. At June 30, 2021, our regulatory limit on loans to one borrower was $8.2 million, and the five largest loans or groups of loans to one borrower, including related entities, aggregated $5.5 million, $5.4 million, $4.8 million, $4.6 million, and $4.1 million. Each of our five largest loans or groups of loans was originated with strong guarantor support to known borrowers in our market area and was performing in accordance with its terms at June 30, 2021.

Loans to or guaranteed by general obligations of a state or political subdivision are not subject to the foregoing lending limits.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	June 30,
	2021		2020		2019		2018		2017
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family residential(1)	$97,607	28.60%	$108,146	29.59%	$118,945	36.29%	$121,257	37.76%	$125,306	39.57%
Commercial – real estate secured:
Owner occupied	61,502	18.02	60,045	16.43	60,558	18.47	52,823	16.45	51,749	16.34
Non-owner occupied	34,678	10.16	27,043	7.40	22,839	6.97	21,593	6.72	26,196	8.27
Total commercial-real estate secured	96,180	28.18	87,088	23.83	83,397	25.44	74,416	23.17	77,945	24.61
Multi-family residential	31,015	9.09	47,432	12.98	46,171	14.09	38,079	11.86	21,281	6.72
Land	16,260	4.77	18,068	4.95	16,106	4.91	20,474	6.37	25,038	7.91
Construction	15,337	4.49	8,159	2.23	9,502	2.90	11,921	3.71	9,529	3.01
Home equity loans and second mortgage loans	1,267	0.37	1,410	0.39	1,262	0.39	1,541	0.48	1,710	0.54
Equity lines of credit	12,788	3.75	12,252	3.35	15,619	4.77	17,387	5.41	20,976	6.62
Total real estate loans	270,454	79.25	282,555	77.32	291,002	88.79	285,075	88.76	281,785	88.98
Commercial business	69,891	20.48	81,909	22.41	35,990	10.98	35,458	11.04	34,429	10.87
Consumer non-real estate loans:
Savings accounts	430	0.13	364	0.10	439	0.13	462	0.14	420	0.13
Consumer loans	485	0.14	615	0.17	329	0.10	185	0.06	63	0.02
Total non-real estate loans	70,806	20.75	82,888	22.68	36,758	11.21	36,105	11.24	34,912	11.02
Total loans	341,260	100.00%	365,443	100.00%	327,760	100.00%	321,180	100.00%	316,697	100.00%
Less:
Allowance for loan losses	(4,122)		(4,081)		(3,452)		(3,425)		(3,729)
Deferred loan fees	(744)		(1,435)		(174)		(262)		(196)
Net loans receivable (1)	$336,394		$359,927		$324,134		$317,493		$312,772
_______________
(1) Does not include loans held-for-sale amounting to $14.4 million, $14.8 million, $8.6 million, $6.8 million and $13.6 million at June 30, 2021, 2020, 2019, 2018 and 2017, respectively.

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

Our loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the value of the property that will secure the loan. All residential loans originated for sale to FNMA or other investor banks that receive an Approve-Eligible recommendation on the automated underwriting feedback certificate that is applicable for each loan type must be approved by a Bank mortgage underwriter. Loans that do not receive an Approve-Eligible recommendation must be approved by a Bank mortgage underwriter and the Senior Vice President of Mortgage. In addition, all loans originated to be held on the Bank’s portfolio must be approved by a Bank mortgage underwriter and the Senior Vice President of Mortgage for loans up to $500,000, and for loans up to $1.0 million by the Senior Credit Officer. Commercial real estate secured loans and lines of credit and commercial business loans up to $1.0 million must be approved by the Senior Credit Officer or the Chairman of the Board, President and Chief Executive Officer, up to $2.0 million by the Senior Credit Officer and the Chairman of the Board, President and Chief Executive Officer, and in excess of $2.0 million by the Executive Committee. In accordance with past practice, all loans are ratified by our board of directors.

    In recent periods, we have originated and sold a substantial amount of our fixed-rate conforming mortgages to correspondent banks. For the year ended June 30, 2021, we originated $249.1 million of one-to-four family residential loans and sold $198.8 million of such loans. Our residential loan originations primarily consist of conventional, rural development, FHA, and VA loans.

The following table shows total loans originated, sold, and repaid during the periods indicated.

	Year Ended June 30,
	2021	2020	2019
	(In thousands)
Loan originations:
One-to-four family residential	$249,095	$147,965	$93,104
Commercial — real estate secured:
Owner occupied	17,180	20,046	21,895
Non-owner occupied	16,350	11,593	7,038
Multi-family residential	26,391	16,224	31,854
Commercial business	33,707	87,382	50,167
Land	17,750	4,904	2,553
Construction	16,976	13,768	16,869
Home equity loans and lines of credit and other consumer	12,327	9,559	9,380
Total loan originations	389,776	311,441	232,860
Loans purchased	--	--	--
Total loan originations and loans purchased	389,776	311,441	232,860
Loans Sold	(198,797)	(111,752)	(62,158)
Loan principal repayments	(212,577)	(162,750)	(166,434)
Total loans sold and principal repayments	(411,374)	(274,502)	(228,592)
Increase (decrease) due to other items, net(1)	(1,935)	(1,146)	2,373
Net (decrease) increase in loan portfolio	$(23,533)	$35,793	$6,641
 ___________________
(1) Other items consist of deferred loan fees, the allowance for loan losses, and loans held-for-sale at year end.

Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, we concentrate our lending activity in our primary market area in Caddo and Bossier Parishes, Louisiana and the surrounding area. Subject to our loans-to-one borrower limitation, we are permitted to invest without limitation in residential mortgage loans and up to 400% of our capital in loans secured by non-residential or commercial real estate. We also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, we may invest up to 10% of our total assets in secured and unsecured loans for commercial, corporate, business, or agricultural purposes. At June 30, 2021, we were within each of the above lending limits.

During fiscal 2021 and 2020, we sold $198.8 million and $111.8 million of loans, respectively. We recognized gain on sale of loans of $4.3 million during fiscal 2021 and $2.5 million during fiscal 2020. Loans were sold during these periods primarily to other financial institutions. Such loans were sold against forward sales commitments with servicing released and without recourse after a certain period of time, typically 90 days. The loans sold primarily consisted of long-term, fixed rate residential real estate loans. These loans were originated during this period of historically low interest rates and were sold to reduce our interest rate risk. We will continue to sell loans in the future to the extent we believe the interest rate environment is unfavorable and interest rate risk is unacceptable.

    Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of June 30, 2021, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	One-to- Four Family Residential	Commercial Real Estate Secured	Multi Family Residential	Commercial Business	Land	Construction	Home Equity Loans and Lines of Credit and Other Consumer	Total
	(In thousands)
Amounts due after June 30, 2021 in:
One year or less	$5,820	$10,028	$6,837	$20,788	$4,732	$13,040	$2,766	$64,011
After one year through two years	6,879	8,573	751	3,553	4,706	2,281	557	27,300
After two years through three years	8,626	14,115	--	4,482	2,591	--	674	30,488
After three years through five years	21,169	22,347	5,803	27,698	3,484	--	149	80,650
After five years through ten years	10,379	36,294	8,391	9,423	537	--	5,653	70,677
After ten years through fifteen years	7,944	4,823	1,773	3,947	--	16	5,067	23,570
After fifteen years	36,790	--	7,460	--	210	--	104	44,564

Total	$97,607	$96,180	$31,015	$69,891	$16,260	$15,337	$14,970	$341,260

The following table sets forth the dollar amount of all loans at June 30, 2021, before net items, due after June 30, 2022, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed-Rate	Adjustable-Rate	Total
		(In thousands)
One-to-four family residential	$71,604	$20,184	$91,788
Commercial — real estate secured	83,570	2,582	86,152
Multi-family residential	24,029	149	24,178
Commercial business	46,014	3,090	49,104
Land	9,589	1,939	11,528
Construction	16	2,280	2,296
Home equity loans and lines of credit and other consumer	5,597	6,607	12,204

Total	$240,419	$36,831	$277,250

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

    One-to-Four Family Residential Real Estate Loans.  At June 30, 2021, $97.6 million, or 28.6%, of the total loan portfolio, before net items, consisted of one-to-four family residential loans.

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

At June 30, 2021, $77.3 million, or 79.2%, of our one-to-four family residential mortgage loans were fixed-rate loans. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Our fixed-rate loans generally are originated under terms, conditions, and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation and other investors in the secondary mortgage market. Consistent with our asset/liability management, we have sold a significant portion of our long-term, fixed rate loans.  Servicing is released on all loans sold except those loans sold to FNMA.

Although we offer adjustable rate loans, substantially all of the single-family loan originations over the last few years have consisted of fixed-rate loans due to the low interest rate environment. The adjustable-rate loans held in portfolio typically have interest rates which adjust on an annual basis. These loans generally have an annual cap of 1% on any increase or decrease and a cap of 6% above or below the initial rate over the life of the loan. Such loans are underwritten based on the initial rate plus 2%. At June 30, 2021, $20.3 million, or 20.8%, of our one-to-four family residential mortgage loans were adjustable rate loans.

Commercial Real Estate Secured Loans.  As of June 30, 2021, Home Federal Bank had outstanding $96.2 million of loans secured by commercial real estate, $61.5 million, or 63.9%, of which were owner occupied. It is the current policy of Home Federal Bank to lend in a first lien position on real property occupied as a commercial business property. Home Federal Bank offers fixed and variable rate commercial real estate loans. Home Federal Bank’s commercial real estate loans are limited to a maximum of 85% of the appraised value and have terms up to 15 years, however, the terms are generally no more than five years with amortization periods of 20 years or less. It is our policy that commercial real estate secured lines of credit are limited to a maximum of 85% of the appraised value of the property and shall not exceed three to five year amortizations.

Multi-Family Residential Loans.  At June 30, 2021, we had outstanding approximately $31.0 million of multi-family residential loans. Our multi-family residential loan portfolio includes income producing properties of 5 or more units and low income housing developments. We obtain personal guarantees on all properties other than those of the public housing authority for which they are not permitted.

Commercial Business Loans.  At June 30, 2021, we had outstanding approximately $69.9 million of non-real estate secured commercial loans. The decrease in this category in fiscal 2021, compared to fiscal 2020, was due to repayments on SBA PPP loans, offset somewhat by new SBA PPP loan originations.  The business lending products we offer include lines of credit, inventory financing, and equipment loans. Commercial business loans and lines of credit carry more credit risk than other types of commercial loans. We attempt to limit such risk by making loans predominantly to small- and mid-sized businesses located within our market area and having the loans personally guaranteed by the principals involved. We have established underwriting standards in regard to business loans which set forth the criteria for sources of repayment, borrower’s capacity to repay, specific financial and collateral margins, and financial enhancements such as guarantees. The primary source of repayment is cash flow from the business and the general financial strength of the borrower.

Land Loans.  As of June 30, 2021, land loans were $16.3 million, or 4.8%, of the total loan portfolio, before net items. Land loans include land which has been acquired for the purpose of development and unimproved land. Our loan policy provides for loan-to-value ratios of 50% for unimproved land loans. Land loans are originated with fixed rates and terms up to five years with longer amortizations. Although land loans generally are considered to have greater credit risk than certain other types of loans, we expect to mitigate such risk by requiring personal guarantees and identifying other secondary sources of repayment for the land loan other than the sale of the collateral. It is our practice to only originate a limited amount of loans for speculative development to borrowers with whom our lenders have a prior relationship.

Construction Loans.  At June 30, 2021, we had outstanding approximately $15.3 million of construction loans which included loans for the construction of residential and commercial property. Our residential construction loans typically have terms of six to twelve months with a takeout letter from Home Federal for the permanent mortgage. Our commercial construction loans include owner occupied commercial properties, pre-sold property, and speculative office property. As of June 30, 2021, we held $784,000 of speculative construction loans.

Home Equity and Second Mortgage Loans.  At June 30, 2021, we held $1.3 million of home equity and second mortgage loans. These loans are secured by the underlying equity in the borrower’s residence. We do not require that we hold the first mortgage on the properties that secure the second mortgage loans. The amount of our second mortgage loans generally cannot exceed a loan-to-value ratio of 90% after taking into consideration the first mortgage loan. These loans are typically three-to-five year balloon loans with fixed rates and terms that will not exceed 10 years and contain an on-demand clause that allows us to call the loan in at any time.

Equity Lines of Credit.  We offer lines of credit secured by a borrower’s equity in real estate. These loans amounted to $12.8 million, or 3.8% of the total loan portfolio, before net items, at June 30, 2021.  The unused portion of equity lines was $9.7 million at June 30, 2021.  The rates and terms of such lines of credit depend on the history and income of the borrower, purpose of the loan, and collateral. Lines of credit will not exceed 90% of the value of the equity in the collateral.

Consumer Non-Real Estate Loans.  We are authorized to make loans for a wide variety of personal or consumer purposes. We originate consumer loans primarily in order to accommodate our customers. The consumer loans at June 30, 2021 consist of loans secured by deposit accounts with us, automobile loans, overdraft, and other unsecured loans.

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

We offer loans secured by deposit accounts held with us. These loans amounted to $430,000, or 0.13% of the total loan portfolio, before net items, at June 30, 2021. Such loans are originated for up to 100% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2%. These loans typically are payable on demand with a maturity date of one year.

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

Asset Quality

General.  During fiscal 2021, our annual review was completed in August 2020.  The review was scheduled in the spring of fiscal 2020, but was rescheduled due to COVID-19 related issues. The scope of the services provided included credit underwriting, adherence to our loan policies, as well as regulatory policies, and recommendations regarding reserve allocations. We expect these reviews will be done every eighteen months with our next review in the early spring of 2022.

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

Real estate and other assets we acquire as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold.  At June 30, 2021, we had $383,000 of other real estate owned consisting of one commercial real estate property and one single family residence compared to two commercial real estate properties at June 30, 2020.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	June 30,
	2021				2020
	30 – 89 Days Overdue		90 or More Days Overdue		30 – 89 Days Overdue		90 or More Days Overdue
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Dollars in thousands)
One-to-four family residential	1	$30	3	$176	21	$1,869	8	$1,003
Commercial – real estate secured	--	--	6	837	--	--	3	1,797
Multi-family residential	--	--	--	--	--	--	--	--
Commercial business	--	--	--	--	--	--	2	457
Land	--	--	--	--	--	--	2	2,981
Construction	--	--	--	--	--	--	--	--
Home equity loans and lines of credit and other consumer	--	--	--	--	--	--	--	--

Total delinquent loans	1	$30	9	$1,013	21	$1,869	15	$6,238

Delinquent loans to total net loans		0.01%		0.30%		0.52%		1.73%
Delinquent loans to total loans		0.01%		0.30%		0.51%		1.71%

Non-Performing Assets.  The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and real estate owned) at the dates indicated.

	June 30,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Non-accruing loans:
One-to-four family residential	$143	$684	$220	$643	$317
Commercial — real estate secured	837	1,797	--	--	--
Multi-family residential	--	--	--	--	--
Commercial business	--	457	166	416	2,503
Land	--	2,981	2,981	--	--
Construction	--	--	--	--	--
Home equity loans and lines of credit and other consumer	--	--	30	87	--
Total non-accruing loans	980	5,919	3,397	1,146	2,820
Accruing loans 90 days or more past due:
One-to-four family residential	33	319	294	680	181
Commercial — real estate secured	--	--	--	--	--
Multi-family residential	--	--	--	--	--
Commercial business	--	--	49	--	--
Land	--	--	--	--	--
Construction	--	--	--	--	--
Home equity loans and lines of credit and other consumer	--	--	--	30	4
Total non-performing loans(1)	1,013	6,238	3,740	1,856	3,005
Real estate owned, net	383	950	1 1,366	1 1,177	540
Total non-performing assets	$1,396	$7,188	$$5,106	$$3,033	$3,545

Troubled debt restructurings (2)	--	--	3,843	6,886	--
Total non-performing assets and troubled debt restructurings	$1,396	$7,188	$8,949	$9,919	$3,545

Total non-performing loans as a percent of loans, net	0.30%	1.73%	1.15%	0.58%	0.96%
Total non-performing assets as a percent of total assets	0.25%	1.39%	1.15%	0.72%	0.83%
Total non-performing assets and troubled debt restructurings as a percentage of total assets	0.25%	1.39%	2.02%	2.35%	0.83%
_________________
(1) Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
(2) Troubled debt restructurings not included in non-accruing loans and accruing loans 90 days or more past due.

At June 30, 2021, the Company had $1.4 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $7.2 million of non-performing assets at June 30, 2020, consisting of six commercial real estate loans to one borrower, three single family residential loans, and one commercial real estate property and one single family residence in other real estate owned at June 30, 2021, compared to five single-family residential loans, five commercial real estate loans to one borrower, one lot loan, one land loan and two commercial real estate properties in other real estate owned at June 30, 2020.   The decrease in non-performing assets from $7.2 million at June 30, 2020 to $1.4 million at June 30, 2021 was primarily due to a payoff of $2.0 million on one lot loan and one land loan to the same borrower, a write-down of $907,000 on a lot loan, a write-down of $1.0 million on a commercial real estate loan, and the paydown of a portion of the collateral on the same commercial real estate loan totaling $449,000  At June 30, 2021, the Company had one single family residential loans, and eight commercial real estate loans with six of those to one borrower classified as substandard compared to four single family residential loans, two commercial land and lot development loans, and six commercial real estate loans to one borrower classified as substandard at June 30, 2020. There were no loans classified as doubtful at June 30, 2021 or June 30, 2020.

Classified Assets.  Federal regulations require that each insured savings institution classify its assets on a regular basis and the amount of its valuation allowance is subject to review by Federal bank regulators. There are three classifications for problem assets: “substandard”, “doubtful”, and “loss”. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss, if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a higher possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful, or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset, or portion thereof, is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution’s classifications and amounts reserved. At June 30, 2021, we had $2.8 million in classified assets.  There were three residential mortgage loans designated as special mention totaling $358,000 and one commercial loan designated as special mention totaling $2.8 million.  There was one residential loan for $167,000 and eight commercial real estate loans totaling $2.7 million classified as substandard.  There were no loans classified as doubtful or loss at June 30, 2021.

Allowance for Loan Losses.  At June 30, 2021, our allowance for loan losses amounted to $4.1 million. The allowance for loan losses is maintained at a level believed, to the best of our knowledge, to cover all known and inherent losses in the portfolio, both probable and reasonable, to be estimated at each reporting date. The level of allowance for loan losses is based on our periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing conditions. We are primarily engaged in originating single-family residential loans. Our management considers the deficiencies of all classified loans in determining the amount of allowance for loan losses required at each reporting date. Our management analyzes the probability of the correction of the substandard loans’ weaknesses and the extent of any known or inherent losses that we might sustain on them. During the fiscal year 2021, we recorded a provision for loan losses of $1.8 million, as compared to $1.9 million recorded for fiscal year 2020. The 2021 provision reflects our estimate to maintain the allowance for loan losses at a level to cover probable losses inherent in the loan portfolio.

The provision for fiscal year 2021 reflects the risks associated with our commercial lending (both real estate secured and non-real estate secured), as well as other risks in our portfolio.  Total non-performing loans decreased by approximately $5.2 million as of June 30, 2021 compared to June 30, 2020.

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

    The following table shows changes in our allowance for loan losses during the periods presented.  We had $2.0 million, $1.4 million, $586,000, $1.4 million and $30,000 of loan charge-offs during fiscal 2021, 2020, 2019, 2018 and 2017, respectively.  Bad debt recoveries amounted to $202,000 during fiscal 2021.

	June 30,
	2021	2020	2019	2018	2017
		(Dollars in thousands)
Total loans outstanding at end of period	$341,260	$365,443	$327,760	$321,180	$316,697
Average loans outstanding	366,546	340,302	326,994	323,692	312,132
Allowance for loan losses, beginning of period	4,081	3,452	3,425	3,729	2,845
Provision for loan losses	1,800	1,891	600	1,050	900
Recoveries	202	120	13	26	14
Charge-offs	(1,961)	(1,382)	(586)	(1,380)	(30)
Allowance for loan losses, end of period	$4,122	$4,081	$3,452	$3,425	$3,729

Allowance for loan losses as a percent of non-performing loans	406.85%	65.42%	92.30%	183.57%	123.65%
Allowance for loan losses as a percent of loans outstanding	1.21%	1.12%	1.05%	1.07%	1.18%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	June 30,
	2021		2020		2019		2018		2017
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans

	(Dollars in thousands)
One-to-four family residential	$894	28.60%	$966	29.59%	$1,017	36.29%	$1,166	37.76%	$1,822	39.57%
Commercial – real estate secured	1,630	28.18	568	23.83	508	25.44	436	23.17	353	24.61
Multi-family residential	346	9.09	364	12.98	338	14.09	256	11.86	73	6.72
Commercial business	489	20.48	949	22.41	1,227	10.98	929	11.04	979	10.87
Land	407	4.77	1,024	4.95	100	4.91	161	6.37	203	7.91
Construction	160	4.49	80	2.23	115	2.90	163	3.71	147	3.01
Home equity loans and lines of credit and other consumer	196	4.39	130	4.01	147	5.39	314	6.09	152	7.31
Total	$4,122	100.00%	$4,081	100.00%	$3,452	100.00%	$3,425	100.00%	$3,729	100.00%

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

The following table sets forth certain information relating to our investment securities portfolio at the dates indicated.

	June 30,
	2021		2020		2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Held-to-Maturity:
Mortgage-backed securities	$52,818	$52,699	$17,655	$18,672	$22,442	$22,625
Municipals	1,361	1,382	243	247	--	--
FNBB stock	250	250	250	250	250	250
FHLB stock	277	277	2,710	2,710	2,657	2,657
Total Securities Held-to-Maturity	54,706	54,608	20,858	21,879	25,349	25,532

Securities Available-for-Sale:
Mortgage-backed securities	29,201	29,550	40,902	42,060	41,629	41,655

Total Investment Securities	$83,907	$84,158	$61,760	$63,939	$66,978	$67,187

The following table sets forth the amount of investment securities which contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2021. The amounts reflect the fair value of our securities at June 30, 2021.

	Amounts at June 30, 2021 which Mature in
	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
	(Dollars in thousands)
Bonds and other debt securities:
Mortgage-backed securities	$--	--%	$5,371	1.91%	$14,708	2.06%	$62,170	1.58%
Municipals	--	--	240	1.05%	--	--	1,142	2.97%
Equity securities(1):
FNBB stock	--	--	--	--	--	--	250	1.25%
FHLB stock	--	--	--	--	--	--	277	1.12%

Total investment securities and bank stock	$--	--%	$5,611	1.88%	$14,708	2.06%	$63,839	1.60%
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

The following table sets forth the composition of our mortgage-backed securities portfolio at fair value at each of the dates indicated. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2021, 2020 and 2019.

	June 30,
	2021	2020	2019
	(In thousands)
Fixed rate:
GNMA	$5,327	$3,338	$5,358
FHLMC	13,806	5,139	8,053
FNMA	61,453	49,395	46,783
Total fixed rate	80,586	57,872	60,194
Adjustable rate:
GNMA	1,649	2,840	4,056
FHLMC	13	19	27
FNMA	1	1	3
Total adjustable-rate	1,663	2,860	4,086
Total mortgage-backed securities	$82,249	$60,732	$64,280

Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at June 30, 2021 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2021.

	Amounts at June 30, 2021 Which Mature in
	One Year or Less	Weighted Average Yield	Over One through Five Years	Weighted Average Yield	Over Five Years	Weighted Average Yield
	(In thousands)
Fixed rate:
GNMA	$--	--%	$6	7.83%	$5,321	1.22%
FHLMC	--	--	167	1.72	13,639	1.31
FNMA	--	--	3,535	2.55	57,918	1.73
Total fixed-rate	--	--%	3,708	2.52%	76,878	1.62%

Adjustable rate:
GNMA	$--	--%	$1,649	0.55%	$--	--%
FHLMC	--	--	13	2.99	--	--
FNMA	--	--	1	2.23	--	--
Total adjustable rate	$--	--%	1,663	0.57%	$--	--%

Total	$--	--%	$5,371	1.93%	$76,878	1.62%

The following table sets forth the purchases, sales, and principal repayments of our mortgage-backed securities during the periods indicated.

	At or For the Year Ended June 30,
	2021	2020	2019
	(Dollars in thousands)
Mortgage-backed securities at beginning of period	$58,557	$64,070	$56,689
Purchases	51,763	21,253	18,496
Repayments	(28,157)	(17,040)	(11,006)
Sales	--	(9,637)	--
Amortizations of premiums and discounts, net	(144)	(89)	(109)

Mortgage-backed securities at end of period	$82,019	$58,557	$64,070

Weighted average yield at end of period	1.76%	2.24%	2.68%

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

Deposits.  We attract deposits principally from residents of Louisiana and particularly from Caddo and Bossier Parishes. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate. We utilize brokered certificates of deposit as a component of our strategy for lowering the overall cost of funds. The brokered certificates of deposit are callable by Home Federal Bank after twelve months. At June 30, 2021 and 2020, we had $10.7 million and $16.1 million, respectively, in brokered certificates of deposit.

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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	June 30,
	2021		2020		2019
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits

	(Dollars in thousands)
Certificate accounts:
0.00%- 0.99%	$37,756	7.45%	$16,843	3.65%	$12,627	3.25%
1.00%- 1.99%	30,588	6.04	69,751	15.14	65,745	16.93
2.00%- 2.99%	39,037	7.71	68,929	14.96	102,767	26.48
3.00%- 3.99%	1,628	0.32	2,066	0.45	2,126	0.55

Total certificate accounts	109,009	21.52	157,589	34.20	183,265	47.21

Transaction accounts:
Passbook savings	129,130	25.49	83,797	18.18	39,569	10.19
Non-interest-bearing demand accounts	131,014	25.86	103,422	22.44	59,351	15.29
NOW accounts	49,262	9.72	41,365	8.98	31,045	8.00
Money market	88,181	17.41	74,637	16.20	74,934	19.31

Total transaction accounts	397,587	78.48	303,221	65.80	204,899	52.79

Total deposits	$506,596	100.00%	$460,810	100.00%	$388,164	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended June 30,
	2021			2020			2019
			Average			Average			Average
	Average	Interest	Rate	Average	Interest	Rate	Average	Interest	Rate
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)
Passbook savings	$108,592	$565	0.52%	$63,719	$700	1.10%	$35,449	$195	0.55%
NOW accounts	44,655	90	0.20	33,206	176	0.53	30,617	166	0.54
Money market	77,198	216	0.28	74,190	727	0.98	72,266	761	1.05
Certificates of deposit	138,603	2,324	1.68	167,666	3,442	2.05	178,823	3,258	1.82
Total interest-bearing deposits	369,048	3,195	0.87	338,781	5,045	1.49	317,155	4,380	1.38
Non-Interest bearing demand accounts	$118,662	$--	--%	$73,562	$--	--%	$60,256	$--	--%
Total deposits	$487,710	$3,195	0.66%	$412,343	$5,045	1.22%	$377,411	$4,380	1.16%

The following table shows our deposit flows during the periods indicated.

	Year Ended June 30,
	2021	2020	2019
	(In thousands)
Net deposits (withdrawals)	$43,396	$68,896	$24,473
Interest credited	2,390	3,750	3,431
Total increase in deposits	$45,786	$72,646	$27,904

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at June 30, 2021.

	Balance at June 30, 2021
	Maturing in the 12 Months Ending June 30,
Certificates of Deposit	2022	2023	2024	Thereafter	Total
	(In thousands)
0.00%- 0.99%	$27,507	$4,768	$1,332	$4,149	$37,756
1.00%- 1.99%	12,422	9,757	4,443	3,966	30,588
2.00%- 2.99%	24,388	6,033	8,125	491	39,037
3.00%- 3.99%	407	260	961	--	1,628
Total certificate accounts	$64,723	$20,818	$14,862	$8,606	$109,009

The following table shows the maturities of our certificates of deposit of $100,000 or more at June 30, 2021 by time remaining to maturity.

		Weighted
	Amount	Average Rate
	(Dollars in thousands)
September 30, 2021	$14,446	1.50%
December 31, 2021	15,288	1.62
March 31, 2022	7,204	1.35
June 30, 2022	10,401	1.13
After June 30, 2022	30,168	1.67
Total certificates of deposit with balances of $100,000 or more	$77,507	1.53%

The following table shows the maturities of our certificates of deposit in excess of the FDIC insurance limit (generally, $250,000) at June 30, 2021 by time remaining to maturity.

		Weighted
	Amount	Average Rate
	(Dollars in thousands)
September 30, 2021	$7,232	1.23%
December 31, 2021	10,721	1.88
March 31, 2022	3,431	1.42
June 30, 2022	5,077	1.16
After June 30, 2022	13,956	1.60
Total certificates of deposit with balances of $250,000 or more	$40,417	1.54%

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

As of June 30, 2021, we were permitted to borrow up to an aggregate total of $173.5 million from the Federal Home Loan Bank of Dallas. We had $867,000 and $1.1 million of Federal Home Loan Bank advances outstanding at June 30, 2021 and 2020, respectively.  Additionally, at June 30, 2021, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $20.4 million.  There were no amounts purchased under this agreement as of June 30, 2021.  At June 30, 2021, Home Federal Bancorp had available a $5.0 million line of credit agreement with First National Bankers Bank, maturing August 21, 2021.  The line is secured by Home Federal Bank’s common stock and bears interest at the Prime Rate, which is currently 3.25% per annum and subject to change when adjustments are made to Wall Street Journal Prime.  At June 30, 2021, the line had an outstanding balance of $2.4 million.

The following table shows certain information regarding our borrowings at or for the dates indicated:

		At or For the Year
		Ended June 30,
	2021	2020	2019
		(Dollars in thousands)
FHLB advances:
Average balance outstanding	$923	$1,197	$4,697
Maximum amount outstanding at any month-end during the period	1,060	1,355	11,614
Balance outstanding at end of period	867	1,060	1,355
Average interest rate during the period	4.88%	4.7676%	3.04%
Weighted average interest rate at end of period	4.84%	4.78%	4.73%

At June 30, 2021, $35,000 of our borrowings were short-term (maturities of one year or less). Such short-term borrowings had a weighted average interest rate of 4.84% at June 30, 2021.

The following table shows maturities of Federal Home Loan Bank advances at June 30, 2021 or the years indicated:

Years Ending June 30,	Amount
(In thousands)
2022	$35
2023	832
2024	--
2025	--
2026	--
Thereafter	--
Total	$867

Subsidiaries

At June 30, 2021, the Company had one subsidiary, Home Federal Bank.  The Bank’s only subsidiary at such date was Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

Employees

Home Federal Bank had 61 full-time employees and three part-time employees at June 30, 2021. None of these employees are covered by a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.

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

Volcker Rule Regulations

Regulations have been adopted by the federal banking agencies to implement the provisions of the Dodd-Frank Act, commonly referred to as the Volcker Rule. The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. However, federal regulations exclude from the Volcker Rule restrictions community banks with $10 billion or less in total consolidated assets and total trading assets and liabilities of five percent or less of total consolidated assets. Home Federal Bancorp qualifies for the exclusion from the Volcker Rule restrictions.

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

The Dodd-Frank Act raises the minimum reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% and requires the Federal Deposit Insurance Corporation to offset the effect of this increase on insured institutions with assets of less than $10 billion (small institutions).  In March 2016, the Federal Deposit Insurance Corporation adopted a rule to accomplish this by imposing a surcharge on larger institutions commencing when the reserve ratio reaches 1.15% and ending when it reaches 1.35%.  The reserve ratio reached 1.15% effective as of June 30, 2016. This surcharge period began effective July 1, 2016 and ended on September 30, 2018 when the reserve ratio reached 1.36%.  Small institutions will receive credits for the portion of their regular assessments by 2.0 basis points that contributed to growth in the reserve ratio between 1.15% and 1.35%. The credits applied to reduce regular assessments by 2.0 basis points for quarters when the reserve ratio is at least 1.35.  In 2020, the Federal Deposit Insurance Corporation announced that all credits had been remitted and that the credit program had ended.

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

Regulatory Capital Regulations

In July of 2013, the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully-phased in on a global basis on January 1, 2019.  The 2013 regulations establish a tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments, and change the risk weightings of certain assets used to determine required capital ratios. Provisions of the Dodd-Frank Act generally require these capital rules to apply to savings and loan holding companies and their savings association subsidiaries. The common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks, such as Home Federal Bank, the new capital rules require a common equity Tier 1 capital ratio of 4.5% and also increased the minimum Tier 1 capital ratio from 4.0% to 6.0%. In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer. The rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development, and construction loans and more than 90-day past due exposures.  The capital rules maintain the general structure of the prompt corrective action rules but incorporate the new common equity Tier 1 capital requirement and the increase Tier 1 RWA requirement into the prompt corrective action framework.

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

Core capital generally consists of common stockholders’ equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. Home Federal Bank had no intangible assets at June 30, 2021.  Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect Home Federal Bank’s regulatory capital.

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

At June 30, 2021, Home Federal Bank exceeded all of its regulatory capital requirements with tangible, common equity Tier 1, core, and risk-based capital ratios of 9.57%, 16.63%, 9.57% and 17.88%, respectively.

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

At June 30, 2021, Home Federal Bank was deemed a well-capitalized institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

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

At June 30, 2021, Home Federal Bank believes that it meets the requirements of the QTL test.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act place restrictions on loans to executive officers, directors, and principal shareholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer, and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the savings association and (ii) does not give preference to any director, executive officer, or principal shareholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the savings association’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. Home Federal Bank currently is subject to Section 22(g) and (h) of the Federal Reserve Act and at June 30, 2021, was in compliance with the above restrictions.

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

Federal Home Loan Bank System.  Home Federal Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 11 regional Federal Home Loan Banks that administer a home financing credit function primarily for its members. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. The Federal Home Loan Bank of Dallas is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At June 30, 2021, Home Federal Bank had $867,000 of Federal Home Loan Bank advances and $173.5 million available on its credit line with the Federal Home Loan Bank.

As a member, Home Federal Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to 0.038% of its total assets. At June 30, 2021, Home Federal Bank had  $276,600 in Federal Home Loan Bank stock, which was in compliance with the applicable requirement.

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

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve Bank. At June 30, 2021, Home Federal Bank had met its reserve requirement.

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

Method of Accounting.  For federal income tax purposes, Home Federal Bank reports income and expenses on the accrual method of accounting and used a June 30 tax year in 2021 for filing its federal income tax return.

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

At June 30, 2021, the total federal pre-1988 reserve was approximately $3.3 million. The reserve reflects the cumulative effects of federal tax deductions by Home Federal Bank for which no federal income tax provisions have been made.

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

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently conduct business from five full-service banking offices located in Shreveport, Louisiana and two full-service banking offices located in Bossier City, Louisiana. The following table sets forth certain information, as of June 30, 2021, relating to Home Federal Bank’s offices, one property acquired for a future branch office and one property acquired for potential future administrative offices which is presently vacant.

Description/Address	Leased/Owned		Net Book Value of Property	Amount of Deposits

Building (Home Office) 222 Florida Street, Shreveport, LA	Owned		$1,516	$--
Building/ATM (Market Street Branch) 624 Market Street, Shreveport, LA	Owned		782	99,095
Building/ATM (Youree Drive Branch) 6363 Youree Drive, Shreveport, LA	Owned	(1)	695	155,617
Building/ATM (Southern Hills Branch) 9449 Mansfield Road, Shreveport, LA	Owned		1,991	74,863
Building/ATM (Viking Drive Branch) 2555 Viking Drive, Bossier City, LA	Owned		2,317	58,061
Building/ATM (Stockwell Branch) 7964 E. Texas Street, Bossier City, LA	Owned		1,601	41,664
Building/ATM (Northwood Branch) 5841 North Market Street, Shreveport, LA	Owned		1,573	36,853
Building/ATM (Pierremont Road Branch) 925 Pierremont Road, Shreveport, LA	Owned		2,235	40,443
Building (2) 614 Market Street, Shreveport, LA	Owned		353	--
Huntington Branch (Expected Opening in November 2021) 6903 Pines Road, Shreveport, LA	Owned		$626	$--

____________________
(1)	The building is owned but the land is subject to an operating lease which was renewed effective March 15, 2018 for a ten-year period.
(2)	The building is vacant and available to serve as potential future administrative offices and storage.

Item 3. Legal Proceedings

Home Federal Bancorp and Home Federal Bank are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Home Federal Bancorp’s common stock is traded on the Nasdaq Capital Market under the symbol “HFBL.”  At September 21, 2021, Home Federal Bancorp had 191 shareholders of record.  The number of shareholders does not reflect the number of persons or entities who may hold stock in nominee or “street” name through brokerage firms or others.

(b) Not applicable.

(c) Purchases of Equity Securities.

The Company’s repurchases of its common stock made during the quarter ended June 30, 2021 are set forth in the table below, including stock-for-stock option exercises:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2021 – April 30, 2021	6,000	$16.00	6,000	148,000
May 1, 2021 – May 31, 2021	8,400	16.50	8,400	139,600
June 1, 2021 – June 30, 2021	5,000	17.50	5,000	134,600
Total	19,400	$16.60	19,400	134,000
____________________________
Notes to this table:

(a)
On November 18, 2020, the Company announced that its Board of Directors approved a tenth stock repurchase program for the repurchase of up to 170,000 shares (split adjusted), or approximately 5.0% of its then outstanding shares of common stock. The repurchase program does not have an expiration date.

Item 6. Selected Financial Data

Set forth below is selected consolidated financial and other data of Home Federal Bancorp. The information at or for the years ended June 30, 2021 and 2020 is derived in part from the audited financial statements that appear in this Form 10-K. The information at or for the years ended June 30, 2019, 2018 and 2017 is also derived from audited financial statements that do not appear in this Form 10-K.

	2021	2020	2019	2018	2017
	(In thousands)
Selected Financial and Other Data:
Total assets	$565,731	$518,220	$442,453	$421,650	$426,606
Cash and cash equivalents	104,405	54,871	18,108	15,867	11,905
Securities available for sale	29,550	42,060	41,655	29,324	36,935
Securities held to maturity	54,706	20,858	25,349	28,888	28,357
Loans held-for-sale	14,427	14,798	8,608	6,762	13,631
Loans receivable, net	336,394	359,927	324,134	317,493	312,722
Deposits	506,596	460,810	388,164	360,260	329,045
Federal Home Loan Bank advances	867	1,060	1,355	11,637	48,907
Total Stockholders’ equity	52,725	50,535	50,342	47,037	46,246

	As of or for the Year Ended June 30,
	2021	2020	2019	2018	2017
	(Dollars in thousands, except per share amounts)
Selected Operating Data:
Total interest income	$20,245	$20,336	$19,846	$18,423	$16,892
Total interest expense	3,304	5,154	4,532	3,495	2,803
Net interest income	16,941	15,182	15,314	14,928	14,089
Provision for loan losses	1,800	1,891	600	1,050	900
Net interest income after provision for loan losses	15,141	13,291	14,714	13,878	13,189
Total non-interest income	5,452	3,899	2,385	2,988	3,893
Total non-interest expense	13,783	12,383	11,073	11,046	11,672
Income before income tax expense	6,810	4,807	6,026	5,820	5,410
Income tax expense	1,445	957	1,283	2,252	1,758
Net income	$5,365	$3,850	$4,743	$3,568	$3,652
Earnings per share of common stock:
Basic(5)	$1.66	$1.15	$1.34	$0.99	$1.01
Diluted(5)	$1.57	$1.07	$1.25	$0.94	$0.96

Selected Operating Ratios(1):
Average yield on interest-earning assets	3.96%	4.64%	4.90%	4.69%	4.62%
Average rate on interest-bearing liabilities	0.89	1.51	1.41	1.11	0.91
Average interest rate spread(2)	3.07	3.13	3.49	3.58	3.71
Net interest margin(2)	3.31	3.46	3.78	3.80	3.85
Average interest-earning assets to average interest-bearing liabilities	137.46	128.57	125.65	124.67	119.41
Net interest income after provision for loan losses to non-interest expense	109.85	107.33	132.88	125.64	113.00
Total non-interest expense to average assets	2.53	2.65	2.56	2.64	2.92
Efficiency ratio(3)	61.55	64.89	62.56	61.65	64.91
Return on average assets	0.98	0.83	1.10	0.85	0.91
Return on average equity	10.45	7.74	9.82	7.61	8.14
Average equity to average assets	9.42	10.66	11.15	11.18	11.16
Dividend payout ratio	20.91	29.67	22.18	25.90	19.31

(Footnotes on following page)

	As of or for the Year Ended June 30,
	2021	2020	2019	2018	2017
Selected Quality Ratios(4):
Non-performing loans as a percent of loans receivable, net	0.30%	1.73%	1.15%	0.58%	0.96%
Non-performing assets as a percent of total assets	0.25	1.39	1.15	0.72	0.83
Allowance for loan losses as a percent of total loans receivable	1.21	1.12	1.05	1.07	1.18
Net charge-offs to average loans receivable	0.48	0.37	0.13	0.43	0.01
Allowance for loan losses as a percent of non-performing loans	406.85	65.42	92.30	183.57	123.65
Bank Capital Ratios(4):
Tangible capital ratio	9.57%	10.21%	11.37%	11.36%	11.06%
Core capital ratio	9.57	10.21	11.37	11.36	11.06
Total capital ratio	17.88	17.63	17.64	17.84	17.39

Other Data:
Offices (branch and home)	8	8	8	7	7
Employees (full-time)	61	59	54	54	60
__________________
(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.
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
(4) (5)
Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable.
Share and per share amounts have been restated for the 2-for-1 stock split in March 2021.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our profitability depends primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, investment securities, and interest-earning deposits in other institutions, and interest expense on interest-bearing deposits and borrowings from the Federal Home Loan Bank of Dallas. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. Our profitability also depends, to a lesser extent, on non-interest income, provision for loan losses, non-interest expenses, and federal income taxes. Home Federal Bancorp, Inc. of Louisiana had net income of $5.4 million in fiscal 2021 compared to net income of $3.9 million in fiscal 2020.

Our business consists primarily of originating single-family real estate loans secured by property in our market area and to a lesser extent, commercial real estate loans, commercial business loans, and real estate secured lines of credit which typically have higher rates and shorter terms than single-family loans. Although our loans are primarily funded by certificates of deposit, which typically have a higher interest rate than passbook accounts, it is our policy to require commercial customers to have a deposit relationship with us, which primarily consist of NOW accounts.  Due to the continued low interest rate environment, we have sold a substantial amount of our fixed rate single-family residential loan originations in recent periods. We have also sold investment securities available-for-sale to realize gains in the portfolio. Because of an increase in our average cost of funds on our interest bearing liabilities, our net interest margin decreased from 3.46% to 3.31% during fiscal 2021 compared to 2020, and our net interest income increased $1.8 million to $16.9 million for fiscal 2021 as compared to $15.2 million for fiscal 2020. We expect to continue to emphasize consumer and commercial lending in the future in order to improve the yield on our portfolio.

Home Federal Bancorp’s operations and profitability are subject to changes in interest rates, applicable statutes and regulations, and general economic conditions, as well as other factors beyond our control.

Business Strategy

Our business strategy is focused on operating a growing and profitable community-oriented financial institution. Our current business strategy includes:

•
Continuing to Grow and Diversify Our Loan Portfolio. We intend to grow and continue to diversify our loan portfolio by, among other things, emphasizing the origination of commercial real estate and business loans.  At June 30, 2021, our commercial real estate loans amounted to $96.2 million, or 28.18% of the total loan portfolio. Our commercial business loans amounted to $69.9 million, or 20.48% of the total loan portfolio. Commercial real estate, commercial business, construction and development, and consumer loans all typically have higher yields and are more interest sensitive than long-term single-family residential mortgage loans.

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

•
Managing Our Expenses.  We have incurred significant additional expenses related to personnel and infrastructure in recent periods as we implemented our business strategy. Our efficiency ratio, net interest income plus non-interest income divided by non-interest expense, for 2021 was 61.55% compared to 64.9% for fiscal 2020.

•
Enhancing Core Earnings.  We expect to continue to emphasize commercial real estate and business loans, which generally bear interest rates higher than residential real estate loans, and sell a substantial part of our fixed rate residential mortgage loan originations.

•
Expanding Our Franchise in our Market Area and Contiguous Communities.  We intend to continue to pursue opportunities to expand our market area by opening additional de novo banking offices and possibly through acquisitions of other financial institutions and banking related businesses. We expect to focus on contiguous areas to our current locations in Caddo and Bossier Parishes. In June 2021, we announced breaking ground on a new eighth full-service branch location in West Shreveport which is expected to open in November 2021.  We announced our expansion into Webster Parish with a new loan production office in September 2021 which we expect to convert to a full-service branch in the near future.

•
Maintain Our Asset Quality.  At June 30, 2021, our non-performing assets totaled $1.4 million, or 0.25% of total assets. We had other real estate owned consisting of one commercial real property and one one-four family residence with a carrying value of $383,000 at June 30, 2021. We intend to continue to stress maintaining high asset quality, even as we continue to grow our institution and diversify our loan portfolio.

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

 COVID-19

In light of the events surrounding the COVID-19 epidemic, the Company is continually assessing the effects of the pandemic on its employees, customers and communities.  In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted.  The CARES Act contains many provisions related to banking, lending, mortgage forbearance and taxation.  The Company has worked diligently to help support its customers through the SBA Paycheck Protection Program (“SBA PPP”), loan modifications and loan deferrals.  On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) became law.  The Economic Aid Act extended the authority to make SBA PPP loans through May 31, 2021.  As of June 30, 2021, Home Federal Bank has funded 597 SBA PPP loans totaling approximately $68.8 million to existing customers and key prospects located primarily in our trade area of NW Louisiana.  Our commercial lenders and operational support staff have worked diligently to accomplish what seemed to be an insurmountable task in providing a lifeline to our small community businesses.  We believe the customer interaction during this time provides a real opportunity to broaden and deepen our customer relationships while benefiting our community.  We have had $38.6 million of SBA PPP loans that have been forgiven which represents 56.1% of the total amount of loans funded.   The provision for loan losses for the year ended June 30, 2021 was $1.8 million compared to $1.9 million for the year ended June 30, 2020.

Changes in Financial Condition

At June 30, 2021, the Company reported total assets of $565.7 million, an increase of $47.5 million, or 9.2%, compared to total assets of $518.2 million at June 30, 2020. The increase in assets was comprised primarily of increases in cash and cash equivalents of $49.5 million, or 90.3%, from $54.9 million at June 30, 2020 to $104.4 million at June 30, 2021, investment securities of $21.3 million, or 33.9%, from $62.9 million at June 30, 2020 to $84.3 million at June 30, 2021, premises and equipment of $1.7 million, or 12.7%, from $13.2 million at June 30, 2020 to $14.9 million at June 30, 2021, and deferred tax assets of $62,000, or 8.2%, from $757,000 at June 30, 2020 to $819,000 at June 30, 2021. These increases were partially offset by decreases in loans receivable, net of $23.5 million, or 6.5%, from $359.9 million at June 30, 2020 to $336.4 million at June 30, 2021, accrued interest receivable of $697,000, or 37.5%, from $1.9 million at June 30, 2020 to $1.2 million at June 30, 2021, real estate owned of $567,000, or 59.7%, from $950,000 at June 30, 2020 to $383,000 at June 30, 2021, and loans held-for-sale of $371,000, or 2.5%, from $14.8 million at June 30, 2020 to $14.4 million at June 30, 2021. The increase in investment securities was primarily due to security purchases of $52.9 million offset by principal repayments on mortgage backed securities of $28.2 million and a redemption of FHLB stock for $2.4 million.

Loans receivable, net decreased $23.5 million, or 6.5%, from $359.9 million at June 30, 2020 to $336.4 million at June 30, 2021. The decrease in loans receivable, net was attributable primarily to decreases in multi-family residential loans of $16.4 million, commercial business loans of $12.0 million, one-to-four family residential loans of $10.5 million, land loans of $1.8 million, equity and second mortgage loans of $143,000, and consumer loans of $64,000, partially offset by increases in commercial real estate loans of $9.1 million, construction loans of $7.2 million, and equity lines of credit of $536,000.  With interest rates continuing at historical lows, management is reluctant to invest in long-term, fixed rate mortgage loans for the portfolio and instead sells the majority of the long-term, fixed rate mortgage loan production.

In recent periods we diversified the loan products we offer and increased our efforts to originate higher yielding commercial real estate loans and lines of credit and commercial business loans which were deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans. As of June 30, 2021, Home Federal Bank had $96.2 million of commercial real estate loans, 28.2% of the total loan portfolio, and $69.9 million of commercial business loans, 20.5% of the total loan portfolio. Although commercial loans are generally considered to have greater credit risk than other certain types of loans, we attempt to mitigate such risk by originating such loans in our market area to known borrowers.

Securities available-for-sale decreased $12.5 million, or 29.7%, from $42.1 million at June 30, 2020 to $29.6 million at June 30, 2021. This decrease resulted primarily from principal repayments of $21.7 million and a decrease in market values of securities of $810,000, partially offset by purchases of $10.1 million in mortgage-backed securities.

Securities held-to-maturity increased $33.8 million, from $20.9 million at June 30, 2020 to $54.7 million at June 30, 2021.  This increase was primarily due to purchases of $41.7 million of mortgage backed securities and purchases of municipal securities of $1.1 million, partially offset by principal repayments of $6.4 million and a redemption of FHLB Stock of $2.4 million. We chose to place these securities in held-to-maturity as part of our interest rate risk management strategy.

Cash and cash equivalents increased $49.5 million, or 90.3%, from $54.9 million at June 30, 2020 to $104.4 million at June 30, 2021. The net increase in cash and cash equivalents was primarily attributable to increases in total deposits related to SBA PPP loans funded.

Total liabilities increased $45.3 million, or 9.7%, from $467.7 million at June 30, 2020 to $513.0 million at June 30, 2021 primarily due to increases in total deposits of $45.8 million, or 9.9%, to $506.6 million at June 30, 2021 compared to $460.8 million at June 30, 2020, and in other borrowings of $100,000, or 4.3%, from $2.3 million at June 30, 2020 to $2.4 million at June 30, 2021, partially offset by a decrease of $276,000, or 9.2% in other liabilities from $3.0 million at June 30, 2020 to $2.7 million at June 30, 2021, and a decrease of $193,000, or 18.2%, in advances from the Federal Home Loan Bank from $1.1 million at June 30, 2020 to $867,000 at June 30, 2021.  The increase in deposits was primarily due to a $45.3 million, or 54.1%, increase in savings deposits from $83.8 million at June 30, 2020 to $129.1 million at June 30, 2021, a $27.6 million, or 26.7%, increase in non-interest bearing deposits from $103.4 million at June 30, 2020 to $131.0 million at June 30, 2021, a $13.5 million, or 18.1%, increase in money market deposits from $74.6 million at June 30, 2020 to $88.2 million at June 30, 2021, and an increase in NOW accounts of $7.9 million, or 19.1%, from $41.4 million at June 30, 2020 to $49.3 million at June 30, 2021, partially offset by a decrease of $48.6 million, or 30.8%, in certificates of deposit from $157.6 million at June 30, 2020 to $109.0 million at June 30, 2021. The Company had $10.7 million in brokered deposits at June 30, 2021 compared to $16.1 million at June 30, 2020.  The decrease in advances from the Federal Home Loan Bank was primarily due to principal paydowns on amortizing advances.

Shareholders’ equity increased $2.2 million, or 4.3%, to $52.7 million at June 30, 2021 from $50.5 million at June 30, 2020.  The primary reasons for the changes in shareholders’ equity from June 30, 2020 were net income of $5.4 million, the vesting of restricted stock awards, stock options, and the release of employee stock ownership plan shares totaling $593,000, and proceeds from the issuance of common stock from the exercise of stock options of $587,000, partially offset by the acquisition of Company stock of $2.6 million, dividends paid totaling $1.1 million, and a decrease in the Company’s accumulated other comprehensive income of $640,000.

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

	June 30,
	2021			2020
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$65,721	$1,228	1.87%	$69,073	$1,559	2.26%
Loans receivable(1)	366,546	18,913	5.16	340,302	18,435	5.42
Interest-earning deposits	79,028	104	0.13	29,326	342	1.17
Total interest-earning assets	511,295	20,245	3.96%	438,701	20,336	4.64%
Non-interest-earning assets	33,784			27,869
Total assets	$545,079			$466,570
Interest-bearing liabilities:
Savings accounts	108,592	565	0.52%	63,719	700	1.10%
NOW accounts	44,655	90	0.20	33,206	176	0.53
Money market accounts	77,198	216	0.28	74,190	727	0.98
Certificate accounts	138,603	2,324	1.68	167,666	3,442	2.05
Total deposits	369,048	3,195	0.87	338,781	5,045	1.49
FHLB advances	923	45	4.88	1,197	57	4.76
Other borrowings	1,991	64	3.21	1,228	52	4.23
Total interest-bearing liabilities	371,962	3,304	0.89%	341,206	5,154	1.51%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	118,662			73,562
Other liabilities	3,092			2,065
Total liabilities	493,716			416,833
Total stockholders’ equity(2)	51,363			49,737

Total liabilities and equity	$545,079			$466,570

Net interest-earning assets	$139,333			$97,495

Net interest income; average interest rate spread(3)		$16,941	3.07%		$15,182	3.13%

Net interest margin(4)			3.31%			3.46%

Average interest-earning assets to average interest-bearing liabilities			137.46%			128.57%
__________________
(1)	Includes loans held for sale.
(2)	Includes retained earnings and accumulated other comprehensive loss.
(3)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by net average interest-earning assets.

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

	2021 vs. 2020			2020 vs. 2019
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(In thousands)
Interest income:
Investment securities	$(255)	$(76)	$(331)	$(41)	$140	$99
Loans receivable, net	(944)	1,422	478	(358)	735	377
Interest-earning deposits	(818)	580	(238)	(316)	330	14

Total interest-earning assets	(2,017)	1,926	91	(715)	1,205	490

Interest expense:
Savings accounts	(628)	493	(135)	349	156	505
NOW accounts	(147)	61	(86)	(4)	14	10
Money market accounts	(540)	29	(511)	(54)	20	(34)
Certificate accounts	(521)	(597)	(1,118)	387	(203)	184

Total deposits	(1,836)	(14)	(1,850)	678	(13)	665
FHLB advances and other borrowings	(22)	22	--	33	(76)	(43)
Total interest-bearing liabilities	(1,858)	8	(1,850)	711	(89)	622

Increase (Decrease) in net interest income	$(159)	$1,918	$1,759	$(1,426)	$1,294	$(132)

Comparison of Operating Results for the Years Ended June 30, 2021 and 2020

General.  The increase in net income for the year ended June 30, 2021 resulted primarily from a $1.8 million, or 11.6%, increase in net interest income, an increase of $1.6 million, or 39.8%, in non-interest income, a $91,000, or 4.8%, decrease in provision for loan losses, partially offset by an increase of $1.4 million, or 11.3%, in non-interest expense, and an increase of $488,000, or 51.0%, in provision for income taxes. The increase in net interest income for the year was primarily due to a $1.9 million, or 35.9%, decrease in total interest expense, partially offset by $91,000, or 0.4%, decrease in total interest income. The Company’s average interest rate spread was 3.07% for the year ended June 30, 2021 compared to 3.13% for the year ended June 30, 2020.

Net Interest Income.  Net interest income amounted to $16.9 million for fiscal year 2021, an increase of $1.8 million, or 11.6%, compared to $15.2 million for fiscal year 2020. The increase was due primarily to a decrease of $1.9 million in interest expense, partially offset by a $91,000 decrease in both total interest income and provision for loan losses.

The average interest rate spread decreased from 3.13% for fiscal 2020 to 3.07% for fiscal 2021, while the average balance of interest-earning assets increased from $438.7 million to $511.3 million during the same periods. The percentage of average interest-earning assets to average interest-bearing liabilities increased to 137.46% for fiscal 2021 compared to 128.57% for fiscal 2020. The decrease in the average interest rate spread and net interest margin was attributable primarily to a decrease of 68 basis points in average rate on interest earning assets for the year, from 4.64% at June 30, 2020 to 3.96% at June 30, 2021.  The average rate paid on certificates of deposit decreased from 2.05% for fiscal 2020 to 1.68% for fiscal 2021. Net interest margin decreased to 3.31% for fiscal 2021 compared to 3.46% for fiscal 2020.

Interest income decreased $91,000, or 0.4%, to $20.2 million for fiscal 2021 compared to $20.3 million for fiscal 2020, primarily due to an aggregate decrease in interest income from investment and mortgage-backed securities of $383,000 and a decrease in interest income on other earning assets of $186,000, partially offset by an increase in interest income from loans of $478,000 for fiscal 2021 compared to 2020.  The increase in the average balance of loans receivable was primarily due to new loans originated by our commercial lending division.  The average yield of the loan portfolio decreased by 26 basis points during fiscal 2021 mainly due to a lower interest rate environment.

Interest expense decreased $1.9 million, or 35.9%, to $3.3 million for fiscal 2021 compared to $5.2 million for fiscal 2020, primarily as a result of decreases in the average rate paid on interest-bearing deposits.

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

A provision of $1.8 million was made to the allowance during fiscal 2021, compared to a provision of $1.9 million in fiscal 2020.  At June 30, 2021, the Company had $1.4 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $7.2 million of non-performing assets at June 30, 2020, consisting of six commercial real estate loans to one borrower, three single-family residential loans, and one commercial real estate property and one single family residence in other real estate owned at June 30, 2021, compared to five single-family residential loans, five commercial real estate loans to one borrower, one lot loan, one land loan and two commercial real estate properties in other real estate owned at June 30, 2020.  The decrease in non-performing assets from $7.2 million at June 30, 2020 to $1.4 million at June 30, 2021 was primarily due to a payoff of $2.0 million on one lot loan and one land loan to the same borrower, a write-down of $907,000 on a lot loan, a write-down of $1.0 million on a commercial real estate loan, and the paydown of a portion of the collateral on the same commercial real estate loan totaling $449,000.  At June 30, 2021, the Company had one single family residential loans and eight commercial real estate loans to one borrower classified as substandard compared to four single family residential loans, two commercial land and lot development loans, and six commercial real estate loans to one borrower classified as substandard at June 30, 2020. There were no loans classified as doubtful at June 30, 2021 or June 30, 2020.

Non-Interest Income.  Non-interest income amounted to $5.5 million for the year ended June 30, 2021, an increase of $1.6 million, or 39.8%, compared to non-interest income of $3.9 million for the year ended June 30, 2020.   The $1.6 million increase in non-interest income for the year ended June 30, 2021 compared to the prior year was primarily due to an increase of $1.8 million in gain on sale of loans, and an increase of $15,000 in other non-interest income, partially offset by a $219,000 decrease in gain on sale of securities, a $42,000 loss on sale of real estate, a $28,000 decrease in service charges on deposit accounts, and a $12,000 decrease in income from bank owned life insurance. The Company sells most of its long-term fixed rate residential mortgage loan originations primarily in order to manage interest rate risk.

Non-Interest Expense.  Non-interest expense increased $1.4 million, or 11.3%, in fiscal 2021 compared to the prior year period. The $1.4 million increase in non-interest expense for the year ended June 30, 2021, compared to the prior year, is primarily attributable to increases of $978,000 in compensation and benefits expense, $200,000 in real estate owned valuation adjustment expense, $176,000 in data processing expense, $88,000 in deposit insurance premium expense, $69,000 in other non-interest expenses, $49,000 in loan and collection expense, and $48,000 in audit and examination fees expense, partially offset by decreases of $100,000 in advertising expense, $52,000 in franchise and bank shares tax expense, $43,000 in legal fees, and $13,000 in occupancy and equipment expense.

Provision for Income Tax Expense.  The provision for income taxes amounted to $1.4 million and $957,000 for the fiscal years ended June 30, 2021 and 2020, respectively. Our effective tax rate was 21.2% for fiscal 2021 and 19.9% for fiscal 2020.

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

Although long-term, fixed-rate mortgage loans made up a significant portion of our interest-earning assets at June 30, 2021, we sold a substantial amount of our one-to-four family residential loans we originated and maintained a significant portfolio of available-for-sale securities during the past few years in order to better position the Company for a rising interest rate environment in the long term.  At June 30, 2021 and 2020, securities available-for-sale amounted to $29.6 million and $42.1 million, respectively, or 5.2% and 8.1%, respectively, of total assets at such dates.

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

Net Portfolio Value.  Our interest rate sensitivity is monitored by management through the use of a model which internally generates estimates of the change in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of June 30, 2021:

Change in Interest Rates in	Net Portfolio Value			NPV as % of Portfolio Value of Assets
Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
300	$68,231	$5,781	9.25%	12.98%	1.86%
200	62,551	101	0.16	11.57	0.45
100	66,348	3,898	6.24	12.03	0.91
Static	62,450	--	--	11.12	--
(100)	55,969	(6,481)	(10.38)	9.82	(1.30)
(200)	47,996	(14,454)	(23.14)	8.34	(2.78)

Qualitative Analysis.  Our ability to maintain a positive “spread” between the interest earned on assets and the interest paid on deposits and borrowings is affected by changes in interest rates. Our fixed-rate loans generally are profitable, if interest rates are stable or declining since these loans have yields that exceed our cost of funds. If interest rates increase, however, we would have to pay more on our deposits and new borrowings, which would adversely affect our interest rate spread. In order to counter the potential effects of dramatic increases in market rates of interest, we have underwritten our mortgage loans to allow for their sale in the secondary market. Total loan originations amounted to $389.8 million for fiscal 2021 and $311.4 million for fiscal 2020, while loans sold amounted to $198.8 million and $111.8 million during the same respective periods. We have invested excess funds from loan payments and prepayments and loan sales in investment securities classified as available-for-sale. As a result, Home Federal Bancorp is not as susceptible to rising interest rates as it would be if its interest-earning assets were primarily comprised of long-term fixed rate mortgage loans. With respect to its floating or adjustable rate loans, Home Federal Bancorp writes interest rate floors and caps into such loan documents. Interest rate floors limit our interest rate risk by limiting potential decreases in the interest yield on an adjustable rate loan to a certain level. As a result, we receive a minimum yield even if rates decline farther, and the interest rate on the particular loan would otherwise adjust to a lower amount. Conversely, interest rate ceilings limit the amount by which the yield on an adjustable rate loan may increase to no more than six percentage points over the rate at the time of origination. Finally, we intend to place a greater emphasis on shorter-term consumer loans and commercial business loans in the future.

Liquidity and Capital Resources

Home Federal Bancorp maintains levels of liquid assets deemed adequate by management. Our liquidity ratio averaged 38.83% for the quarter ended June 30, 2021. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings, and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Our deposit accounts with the Federal Home Loan Bank of Dallas amounted to $42.0 million and $19.1 million at June 30, 2021 and 2020, respectively.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents. Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts. If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Dallas, which provide an additional source of funds. At June 30, 2021, we had $867,000 in advances from the Federal Home Loan Bank of Dallas and had $173.5 million in additional borrowing capacity.  Additionally, at June 30, 2021, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank, whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $20.4 million. There were no amounts purchased under this agreement as of June 30, 2021.  In addition, Home Federal Bancorp had available a $5.0 million line of credit agreement at June 30, 2021 with First National Bankers Bank.  At June 30, 2021 there was a $2.4 million balance in the credit line.

At June 30, 2021, the Company had outstanding loan commitments of $59.1 million to originate loans and commitments under unused lines of credit of $9.7 million. At June 30, 2021, certificates of deposit scheduled to mature in one year or less totaled $64.7 million, or 59.4% of total certificates of deposit. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment. We intend to utilize our high levels of liquidity to fund our lending activities. If additional funds are required to fund lending activities, we intend to sell our securities classified as available-for-sale, as needed.

At June 30, 2021, Home Federal Bank exceeded each of its capital requirements with tangible equity, common equity Tier 1, core, and total risk-based capital ratios of 9.57%, 16.63%, 9.57%, and 17.88%, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules, and have not had any such arrangements during the two years ended June 30, 2021.  See Notes 9 and 14 to the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Home Federal Bancorp, Inc.
   of Louisiana and Subsidiary
Shreveport, Louisiana

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Home Federal Bancorp, Inc. of Louisiana, and its subsidiary (the Company) as of June 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that : (1) related to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgement.  The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

Description of the Matter

The Company’s loan portfolio totaled $341.3 million as of June 30, 2021, and the associated allowance for loan losses (ALL) was $4.1 million.  As discussed in notes 1 and 3 to the consolidated financial statements, the ALL is established to absorb probable credit losses inherent to the Company’s loan portfolio.  Management’s estimate for the probable credit losses is established through quantitative, as well as qualitative, factors.  The Company attributes portions of the allowance to loans that it evaluates individually and determines to be impaired.  For non-impaired loans, the allowance for loan losses is estimated based on historical default and/or loss information for pools of loans with similar risk characteristics and product types.  The Company’s methodology for determining the appropriate ALL also considers the imprecision inherent in the estimation process.  As a result, management adjusts the ALL for consideration of the potential impact of qualitative factors, which include: 1) changes in lending policies, procedures, and practices; 2) changes in national and local economic trends and conditions; 3) changes in the nature and volume of the portfolio; 4) changes in the experience, ability, and depth of lending management and staff; 5) changes in the volume and loss severity of past due loans, the volume of non-accrual loans, and the volume and loss severity of adversely classified or graded loans; 6) changes in the quality of the Company’s loan review system; 7) changes in the value of underlying collateral for collateral-dependent loans; 8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations. In addition and as a response to the COVID-19 pandemic, the Company also applied a qualitative factor related to this event, which is designed to absorb probable incurred loan losses that are negatively affected by the COVID-19 pandemic

Auditing management’s estimate of the ALL involved a high degree of subjectivity in evaluating the qualitative factors that management assessed and the measurement of each qualitative factor.  Management’s assessment and measurement of the qualitative factors is highly judgmental and has a significant effect on the ALL.

How We Addressed the Matter in Our Audit

Our audit procedures related to the qualitative factors of the ALL included the following procedures, among others.  We gained an understanding of the Company’s process for establishing the ALL, including the identification and measurement of qualitative factors.  We evaluated the design and documented the controls in place that are relevant to that process.

We evaluated the accuracy of management's inputs into the qualitative factor adjustments by comparing the inputs to the Company's historical loan performance data, third-party macroeconomic data and peer bank data

With respect to the identification of qualitative factors, we evaluated 1) changes, assumptions and adjustments to the models; 2) sufficiency, availability and relevance of historical loss data used in the models; and 3) the risk factors used in the models. Further, we assessed whether the total amount of the qualitative estimate was consistent with the Bank's historical loss information, credit quality statistics, and publicly observable indicators of macoreconomic financial conditions and whether the total ALL amount was reflective of losses incurred in the loan portfolio as of the consolidated balance sheet date
A Professional Accounting Corporation

We have served as the Company’s auditor since 2004

Covington, Louisiana
September 28, 2021

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Balance Sheets
June 30, 2021 and 2020

	June 30,
	2021	2020
	(In Thousands)
ASSETS

Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $94,325 and $50,417 for 2021 and 2020, Respectively)	$104,405	$54,871
Debt Securities Available-for-Sale	29,550	42,060
Securities Held-to-Maturity (fair value of $54,608 and $21,879, For 2021 and 2020, Respectively)	54,706	20,858
Loans Held-for-Sale	14,427	14,798
Loans Receivable, Net of Allowance for Loan Losses of $4,122 and $4,081 for 2021 and 2020, Respectively	336,394	359,927
Accrued Interest Receivable	1,163	1,860
Premises and Equipment, Net	14,915	13,235
Bank Owned Life Insurance	7,214	7,087
Deferred Tax Asset	819	757
Other Real Estate Owned	383	950
Other Assets	1,755	1,817

Total Assets	$565,731	$518,220

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$131,014	$103,422
Interest-bearing	375,582	357,388
Total Deposits	506,596	460,810
Advances from Borrowers for Taxes and Insurance	426	522
Short-term Federal Home Loan Bank Advances	35	193
Long-term Federal Home Loan Bank Advances	832	867
Other Borrowings	2,400	2,300
Other Accrued Expenses and Liabilities	2,717	2,993
Total Liabilities	513,006	467,685

STOCKHOLDERS’ EQUITY
Preferred Stock – $.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	--	--
Common Stock – $.01 Par Value; 40,000,000 Shares Authorized; 3,350,966 and 3,449,024 Shares Issued and Outstanding (split adjusted) at June 30, 2021 and 2020, Respectively	34	22
Additional Paid-in Capital	37,583	36,531
Unearned ESOP Stock	(754)	(870)
Retained Earnings	15,587	13,937
Accumulated Other Comprehensive Income	275	915

Total Stockholders’ Equity	52,725	50,535

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$565,731	$518,220

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Operations
For the Years Ended June 30, 2021 and 2020

	For the Years Ended June 30,
	2021	2020
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, Including Fees	$18,913	$18,435
Investment Securities	5	52
Mortgage-Backed Securities	1,223	1,559
Other Interest-Earning Assets	104	290

Total Interest Income	20,245	20,336

INTEREST EXPENSE
Deposits	3,195	5,045
Federal Home Loan Bank Borrowings	45	57
Other Bank Borrowings	64	52

Total Interest Expense	3,304	5,154
Net Interest Income	16,941	15,182

PROVISION FOR LOAN LOSSES	1,800	1,891

Net Interest Income after Provision for Loan Losses	15,141	13,291

NON-INTEREST INCOME
Gain on Sale of Loans	4,319	2,480
Loss on Sale of Real Estate and Fixed Assets	(42)	--
Realized Gain on Sale of Securities	--	219
Income on Bank Owned Life Insurance	127	139
Service Charges on Deposit Accounts	991	1,019
Other Income	57	42

Total Non-Interest Income	5,452	3,899

NON-INTEREST EXPENSE
Compensation and Benefits	8,665	7,687
Occupancy and Equipment	1,514	1,527
Data Processing	750	574
Audit and Examination Fees	233	185
Franchise and Bank Shares Tax	407	459
Advertising	190	290
Legal Fees	452	495
Loan and Collection Expense	366	317
Real Estate Owned Valuation Adjustment	200	--
Deposit Insurance Premiums	137	49
Other Expenses	869	800

Total Non-Interest Expense	13,783	12,383

Income Before Income Taxes	6,810	4,807

PROVISION FOR INCOME TAX EXPENSE	1,445	957

Net Income	$5,365	$3,850
EARNINGS PER SHARE:
Basic	$1.66	$1.15
Diluted	$1.57	$1.07

*All per share amounts have been restated to reflect the effect of the 2-for-1 stock split during March 2021.

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
For the Years Ended June 30, 2021 and 2020

	For the Years Ended June 30,
	2021	2020
	(In Thousands)
Net Income	$5,365	$3,850

Other Comprehensive (Loss) Income, Net of Tax
Investment securities available-for-sale:
Net unrealized (losses) gains	(810)	1,352
Income Tax Effect	170	(284)
Reclassification adjustments for net (gains) losses realized in net income	--	(219)
Income tax effect	--	46
Other Comprehensive (Loss) Income	(640)	895
Total Comprehensive Income	$4,725	$4,745

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended June 30, 2021 and 2020

	Common Stock	Additional Paid-In Capital	Unearned ESOP Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In Thousands)
BALANCE - June 30, 2019	$23	$35,914	$(985)	$15,370	$20	$50,342
Share Awards Earned	--	153	--	--	--	153
ESOP Compensation Earned	--	238	115	--	--	353
Stock Options Exercised	--	65	--	--	--	65
Distribution of RRP Trust Stock	--	24	--	--	--	24
Dividends Paid	--	--	--	(1,142)	--	(1,142)
Stock Options Vested	--	137	--	--	--	137
Company Stock Purchased	(1)	--	--	(4,141)	--	(4,142)
Net Income	--	--	--	3,850	--	3,850
Other Comprehensive Income, Unrealized Gain on Debt Securities, Net of Tax	--	--	--	--	895	895
BALANCE – June 30, 2020	$22	$36,531	$(870)	$13,937	$915	$50,535

Share Awards Earned	--	153	--	--	--	153
ESOP Compensation Earned	--	217	116	--	--	333
Stock Options Exercised	--	587	--	--	--	587
Distribution of RRP Trust Stock	--	--	--	--	--	--
Dividends Paid	--	--	--	(1,122)	--	(1,122)
Stock Split	12	(12)	--	--	--	--
Stock Options Vested	--	107	--	--	--	107
Company Stock Purchased	--	--	--	(2,593)	--	(2,593)
Net Income	--	--	--	5,365	--	5,365
Other Comprehensive Loss, Unrealized Loss on Debt Securities, Net of Tax	--	--	--	--	(640)	(640)
BALANCE - June 30, 2021	$34	$37,583	$(754)	$15,587	$275	$52,725

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Years Ended June 30, 2021 and 2020

	For the Years Ended June 30,
	2021	2020
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,365	$3,850
Adjustments to Reconcile Net Income to Net
Cash Provided By Operating Activities
Gain on Sale of Loans	(4,319)	(2,480)
Realized Gain on Sale of Securities	--	(219)
Net Amortization and Accretion on Securities	157	89
Amortization of Deferred Loan Fees	(1,326)	(175)
Provision for Loan Losses	1,800	1,891
Real Estate Owned Valuation Adjustment	200	--
Depreciation of Premises and Equipment	665	653
Net Loss on Sale of Real Estate	42	--
ESOP Compensation Expense	333	353
Stock Options Expense	107	137
Deferred Income Tax (Benefit) Expense	(61)	92
Federal Home Loan Bank Stock Certificate	(5)	(53)
Recognition and Retention Plan and Share Awards Expense	126	151
Increase in Cash Surrender Value on Bank Owned Life Insurance	(127)	(139)
Bad Debt Recovery	202	120
Changes in Assets and Liabilities:
Origination and Purchase of Loans Held-for-Sale	(194,574)	(111,824)
Sale and Principal Repayments on Loans Held-for-Sale	199,264	108,114
Accrued Interest Receivable	697	(688)
Other Operating Assets	62	(1,107)
Other Operating Liabilities	(276)	1,435

Net Cash Provided By Operating Activities	8,332	200

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Principal Collections, Net	21,841	(40,813)
Deferred Loan Fees Collected	634	1,438
Acquisition of Premises and Equipment	(2,354)	(970)
Proceeds from Sale of Real Estate	883	2,470
Improvements to Real Estate Owned Prior to Disposition	(124)	(36)
Activity in Available-for-Sale Securities:
Principal Payments on Mortgage-Backed Securities	21,712	12,269
Sale of Securities	--	9,856
Purchases of Securities	(10,086)	(21,250)
Activity in Held-to-Maturity Securities:
Purchases of Municipal Bonds	(1,130)	(245)
Principal Payments on Mortgage-Backed Securities	6,445	4,771
Sale/Redemptions of Securities	2,437	--
Purchases of Securities	(41,678)	--

Net Cash Used in Investing Activities	(1,420)	(32,510)

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Cash Flows (Continued)
For the Years Ended June 30, 2021 and 2020

	For the Years Ended June 30,
	2021	2020
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$45,786	$72,646
Repayments of Advances from Federal Home Loan Bank	(193)	(295)
Dividends Paid	(1,122)	(1,142)
Company Stock Purchased	(2,593)	(4,142)
Net Decrease in Advances from Borrowers for Taxes and Insurance	(96)	(62)
Proceeds from Other Bank Borrowings	2,400	2,300
Repayment of Other Bank Borrowings	(2,300)	(450)
Proceeds from Stock Options Exercised	587	65
Recognition and Retention Plan Share Distributions	153	153

Net Cash Provided by Financing Activities	42,622	69,073

NET INCREASE IN CASH AND CASH EQUIVALENTS	49,534	36,763

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	54,871	18,108

CASH AND CASH EQUIVALENTS, END OF YEAR	$104,405	$54,871

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	3,331	5,161
Income Taxes Paid	1,475	760
Market Value Adjustment for Unrealized Gain on Debt Securities Available For Sale	(810)	1,132
Transfer from Loans to Other Real Estate	434	950
Initial recognition of operating leases right of use assets	--	877
Initial recognition of operating leases right of use liabilities	--	887

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial

Note 1. Summary of Significant Accounting Policies

Nature of Operations
The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana, a Louisiana chartered corporation (the “Company” or “Home Federal Bancorp”) and its wholly owned subsidiary, Home Federal Bank, a federally chartered stock savings bank (the “Bank”), along with its wholly owned subsidiary, Metro Financial Services, Inc.

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

At June 30, 2021 and 2020, cash and cash equivalents consisted of the following:

	2021	2020
	(In Thousands)
Cash on Hand	$1,189	$1,205
Demand Deposits at Other Institutions	59,591	35,591
Federal Funds Sold	43,625	18,075

Total	$104,405	$54,871

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

The Company held no trading securities as of June 30, 2021 and 2020.

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

Non-Direct Response Advertising
The Company expenses all advertising costs, except for direct-response advertising, as incurred.  Non-direct response advertising costs were $190,000 and $290,000 for the years ended June 30, 2021 and 2020, respectively.

In the event the Company incurs expense for material direct-response advertising, it will be amortized over the estimated benefit period.  Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits.  For the years ended June 30, 2021 and 2020, the Company did not incur any amount of direct-response advertising.

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

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	2021	2020
	(In Thousands)
Net Unrealized Gain on Debt Securities Available-for-Sale	$348	$1,158
Tax Effect	(73)	(243)

Net-of-Tax Amount	$275	$915

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

	(In Thousands)	June 30, 2021	June 30, 2020
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other Assets	$ 858	$ 877
Total Lease Right-of-Use Assets		$ 858	$ 877

Lease Liabilities
Operating lease liabilities	Other Accrued Expenses and Liabilities	$ 876	$ 887
Total Lease Liabilities		$ 876	$ 887

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019, was used. For the Company’s only finance lease, the Company utilized its incremental borrowing rate at lease inception.

	June 30, 2021	June 30, 2020
Weighted-average remaining lease term
Operating lease	37.4 years	38.4 years
Weighted-average discount rate
Operating leases	3.00%	3.00%

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial

Note 2. Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:
	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Debt Securities
FHLMC Mortgage-Backed Certificates	$4,188	$33	$--	$4,221
FNMA Mortgage-Backed Certificates	18,666	486	--	19,152
GNMA Mortgage-Backed Certificates	6,347	1	171	6,177

Total Debt Securities	29,201	520	171	29,550

Total Securities Available-for-Sale	$29,201	$520	$171	$29,550

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$782	$17	$--	$799
FHLMC Mortgage-Backed Certificates	9,876	--	277	9,599
FNMA Mortgage-Backed Certificates	42,160	641	500	42,301

Total Debt Securities	52,818	658	777	52,699

Municipals	1,361	21	--	1,382

Equity Securities (Non-Marketable)
2,766 Shares – Federal Home Loan Bank	277	--	--	277
630 Shares – First National Bankers Bankshares, Inc.	250	--	--	250

Total Equity Securities	527	--	--	527

Total Securities Held-to-Maturity	$54,706	$679	$777	$54,608

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial

The amortized cost and fair value of securities by contractual maturity at June 30, 2021, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Debt Securities
Within One Year or Less	$--	$--	$--	$--
One through Five Years	5,262	5,371	--	--
After Five through Ten Years	14,345	14,708	--	--
Over Ten Years	9,594	9,471	52,818	52,699

	29,201	29,550	52,818	52,699

Municipals
Within One Year or Less	$--	$--	$--	$--
One through Five Years	--	--	236	240
After Five through Ten Years	--	--	--	--
Over Ten Years	--	--	1,125	1,142
	--	--	1,361	1,382

Other Equity Securities	--	--	527	527

Total	$29,201	$29,550	$54,706	$54,608

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial

Note 2. Securities (Continued)

Information pertaining to securities with gross unrealized losses at June 30, 2021 and 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2021
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$139	$4,522	$32	$1,633

Total Securities Available-for-Sale	$139	$4,522	$32	$1,633

	June 30, 2021
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Held-to-Maturity

Mortgage-Backed Securities	$777	$41,154	$--	$--

Total Securities Held-to-Maturity	$777	$41,154	$--	$--

	June 30, 2020
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$--	$--	$38	$2,816

Total Securities Available-for-Sale	$--	$--	$38	$2,816

The unrealized losses on the Company’s investment in mortgage-backed securities at June 30, 2021 and 2020 were caused by interest rate changes.  The contractual cash flows of these investments are guaranteed by agencies of the U.S. government.  Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2021.

At June 30, 2021 and 2020, securities with a carrying value of $940,000 and $1.7 million, respectively, were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $189.7 million and $162.1 million, respectively, were pledged to secure FHLB advances.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial

Note 3.	Loans Receivable

Loans receivable at June 30, 2021 and 2020, are summarized as follows:

	2021	2020
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$97,607	$108,146
Commercial	96,180	87,088
Multi-Family Residential	31,015	47,432
Land	16,260	18,068
Construction	15,337	8,159
Equity and Second Mortgage	1,267	1,410
Equity Lines of Credit	12,788	12,252

Total Mortgage Loans	270,454	282,555

Commercial Loans	69,891	81,909
Consumer Loans
Loans on Savings Accounts	430	364
Other Consumer Loans	485	615

Total Consumer Other Loans	915	979
Total Loans	341,260	365,443

Less: Allowance for Loan Losses	(4,122)	(4,081)
Unamortized Loan Fees	(744)	(1,435)

Net Loans Receivable	$336,394	$359,927

An analysis of the allowance for loan losses follows:

	2021	2020
	(In Thousands)

Balance - Beginning of Year	$4,081	$3,452
Provision for Loan Losses	1,800	1,891
Recoveries	202	120
Loan Charge-Offs	(1,961)	(1,382)

Balance – End of Year	$4,122	$4,081

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial

Note 3. Loans Receivable (Continued)

Fixed rate loans receivable, as of June 30, 2021, are scheduled to mature and adjustable rate loans are scheduled to re-price as follows (in thousands):

	Under	Over One	Over Five	Over
	One	to Five	to Ten	Ten
	Year	Years	Years	Years	Total
Loans Secured by One-to-Four		(In Thousands)
Family Residential
Fixed Rate	$5,709	$36,424	$10,379	$24,800	$77,312
Adjustable Rate	111	250	--	19,934	20,295
Other Loans Secured by Real Estate
Fixed Rate	22,847	57,754	48,984	15,393	144,978
Adjustable Rate	27,869	--	--	--	27,869
All Other Loans
Fixed Rate	12,167	33,277	9,459	3,948	58,851
Adjustable Rate	11,955	--	--	--	11,955

Total	$80,658	$127,705	$68,822	$64,075	$341,260

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

The following tables present the grading of loans, segregated by class of loans, as of June 30, 2021 and 2020:

June 30, 2021	Pass and Pass Watch	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$97,115	$358	$134	$--	$97,607
Commercial	93,468	--	2,712	--	96,180
Multi-Family Residential	31,015	--	--	--	31,015
Land	16,260	--	--	--	16,260
Construction	15,337	--	--	--	15,337
Equity and Second Mortgage	1,267	--	--	--	1,267
Equity Lines of Credit	12,788	--	--	--	12,788
Commercial Loans	67,087	2,804	--	--	69,891
Consumer Loans	915	--	--	--	915

Total	$335,252	$3,162	$2,846	$--	$341,260

June 30, 2020	Pass and Pass Watch	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$106,886	$475	$785	$--	$108,146
Commercial	83,376	1,915	1,797	--	87,088
Multi-Family Residential	47,432	--	--	--	47,432
Land	15,087	--	2,981	--	18,068
Construction	8,159	--	--	--	8,159
Equity and Second Mortgage	1,410	--	--	--	1,410
Equity Lines of Credit	12,235	17	--	--	12,252
Commercial Loans	81,452	--	457	--	81,909
Consumer Loans	979	--	--	--	979

Total	$357,016	$2,407	$6,020	$--	$365,443

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial

Note 3. Loans Receivable (Continued)

Credit Quality Indicators (Continued)
An aging analysis of past due loans, segregated by class of loans, as of June 30, 2021 and 2020, is as follows:

June 30, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$--	$30	$176	$206	$97,401	$97,607	$33
Commercial	--	--	837	837	95,343	96,180	--
Multi-Family Residential	--	--	--	--	31,015	31,015	--
Land	--	--	--	--	16,260	16,260	--
Construction	--	--	--	--	15,337	15,337	--
Equity and Second Mortgage	--	--	--	--	1,267	1,267	--
Equity Lines of Credit	--	--	--	--	12,788	12,788	--
Commercial Loans	--	--	--	--	69,891	69,891	--
Consumer Loans	--	--	--	--	915	915	--

Total	$--	$30	$1,013	$1,043	$340,217	$341,260	$33

June 30, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
				(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,312	$557	$1,003	$2,872	$105,274	$108,146	$319
Commercial	--	--	1,797	1,797	85,291	87,088	--
Multi-Family Residential	--	--	--	--	47,432	47,432	--
Land	--	--	2,981	2,981	15,087	18,068	--
Construction	--	--	--	--	8,159	8,159	--
Equity and Second Mortgage	--	--	--	--	1,410	1,410	--
Equity Lines of Credit	--	--	--	--	12,252	12,252	--
Commercial Loans	--	--	457	457	81,452	81,909	--
Consumer Loans	--	--	--	--	979	979	--

Total	$1,312	$557	$6,238	$8,107	$357,336	$365,443	$319

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial

Note 3. Loans Receivable (Continued)

Credit Quality Indicators (Continued)
The allowance for loan losses and recorded investment in loans for the year ended June 30, 2021 and 2020 was as follows:

	Real Estate Loans
June 30, 2021	Residential	Commercial	Multi- Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$966	$568	$364	$1,024	$80	$126	$949	$4	$4,081
Charge-Offs	(40)	--	--	(907)	--	--	(1,014)	--	(1,961)
Recoveries	3	--	--	120	--	5	74	--	202
Current Provision	(35)	1,062	(18)	170	80	62	480	(1)	1,800
Ending Balances	$894	$1,630	$346	$407	$160	$193	$489	$3	$4,122

Evaluated for Impairment:
Individually	--	317	--	--	--	--	251	--	568
Collectively	894	1,313	346	407	160	193	238	3	3,554

Loans Receivable:
Ending Balances – Total	$97,607	$96,180	$31,015	$16,260	$15,337	$14,055	$69,891	$915	$341,260
Ending Balances:
Evaluated for Impairment:
Individually	492	2,712	--	--	--	--	2,804	--	6,008
Collectively	$97,115	$93,468	$31,015	$16,260	$15,337	$14,055	$67,087	$915	$335,252

	Real Estate Loans
June 30, 2020	Residential		Commercial	Multi- Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$	$ 1,017	$508	$338	$100	$115	$144	$1,227	$3	$3,452
Charge-Offs		(40)	(100)	--	--	--	(107)	(1,135)	--	(1,382)
Recoveries		2	--	--	--	--	9	109	--	120
Current Provision		(13)	160	26	924	(35)	80	748	1	1,891
Ending Balances		$966	$568	$364	$1,024	$80	$126	$949	$4	$4,081

Evaluated for Impairment:
Individually		34	23	--	907	--	--	--	--	964
Collectively		932	545	364	117	80	126	949	4	3,117

Loans Receivable:
Ending Balances - Total		$108,146	$87,088	$47,432	$18,068	$8,159	$13,662	$81,909	$979	$365,443
Ending Balances:
Evaluated for Impairment:
Individually		1,260	3,712	--	2,981	--	17	457	--	8,427
Collectively		$106,886	$83,376	$47,432	$15,087	$8,159	$13,645	$81,452	$979	$357,016

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial

Note 3. Loans Receivable (Continued)

Credit Quality Indicators (Continued)
The following table’s present loans individually evaluated for impairment, segregated by class of loans, as of June 30, 2021 and 2020:

June 30, 2021	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$492	$492	$--	$492	$--	$530
Commercial	2,712	1,596	1,116	2,712	317	3,384
Multi-Family Residential	--	--	--	--	--	--
Land	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	--	--	--	--	--	--
Commercial Loans	2,804	--	2,804	2,804	251	2,836
Consumer Loans	--	--	--	--	--	--

Total	$6,008	$2,088	$3,920	$6,008	$568	$6,750

June 30, 2020	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,260	$1,260	$--	$1,260	$--	$1,271
Commercial	3,712	3,712	--	3,712	--	5,108
Multi-Family Residential	--	--	--	--	--	--
Land	2,981	--	2,981	2,981	907	2,981
Construction	--	--	--	--	--	--
Equity and Second Mortgage	--	--	--	--	--	--
Equity Lines of Credit	17	17	--	17	--	17
Commercial Loans	457	457	--	457	--	457
Consumer Loans	--	--	--	--	--	--

Total	$8,427	$5,446	$2,981	$8,427	$907	$9,834

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial

3. Loans Receivable (Continued)

Credit Quality Indicators (Continued)
A troubled debt restructuring (“TDR”) is a restructuring of a debt made by the Company to a debtor for economic or legal reasons related to the debtor’s financial difficulties that it would not otherwise consider.  The Company grants the concession in an attempt to protect as much of its investment as possible.

Information about the Company’s TDRs is as follows (in thousands):

	June 30, 2021
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial real estate	$--	$837	$837	$837

	June 30, 2020
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial business	$--	$457	$457	$457
1-4 Family Residential	--	76	76	76
Commercial real estate	--	1,797	1,797	1,797

During the year ended June 30, 2020 there was one loan relationship with a customer consisting of six loans comprised of three commercial real estate loans, two non-real estate loans, and one single family residential loan with pre-modification balance of $2.3 million identified as TDRs after conversion of the loans’ interest rates and payment term modifications. For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result, the loan is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of June 30, 2021, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial

Note 3. Loans Receivable (Continued)

Credit Quality Indicators (Continued)
For each of the years ended June 30, 2021 and 2020, approximately $63,000 and $464,000, respectively, of interest was foregone on non-accrual loans.  Impaired loans consisted of non-accruing loans at June 30, 2021 and 2020, and TDRs at June 30, 2021 and 2020.  Impaired loans, segregated by class of loans, were as follows:

	2021	2020
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$134	$785
Commercial	2,712	1,797
Multi-Family Residential	--	--
Land	--	2,981
Construction	--	--
Equity and Second Mortgage	--	--
Equity Lines of Credit	--	--
Commercial Loans	--	457
Consumer Loans	--	--

Total	$2,846	$6,020

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial
Note 4.	Accrued Interest Receivable

Accrued interest receivable at June 30, 2021 and 2020 consisted of the following:

	2021	2020
	(In Thousands)
Accrued Interest on:
Mortgage Loans	$203	$364
Other Loans	826	1,382
Investments	2	3
Municipals	16	3
Mortgage-Backed Securities	116	108

Total	$1,163	$1,860
Note 5.	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	2021	2020
	(In Thousands)

Land	$4,659	$4,029
Buildings	12,571	11,248
Equipment	2,481	2,169
Construction in Progress	285	243
	19,996	17,689
Accumulated Depreciation	(5,081)	(4,454)

Total	$14,915	$13,235

Depreciation expense charged against operations for the years ended June 30, 2021 and 2020 was $665,000 and $653,000, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial
Note 6.	Deposits

Deposits at June 30, 2021 and 2020 are summarized as follows:

	Weighted	Weighted
	Average	Average
	Rate at	Rate at	2021		2020
	6/30/2021	6/30/2020	Amount	Percent	Amount	Percent
			(Dollars in Thousands)

Non-Interest Bearing	0.00%	0.00%	$131,014	25.86%	$103,422	22.44%
NOW Accounts	0.11%	0.32%	49,262	9.72	41,365	8.98
Money Market	0.12%	0.41%	88,181	17.41	74,637	16.20
Passbook Savings	0.00%	0.77%	129,130	25.49	83,797	18.18
			397,587	78.48	303,221	65.80

Certificates of Deposit	1.51%	1.87%	109,009	21.52	157,589	34.20

Total Deposits			$506,596	100.00%	$460,810	100.00%

The composition of certificates of deposit accounts by interest rate is as follows:

	2021		2020
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

0.00% to 0.99%	$37,756	34.63%	$16,843	10.69%
1.00% to 1.99%	30,588	28.07%	69,751	44.26
2.00% to 2.99%	39,037	35.81%	68,929	43.74
3.00% to 3.99%	1,628	1.49%	2,066	1.31

Total Deposits	$109,009	100.00%	$157,589	100.00%

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial

Note 6. Deposits (Continued)

Maturities of certificates of deposit accounts at June 30, 2021 are scheduled as follows:

			Weighted
Year Ending			Average
June 30,	Amount	Percent	Rate
	(Dollars in Thousands)

2022	$64,724	59.38%	1.38%
2023	20,818	19.10	1.49
2024	14,862	13.63	2.34
2025	5,322	4.88	1.32
2026	3,283	3.01	0.74
2027	--	--	--
Total	$109,009	100.00%	1.51%

Interest expense on deposits for the years ended June 30, 2021 and 2020 was as follows:

	2021	2020
	(In Thousands)

NOW and Money Market	$306	$903
Passbook Savings	565	700
Certificates of Deposit	2,324	3,442

Total	$3,195	$5,045

The aggregate amount of time deposits in denominations of $100,000 or more at June 30, 2021 and 2020 was $77.5 million and $115.5 million, respectively.

At June 30, 2021 and 2020, the Bank had brokered certificates of deposit totaling $10.7 million and $16.0 million, respectively.

Note 7. Advances from Federal Home Loan Bank of Dallas

Pursuant to collateral agreements with the Federal Home Loan Bank of Dallas (FHLB), advances are secured by a blanket floating lien on first mortgage loans.  Total interest expense recognized amounted to $45,000 and $57,000 for fiscal years 2021 and 2020, respectively.

Advances at June 30, 2021 and 2020 consisted of the following:

	Advance Total
Contract Rate	2021	2020
	(In Thousands)

0.00% to 0.99%	$--	$--
1.00% to 1.99%	--	--
2.00% to 2.99%	--	--
3.00% to 3.99%	--	--
4.00% to 4.99%	867	1,060

Total	$867	$1,060

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial

Note 7. Advances from Federal Home Loan Bank of Dallas (Continued)

Maturities of advances at June 30, 2021 are as follows (in thousands):

Year Ending
June 30,	Amount

2022	$35
2023	832
2024	--
2025	--
2026	--
Thereafter	--

Total	$867

Note 8. Other Borrowings

At June 30, 2021 and 2020, the Company had available a $5.0 million line of credit agreement with First National Bankers Bank with the latest line maturing August 21, 2021.  The line will be renewed in September 2021 for another thirty day period. The line is secured by shares of the subsidiary Bank’s common stock and bears interest at an initial rate of 4.75%, subject to change when adjustments are made to Wall Street Journal Prime.  At June 30, 2021, the line had an outstanding balance of $2.4 million.   Interest expense amounted to $64,000 and $52,000 for the years ended June 30, 2021 and 2020, respectively.

Note 9.	Commitments

Lease Commitments
The Bank leases property for one branch facility expiring in May 2028.

Future minimum rental payments resulting from the non-cancelable term of these leases are as follows (in thousands):

Year Ending
June 30,	Amount

2022	$31
2023	31
2024	31
2025	31
2026	31
Thereafter	62
Total	$217

Total rent expense paid under the terms of these leases for the years ended June 30, 2021 and 2020 amounted to $82,000 and $91,000, respectively.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial

Note 9.	Commitments (Continued)

The future minimum commitments for the on-line processing services are as follows (in thousands):

Year Ending
June 30,	Amount
(In Thousands)

2022	$346
2023	346
2024	317
Total	$1,009

Employment Contracts
The Company and the Bank have employment contracts with a certain key employee.  These contracts provide for compensation and termination benefits.  The future minimum commitments for the employment contracts are as follows (in thousands):

Year Ending
June 30,	Amount
(In Thousands)

2022	$194
2023	194
2024	194

Total	$582

Letters of Credit
At June 30, 2021, the Company had secured letters of credit in the aggregate amount of $31.7 million outstanding with the Federal Home Loan Bank, and $31.7 million expiring within one year.  These letters of credit were issued to secure public body deposits.  There were no outstanding borrowings associated with these letters of credit at June 30, 2021.

Note 10. Income Taxes

The Company and its subsidiary file consolidated federal income tax returns.  The current provision for federal and state income taxes is calculated on pretax accounting income adjusted by items considered to be permanent differences between book and taxable income.  Income tax expense for the years ended June 30, 2021 and 2020 is summarized as follows:

	2021	2020
	(In Thousands)

Current	$1,506	$865
Deferred	(61)	92

Total	$1,445	$957

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial

Note 10. Income Taxes (Continued)

The effective federal income tax rate for the years ended June 30, 2021 and 2020 was 21.2% and 19.9%, respectively.  Reconciliations of income tax expense at the statutory rate to the Company’s effective rates are as follows:

	2021	2020
	(In Thousands)

Computed at Expected Statutory Rate	$1,430	$1,009
Non-Taxable Income	--	--
Other	15	(52)

Provision for Income Tax Expense	$1,445	$957

At June 30, 2021 and 2020, temporary differences between the financial statement carrying amount and tax bases of assets that gave rise to deferred tax recognition were related to the effect of loan bad debt deduction differences for tax and book purposes, deferred stock option compensation, and supplemental employee retirement benefits.  The deferred tax expense or benefit related to securities available-for-sale has no effect on the Company’s income tax provision since it is charged or credited to the Company’s other comprehensive income or loss equity component.  A valuation allowance has been established to eliminate the deferred tax benefit of capital losses due to the uncertainty as to whether the tax benefits would be realized in future periods.

The net deferred income tax asset and liability consisted of the following components at June 30, 2021 and 2020:

	2021	2020
	(In Thousands)
Deferred Tax Assets
Stock Option and SERP Compensation	$225	$237
Loans Receivable – Bad Debt Loss Allowance	800	791
Capital Losses	--	59
	1,025	1,087
Valuation Allowance	--	(86)

Total Deferred Tax Assets	$1,025	1,001
Deferred Tax Liabilities
Market Value Adjustment to Available-for-Sale Securities	(73)	(243)
Tax over Book Accumulated Depreciation	(133)	--
Total Deferred Tax Liabilities	(206)	(243)
Net Deferred Tax Asset	$819	$758

Included in retained earnings at June 30, 2021 and 2020 is approximately $3.3 million for which no deferred Federal income tax liability has been recorded. This amount consists of the total amount of bad debt reserves deducted for income tax reporting purposes prior to January 1, 1988. Under current tax law, these pre-1988 bad debt reserves are subject to recapture into taxable income if the Bank were to (a) make certain “non-dividend distributions,” which include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation or (b) cease to maintain a bank or thrift charter. The unrecorded deferred tax liability was approximately $693,000 at June 30, 2021 and 2020.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial

Note 11. Employee Benefit Plans

Effective November 15, 2004, the Bank adopted the Home Federal Bank Employees’ Savings and Profit Sharing Plan and Trust.  This plan complies with the requirements of Section 401(k) of the Internal Revenue Code.  Those eligible for this defined contribution plan must have completed twelve months of full time service and attained age 21.  For 2021, participating employees may make elective salary reduction contributions of up to $19,500 of their eligible compensation.  The Bank will contribute a basic “safe harbor” contribution of 3% of participant plan salary and will match 100% of the first 6% of plan salary elective deferrals.  The Bank is also permitted to make discretionary contributions to be allocated to participant accounts.  Pension costs, including administrative fees, attributable to the Bank’s 401(k) safe harbor plan for the years ended June 30, 2021 and 2020 were $237,000 and $222,000 respectively.

During fiscal year 2011, the Company established a Survivor Benefit Plan for the benefit of selected executives.  The purpose of the plan is to provide benefits to designated beneficiaries, if a participant dies while employed by the Company.  The plan is considered an unfunded plan for tax and ERISA purposes, and all obligations arising under the plan are payable from the general assets of the Company.  At June 30, 2021 and 2020, there were no obligations requiring accrual for this plan.

The Bank adopted a Supplemental Executive Retirement Agreement on December 27, 2012 (Effective Date) for its then Chief Executive Officer, Daniel R. Herndon. The agreement provides for retirement benefits payable in equal annual installments of $75,000 for eight consecutive years after Mr. Herndon’s retirement. Mr. Herndon was 100% vested after December 31, 2017.  In the event of his death after a separation from service on or after December 31, 2017, and prior to receipt of eight years of Supplemental Retirement Benefits, the remainder will be payable each year to his designated beneficiary.  In the event of his death while in active service, the designated beneficiary shall receive the full Supplemental Retirement Benefit in a single lump sum payment within thirty days following the date of death. Mr. Herndon retired effective March 31, 2020.

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

For the years ended June 30, 2021 and 2020, the Company recorded compensation expense totaling $41,329 and $39,893, respectively, to accrue the benefits required by the Supplemental Executive Retirement Agreements.  The Bank’s compensation expense under the agreement with Mr. Herndon was fully accrued as of December 31, 2017.

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

As part of our second step conversion completed on December 22, 2010, the ESOP purchased six percent of the shares sold in the offering.  This purchase was facilitated by a loan from the Company to the ESOP in the amount of $1.2 million.  The corresponding note is being repaid in 80 quarterly debt service payments of $20,000 on the last business day of each quarter, beginning March 31, 2011, at the rate of 3.2%.

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

As compensation expense is incurred, the unearned ESOP shares account is reduced based on the original cost of the stock.  The difference between the cost and the average market price of shares released for allocation is applied to additional paid-in capital.  ESOP compensation expense for the years ended June 30, 2021 and 2020, was approximately $333,000 and $353,000, respectively.

The ESOP shares as of June 30, 2021 and 2020, were as follows (split adjusted):

	2021	2020
Allocated and Committed to be Released
Shares, Beginning of Year	264,548	242,502
Shares Allocated and Committed to be Released
During the Year	22,046	22,046
Shares Distributed During the Year	(36,028)	--
Unallocated and Unreleased Shares, as of Year End	147,191	169,238

Total ESOP Shares	397,757	433,786

Fair Value of Unreleased Shares (In Thousands)	$2,870	$2,099

Stock Price	$19.50	$12.41

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial

Note 13. Stock-Based Compensation

Recognition and Retention Plans
On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement as an incentive to retain personnel of experience and ability in key positions. The aggregate number of shares of the Company’s common stock available under the 2011 Recognition Plan totaled 155,616 shares, all of which have been awarded.

The cost associated with the 2011 Recognition Plan is based on a share price of $9.46 on July 31, 2014, which represents the fair market price of the Company’s stock on the date on which the 2011 Recognition Plan shares were granted. The cost of the 2011 Recognition Plan was recognized over the five year vesting period.  The final vesting occurred on July 31, 2019, and the 2011 Recognition Plan terminated effective on that date.

Stock Option Plans
On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the 2005 Option Plan) for the benefit of directors, officers, and other employees.  The aggregate number of shares of common stock reserved for issuance under the Option Plan totaled 317,736 (as adjusted).  Both incentive stock options and non-qualified stock options may be granted under the plan.  The 2005 Stock Option Plan terminated on June 8, 2015, however the 4,266 outstanding stock options as of June 30, 2021 will remain in effect for the remainder of their original ten year terms.

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan (the 2011 Option Plan, together with the 2005 Option Plan, the Option Plan) for the benefit of directors, officers, and other employees. The aggregate number of shares of common stock reserved for issuance under the 2011 Option Plan totaled 389,044 (as adjusted). Both incentive stock options and non-qualified stock options may be granted under the Option Plan. As of June 30, 2021, there were 778 stock options available for future grant under the 2011 Option Plan.

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

Stock Incentive Plans
On November 12, 2014, the shareholders of the Company approved the adoption of the Company’s 2014 Stock Incentive Plan (the 2014 Stock Incentive Plan) for the benefit of employees and non-employee directors as an incentive to contribute to the success of the Company and to reward employees for outstanding performance and the attainment of targeted goals.  The 2014 Stock Incentive Plan covers a total of 300,000 shares (as adjusted), of which no more than 75,000 shares (as adjusted), or 25% of the plan, may be share awards.  The balance of the plan is reserved for stock option awards which would total 225,000 (as adjusted) stock options assuming all the share awards are issued. All incentive stock options granted under the 2014 Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  On October 26, 2015, the Company granted a total of 69,000 (as adjusted) plan share awards and 207,000 (as adjusted) stock options to directors, officers, and other key employees vesting ratably over five years. On February 5, 2019, the Company granted a total of 6,000 (as adjusted) plan share awards and 27,000 (as adjusted) stock options to key employees vesting ratably over five years. The 2014 Stock Incentive Plan cost is recognized over the five year vesting period.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial

Note 13.	Stock-Based Compensation (Continued)

On November 13, 2019, the shareholders of the Company approved the adoption of the Company’s 2019 Stock Incentive Plan which provides for a total of 250,000 shares (as adjusted) reserved for future issuance as stock awards or stock options. No more than 62,500 (as adjusted) shares, or 25%, may be granted as stock awards.  The balance of the plan is reserved for stock option awards.  On November 11, 2020, the Company granted a total of 62,500 (as adjusted) plan share awards and 187,500 (as adjusted) stock options to directors, officers and other key employees vesting ratably over five years. The Stock Incentive Plans costs are recognized over the five year vesting period.  As of June 30, 2021, there are no plan share awards or stock options available for future grants under the Stock Incentive Plans.

Share Awards
Following is a summary of the status of the share awards outstanding under the 2011 Recognition Plan, 2014 Stock Incentive Plan, and 2020 Stock Incentive Plan during the fiscal years ended June 30, 2021 and 2020 (split adjusted):

	Awarded Shares
	2021	2020

Balance - Beginning of Year	18,200	36,234
Granted	62,500	--
Forfeited	--	--
Earned and Issued	(14,600)	(18,034)

Balance - End of Year	66,100	18,200

Compensation expense pertaining to the 2011 Recognition Plan and the share awards under the Stock Incentive Plan was approximately $153,000 and $153,000 for the years ended June 30, 2021 and 2020, respectively.

Stock Options
Following is a summary of the status of the options outstanding under the Option Plan and Stock Incentive Plan during the fiscal years ended June 30, 2021 and 2020 (split adjusted):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Shares	Price	Term	Value
Outstanding at June 30, 2020	562,864	$9.31	3.39	$1,744,623
Granted	187,500	11.86
Exercised	(82,342)	8.42
Forfeited	(13,000)	11.50

Outstanding at June 30, 2021	655,022	$10.11	4.45	$6,153,690

Options Exercisable at June 30, 2021	451,322	$9.18	2.29	$4,658,496

Outstanding at June 30, 2019	569,264	$9.33	4.40	$4,138,129
Granted	--	--
Exercised	(6,400)	9.57
Forfeited	--	--

Outstanding at June 30, 2020	562,864	$9.31	3.39	$1,744,623

Options Exercisable at June 30, 2020	501,664	$8.86	3.02	$1,778,377

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial

Note 13.	Stock-Based Compensation (Continued)

Stock Options (Continued)
The fair value of each option granted is estimated on the grant date using the Black-Scholes model.  The following assumptions were made in estimating fair value.

	2019 Stock	2014 Stock	2014 Stock
	Incentive Plan	Incentive Plan	Incentive Plan	2011 Option Plan
	November 11, 2020	February 5, 2019	October 26, 2015	July 31, 2014
Dividend Yield	2.78%	1.79%	1.39%	1.50%
Expected Term	10 years	10 years	10 years	10 years
Risk-Free Interest Rate	0.98%	2.71%	2.07%	2.58%
Expected Life	10 years	10 years	10 years	10 years
Expected Volatility (1)	25.56%	16.17%	20.38%	9.56%
_____________________
(1) Weekly volatility is annualized by multiplying by the square root of 52.

A summary of the status of the Company’s nonvested options as of June 30, 2021 and changes during the year ended June 30, 2021 is as follows (split adjusted):

		Weighted
	Number of	Average
	Shares	Exercise Price
Nonvested at June 30, 2020	60,400	$12.96
Granted	187,500	11.86
Vested	(44,200)	12.00
Forfeited	--	--
Nonvested at June 30, 2021	203,700	$12.16

For the years ended June 30, 2021 and 2020, compensation expense charged to operations for stock options granted under the Option Plan and the Stock Incentive Plan was $107,000 and $137,000, respectively.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial

No material gains or losses are anticipated as a result of these transactions.

Note 14.	Off-Balance Sheet Activities (Continued)

At June 30, 2021 and 2020, the following financial instruments were outstanding:

	Contract Amount
	2021	2020
	(In Thousands)
Commitments to Grant Loans	$59,118	$53,070
Unfunded Commitments Under Lines of Credit	9,677	8,536
	$68,795	$61,606

Fixed Rate Loans (2.375% - 3.375% in 2021; 2.625% - 3.50 % in 2020)	$68,795	$61,606
Variable Rate Loans (--% in 2021 and 2020)	--	--
	$68,795	$61,606

Cash Deposits
The Company periodically maintains cash balances in financial institutions that are in excess of insured amounts.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.  At June 30, 2021, we had $50.3 million in cash deposits over the insured limit of $250,000.

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

Other Credit Concentrations
The Bank has purchased, with recourse from the seller, loans from third-party mortgage originators.  These loans are serviced by these entities.  At June 30, 2021 and 2020, the balance of the loans outstanding being serviced by these entities was $9,000 and $2.9 million, respectively.

Interest Rate Floors and Caps
The Bank writes interest rate floors and caps into its variable rate mortgage loan contracts and loan servicing agreements in an attempt to manage its interest rate exposure.  Such floors and caps enable customers to transfer, modify, or reduce their interest rate risk, which, in turn, creates an off-balance sheet market risk to the Bank.  At June 30, 2021, the Bank’s loan portfolio contained approximately $25.6 million of loans in which the loan contracts or servicing agreements possessed interest rate floors and caps.  Of this amount, $9,000 consisted of purchased loans, which were originated by third-party mortgage originators.

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

An analysis of the activity in loans made to such borrowers (both direct and indirect), including lines of credit, is summarized as follows for the years ended June 30, 2021 and 2020:

	2021	2020
	(In Thousands)

Balance – Beginning of Year	$3,782	$2,827
Additions	781	1,460
Principal Payments	(1,157)	(505)

Balance – End of Year	$3,406	$3,782

Deposits from related parties held by the Bank at June 30, 2021 and 2020 amounted to $3.7 million and $3.4 million, respectively.

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

The Bank is required to maintain minimum capital ratios under OCC regulatory guidelines in order to ensure capital adequacy.  Management believes, as of June 30, 2021 and 2020, that the Bank met all OCC capital adequacy requirements to which it is subject.

As of June 30, 2021, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum capital ratios, which are different than those required to meet OCC capital adequacy requirements.

There are no conditions or events since that notification that management believes may have changed the Bank’s category.  The Bank was also classified as well capitalized at June 30, 2020.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial

Note 16. Regulatory Matters (Continued)

The Bank’s actual and required capital amounts and ratios for OCC regulatory capital adequacy purposes are presented below as of June 30, 2021 and 2020:

				Required for Capital
		Actual		Adequacy Purposes
		Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
June 30, 2021
Core Capital	(1)	$54,277	9.57%	$17,019	3.00%
Common Equity Tier 1	(2)	54,277	16.63	14,685	4.50
Tangible Capital	(1)	54,277	9.57	8,509	1.50
Total Risk-Based Capital	(2)	58,358	17.88	26,106	8.00

June 30, 2020
Core Capital	(1)	$51,562	10.21%	$15,153	3.00%
Common Equity Tier 1	(2)	51,562	16.37	14,171	4.50
Tangible Capital	(1)	51,562	10.21	7,576	1.50
Total Risk-Based Capital	(2)	55,502	17.63	25,192	8.00
__________________________
(1) Amounts and Ratios to Adjusted Total Assets
(2) Amounts and Ratios to Total Risk-Weighted Assets

The Bank’s actual and required capital amounts and ratios to be well capitalized under prompt corrective action provisions are presented below as of June 30, 2021 and 2020:

				Required to be
		Actual		Well Capitalized
		Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
June 30, 2021
Tier 1 Leverage Capital	(1)	$54,277	9.57%	$28,364	5.00%
Common Equity Tier 1	(2)	54,277	16.63	21,211	6.50
Tier 1 Risk-Based Capital	(2)	54,277	16.63	26,106	8.00
Total Risk-Based Capital	(2)	58,358	17.88	32,633	10.00

June 30, 2020
Tier 1 Leverage Capital	(1)	$51,562	10.21%	$25,365	5.00%
Common Equity Tier 1	(2)	51,562	16.37	20,469	6.50
Tier 1 Risk-Based Capital	(2)	51,562	16.37	25,192	8.00
Total Risk-Based Capital	(2)	55,502	17.63	31,490	10.00
__________________________
(1) Amounts and Ratios to Adjusted Total Assets
(2) Amounts and Ratios to Total Risk-Weighted Assets

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial

Note 16. Regulatory Matters (Continued)

The actual and required capital amounts and ratios applicable to the Bank for the years ended June 30, 2021 and 2020 are presented in the following tables, including a reconciliation of capital under generally accepted accounting principles (GAAP) to such amounts reported for regulatory purposes:

			Minimum for Capital
	Actual		Adequacy Purposes
June 30, 2021	Ratio	Amount	Ratio	Amount
	(Dollars in Thousands)

Total Equity, and Ratio to Average Total Assets	9.63%	$54,670
Investments in and Advances to
Nonincludable Subsidiaries		(118)
Unrealized Gains on Securities Available-for-Sale		(275)
Non-significant investments Capital Stock		--
Tangible Capital, and Ratio to Adjusted Total Assets	9.57%	$54,277.	1.50%	$8,509
Tier 1 (Core) Capital, and Ratio to Adjusted Total Assets	9.57%	$54,277	3.00%	17,019
Tier 1 (Core) Capital, and Ratio to Risk-Weighted Assets	16.63%	54,277	4.50%	14,685
Allowance for Loan Losses		4,081
Excess Allowance for Loan Losses		--
Total Risk-Based Capital, and Ratio to Risk-Weighted Assets	17.88%	$58,358	8.00%	$26,106
Average Total Assets		$567,351
Adjusted Total Assets		$567,292
Risk-Weighted Assets		$326,329

			Minimum for Capital
	Actual		Adequacy Purposes
June 30, 2020	Ratio	Amount	Ratio	Amount
	(Dollars in Thousands)

Total Equity, and Ratio to Average Total Assets	10.41%	$52,595
Investments in and Advances to
Nonincludable Subsidiaries		(118)
Unrealized Gains on Securities Available-for-Sale		(915)
Tangible Capital, and Ratio to Adjusted Total Assets	10.21%	$51,562	1.50%	$7,576
Tier 1 (Core) Capital, and Ratio to Adjusted Total Assets	10.21%	$51,562	3.00%	15,153
Tier 1 (Core) Capital, and Ratio to Risk-Weighted Assets	16.37%	51,562	4.50%	14,171
Allowance for Loan Losses		3,940
Excess Allowance for Loan Losses		--
Total Risk-Based Capital, and Ratio to Risk-Weighted Assets	17.63%	$55,502	8.00%	$25,192
Average Total Assets		$505,216
Adjusted Total Assets		$505,098
Risk-Weighted Assets		$314,903

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
For the years ended June 30, 2021 and 2020, the Bank paid a total of $3.0 million and $3.0 million, respectively, in cash dividends to the Company.  At June 30, 2021, the Bank’s retained net income for the calendar years ended December 31, 2020 and 2019 and six months ended June 30, 2021, less the dividends declared and paid during those periods, totaled $4.8 million.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial

Note 18. Fair Value Disclosures (Continued)

At June 30, 2021 and 2020, the carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	2021		2020
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$104,405	$104,405	$54,871	$54,871
Debt Securities Available-for-Sale	29,550	29,550	42,060	42,060
Securities Held-to-Maturity	54,706	54,608	20,858	21,879
Loans Held-for-Sale	14,427	14,427	14,798	14,798
Loans Receivable, Net	336,394	336,865	359,927	359,581

Financial Liabilities
Deposits	$506,596	$492,492	$460,810	$458,994
Advances from FHLB	867	924	1,060	1,150

Off-Balance Sheet Items
Mortgage Loan Commitments	$9,677	$9,677	$8,536	$8,536

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the year ended June 30, 2021.

Fair values of assets and liabilities measured on a recurring basis at June 30, 2021 and 2020 are as follows:

	Fair Value Measurements
June 30, 2021	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$4,221	$--	$4,221
FNMA	--	19,152	--	19,152
GNMA	--	6,177	--	6,177

Total	$--	$29,550	$--	$29,550

	Fair Value Measurements
June 30, 2020	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$5,159	$--	$5,159
FNMA	--	31,852	--	31,852
GNMA	--	5,049	--	5,049

Total	$--	$42,060	$--	$42,060

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial

Note 18. Fair Value Disclosures (Continued)

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at June 30, 2021 or 2020.

The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis at June 30, 2021 and 2020.

	Fair Value Measurements
June 30, 2021	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans,
Net of Allowance	$--	$--	$4,948	$4,948
Other Real Estate Owned	--	--	383	383

Total	$--	$--	$5,331	$5,331

	Fair Value Measurements
June 30, 2020	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans,
Net of Allowance	$--	$--	$4,404	$4,404
Other Real Estate Owned	--	--	950	950

Total	$--	$--	$5,354	$5,354

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial

Note 19. Earnings Per Common Share

Home Federal Bank announced that its Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend, payable March 31, 2021, to stockholders of record as of March 22, 2021. Under the terms of the stock split, the Company’s stockholders received a dividend of one share for every share held on the record date. The dividend was paid in authorized but unissued shares of common stock of the Company. The par value of the Company's stock was not affected by the split and remained at $0.01 per share. The outstanding shares of stock after the split increased from approximately 1.7 million shares to 3.4 million shares.

The following table presents the components of average outstanding common shares for the years ended June 30, 2021 and 2020 (Restated to reflect the effect of the 2-for-1 split in March 2021):

	2021	2020

Average Common Shares Issued	3,392,774	3,549,650
Average Unearned ESOP Shares	(162,275)	(185,332)
Average Unearned RRP Trust Shares	--	(686)

Weighted Average Number of Common Shares Used in Basic EPS	3,230,499	3,363,632

Effect of Dilutive Securities
Stock Options	195,704	231,138

Weighted Average Number of Common Shares and Dilutive Potential Common Shares Used in Dilutive EPS	3,426,203	3,594,770

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in GAAP.  For the years ended June 30, 2021 and 2020, there were outstanding options to purchase 641,022 and 547,492 shares, respectively, at a weighted average share price of $9.90 per share for 2021 and $9.03 per share for 2020.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial

Note 21. Revenue Recognition (Continued)
All of the Company’s revenue from contracts with customers in-scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment. The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended June 30, 2021 and 2020:
	At or For the Year Ended June 30,
	2021	2020
	(In Thousands)
Noninterest Income
In-scope of Topic 606:
Debit card interchange fees	$397	$304
ATM surcharge income	75	59
Fees from non-sufficient funds	519	657
Noninterest Income (in-scope of Topic 606)	991	1,020
Noninterest Income (out-of-scope of Topic 606)	4,461	2,879
Total Noninterest Income	$5,452	$3,899

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial

Note 22. Parent Company Financial Statements

Financial information pertaining only to Home Federal Bancorp, Inc. of Louisiana as of June 30, 2021 and 2020 is as follows:

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Balance Sheets
June 30, 2021 and 2020
	June 30,
	2021	2020
	(In Thousands)
Assets
Cash and Cash Equivalents	$278	$91
Investment in Subsidiary	54,670	52,595
Other Assets	234	198

Total Assets	$55,182	$52,884

Liabilities and Stockholders’ Equity
Borrowings	$2,400	$2,300
Other Liabilities	57	49
Stockholders’ Equity	52,725	50,535

Total Liabilities and Stockholders’ Equity	$55,182	$52,884

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Statements of Operations
For the Years Ended June 30, 2021 and 2020

	For the Years Ended June 30,
	2021	2020
	(In Thousands)

Equity in Undistributed Earnings of Subsidiary	$5,715	$4,141
Interest Income	56	62

Total Income	5,771	4,203

Operating Expenses	435	378
Interest Expense	64	52

Total Expense	499	430

Income Before Income Tax Benefit	5,272	3,773
Income Tax Benefit	(93)	(77)

Net Income	$5,365	$3,850

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial

Note 22. Parent Company Financial Statements (Continued)

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Statements of Cash Flows
For the Years Ended June 30, 2021 and 2020

	For the Years Ended June 30,
	2021	2020
	(In Thousands)
Operating Activities
Net Income	$5,365	$3,850
Adjustments to Reconcile Net Income to Net
Cash Used in Operating Activities
Equity in Undistributed Earnings of Subsidiary	(5,715)	(4,141)
(Decrease) Increase in Other Assets	(36)	11
Increase in Other Liabilities	8	9

Net Cash Used in Operating Activities	(378)	(271)

Financing Activities
Distribution from Subsidiary	3,000	3,000
Proceeds from Stock Options Exercised	587	65
Proceeds of Borrowings	2,400	2,300
Repayment of Borrowings	(2,300)	(450)

Proceeds Received from Subsidiary on Stock Compensation Programs	593	667
Company Stock Purchased	(2,593)	(4,142)
Dividends Paid	(1,122)	(1,142)

Net Cash Provided by Financing Activities	565	298

Increase in Cash and Cash Equivalents	187	27
Cash and Cash Equivalents, Beginning of Year	91	64

Cash and Cash Equivalents, End of Year	$278	$91

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2021.

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

Item 11. Executive Compensation

The information required herein is incorporated by reference from the section captioned “Management Compensation” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management. The information required herein is incorporated by reference from the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2021.

Equity Compensation Plan Information. The following table provides information as of June 30, 2021 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2005 and 2011 Stock Option Plans, and 2014 and 2019 Stock Incentive Plans, all of which were approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	721,122	$10.11	13,778
Equity compensation plans not approved by security holders	--	--	--
Total	721,122	$10.11	13,788

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required herein is incorporated by reference from the section captioned “Indebtedness of Management and Related Party Transactions” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2021.

Item 14. Principal Accounting Fees and Services

The information required herein is incorporated by reference from the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report and are incorporated herein by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2021 and 2020
Consolidated Statements of Operations for the Years Ended June 30, 2021 and 2020
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2021 and 2020
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2021 and 2020
Consolidated Statements of Cash Flows for the Years Ended June 30, 2021 and 2020
Notes to Consolidated Financial Statements

The following exhibits are filed as part of the Form 10-K, and this list includes the Exhibit Index:

No.	Description	Location
3.1	Articles of Incorporation of Home Federal Bancorp, Inc. of Louisiana	(1)
3.2	Bylaws of Home Federal Bancorp, Inc. of Louisiana	(1)
4.1	Form of Stock Certificate of Home Federal Bancorp, Inc. of Louisiana	(1)
4.2	Description of Securities	(2)
10.1	Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan*	(3)
10.2	Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan*	(4)
10.3	Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement*	(4)
10.4	Amended and Restated Employment Agreement between Home Federal Bank and James R. Barlow, dated as of December 27, 2012*	(5)
10.5	Employment Agreement between Home Federal Bancorp, Inc. of Louisiana and James R. Barlow, dated as of December 27, 2012*	(5)
10.6	Supplemental Executive Retirement Agreement between Home Federal Bank and Daniel R. Herndon, dated as of December 27, 2012*	(5)
10.7	Letter Agreement between Home Federal Bank and Adalberto Cantu, Jr., dated as of February 6, 2013*	(6)
10.8	Letter Agreement by and among Home Federal Bank, Home Federal Bancorp, Inc. of Louisiana and Glen W. Brown accepted as of April 9, 2014*	(7)
10.9	Home Federal Bancorp. Inc. of Louisiana 2014 Stock Incentive Plan*	(8)
10.10	Home Federal Bank 2016 Loan Officer Incentive Compensation Plan*	(9)
10.11	Supplemental Executive Retirement Agreement between Home Federal Bank and James R. Barlow, dated as of December 13, 2017*	(10)
10.12	Separation Agreement by and among Home Federal Bancorp, Inc. of Louisiana, Home Federal Bank and Daniel R. Herndon*	(11)
10.13	Home Federal Bancorp, Inc. of Louisiana 2019 Stock Incentive Plan*	(12)
23.0	Consent of LaPorte, A Professional Accounting Corporation	Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	Filed Herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed Herewith
32.0	Section 1350 Certifications	Filed Herewith
__________________

(Table continued and footnotes on following page)

No.	Description	Location
101.INS	XBRL Instance Document.	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.	Filed Herewith
__________________
*	Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on September 3, 2010 (File No. 333-169230).
(2)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K filed with the SEC on September 29, 2020 (File No. 001-35019).
(3)	Incorporated herein by reference from the Company’s Definitive Schedule 14A filed with the SEC on June 29, 2005 (File No. 000-51117).
(4)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on December 23, 2011 filed with the SEC on October 28, 2011 (File No. 001-35019).
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2012 (File No. 001-35019).
(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2013 (File No. 001-35019).
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2014 (File No. 001-35019).
(8)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on November 12, 2014 (File No. 001-35019).
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2016 (File No. 001-35019).
(10)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2017 (File No. 001-35019).
(11)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2019 (File No. 001-35019).
(12)
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

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Date: September 28, 2021	By:	/s/James R. Barlow
James R. Barlow
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/James R. Barlow
James R. Barlow	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	September 28, 2021

/s/Glen W. Brown
Glen W. Brown	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 28, 2021

/s/Walter T. Colquitt, III
Walter T. Colquitt, III	Director	September 28, 2021

/s/Scott D. Lawrence
Scott D. Lawrence	Director	September 28, 2021

/s/Mark M. Harrison
Mark M. Harrison	Director	September 28, 2021

/s/Thomas Steen Trawick, Jr.
Thomas Steen Trawick, Jr.	Director	September 28, 2021

/s/TImothy W. Wilhite, Esq.
Timothy W. Wilhite, Esq.	Director	September 28, 2021