Form 10-Q
period 2021-09-30
Home Federal Bancorp, Inc. of Louisiana
filed 2021-11-12
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)
(318) 222-1145
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $0.01 per share)	HFBL	Nasdaq Stock Market, LLC

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

Shares of common stock, par value $0.01 per share, outstanding as of November 11, 2021: The registrant had 3,352,356 shares of common stock outstanding.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2021 (Unaudited)	June 30, 2021
	(In Thousands)

ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $91,713 and $94,325 September 30, 2021 and June 30, 2021, Respectively)	$101,256	$104,405
Securities Available-for-Sale	26,974	29,550
Securities Held-to-Maturity (Fair Value of $61,775 and $54,608, Respectively)	61,969	54,706
Loans Held-for-Sale	10,573	14,427
Loans Receivable, Net of Allowance for Loan Losses of $4,127 and $4,122, Respectively	339,424	336,394
Accrued Interest Receivable	1,044	1,163
Premises and Equipment, Net	15,811	14,915
Bank Owned Life Insurance	7,242	7,214
Deferred Tax Asset	554	819
Foreclosed Assets	383	383
Other Assets	1,585	1,755

Total Assets	$566,815	$565,731

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$145,214	$131,014
Interest-bearing	362,369	375,582
Total Deposits	507,583	506,596
Advances from Borrowers for Taxes and Insurance	527	426
Short-term Federal Home Loan Bank Advances	35	35
Long-term Federal Home Loan Bank Advances	824	832
Other Borrowings	1,100	2,400
Other Accrued Expenses and Liabilities	3,062	2,717
Total Liabilities	513,131	513,006

STOCKHOLDERS’ EQUITY
Preferred Stock – $0.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	—	—
Common Stock – $0.01 Par Value; 40,000,000 Shares Authorized; 3,359,856 and 3,350,966 Shares Issued and Outstanding (split adjusted) at September 30, 2021 and June 30, 2021, Respectively	34	34
Additional Paid-in Capital	37,974	37,583
Unearned ESOP Stock	(725)	(754)
Retained Earnings	16,153	15,587
Accumulated Other Comprehensive Income	248	275

Total Stockholders’ Equity	53,684	52,725

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$566,815	$565,731

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	For the Three Months Ended September 30,
	2021	2020
	(In Thousands, Except per Share Data)
INTEREST INCOME
Loans, Including Fees	$4,397	$4,647
Investment Securities	—	2
Mortgage-Backed Securities	341	317
Other Interest-Earning Assets	36	18
Total Interest Income	4,774	4,984

INTEREST EXPENSE
Deposits	529	971
Other Borrowings	10	14
Federal Home Loan Bank Borrowings	11	12
Total Interest Expense	550	997
Net Interest Income	4,224	3,987

PROVISION FOR LOAN LOSSES	—	700
Net Interest Income after Provision for Loan Losses	4,224	3,287

NON-INTEREST INCOME
Gain on Sale of Loans	709	1,411
Income on Bank Owned Life Insurance	28	34
Service Charges on Deposit Accounts	268	248
Other Income	11	13
Total Non-Interest Income	1,016	1,706

NON-INTEREST EXPENSE
Compensation and Benefits	2,210	2,214
Occupancy and Equipment	429	376
Data Processing	207	194
Audit and Examination Fees	72	66
Franchise and Bank Shares Tax	130	108
Advertising	74	26
Legal Fees	100	131
Loan and Collection	72	94
Deposit Insurance Premium	38	30
Other Expense	203	184
Total Non-Interest Expense	3,535	3,423
Income Before Income Taxes	1,705	1,570

PROVISION FOR INCOME TAX EXPENSE	352	323
Net Income	$1,353	$1,247
EARNINGS PER COMMON SHARE:
Basic	$0.42	$0.38
Diluted	$0.38	$0.37
DIVIDENDS DECLARED	$0.10	$0.08

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	For the Three Months Ended September 30,
	2021	2020
	(In Thousands)

Net Income	$1,353	$1,247

Other Comprehensive (Loss) Net of Tax
Investment securities available-for-sale:
Net unrealized (Losses) Gains	(35)	(256)
Income Tax Effect	7	54
Reclassification adjustments for net (gains) losses realized in net income	—	—
Income tax effect	—	—
Other Comprehensive Loss	(28)	(202)
Total Comprehensive Income	$1,325	$1,045

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Unaudited)
	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
				(In Thousands)
BALANCE – June 30, 2020	$22	$36,531	$(870)	$13,937	$915	$50,535

Net Income	—	—	—	1,247	—	1,247

Changes in Unrealized Gain on Securities Available-for-Sale, Net of Tax Effects	—	—	—	—	(202)	(202)

Share Awards Earned	—	—	—	—	—	—

Stock Options Vested	—	34	—	—	—	34

Common Stock Issuance for Stock Option Exercises – Split Adjusted	—	38	—	—	—	38

ESOP Compensation Earned	—	40	29	—	—	69

Company Stock Purchased	—	—	—	(387)	—	(387)

Dividends Declared	—	—	—	(282)	—	(282)

BALANCE – September 30, 2020	$22	$36,643	$(841)	$14,515	$713	$51,052

BALANCE – June 30, 2021	$34	$37,701	$(754)	$15,469	$275	$52,725

Net Income	—	—	—	1,353	—	1,353

Changes in Unrealized Gain on Securities Available-for-Sale, Net of Tax Effects	—	—	—	—	(27)	(27)

Share Awards Earned	—	—	—	—	—	—

Stock Split	—	—	—	—	—	—

Stock Options Vested	—	26	—	—	—	26

Common Stock Issuance for Stock Option Exercises	—	166	—	—	—	166

ESOP Compensation Earned	—	81	29	—	—	110

Company Stock Purchased	—	—	—	(334)	—	(334)

Dividends Declared	—	—	—	(335)	—	(335)

BALANCE – September 30, 2021	$34	$37,856	$(725)	$16,271	$248	$53,684

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	September 30,
	2021	2020
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,353	$1,247
Adjustments to Reconcile Net Income to Net
Cash (Used in) Provided by Operating Activities
Bad Debt Recovery	6	52
Federal Home Loan Bank Stock Certificate	—	(2)
Net Amortization and Accretion on Securities	41	44
Gain on Sale of Loans	(709)	(1,411)
Amortization of Deferred Loan Fees	(426)	(216)
Depreciation of Premises and Equipment	182	168
ESOP Expense	110	69
Stock Option Expense	26	34
Deferred Income Tax	265	(188)
Provision for Loan Losses	—	700
Increase in Cash Surrender Value on Bank Owned Life Insurance	(28)	(34)
Share Awards Expense	32	37
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(28,495)	(60,258)
Loans Held-for-Sale – Sale and Principal Repayments	33,058	48,625
Accrued Interest Receivable	119	238
Other Operating Assets	170	(264)
Other Operating Liabilities	345	429

Net Cash (Used in) Provided by Operating Activities	6,049	(10,730)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(2,653)	4,586
Deferred Loan Fees Collected	20	67
Acquisition of Premises and Equipment	(1,078)	(851)
Proceeds from Sale of Real Estate	—	—
Activity in Available-for-Sale Securities:
Principal Payments on Mortgage-Backed Securities	2,528	8,488
Purchase of Securities	—	(5,090)
Activity in Held-to-Maturity Securities:
Principal Payments on Mortgage-Backed Securities	2,652	2,496
Purchase of Securities	(9,943)	—

Net Cash (Used in) Provided by Investing Activities	(8,474)	9,696

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
	September 30,
	2021	2020
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$987	$22,895
Repayments of Advances from Federal Home Loan Bank	(9)	(77)
Proceeds from Other Borrowings	200	700
Repayments of Other Borrowings	(1,500)	(1,500)
Net Decrease in Advances from Borrowers for Taxes and Insurance	101	404
Dividends Paid	(335)	(282)
Company Stock Purchased	(334)	(387)
Proceeds from Stock Options Exercised	166	38
Plan Share Distributions	—	—

Net Cash (Used in) Provided by Financing Activities	(724)	21,791

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,149)	20,757

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$104,405	$54,871

CASH AND CASH EQUIVALENTS - END OF PERIOD	$101,256	$75,628

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$553	$1,008
Income Taxes Paid	—	275
Market Value Adjustment for (Loss)/Gain on Debt Securities Available-for-Sale	(35)	(256)

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (“Home Federal Bank” or the “Bank”). These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 2021 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2022.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2021. In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana. The Bank is a federally chartered stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency. The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank’s customers by seven full-service banking offices and home office, located in Caddo and Bossier Parishes, Louisiana. The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of September 30, 2021, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, balances due from banks, and federal funds sold, all of which mature within ninety days.

Index
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

The Company held no trading securities as of September 30, 2021 and June 30, 2021.

Purchase premiums and discounts are recognized in interest income using the interest method over the term of the securities. Securities are periodically reviewed for other-than-temporary impairment. For debt securities, management considers whether the present value of future cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. If a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the consolidated statement of income.

The Bank has invested in Federal Home Loan Bank (“FHLB”) stock, and other similar correspondent banks, which is reflected at cost in these financial statements. As a member of the FHLB System, the Bank is required to purchase and maintain stock in an amount determined by the FHLB. The FHLB stock is redeemable at par value at the discretion of the FHLB.

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

Index
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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, and prevailing economic conditions. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. A loan is considered impaired when, based on current information or events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. When a loan is impaired, the measurement of such impairment is based upon the present value of future cash flows or fair value of the collateral of the loan. If the fair value of the collateral is less than the recorded investment in the loan, the Bank will recognize the impairment by creating a valuation allowance with a corresponding charge against earnings. A loan is considered a troubled debt restructuring (“TDR”) if the Company, for economic or legal reasons related to a debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Concessions granted under a TDR typically involve a temporary or permanent reduction in payments or interest rate or an extension of a loan’s stated maturity date at less than a current market rate of interest. Loans identified as TDRs are designated as impaired.

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

It should be understood that estimates of future loan losses involve an exercise of judgment. While it is possible that in particular periods the Company may sustain losses which are substantial relative to the allowance for loan losses, it is the judgment of management that the allowance for loan losses reflected in the accompanying statements of condition is adequate to absorb known and inherent losses in the existing loan portfolio both probable and reasonable to estimate. All loans greater than 90 days past due are generally placed on nonaccrual status.

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

Index
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

Earnings per Share

Earnings per share are computed based upon the weighted average number of common shares outstanding during the period. The Company’s basic and diluted earnings per share were $0.42 and $0.38, respectively, for the three months ended September 30, 2021 compared to basic and diluted earnings per share (split adjusted) of $0.38 and $0.37, respectively, for the three months ended September 30, 2020.

Non-Direct Response Advertising

The Company expenses all advertising costs, except for direct-response advertising, as incurred. Non-direct response advertising costs were $74,000 and $26,000 for the three months ended September 30, 2021 and 2020, respectively.

In the event the Company incurs expense for material direct-response advertising, it will be amortized over the estimated benefit period. Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits. For the three months ended September 30, 2021 and 2020, the Company did not incur any amount of direct-response advertising.

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

Index
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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities that are SEC filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods with those fiscal years. The extent of the impact upon adoption is not known and will depend on the characteristics of the Company’s loan portfolio and economic conditions on that date as well as forecasted conditions thereafter. The Company has established an implementation team and are in the process of engaging third-party consultants who have jointly developed a project plan to provide implementation oversight. The Company is in the process of developing and implementing current expected credit loss model that satisfy the requirements of ASU 2016-13. The future adoption of this ASU may have a material effect on the Company’s consolidated financial statements.

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities

The amortized cost and fair value of securities with gross unrealized gains and losses follows:

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
		(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$3,761	$24	$—	$3,785
FNMA Mortgage-Backed Certificates	16,892	439	28	17,303
GNMA Mortgage-Backed Certificates	6,007	1	122	5,886
Debt Securities
Total Debt Securities	26,660	464	150	26,974

Total Securities Available-for-Sale	$26,660	$464	$150	$26,974

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$778	$10	$—	$788
FHLMC Mortgage-Backed Certificates	19,603	59	198	19,464
FNMA Mortgage-Backed Certificates	39,707	562	651	39,618

Total Debt Securities	60,088	631	849	59,870

Municipals	1,354	24	—	1,378

Other Securities (Non-Marketable)
27,770 Shares – Federal Home Loan Bank	277	—	—	277
630 Shares – First National Bankers Bankshares, Inc.	250	—	—	250

Total Other Securities	527	—	—	527

Total Securities Held-to-Maturity	$61,969	$655	$849	$61,775

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.          Securities (continued)
	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$4,188	$33	$—	$4,221
FNMA Mortgage-Backed Certificates	18,666	486	—	19,152
GNMA Mortgage-Backed Certificates	6,347	1	171	6,177

Total Debt Securities	29,201	520	171	29,550

Total Securities Available-for-Sale	$29,201	$520	$171	$29,550

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Securities	$782	$17	$—	$799
FHLMC Mortgage-Backed Certificates	9,876	—	277	9,599
FNMA Mortgage-Backed Securities	42,160	641	500	42,301

Total Debt Securities	52,818	658	777	52,699

Municipals	1,361	21	—	1,382

Equity Securities (Non-Marketable)
2,766 Shares – Federal Home Loan Bank	277	—	—	277
630 Shares – First National Bankers Bankshares, Inc.	250	—	—	250

Total Equity Securities	527	—	—	527

Total Securities Held-to-Maturity	$54,706	$679	$777	$54,608

The amortized cost and fair value of securities by contractual maturity at September 30, 2021 follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In Thousands)

Debt Securities
Within One Year or Less	$—	$—	$—	$—
One through Five Years	861	868	—	—
After Five through Ten Years	51	55	—	—
Over Ten Years	25,748	26,051	60,088	59,870
	26,660	26,974	60,088	59,870

Municipals
Within One Year or Less	$—	$—	$—	$—
One through Five Years	—	—	234	239
After Five through Ten Years	—	—	—	—
Over Ten Years	—	—	1,120	1,139
	—	—	1,354	1,378

Other Equity Securities	—	—	527	527

Total	$26,660	$26,974	$61,969	$61,775

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.          Securities (continued)
Securities held-to-maturity totaling $9.9 million were purchased during the three months ending September 30, 2021.

The following tables show information pertaining to gross unrealized losses on securities available-for-sale at September 30, 2021 and June 30, 2021 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	September 30, 2021
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$122	$6,732	$28	$1,504

Total Securities Available-for-Sale	$122	$6,732	$28	$1,504

	September 30, 2021
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Held-to-Maturity

Mortgage-Backed Securities	$849	$49,887	$—	$—

Total Securities Held-to-Maturity	$849	$49,887	$—	$—

	June 30, 2021
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$139	$4,522	$32	$1,633

Total Securities Available-for-Sale	$139	$4,522	$32	$1,633

	June 30, 2021
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Held-to-Maturity

Mortgage-Backed Securities	$777	$41,154	$—	$—

Total Securities Held-to-Maturity	$777	$41,154	$—	$—

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.          Securities (continued)

The unrealized losses on the Company’s investment in mortgage-backed securities at September 30, 2021 and June 30, 2021 were caused by interest rate changes.  The contractual cash flows of these investments are guaranteed by agencies of the U.S. Government.  Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2021.

The Company’s investment in equity securities consists primarily of FHLB stock and shares of First National Bankers Bankshares, Inc. (“FNBB”).  Management monitors its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

At September 30, 2021, securities with a carrying value of $800,000 were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $159.4 million were pledged to secure FHLB advances.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable

Loans receivable are summarized as follows:

	September 30, 2021	June 30, 2021
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$108,804	$97,607
Commercial	106,033	96,180
Multi-Family Residential	30,409	31,015
Land	14,354	16,260
Construction	15,552	15,337
Equity and Second Mortgage	1,232	1,267
Equity Lines of Credit	12,436	12,788

Total Mortgage Loans	288,820	270,454

Commercial Loans	54,184	69,891
Consumer Loans
Loans on Savings Accounts	414	430
Other Consumer Loans	471	485

Total Consumer Other Loans	885	915
Total Loans	343,889	341,260

Less: Allowance for Loan Losses	(4,127)	(4,122)
Unamortized Loan Fees	(338)	(744)

Net Loans Receivable	$339,424	$336,394

Following is a summary of changes in the allowance for loan losses:

	Three Months Ended September 30,
	2021	2020
	(In Thousands)

Balance - Beginning of Period	$4,122	$4,081
Provision for Loan Losses	—	700
Loan Charge-Offs	—	(280)
Recoveries	5	52
Balance - End of Period	$4,127	$4,553

Credit Quality Indicators

The Company segregates loans into risk categories based on the pertinent information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans according to credit risk. Once a loan has been classified as substandard or identified as special mention, management will conduct a quarterly review to evaluate the level of deterioration, improvement, and impairment, if any, as well as assign the appropriate risk category. The delinquent loan report is monitored monthly to determine if any loan needs to be evaluated for classification or impairment.

Loans excluded from the scope of the quarterly review process above are generally identified as pass credits until: (a) they become past due; (b) management becomes aware of deterioration in the credit worthiness of the borrower; or (c) the customer contacts the Company for a modification.  In these circumstances, the loan is specifically evaluated for potential classification and the need to allocate reserves or charge-off. All loans greater than 90 days past due are generally placed on nonaccrual status. The Company uses the following definitions for risk ratings:

Index
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

The following tables present the grading of loans, segregated by class of loans, as of September 30, 2021 and June 30, 2021:

September 30, 2021	Pass and Pass Watch	Special Mention	Substandard	Doubtful	Total
	(In Thousands)

Real Estate Loans:
One-to-Four Family Residential	$108,317	$357	$130	$—	$108,804
Commercial	103,353	—	2,680	—	106,033
Multi-Family Residential	30,409	—	—	—	30,409
Land	14,354	—	—	—	14,354
Construction	15,552	—	—	—	15,552
Equity and Second Mortgage	1,232	—	—	—	1,232
Equity Lines of Credit	12,436	—	—	—	12,436
Commercial Loans	51,440	2,744	—	—	54,184
Consumer Loans	885	—	—	—	885

Total	$337,978	$3,101	$2,810	$—	$343,889

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

June 30, 2021	Pass and Pass Watch	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$97,115	$358	$134	$—	$97,607
Commercial	93,468	—	2,712	—	96,180
Multi-Family Residential	31,015	—	—	—	31,015
Land	16,260	—	—	—	16,260
Construction	15,337	—	—	—	15,337
Equity and Second Mortgage	1,267	—	—	—	1,267
Equity Lines of Credit	12,788	—	—	—	12,788
Commercial Loans	67,087	2,804	—	—	69,891
Consumer Loans	915	—	—	—	915

Total	$335,252	$3,162	$2,846	$—	$341,260

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

The following tables present an aging analysis of past due loans, segregated by class of loans, as of September 30, 2021 and June 30, 2021:

September 30, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment >90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$—	$427	$139	$566	$108,238	$108,804	$139
Commercial	—	—	837	837	105,196	106,033	837
Multi-Family Residential	—	—	—	—	30,409	30,409	—
Land	—	—	—	—	14,354	14,354	—
Construction	—	—	—	—	15,552	15,552	—
Equity and Second Mortgage	—	—	—	—	1,232	1,232	—
Equity Lines of Credit	15	—	—	15	12,421	12,436	—
Commercial Loans	—	—	—	—	54,184	54,184	—
Consumer Loans	—	—	—	—	885	885	—

Total	$15	$427	$976	$1,418	$342,471	$343,889	$976

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

June 30, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$—	$30	$176	$206	$97,401	$97,607	$33
Commercial	—	—	837	837	95,343	96,180	—
Multi-Family Residential	—	—	—	—	31,015	31,015	—
Land	—	—	—	—	16,260	16,260	—
Construction	—	—	—	—	15,337	15,337	—
Equity and Second Mortgage	—	—	—	—	1,267	1,267	—
Equity Lines of Credit	—	—	—	—	12,788	12,788	—
Commercial Loans	—	—	—	—	69,891	69,891	—
Consumer Loans	—	—	—	—	915	915	—

Total	$—	$30	$1,013	$1,043	$340,217	$341,260	$33

There was no interest income recognized on non-accrual loans during the three months ended September 30, 2021 or year ended June 30, 2021. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the three months ended September 30, 2021 and the year ended June 30, 2021 was approximately $10,000 and $63,000, respectively.

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the three months ended September 30, 2021 and year ended June 30, 2021 was as follows:

	Real Estate Loans
September 30, 2021	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$894	$1,630	$346	$407	$160	$193	$489	$3	$4,122
Charge-Offs	—	—	—	—	—	—	—	—	—
Recoveries	1	—	—	—	—	4	—	—	5
Current Provision	73	24	(20)	(72)	(4)	(19)	18	—	—
Ending Balances	$968	$1,654	$326	$335	$156	$178	$507	$3	$4,127

Evaluated for Impairment:
Individually	—	301	—	—	—	—	232	—	533
Collectively	968	1,353	326	335	156	178	275	3	3,594

Loans Receivable:
Ending Balances – Total	$108,804	$106,033	$30,409	$14,354	$15,552	$13,668	$54,184	$885	$343,889
Ending Balances:
Evaluated for Impairment:
Individually	487	2,680	—	—	—	—	2,744	—	5,911
Collectively	$108,317	$103,353	$30,409	$14,354	$15,552	$13,668	$51,440	$885	$337,978

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

	Real Estate Loans
June 30, 2021	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans And Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$966	$568	$364	$1,024	$80	$126	$949	$4	$4,081
Charge-Offs	(40)	—	—	(907)	—	—	(1,014)	—	(1,961)
Recoveries	3	—	—	120	—	5	74	—	202
Current Provision	(35)	1,062	(18)	170	80	62	480	(1)	1,800
Ending Balances	$894	$1,630	$346	$407	$160	$193	$489	$3	$4,122

Evaluated for Impairment:
Individually	—	317	—	—	—	—	251	—	568
Collectively	894	1,313	346	407	160	193	238	3	3,554

Loans Receivable:
Ending Balances – Total	$97,607	$96,180	$31,015	$16,260	$15,337	$14,055	$69,891	$915	$341,260
Ending Balances:
Evaluated for Impairment:
Individually	492	2,712	—	—	—	—	2,804	—	6,008
Collectively	$97,115	$93,468	$31,015	$16,260	$15,337	$14,055	$67,087	$915	$335,252

The following tables present loans individually evaluated for impairment, segregated by class of loans, as of September 30, 2021 and June 30, 2021:

September 30, 2021	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$487	$487	$—	$487	$—	$531
Commercial	2,680	1,580	1,100	2,680	301	2,726
Multi-Family Residential	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Equity and Second Mortgage	—	—	—	—	—	—
Equity Lines of Credit	—	—	—	—	—	—
Commercial Loans	2,744	—	2,744	2,744	232	2,803
Consumer Loans	—	—	—	—	—	—

Total	$5,911	$2,067	$3,844	$5,911	$533	$6,060

June 30, 2021	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$492	$492	$—	$492	$—	$530
Commercial	2,712	1,596	1,116	2,712	317	3,384
Multi-Family Residential	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Equity and Second Mortgage	—	—	—	—	—	—
Equity Lines of Credit	—	—	—	—	—	—
Commercial Loans	2,804	—	2,804	2,804	251	2,836
Consumer Loans	—	—	—	—	—	—

Total	$6,008	$2,088	$3,920	$6,008	$568	$6,750

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status. As of September 30, 2021, there were no residential loans in the process of foreclosure.

A troubled debt restructuring (“TDR”) is a restructuring of a debt made by the Company to a debtor for economic or legal reasons related to the debtor’s financial difficulties that it would not otherwise consider.  The Company grants the concession in an attempt to protect as much of its investment as possible.

Information about the Company’s TDRs is as follows (in thousands):

	September 30, 2021
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial real estate	$—	$837	$837	$837

	June 30, 2021
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial business	$—	$837	$837	$837

For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result, the loan is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of September 30, 2021, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs. The Company had no trouble debt restructuring that has subsequently defaulted in the last 12 months.

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Deposits

Deposits at September 30, 2021 and June 30, 2021 consist of the following classifications:

	September 30, 2021	June 30, 2021
	(In Thousands)
Non-Interest Bearing	$145,214	$131,014
NOW Accounts	47,698	49,262
Money Markets	85,120	88,181
Passbook Savings	134,711	129,130
	412,743	397,587

Certificates of Deposit	94,840	109,009

Total Deposits	$507,583	$506,596

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

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three months ended September 30, 2021 and 2020 were calculated as follows:

	Three Months Ended September 30,
	2021	2020
	(In Thousands, Except Per Share Data)

Net income	$1,353	$1,247

Weighted average shares outstanding – basic	3,204	3,262
Effect of dilutive common stock equivalents	310	128
Adjusted weighted average shares outstanding – diluted	3,514	3,390

Basic earnings per share	$0.42	$0.38
Diluted earnings per share	$0.38	$0.37

For the three months ended September 30, 2021 and 2020, there were outstanding options to purchase 626,132 and 520,322 shares, respectively, at a weighted average exercise price of $9.96 and $9.18 per share, respectively. For the quarter ended September 30, 2021 and 2020, 310,552 options and 127,762 options, respectively, were included in the computation of diluted earnings per share.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.    Earnings Per Share (continued)

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended September 30,
	2021	2020
	(In Thousands)

Average common shares issued	6,125	6,125
Average unearned ESOP shares	(148)	(171)
Average unearned RRP shares	—	—
Average Company stock purchased	(2,773)	(2,692)

Weighted average shares outstanding	3,204	3,262

6. Stock-Based Compensation

Stock Option Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the “2005 Option Plan”) for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2005 Option Plan totaled 317,736 (as adjusted).  Both incentive stock options and non-qualified stock options may be granted under the 2005 Option Plan.  The 2005 Stock Option Plan terminated on June 8, 2015, however, the 866 outstanding options as of September 30, 2021 will remain in effect for the remainder of their original ten year terms.

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan (the “2011 Option Plan,” together with the 2005 Option Plan, the “Option Plans”) for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2011 Option Plan totaled 389,044.  Both incentive stock options and non-qualified stock options may be granted under the 2011 Option Plan. As of September 30, 2021, there were 778 stock options available for future grant under the 2011 Option Plan.

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.          Stock-Based Compensation (continued)

Stock Incentive Plan (continued)

On November 13, 2019, the shareholders of the Company approved the adoption of the Company’s 2019 Stock Incentive Plan (the “2019 Stock Incentive Plan,” together with the 2014 Stock Incentive Plan, the “Stock Incentive Plans”) which provides for a total of 250,000 shares reserved for future issuance as stock awards or stock options. No more than 62,500 shares, or 25%, may be granted as stock awards.  The balance of the plan is reserved for stock option awards. On November 11, 2020, the Company granted a total of 62,500 plan share awards and 187,500 stock options to directors, officers and other key employees vesting ratably over five years. The Stock Incentive Plans costs are recognized over the five year vesting period.  As of September 30, 2021, there are no plan share awards or stock options available for future grants under the Stock Incentive Plans.

Compensation expense pertaining to the 2011 Recognition Plan and the share awards under the Stock Incentive Plans was zero and $106,000 for the three months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021 and 2020, compensation expense charged to operations for stock options granted under the 2011 Option Plan and the Stock Incentive Plans was $26,000 and $34,000, respectively.

7. Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amounts of $3.1 million and $3.4 million at September 30, 2021 and June 30, 2021, respectively.

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

Index
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

At September 30, 2021 and June 30, 2021, the carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2021		June 30, 2021
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$101,256	$101,256	$104,405	$104,405
Securities Available-for-Sale	26,974	26,974	29,550	29,550
Securities to be Held-to-Maturity	61,969	61,775	54,706	54,608
Loans Held-for-Sale	10,573	10,573	14,427	14,427
Loans Receivable	339,424	340,330	336,394	336,865

Financial Liabilities
Deposits	$507,583	$496,289	$506,596	$492,492
Advances from FHLB	859	907	867	924

Off-Balance Sheet Items
Mortgage Loan Commitments	$9,886	$9,886	$9,677	$9,677

The estimated fair values presented above could be materially different than net realizable value and are only indicative of the individual financial instrument’s fair value.  Accordingly, these estimates should not be considered an indication of the fair value of the Company taken as a whole.

Index
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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the three months ended September 30, 2021.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.          Fair Value Disclosures (continued)

Fair values of assets and liabilities measured on a recurring basis at September 30, 2021 and June 30, 2021 are as follows: see table

	Fair Value Measurements Using:
September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$—	$3,785	$—	$3,785
FNMA	—	17,303	—	17,303
GNMA	—	5,886	—	5,886

Total	$—	$26,974	$—	$26,974

	Fair Value Measurements Using:
June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$—	$4,221	$—	$4,221
FNMA	—	19,152	—	19,152
GNMA	—	6,177	—	6,177

Total	$—	$29,550	$—	$29,550

9.           Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On July 1, 2019, the Company adopted ASU No. 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee. Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches with terms extending through 2058. Substantially all of the Company’s leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated statements of condition. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated statements of condition as right-of-use (“ROU”) assets and corresponding lease liabilities. See table

(In Thousands)		September 30, 2021	June 30, 2021
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other Assets	$855	$858
Total Lease Right-of-Use Assets		$855	$858

Lease Liabilities
Operating lease liabilities	Other Accrued Expenses and Liabilities	$875	$876
Total Lease Liabilities		$875	$876

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.          Leases (continued)
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

	September 30, 2021	June 30, 2021
Weighted-average remaining lease term
Operating leases	37.1 years	37.4 years

Weighted-average discount rate
Operating leases	3.00%	3.00%

10. Subsequent Events

There have been no subsequent events that have occurred after September 30, 2021, through the date of the financial statements, that would require disclosure or have an adverse impact on the financial statement.

Index
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

Discussion of Financial Condition Changes from June 30, 2021 to September 30, 2021

General

At September 30, 2021, the Company reported total assets of $566.8 million, an increase of $1.1 million, or 0.2%, compared to total assets of $565.7 million at June 30, 2021. The increase in assets was comprised primarily of increases in investment securities of $4.7 million, or 5.6%, from $84.3 million at June 30, 2021 to $88.9 million at September 30, 2021, loans receivable, net of $3.0 million, or 0.9%, from $336.4 million at June 30, 2021 to $339.4 million at September 30, 2021, and premises and equipment of $896,000, or 6.0%, from $14.9 million at June 30, 2021 to $15.8 million at September 30, 2021. These increases were partially offset by decreases in loans held-for-sale of $3.9, or 26.7%, from $14.4 million at June 30, 2021 to $10.6 million at September 30, 2021, cash and cash equivalents of $3.1 million, or 3.0%, from $104.4 million at June 30, 2021 to $101.3 million at September 30, 2021, deferred tax assets of $265,000, or 32.4%, from $819,000 at June 30, 2021 to $554,000 at September 30, 2021, other assets of $170,000, or 9.7%, from $1.8 million at June 30, 2021 to $1.6 million at September 30, 2021, and accrued interest receivable of $119,000, or 10.2%, from $1.2 million at June 30, 2021 to $1.0 million at September 30, 2021. The increase in investment securities was primarily due to security purchases of $9.9 million offset by principal repayments on mortgage backed securities of $5.2 million.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2021 to September 30, 2021 (continued)

Cash and Cash Equivalents

Cash and cash equivalents decreased $3.1 million, or 3.0%, from $104.4 million at June 30, 2021 to $101.3 million at September 30, 2021. The decrease in cash and cash equivalents was primarily due to the purchases of investment securities.

Loans Receivable, Net

Loans receivable, net, decreased by $3.0 million, or 0.9%, to $339.4 million at September 30, 2021 compared to $336.4 million at June 30, 2021.  The decrease in loans receivable, net was primarily due to decreases in commercial non-real estate loans of $15.7 million, land loans of $1.9 million, multi-family residential loans of $606,000, equity line-of-credit loans of $352,000, equity and second mortgage loans of $35,000, and consumer loans of $30,000, partially offset by increases in one-to-four-family residential loans of $11.2 million, commercial real estate loans of $9.9 million, and construction loans of $215,000.

Loans Held-for-Sale

Loans held-for-sale decreased $3.9 million, or 26.7%, from $14.4 million at June 30, 2021 to $10.6 million at September 30, 2021.  The decrease in loans held-for-sale results primarily from the decrease in the origination volume during the first three months of fiscal 2022.

Investment Securities

Investment securities amounted to $88.9 million at September 30, 2021 compared to $84.3 million at June 30, 2021, an increase of $4.7 million, or 5.6%.  The increase in investment securities was primarily due to security purchases of $9.9 million offset by principal repayments on mortgage backed securities of $5.2 million.

Premises and Equipment, Net

Premises and equipment, net increased $896,000, or 6.0%, to $15.8 million at September 30, 2021 compared to $14.9 million at June 30, 2021.  The increase in premises and equipment was primarily due to the construction of the Company’s new Huntington branch on Pines Road.

Asset Quality

At both September 30, 2021 and June 30, 2021, the Company had $1.4 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned), consisting of six commercial real estate loans to one borrower, two single-family residential loans, and one commercial real estate property and one single family residence in other real estate owned at September 30, 2021, compared to six commercial real estate loans to one borrower, three single-family residential loans, and one commercial real estate property and one single family residence in other real estate owned at June 30, 2021.  At September 30, 2021, the Company had one single family residential loan and eight commercial real estate loans classified as substandard compared to two single family residential loans and eight commercial real estate loans classified as substandard at June 30, 2021. There were no loans classified as doubtful at September 30, 2021 or June 30, 2021.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2021 to September 30, 2021 (continued)

Total Liabilities

Total liabilities increased $125,000, or 0.02%, from $513.0 million at June 30, 2021 to $513.1 million at September 30, 2021 primarily due to increases in total deposits of $987,000, or 0.2%, to $507.6 million at September 30, 2021 compared to $506.6 million at June 30, 2021, and $345,000, or 12.7%, in other liabilities from $2.7 million at June 30, 2021 to $3.1 million at September 30, 2021, partially offset by a decrease of $1.3 million, or 54.2%, in other borrowings from $2.4 million at June 30, 2021 to $1.1 million at September 30, 2021, and a decrease of $8,000, or 0.9%, in advances from the Federal Home Loan Bank from $867,000 at June 30, 2021 to $859,000 at September 30, 2021.  The increase in deposits was primarily due to a $14.2 million, or 10.8%, increase in non-interest bearing deposits from $131.0 million at June 30, 2021 to $145.2 million at September 30, 2021, and a $5.6 million, or 4.3%, increase in savings deposits from $129.1 million at June 30, 2021 to $134.7 million at September 30, 2021, partially offset by a decrease of $14.2 million, or 13.0%, in certificates of deposit from $109.0 million at June 30, 2021 to $94.8 million at September 30, 2021, a $3.1 million, or 3.5%, decrease in money market deposits from $88.2 million at June 30, 2021 to $85.1 million at September 30, 2021, and a decrease in NOW accounts of $1.6 million, or 3.2%, from $49.3  million at June 30, 2021 to $47.7 million at September 30, 2021. The Company had $9.1 million in brokered deposits at September 30, 2021 compared to $10.7 million at June 30, 2021.  The decrease in advances from the Federal Home Loan Bank was primarily due to principal paydowns on amortizing advances.

Shareholders’ Equity

Shareholders’ equity increased $959,000, or 1.8%, to $53.7 million at September 30, 2021 from $52.7 million at June 30, 2021.  The primary reasons for the changes in shareholders’ equity from June 30, 2021 were net income of $1.4 million, the vesting of share awards, stock options, and the release of employee stock ownership plan shares totaling $168,000, and proceeds from the issuance of common stock from the exercise of stock options of $166,000, partially offset by the repurchase of Company stock of $334,000, dividends paid totaling $335,000, and a decrease in the Company’s accumulated other comprehensive income of $27,000.

Regulatory Capital

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency (“OCC”).  At September 30, 2021, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements. At September 30, 2021, Home Federal Bank exceeded each of its regulatory capital requirements with tangible equity, common equity Tier 1, core, and total risk-based capital ratios of 9.57%, 15.97%, 9.57%, and 17.19%, respectively.

Comparison of Operating Results for the Three Months Ended September 30, 2021 and 2020

General

The increase in net income for the three months ended September 30, 2021, as compared to the prior year quarter resulted primarily from a $700,000, or 100.0%, decrease in provision for loan losses, and an increase of $237,000, or 5.9%, in net interest income, partially offset by a decrease of $690,000, or 40.4%, in non-interest income, an increase of $112,000, or 3.3%, in non-interest expense, and a $29,000, or 9.0%, increase in provision for income taxes.  The decrease in provision for loan losses is mainly due to improved economic quality factors along with an improvement in our overall credit quality.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Months Ended September 30, 2021 and 2020 (continued)

Net Interest Income

The increase in net interest income for the three months ended September 30, 2021 was primarily due to a $447,000, or 44.8%, decrease in total interest expense, partially offset by a $210,000, or 4.2%, decrease in total interest income.  The decrease in total interest expense was primarily due to a decrease of 50 basis points in the average rate on total interest-bearing deposits.  The Company’s average interest rate spread was 2.98% for the three months ended September 30, 2021 compared to 2.92% for the three months ended September 30, 2020. The Company’s net interest margin was 3.16% for the three months ended September 30, 2021 compared to 3.21% for the three months ended September 30, 2020.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market area, and other factors related to the collectability of Home Federal Bank’s loan portfolio, the provision for loan losses was none during the three months ended September 30, 2021, compared to a $700,000 provision made during the three months ended September 30, 2020. The allowance for loan losses was $4.1 million, or 1.20% of total loans receivable, at September 30, 2021 compared to $4.5 million, or 1.26% of total loans receivable, at September 30, 2020.  At September 30, 2021, Home Federal Bank had $976,000 in non-performing loans and $383,000 in foreclosed assets which totaled $1.4 million in non-performing assets.

Non-interest Income

The $690,000 decrease in non-interest income for the three months ended September 30, 2021, compared to the prior year quarterly period, was primarily due to a decrease of $702,000 in gain on sale of loans, and a $6,000 decrease in income from bank owned life insurance, partially offset by a $20,000 increase in service charges on deposit accounts. The Company sells most of its long-term fixed rate residential mortgage loan originations primarily in order to manage interest rate risk.

Non-interest Expense

The $112,000 increase in non-interest expense for the three months ended September 30, 2021, compared to the same period in 2020, is primarily attributable to increases of $53,000 in occupancy and equipment expense, $48,000 in advertising expense, $22,000 in franchise and bank shares tax expense, $19,000 in other non-interest expenses, $13,000 in data processing expense, $8,000 in deposit insurance premiums expense, and $6,000 in audit and examination fees. The increases were partially offset by decreases of $31,000 in legal fees, $22,000 in loan and collection expense, and $4,000 in compensation and benefits expense.

The aggregate compensation expense recognized by the Company for its Stock Option, Share Award, ESOP, and Recognition and Retention Plans amounted to $168,000 and $140,000 for the three months ended September 30, 2021 and September 30, 2020, respectively.

The Louisiana bank shares tax is assessed on the Bank’s equity and earnings.  For the three months ended September 30, 2021, the Company recognized franchise and bank shares tax expense of $130,000 compared to $108,000, for the same period in 2020.

Income Taxes

Income taxes amounted to $352,000 for the three months ended September 30, 2021, respectively, resulting in an effective tax rate of 20.6%. Income taxes amounted to $323,000 for the three months ended September 30, 2020, resulting in an effective tax rate of 18.3%.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Months Ended September 30, 2021 and 2020 (continued)

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

	Three Months Ended September 30,
	2021			2020
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$342,942	$4,397	5.09%	$373,311	$4,647	4.94%
Investment securities	86,350	341	1.57	58,881	319	2.15
Interest-earning deposits	101,732	36	0.14	60,651	18	0.12
Total interest-earning assets	531,024	4,774	3.57%	492,843	4,984	4.01%
Non-interest-earning assets	36,089			35,121
Total assets	$567,113			$527,964
Interest-bearing liabilities:
Savings accounts	$133,140	108	0.32%	$90,621	158	0.69%
NOW accounts	48,389	14	0.11	40,611	32	0.31
Money market accounts	86,991	25	0.12	73,180	75	0.41
Certificate accounts	101,364	382	1.50	156,320	706	1.79
Total interest-bearing deposits	369,884	529	0.57	360,732	971	1.07
Other Borrowings	1,376	11	3.17	1,752	14	3.17
FHLB advances	861	10	4.61	1,010	12	4.71
Total interest-bearing liabilities	$372,121	550	0.59%	$363,494	997	1.09%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	139,885			111,352
Other liabilities	2,938			3,498
Total liabilities	514,944			478,344
Total Stockholders’ Equity(1)	52,169			49,620

Total liabilities and equity	$567,113			$527,964

Net interest-earning assets	$158,903			$129,349

Net interest income; average interest rate spread(2)		$4,224	2.98%		$3,987	2.92%
Net interest margin(3)			3.16%			3.21%
Average interest-earning assets to average interest-bearing liabilities			142.70%			135.58%

(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Months Ended September 30, 2021 and 2020 (continued)

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings, and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets which provide liquidity to meet lending requirements.  Home Federal Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $34.5 million at September 30, 2021.

A significant portion of Home Federal Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents.   Home Federal Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At September 30, 2021, Home Federal Bank had $859,000 in advances from the Federal Home Loan Bank of Dallas and had $178.9 million in additional borrowing capacity.  Additionally, at September 30, 2021, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $20.4 million. There were no amounts purchased under this agreement as of September 30, 2021. In addition, the Company had available a $5.0 million line of credit agreement at September 30, 2021 with First National Bankers Bank. At September 30, 2021 there was a $1.5 million balance in the credit line.

At September 30, 2021, Home Federal Bank had outstanding loan commitments of $53.0 million to originate loans and commitments under unused lines of credit of $9.9 million. At September 30, 2021, certificates of deposit scheduled to mature in less than one year totaled $73.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale, as needed.

At September 30, 2021, Home Federal Bank exceeded each of its regulatory capital requirements with tangible equity, common equity Tier 1, core, and total risk-based capital ratios of 9.57%, 15.97%, 9.57%, and 17.19%, respectively.

Off-Balance Sheet Arrangements

At September 30, 2021, the Company did not have any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.

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

Index
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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

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

The Company’s repurchases of its common stock (split adjusted) made during the quarter ended March 31, 2021 are set forth in the table below, including stock-for-stock option exercises:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2021 – July 31, 2021	--	$--	--	134,000
August 1, 2020 – August 31, 2021	--	--	--	134,000
September 1, 2020 – September 30, 2021	17,672	$18.89	17,672	116,328
Total	17,672	$18.89	17,672	116,328

Notes to this table:

(a)
On November 18, 2020, the Company announced that its Board of Directors approved a tenth stock repurchase program for the repurchase of up to 170,000 shares (split adjusted), or approximately 5.0% of its then outstanding shares of common stock. The repurchase program does not have an expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 6.	EXHIBITS

No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Certification Pursuant to 18 U.S.C Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: November 12, 2021	By:	/s/ Glen W. Brown
Glen W. Brown
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)