Form 10-Q
period 2021-12-31
Home Federal Bancorp, Inc. of Louisiana
filed 2022-02-11
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)
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

Shares of common stock, par value $0.01 per share, outstanding as of February 10, 2022: The registrant had 3,418,963 shares of common stock outstanding.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2021 (Unaudited)	June 30, 2021
	(In Thousands)

ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $62,561 and $94,325 December 31, 2021 and June 30, 2021, Respectively)	$74,402	$104,405
Securities Available-for-Sale	24,244	29,550
Securities Held-to-Maturity (Fair Value of $73,023 and $54,608, Respectively)	74,277	54,706
Loans Held-for-Sale	10,180	14,427
Loans Receivable, Net of Allowance for Loan Losses of $4,184 and $4,122, Respectively	361,295	336,394
Accrued Interest Receivable	1,130	1,163
Premises and Equipment, Net	15,981	14,915
Bank Owned Life Insurance	7,269	7,214
Deferred Tax Asset	623	819
Other Real Estate Owned	375	383
Other Assets	1,509	1,755

Total Assets	$571,285	$565,731

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$142,001	$131,014
Interest-bearing	370,173	375,582
Total Deposits	512,174	506,596
Advances from Borrowers for Taxes and Insurance	206	426
Short-term Federal Home Loan Bank Advances	36	35
Long-term Federal Home Loan Bank Advances	814	832
Other Borrowings	2,500	2,400
Other Accrued Expenses and Liabilities	2,147	2,717

Total Liabilities	517,877	513,006

SHAREHOLDERS’ EQUITY
Preferred Stock – $0.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	—	—
Common Stock – $0.01 Par Value; 40,000,000 Shares Authorized; 3,398,407 and 3,350,966 Shares Issued and Outstanding at December 31, 2021 and June 30, 2021, Respectively	36	34
Additional Paid-in Capital	39,269	37,701
Unearned ESOP Stock	(696)	(754)
Retained Earnings	14,737	15,469
Accumulated Other Comprehensive Income	62	275

Total Shareholders’ Equity	53,408	52,725

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$571,285	$565,731

See accompanying notes to unaudited consolidated financial statements.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2021	2020	2021	2020
	(In Thousands, Except per Share Data)
INTEREST INCOME
Loans, Including Fees	$4,311	$5,074	$8,708	$9,721
Investment Securities	—	1	—	4
Mortgage-Backed Securities	345	281	686	597
Other Interest-Earning Assets	30	24	66	42
Total Interest Income	4,686	5,380	9,460	10,364

INTEREST EXPENSE
Deposits	475	877	1,004	1,848
Other Borrowings	16	17	26	30
Federal Home Loan Bank Borrowings	10	11	21	23
Total Interest Expense	501	905	1,051	1,901
Net Interest Income	4,185	4,475	8,409	8,463

PROVISION FOR LOAN LOSSES	61	600	61	1,300
Net Interest Income after Provision for Loan Losses	4,124	3,875	8,348	7,163

NON-INTEREST INCOME
Gain on Sale of Loans	710	1,207	1,420	2,618
Income on Bank Owned Life Insurance	28	33	55	67
Service Charges on Deposit Accounts	282	253	549	500
Other Income	16	15	28	28
Total Non-Interest Income	1,036	1,508	2,052	3,213

NON-INTEREST EXPENSE
Compensation and Benefits	2,306	2,138	4,516	4,352
Occupancy and Equipment	443	393	871	769
Data Processing	176	201	385	395
Audit and Examination Fees	118	63	190	129
Franchise and Bank Shares Tax	142	89	271	198
Advertising	70	47	144	73
Legal Fees	105	134	205	264
Loan and Collection	68	83	140	177
Deposit Insurance Premium	39	38	77	68
Valuation Adjustment Real Estate Owned	—	200	—	200
Other Expense	217	204	420	388
Total Non-Interest Expense	3,684	3,590	7,219	7,013
Income Before Income Taxes	1,476	1,793	3,181	3,363

PROVISION FOR INCOME TAX EXPENSE	300	390	653	713
Net Income	$1,176	$1,403	$2,528	$2,650
EARNINGS PER COMMON SHARE:
Basic	$0.36	$0.44	$0.79	$0.82
Diluted	$0.34	$0.42	$0.73	$0.79
DIVIDENDS DECLARED	$0.10	$0.08	$0.20	$0.17

See accompanying notes to unaudited consolidated financial statements.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2021	2020	2021	2020
	(In Thousands)		(In Thousands)

Net Income	$1,176	$1,403	$2,528	$2,650

Other Comprehensive Loss, Net of Tax
Investment securities available-for-sale:
Net unrealized Losses	(235)	(75)	(270)	(331)
Income Tax Effect	49	15	57	69
Other Comprehensive Loss	(186)	(60)	(213)	(262)
Total Comprehensive Income	$990	$1,343	$2,315	$2,388

See accompanying notes to unaudited consolidated financial statements.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020
(Unaudited)
	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

BALANCE – September 30, 2020	$22	$36,643	$(841)	$14,515	$713	$51,052

Net Income	—	—	—	1,403	—	1,403

Changes in Unrealized Gain on Securities Available-for-Sale, Net of Tax Effects	—	—	—	—	(60)	(60)

Share Awards Earned	—	134	—	—	—	134

Stock Options Vested	—	21	—	—	—	21

Common Stock Issuance for Stock Option Exercises	—	126	—	—	—	126

ESOP Compensation Earned	—	46	29	—	—	75

Company Stock Purchased	—	—	—	(1,006)	—	(1,006)

Dividends Declared	—	—	—	(283)	—	(283)

BALANCE – December 31, 2020	$22	$36,970	$(812)	$14,629	$653	$51,462

BALANCE – September 30, 2021	$34	$37,974	$(725)	$16,153	$248	$53,684

Net Income	—	—	—	1,176	—	1,176

Changes in Unrealized Gain on Securities Available-for-Sale, Net of Tax Effects	—	—	—	—	(186)	(186)

Share Awards Earned	—	107	—	—	—	107

Stock Options Vested	—	26	—	—	—	26

Common Stock Issuance for Stock Option Exercises	2	1,078	—	—	—	1,080

ESOP Compensation Earned	—	84	29	—	—	113

Company Stock Purchased	—	—	—	(2,256)	—	(2,256)

Dividends Declared	—	—	—	(336)	—	(336)

BALANCE – December 31, 2021	$36	$39,269	$(696)	$14,737	$62	$53,408

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020
(Unaudited)
	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

BALANCE – June 30, 2020	$22	$36,531	$(870)	$13,937	$915	$50,535

Net Income	—	—	—	2,650	—	2,650

Changes in Unrealized Gain on Securities Available-for-Sale, Net of Tax Effects	—	—	—	—	(262)	(262)

Share Awards Earned	—	134	—	—	—	134

Stock Options Vested	—	55	—	—	—	55

Common Stock Issuance for Stock Option Exercises	—	164	—	—	—	164

ESOP Compensation Earned	—	86	58	—	—	144

Company Stock Purchased	—	—	—	(1,393)	—	(1,393)

Dividends Declared	—	—	—	(565)	—	(565)

BALANCE – December 31, 2020	$22	$36,970	$(812)	$14,629	$653	$51,462

BALANCE – June 30, 2021	$34	$37,701	$(754)	$15,469	$275	$52,725

Net Income	—	—	—	2,528	—	2,528

Changes in Unrealized Gain on Securities Available-for-Sale, Net of Tax Effects	—	—	—	—	(213)	(213)

Share Awards Earned	—	107	—	—	—	107

Stock Options Vested	—	52	—	—	—	52

Common Stock Issuance for Stock Option Exercises	2	1,244	—	—	—	1,246

ESOP Compensation Earned	—	165	58	—	—	223

Company Stock Purchased	—	—	—	(2,589)	—	(2,589)

Dividends Declared	—	—	—	(671)	—	(671)

BALANCE – December 31, 2021	$36	$39,269	$(696)	$14,737	$62	$53,408

See accompanying notes to unaudited consolidated financial statements.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	December 31,
	2021	2020
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,528	$2,650
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities
Bad Debt Recovery	9	55
Federal Home Loan Bank stock certificate	—	(3)
Net Amortization and Accretion on Securities	83	68
Gain on Sale of Loans	(1,420)	(2,618)
Amortization of Deferred Loan Fees	(522)	(881)
Depreciation of Premises and Equipment	367	333
ESOP Expense	223	144
Stock Option Expense	52	55
Deferred Income Tax	196	(30)
Valuation Adjustment Real Estate Owned	—	200
Provision for Loan Losses	61	1,300
Increase in Cash Surrender Value on Bank Owned Life Insurance	(55)	(67)
Share Awards Expense	64	62
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(58,373)	(114,889)
Loans Held-for-Sale – Sale and Principal Repayments	64,040	104,401
Accrued Interest Receivable	33	454
Other Operating Assets	246	(211)
Other Operating Liabilities	(570)	(660)

Net Cash Provided by (Used in) Operating Activities	6,962	(9,637)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(24,511)	23,016
Deferred Loan Fees Collected	66	82
Acquisition of Premises and Equipment	(1,911)	(1,936)
Proceeds Sale of Land	478	—
Activity in Available-for-Sale Securities:
Principal Payments on Mortgage-Backed Securities	5,009	13,698
Purchases of Securities	—	(5,077)
Activity in Held-to-Maturity Securities:
Principal Payments on Mortgage-Backed Securities	5,213	3,500
Sale/Redemptions of Securities	—	2,437
Purchase of Securities	(24,840)	(16,406)

Net Cash Provided by (Used in) Investing Activities	(40,496)	19,314

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	December 31,
	2021	2020
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$5,578	$17,049
Repayments of Advances from Federal Home Loan Bank	(17)	(153)
Repayments of Other Borrowings	(1,500)	(1,500)
Net Decrease in Advances from Borrowers for Taxes and Insurance	(220)	(189)
Dividends Paid	(671)	(565)
Company Stock Purchased	(2,589)	(1,393)
Proceeds from Stock Options Exercised	1,244	164
Proceeds from Other Bank Borrowings	1,600	1,700
Plan Share Distributions	106	134

Net Cash Provided by Financing Activities	3,531	15,247

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,003)	24,924

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$104,405	$54,871

CASH AND CASH EQUIVALENTS - END OF PERIOD	$74,402	$79,795

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$1,091	$1,968
Income Taxes Paid	685	925
Market Value Adjustment for Unrealized Gain (Loss) on Debt Securities Available-for-Sale	(270)	(331)

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (“Home Federal Bank” or the “Bank”).  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended December 31, 2021 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2022.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2021.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank’s customers by nine full-service banking offices and home office, located in Caddo, Bossier and Webster Parishes, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of December 31, 2021, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

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

The Company held no trading securities as of December 31, 2021 and June 30, 2021.

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

Earnings per Share

Earnings per share are computed based upon the weighted average number of common shares outstanding during the period. The Company’s basic and diluted earnings per share were $0.79 and $0.73, respectively, for the six months ended December 31, 2021 compared to basic and diluted earnings per share (split adjusted) of $0.82 and $0.79, respectively, for the six months ended December 31, 2020.

Non-Direct Response Advertising

The Company expenses all advertising costs, except for direct-response advertising, as incurred. Non-direct response advertising costs were $144,000 and $73,000 for the six months ended December 31, 2021 and 2020, respectively.

In the event the Company incurs expense for material direct-response advertising, it will be amortized over the estimated benefit period.  Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits.  For the three months ended December 31, 2021 and 2020, the Company did not incur any amount of direct-response advertising.

Stock-Based Compensation

GAAP requires all share-based payments to employees, including grants of employee stock options and share awards, to be recognized as expense in the statement of operations based on their fair values.  The amount of compensation is measured at the fair value of the options or share awards when granted, and this cost is expensed over the required service period, which is normally the vesting period of the options or share awards.

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

In March 2020, the FASB issued No. ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January of 2021, issued No. ASU 2021-01, Reference Rate Reform (Topic 848).  These ASUs are effective as of March 12, 2020 through December 31, 2022.  The adoption of these ASU’s is not expected to have a significant impact on the financial position or results of operations of the Company.   The Company will be replacing the LIBOR index with the 1 Year Treasury-bill rate and all customers will be notified.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities

The amortized cost and fair value of securities with gross unrealized gains and losses follows:

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
		(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$3,382	$11	$16	$3,377
FNMA Mortgage-Backed Certificates	15,207	299	42	15,464
GNMA Mortgage-Backed Certificates	5,576	1	174	5,403
Debt Securities
Total Debt Securities	24,165	311	232	24,244

Total Securities Available-for-Sale	$24,165	$311	$232	$24,244

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$648	$8	$—	$656
FHLMC Mortgage-Backed Certificates	33,956	—	820	33,136
FNMA Mortgage-Backed Certificates	37,798	425	892	37,331

Total Debt Securities	72,402	433	1,712	71,123

Municipals	1,348	25	—	1,373

Other Securities (Non-Marketable)
2,768 Shares – Federal Home Loan Bank	277	—	—	277
630 Shares – First National Bankers Bankshares, Inc.	250	—	—	250

Total Other Securities	527	—	—	527

Total Securities Held-to-Maturity	$74,277	$458	$1,712	$73,023

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.          Securities (continued)
	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$4,188	$33	$—	$4,221
FNMA Mortgage-Backed Certificates	18,666	486	—	19,152
GNMA Mortgage-Backed Certificates	6,347	1	171	6,177

Total Debt Securities	29,201	520	171	29,550

Total Securities Available-for-Sale	$29,201	$520	$171	$29,550

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Securities	$782	$17	$—	$799
FHLMC Mortgage-Backed Certificates	9,876	—	277	9,599
FNMA Mortgage-Backed Securities	42,160	641	500	42,301

Total Debt Securities	52,818	658	777	52,699

Municipals	1,361	21	—	1,382

Equity Securities (Non-Marketable)
2,766 Shares – Federal Home Loan Bank	277	—	—	277
630 Shares – First National Bankers Bankshares, Inc.	250	—	—	250

Total Equity Securities	527	—	—	527

Total Securities Held-to-Maturity	$54,706	$679	$777	$54,608

The amortized cost and fair value of securities by contractual maturity at December 31, 2021 follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In Thousands)

Debt Securities
Within One Year or Less	$—	$—	$—	$—
One through Five Years	6	6	—	—
After Five through Ten Years	132	135	—	—
Over Ten Years	24,027	24,103	72,402	71,123
	24,165	24,244	72,402	71,123

Municipals
Within One Year or Less	$—	$—	$232	$236
One through Five Years	—	—	—	—
After Five through Ten Years	—	—	—	—
Over Ten Years	—	—	1,116	1,137
	—	—	1,348	1,373

Other Equity Securities	—	—	527	527

Total	$24,165	$24,244	$74,277	$73,023

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.          Securities (continued)
Securities held-to-maturity totaling $24.8 million were purchased during the three months ending December 31, 2021.

The following tables show information pertaining to gross unrealized losses on securities available-for-sale and held-to-maturity at December 31, 2021 and June 30, 2021 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	December 31, 2021
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$208	$6,699	$24	$1,363

Total Securities Available-for-Sale	$208	$6,699	$24	$1,363

	December 31, 2021
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Held-to-Maturity

Mortgage-Backed Securities	$1,479	$57,689	$233	$4,502

Total Securities Held-to-Maturity	$1,479	$57,689	$233	$4,502

	June 30, 2021
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$139	$4,522	$32	$1,633

Total Securities Available-for-Sale	$139	$4,522	$32	$1,633

	June 30, 2021
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Held-to-Maturity

Mortgage-Backed Securities	$777	$41,154	$—	$—

Total Securities Held-to-Maturity	$777	$41,154	$—	$—

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.          Securities (continued)
The unrealized losses on the Company’s investment in mortgage-backed securities at December 31, 2021 and June 30, 2021 were caused by interest rate changes.  The contractual cash flows of these investments are guaranteed by agencies of the U.S. Government.  Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2021.

The Company’s investment in equity securities consists primarily of FHLB stock and shares of First National Bankers Bankshares, Inc. (“FNBB”).  Management monitors its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

At December 31, 2021, securities with a carrying value of $727,000 were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $174.5 million were pledged to secure FHLB advances.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable

Loans receivable are summarized as follows:

	December 31, 2021	June 30, 2021
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$110,123	$97,607
Commercial	120,586	96,180
Multi-Family Residential	30,990	31,015
Land	15,961	16,260
Construction	17,782	15,337
Equity and Second Mortgage	1,179	1,267
Equity Lines of Credit	11,824	12,788

Total Mortgage Loans	308,445	270,454

Commercial Loans	56,391	69,891
Consumer Loans
Loans on Savings Accounts	397	430
Other Consumer Loans	535	485

Total Consumer Other Loans	932	915
Total Loans	365,768	341,260

Less: Allowance for Loan Losses	(4,184)	(4,122)
Unamortized Loan Fees	(289)	(744)

Net Loans Receivable	$361,295	$336,394

Following is a summary of changes in the allowance for loan losses:

	Six Months Ended December 31,
	2021	2020
	(In Thousands)

Balance - Beginning of Period	$4,122	$4,081
Provision for Loan Losses	61	1,300
Loan Charge-Offs	(8)	(1,646)
Recoveries	9	55
Balance - End of Period	$4,184	$3,790

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

The following tables present the grading of loans, segregated by class of loans, as of December 31, 2021 and June 30, 2021:

December 31, 2021	Pass and Pass Watch	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$109,433	$564	$126	$—	$110,123
Commercial	117,939	—	2,647	—	120,586
Multi-Family Residential	30,990	—	—	—	30,990
Land	15,961	—	—	—	15,961
Construction	17,782	—	—	—	17,782
Equity and Second Mortgage	1,162	17	—	—	1,179
Equity Lines of Credit	11,824	—	—	—	11,824
Commercial Loans	53,708	2,683	—	—	56,391
Consumer Loans	932	—	—	—	932

Total	$359,731	$3,264	$2,773	$—	$365,768

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

The following tables present an aging analysis of past due loans, segregated by class of loans, as of December 31, 2021 and June 30, 2021:

December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment >90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$—	$343	$343	$686	$109,437	$110,123	$208
Commercial	—	—	837	837	119,749	120,586	—
Multi-Family Residential	—	—	—	—	30,990	30,990	—
Land	—	—	—	—	15,961	15,961	—
Construction	—	—	—	—	17,782	17,782	—
Equity and Second Mortgage	—	—	—	—	1,179	1,179	—
Equity Lines of Credit	—	—	17	17	11,807	11,824	17
Commercial Loans	—	—	—	—	56,391	56,391	—
Consumer Loans	—	—	—	—	932	932	—

Total	$—	$343	$1,197	$1,540	$364,228	$365,768	$225

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

There was no interest income recognized on non-accrual loans during the six months ended December 31, 2021 or year ended June 30, 2021. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the six months ended December 31, 2021 and the year ended June 30, 2021 was approximately $20,000 and $63,000, respectively.

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the three months ended December 31, 2021 and year ended June 30, 2021 was as follows:

	Real Estate Loans
December 31, 2021	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$894	$1,630	$346	$407	$160	$193	$489	$3	$4,122
Charge-Offs	(8)	—	—	—	—	—	—	—	(8)
Recoveries	2	—	—	—	—	7	—	—	9
Current Provision	102	(88)	(11)	(22)	20	(31)	91	—	61
Ending Balances	$990	$1,542	$335	$385	$180	$169	$580	$3	$4,184

Evaluated for Impairment:
Individually	—	63	—	—	—	—	302	—	365
Collectively	990	1,479	335	385	180	169	278	3	3,819

Loans Receivable:
Ending Balances – Total	$110,123	$120,586	$30,990	$15,961	$17,782	$13,003	$56,391	$932	$365,768
Ending Balances:
Evaluated for Impairment:
Individually	729	2,647	—	—	—	17	2,682	—	6,075
Collectively	$109,394	$117,939	$30,990	$15,961	$17,782	$12,986	$53,709	$932	$359,693

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)
	Real Estate Loans
June 30, 2021	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans And Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$966	$568	$364	$1,024	$80	$126	$949	$4	$4,081
Charge-Offs	(40)	—	—	(907)	—	—	(1,014)	—	(1,961)
Recoveries	3	—	—	120	—	5	74	—	202
Current Provision	(35)	1,062	(18)	170	80	62	480	(1)	1,800
Ending Balances	$894	$1,630	$346	$407	$160	$193	$489	$3	$4,122

Evaluated for Impairment:
Individually	—	317	—	—	—	—	251	—	568
Collectively	894	1,313	346	407	160	193	238	3	3,554

Loans Receivable:
Ending Balances – Total	$97,607	$96,180	$31,015	$16,260	$15,337	$14,055	$69,891	$915	$341,260
Ending Balances:
Evaluated for Impairment:
Individually	492	2,712	—	—	—	—	2,804	—	6,008
Collectively	$97,115	$93,468	$31,015	$16,260	$15,337	$14,055	$67,087	$915	$335,252
The following tables present loans individually evaluated for impairment, segregated by class of loans, as of December 31, 2021 and June 30, 2021:

December 31, 2021	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$729	$729	$—	$729	$—	$749
Commercial	2,647	1,564	1,083	2,647	63	2,680
Multi-Family Residential	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Equity and Second Mortgage	—	—	—	—	—	—
Equity Lines of Credit	17	17	—	17	—	17
Commercial Loans	2,682	—	2,682	2,682	302	2,742
Consumer Loans	—	—	—	—	—	—

Total	$6,075	$2,310	$3,765	$6,075	$365	$6,188

June 30, 2021	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$492	$492	$—	$492	$—	$530
Commercial	2,712	1,596	1,116	2,712	317	3,384
Multi-Family Residential	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Equity and Second Mortgage	—	—	—	—	—	—
Equity Lines of Credit	—	—	—	—	—	—
Commercial Loans	2,804	—	2,804	2,804	251	2,836
Consumer Loans	—	—	—	—	—	—

Total	$6,008	$2,088	$3,920	$6,008	$568	$6,750

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status. As of December 31, 2021, there were no residential loans in foreclosure or in the process of foreclosure.

A troubled debt restructuring (“TDR”) is a restructuring of a debt made by the Company to a debtor for economic or legal reasons related to the debtor’s financial difficulties that it would not otherwise consider.  The Company grants the concession in an attempt to protect as much of its investment as possible.

Information about the Company’s TDRs is as follows (in thousands):

	December 31, 2021
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial real estate	$—	$837	$837	$837

	June 30, 2021
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial business	$—	$837	$837	$837

For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result, the loan is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of December 31, 2021, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs. The Company had no trouble debt restructuring that has subsequently defaulted in the last 12 months.

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Deposits

Deposits at December 31, 2021 and June 30, 2021 consist of the following classifications:

	December 31, 2021	June 30, 2021
	(In Thousands)
Non-Interest Bearing	$142,001	$131,014
NOW Accounts	56,287	49,262
Money Markets	90,572	88,181
Passbook Savings	138,925	129,130
	427,785	397,587

Certificates of Deposit	84,389	109,009

Total Deposits	$512,174	$506,596

5. Earnings Per Share

Home Federal Bank announced that its Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend, payable March 31, 2021, to stockholders of record as of March 22, 2021. Under the terms of the stock split, the Company’s stockholders received a dividend of one share for every share held on the record date. The dividend was paid in authorized but unissued shares of common stock of the Company. The par value of the Company’s stock was not affected by the split and will remain at $0.01 per share. The outstanding shares of stock after the split increased from approximately 1.7 million shares to 3.4 million shares.

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three and six months ended December 31, 2021 and 2020 were calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(In Thousands, Except Per Share Data)

Net income	$1,176	$1,403	$2,528	$2,650

Weighted average shares outstanding – basic	3,228	3,234	3,216	3,248
Effect of dilutive common stock equivalents	246	134	260	114
Adjusted weighted average shares outstanding – diluted	3,474	3,368	3,476	3,362

Basic earnings per share	$0.36	$0.44	$0.79	$0.82
Diluted earnings per share	$0.34	$0.42	$0.73	$0.79

For the three months ended December 31, 2021 and 2020, there were outstanding options to purchase 637,281 and 619,566 shares, respectively, at a weighted average exercise price of $11.03 and $9.92 per share, respectively, and for the six months ended December 31, 2021 and 2020, there were outstanding options to purchase 594,364 and 576,508 shares, respectively, at a weighted average exercise price of $11.03 and $9.92 per share, respectively. For the quarter ended December 31, 2021 and 2020, 245,971 options and 134,600 options, respectively, were included in the computation of diluted earnings per share. For the six month period ended December 31, 2021 and 2020, 259,807 options and 113,536 options, respectively, were included in the computation of diluted earnings per share.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.          Earnings Per Share (continued)
The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(In Thousands)

Average common shares issued	6,125	6,124	6,125	6,124
Average unearned ESOP shares	(142)	(164)	(145)	(168)
Average Company stock purchased	(2,755)	(2,726)	(2,764)	(2,708)

Weighted average shares outstanding	3,228	3,234	3,216	3,248

6. Stock-Based Compensation

Stock Option Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the “2005 Option Plan”) for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2005 Option Plan totaled 317,736 (as adjusted).  Both incentive stock options and non-qualified stock options may be granted under the 2005 Option Plan.  The 2005 Stock Option Plan terminated on June 8, 2015, however, the 866 outstanding options as of December 31, 2021 will remain in effect for the remainder of their original ten year terms.

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan (the “2011 Option Plan,” together with the 2005 Option Plan, the “Option Plans”) for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the 2011 Option Plan totaled 389,044.  Both incentive stock options and non-qualified stock options may be granted under the 2011 Option Plan.The 2011 Option Plan terminated on December 23, 2021, however, the outstanding options will remain in effect for the remainder of their original ten year terms.

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.           Stock-Based Compensation (continued)

Stock Incentive Plan (continued)
On November 13, 2019, the shareholders of the Company approved the adoption of the Company’s 2019 Stock Incentive Plan (the “2019 Stock Incentive Plan,” together with the 2014 Stock Incentive Plan, the “Stock Incentive Plans”) which provides for a total of 250,000 shares reserved for future issuance as stock awards or stock options. No more than 62,500 shares, or 25%, may be granted as stock awards.  The balance of the plan is reserved for stock option awards. On November 11, 2020, the Company granted a total of 62,500 plan share awards and 187,500 stock options to directors, officers and other key employees vesting ratably over five years. The Stock Incentive Plans costs are recognized over the five year vesting period. As of December 31, 2021, there were 1,200 plan share awards and 5,400 stock options available for future grant under the Stock Incentive Plans.

Compensation expense pertaining to the 2011 Recognition Plan and the share awards under the Stock Incentive Plans was $107,000 and $134,000 for the six months ended December 31, 2021 and 2020, respectively. For the three months ended December 31, 2021 and 2020, compensation expense charged to operations for stock options granted under the 2011 Option Plan and the Stock Incentive Plans was $52,000 and $55,000, respectively.

7. Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amounts of $3.0 million and $3.4 million at December 31, 2021 and June 30, 2021, respectively.

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

At December 31, 2021 and June 30, 2021, the carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2021		June 30, 2021
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$74,402	$74,402	$104,405	$104,405
Securities Available-for-Sale	24,244	24,244	29,550	29,550
Securities to be Held-to-Maturity	74,277	73,023	54,706	54,608
Loans Held-for-Sale	10,180	10,180	14,427	14,427
Loans Receivable	361,295	359,308	336,394	336,865

Financial Liabilities
Deposits	$512,174	$502,361	$506,596	$492,492
Advances from FHLB	850	890	867	924

Off-Balance Sheet Items
Mortgage Loan Commitments	$10,593	$10,593	$9,677	$9,677

The estimated fair values presented above could be materially different than net realizable value and are only indicative of the individual financial instrument’s fair value.  Accordingly, these estimates should not be considered an indication of the fair value of the Company taken as a whole.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.          Fair Value Disclosures (continued)
The Company follows the guidance of FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).  ASC 820 affirms a framework for measuring fair value and expands disclosures about fair value measurements.  ASC 820 was issued to establish a uniform definition of fair value.  The definition of fair value is market-based as opposed to company-specific and includes the following:

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the six months ended December 31, 2021.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.          Fair Value Disclosures (continued)
Fair values of assets and liabilities measured on a recurring basis at December 31, 2021 and June 30, 2021 are as follows:

	Fair Value Measurements Using:
December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$—	$3,377	$—	$3,377
FNMA	—	15,464	—	15,464
GNMA	—	5,403	—	5,403

Total	$—	$24,244	$—	$24,244

	Fair Value Measurements Using:
June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$—	$4,221	$—	$4,221
FNMA	—	19,152	—	19,152
GNMA	—	6,177	—	6,177

Total	$—	$29,550	$—	$29,550

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

(In Thousands)		December 31, 2021	June 30, 2021
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other Assets	$851	$858
Total Lease Right-of-Use Assets		$851	$858

Lease Liabilities
Operating lease liabilities	Other Accrued Expenses and Liabilities	$874	$876
Total Lease Liabilities		$874	$876

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

	December 31, 2021	June 30, 2021
Weighted-average remaining lease term
Operating leases	36.9 years	37.4 years

Weighted-average discount rate
Operating leases	3.00%	3.00%

At December 31, 2021, the Company’s lease ROU assets and related lease liabilities were $851,000 and $8744,000, respectively, and have a remaining term of 36.9 years, including extension options if the Company is reasonably certain they will be exercised.

Future minimum lease payments due under non-cancelable operating leases at December 31, 2021 are presented below (dollars in thousands).

2022	$31
2023	31
2024	31
2025	31
2026	31
Thereafter	719
Total	$874

10.          Subsequent Events

There have been no subsequent events that have occurred after December 31, 2021, through the date of the financial statements, that would require disclosure or have an adverse impact on the financial statement.

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

The Bank operates from its main office in Shreveport, Louisiana and nine full service branch offices located in Shreveport and Bossier City, Louisiana.  The Company’s primary market area is the Shreveport-Bossier City metropolitan area.

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

Discussion of Financial Condition Changes from June 30, 2021 to December 31, 2021

General

At December 31, 2021, the Company reported total assets of $571.3 million, an increase of $5.6 million, or 1.0%, compared to total assets of $565.7 million at June 30, 2021. The increase in assets was comprised primarily of increases in loans receivable, net of $24.9 million, or 7.4%, from $336.4 million at June 30, 2021 to $361.3 million at December 31, 2021, investment securities of $14.3 million, or 16.9%, from $84.3 million at June 30, 2021 to $98.5 million at December 31, 2021, premises and equipment of $1.1 million, or 7.1%, from $14.9 million at June 30, 2021 to $16.0 million at December 31, 2021, and bank owned life insurance of $55,000, or 0.8%, from $7.2 million at June 30, 2021 to $7.3 million at December 31, 2021. These increases were partially offset by decreases in cash and cash equivalents of $30.0 million, or 28.7%, from $104.4 million at June 30, 2021 to $74.4 million at December 31, 2021, loans held-for-sale of $4.2 million, or 29.4%, from $14.4 million at June 30, 2021 to $10.2 million at December 31, 2021, other assets of $246,000, or 14.0%, from $1.8 million at June 30, 2021 to $1.5 million at December 31, 2021, deferred tax assets of $196,000, or 23.9%, from $819,000 at June 30, 2021 to $623,000 at December 31, 2021, accrued interest receivable of $33,000, or 2.8%, from $1.2 million at June 30, 2021 to $1.1 million at December 31, 2021, and real estate owned of $8,000, or 2.1% from $383,000 at June 30, 2021 to $375,000 at December 31, 2021. The decrease in cash and cash equivalents was primarily due to the funding of additional loan growth with excess liquidity.  The increase in loans receivable, net, was primarily due to an increase of $24.4 million in commercial real estate loans.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2021 to December 31, 2021 (continued)

The increase in investment securities was primarily due to security purchases of $24.8 million offset by principal repayments on mortgage backed securities of $10.2 million.  The decrease in loans held-for-sale primarily reflected a reduction in loans originated for sale during the six-month period.

Cash and Cash Equivalents

Cash and cash equivalents decreased $30.0 million, or 28.7%, from $104.4 million at June 30, 2021 to $74.4 million at December 31, 2021. The decrease in cash and cash equivalents was primarily due to the funding of addition loan growth with excess liquidity.

Loans Receivable, Net

Loans receivable, net, increased by $24.9 million, or 7.4%, to $361.3 million at December 31, 2021 compared to $336.4 million at June 30, 2021.  The increase in loans receivable, net was primarily due to increases in commercial real estate loans of $24.4 million, one-to-four-family residential loans of $12.5 million, construction loans of $2.4 million, and consumer loans of $17,000, partially offset by decreases in commercial non-real estate loans of $13.5 million, equity line-of-credit loans of $964,000, land loans of $299,000, equity and second mortgage loans of $88,000 and multi-family residential loans of $25,000.

Loans Held-for-Sale

Loans held-for-sale decreased $4.2 million, or 29.4%, from $14.4 million at June 30, 2021 to $10.2 million at December 31, 2021.  The decrease in loans held-for-sale results primarily from the decrease in the origination volume during the first six months of fiscal year 2022 due primarily to a decrease in refinance activity during the period.

Investment Securities

Investment securities amounted to $98.5 million at December 31, 2021 compared to $84.3 million at June 30, 2021, an increase of $14.3 million, or 16.9%.  The increase in investment securities was primarily due to security purchases of $24.8 million offset by principal repayments on mortgage backed securities of $10.2 million.

Premises and Equipment, Net

Premises and equipment, net increased $1.1 million, or 7.1%, to $16.0 million at December 31, 2021 compared to $14.9 million at June 30, 2021.  The increase in premises and equipment was primarily due to the construction of the Company’s new Huntington branch on Pines Road which opened as a full service branch on December 20, 2021.

Asset Quality

At December 31, 2021, the Company had $1.6 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $1.4 million on non-performing assets at June 30, 2021, consisting of six commercial real estate loans to one borrower, three single-family residential loans, and one commercial real estate property at December 31, 2021, compared to six commercial real estate loans to one borrower, three single-family residential loans, and one commercial real estate property and one single family residence in other real estate owned at June 30, 2021.  At December 31, 2021, the Company had one single family residential loan and eight commercial real estate loans classified as substandard compared to two single family residential loans and eight commercial real estate loans classified as substandard at June 30, 2021. There were no loans classified as doubtful at December 31, 2021 or June 30, 2021.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2021 to December 31, 2021 (continued)

Total Liabilities

Total liabilities increased $4.9 million, or 0.9%, from $513.0 million at June 30, 2021 to $517.9 million at December 31, 2021 primarily due to increases in total deposits of $5.6 million, or 1.1%, to $512.2 million at December 31, 2021 compared to $506.6 million at June 30, 2021, and $100,000, or 4.2%, in other borrowings from $2.4 million at June 30, 2021 to $2.5 million at December 31, 2021, partially offset by a decrease of $570,000, or 21.0%, in other liabilities from $2.7 million at June 30, 2021 to $2.1 million at December 31, 2021, a decrease of $220,000 or 51.6%, in advances from borrowers for taxes and insurance, and a decrease of $17,000, or 2.0%, in advances from the Federal Home Loan Bank from $867,000 at June 30, 2021 to $850,000 at December 31, 2021.  The increase in deposits was primarily due to an $11.0 million, or 8.4%, increase in non-interest bearing deposits from $131.0 million at June 30, 2021 to $142.0 million at December 31, 2021, a $9.8 million, or 7.6%, increase in savings deposits from $129.1 million at June 30, 2021 to $138.9 million at December 31, 2021, an increase in NOW accounts of $7.0 million, or 14.3%, from $49.3 million at June 30, 2021 to $56.3 million at December 31, 2021, and a $2.4 million, or 2.7%, increase in money market deposits from $88.2 million at June 30, 2021 to $90.6 million at December 31, 2021, partially offset by a decrease of $24.6 million, or 22.6%, in certificates of deposit from $109.0 million at June 30, 2021 to $84.4 million at December 31, 2021. The Company had $6.0 million in brokered deposits at December 31, 2021 compared to $10.7 million at June 30, 2021.  The decrease in advances from the Federal Home Loan Bank was primarily due to principal paydowns on amortizing advances.

Shareholders’ Equity

Shareholders’ equity increased $683,000, or 1.3%, to $53.4 million at December 31, 2021 from $52.7 million at June 30, 2021.  The primary reasons for the changes in shareholders’ equity from June 30, 2021 were net income of $2.5 million, proceeds from the issuance of common stock from the exercise of stock options of $1.2 million, and the vesting of share awards, stock options, and the release of employee stock ownership plan shares totaling $382,000, partially offset by the repurchase of Company stock of $2.6 million, dividends paid totaling $671,000, and a decrease in the Company’s accumulated other comprehensive income of $213,000.

Regulatory Capital

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency (“OCC”).  At December 31, 2021, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements. At December 31, 2021, Home Federal Bank exceeded each of its regulatory capital requirements with tangible equity, common equity Tier 1, core, and total risk-based capital ratios of 9.80%, 15.40%, 9.80%, and 16.56%, respectively.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2021 and 2020

General

The decrease in net income for the three months ended December 31, 2021, as compared to the prior year quarter resulted primarily from a $472,000, or 31.3%, decrease in non-interest income, a decrease of $290,000, or 6.5%, in net interest income, and an increase of $94,000, or 2.6%, in non-interest expense, partially offset by a decrease of $539,000, or 89.8%, in provision for loan losses, and a $90,000, or 23.1%, decrease in provision for income taxes. The decrease in the provision for loan losses for the three months ended December 31, 2021, was primarily due to improvement in economic and credit quality factors.

The decrease in net income for the six months ended December 31, 2021 resulted primarily from a $1.2 million, or 36.1%, decrease in non-interest income, an increase of $206,000, or 2.9%, in non-interest expense, and a decrease of $54,000, or 0.6% in net interest income, partially offset by a decrease of $1.2 million, or 95.3%, in provision for loan losses, and a decrease of $60,000, or 8.4%, in provision for income taxes.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Months Ended December 31, 2021 and 2020 (continued)

Net Interest Income

The decrease in net interest income for the three months ended December 31, 2021 was primarily due to a $694,000, or 12.9%, decrease in total interest income, partially offset by a decrease of $404,000, or 44.6% in total interest expense.  The Company’s average interest rate spread was 2.99% for the three months ended December 31, 2021 compared to 3.23% for the three months ended December 31, 2020. The Company’s net interest margin was 3.15% for the three months ended December 31, 2021 compared to 3.50% for the three months ended December 31, 2020.

The decrease in net interest income for the six-month period was primarily due to a $904,000, or 8.7%, decrease in total interest income, partially offset by an $850,000, or 44.7%, decrease in total interest expense. The Company’s average interest rate spread was 2.99% for the six months ended December 31, 2021 compared to 3.06% for the six months ended December 31, 2020. The Company’s net interest margin was 3.15% for the six months ended December 31, 2021 compared to 3.34% for the six months ended December 31, 2020.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market area, and other factors related to the collectability of Home Federal Bank’s loan portfolio, the provision for loan losses was $61,000 for both the three and six months ended December 31, 2021, compared to $600,000 and $1.3 million in provisions made during the three and six months ended December 31, 2020. The allowance for loan losses was $4.2 million, or 1.14% of total loans receivable, at December 31, 2021 compared to $3.8 million, or 1.11% of total loans receivable, at December 31, 2020.  At December 31, 2021, Home Federal Bank had $1.2 million in non-performing loans and $375,000 in other real estate owned which totaled $1.6 million in non-performing assets.

Non-interest Income

The $472,000 decrease in non-interest income for the three months ended December 31, 2021, compared to the prior year quarterly period, was primarily due to a decrease of $497,000 in gain on sale of loans, and a $5,000 decrease in income from bank owned life insurance, partially offset by an increase of $29,000 in service charges on deposit accounts, and a $1,000 increase in other non-interest income. The $1.2 million decrease in non-interest income for the six months ended December 31, 2021 compared to the prior year six-month period was primarily due to a decrease of $1.2 million in gain on sale of loans, and a decrease of $12,000 in income from bank owned life insurance, partially offset by a $49,000 increase in service charges on deposit accounts. The decreases in gain on sale of loans for both the quarter and six-month periods were primarily due to a decrease in refinance activity causing a decrease in mortgage loan originations.  The Company sells most of its long-term fixed rate residential mortgage loan originations primarily in order to manage interest rate risk.

Non-interest Expense

The $94,000 increase in non-interest expense for the three months ended December 31, 2021, compared to the same period in 2020, is primarily attributable to increases of $168,000 in compensation and benefits expense, $55,000 in audit and examination fees, $53,000 in franchise and bank shares tax expense, $50,000 in occupancy and equipment expense, $23,000 in advertising expense, $13,000 in other non-interest expenses, and $1,000 in deposit insurance premiums expense. The increases were partially offset by decreases of $200,000 in real estate owned valuation adjustment expense, $29,000 in legal fees, $25,000 in data processing expense, and $15,000 in loan and collection expense.  The $206,000 increase in non-interest expense for the six months ended December 31, 2021, compared to the same six month period in 2020, is primarily attributable to increases of $164,000 in compensation and benefits expense, $102,000 in occupancy and equipment expense, $73,000 in franchise and bank shares tax expense, $71,000 in advertising expense, $61,000 in audit and examination fees expense, $32,000 in other non-interest expenses, and $9,000 in deposit insurance premium expense, partially offset by decreases of $200,000 in real estate owned valuation adjustment expense, $59,000 in legal fees, $37,000 in loan and collection expense, and $10,000 in data processing expense.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Months Ended December 31, 2021 and 2020 (continued)

The aggregate compensation expense recognized by the Company for its Stock Option, Share Award and ESOP amounted to $246,000 and $382,000 for the three and six months ended December 31, 2021, respectively, compared to $230,000 and $333,000 for three and six months ended December 31, 2020, respectively.

The Louisiana bank shares tax is assessed on the Bank’s equity and earnings.  For the three and six months ended December 31, 2021, the Company recognized franchise and bank shares tax expense of $142,000 and $271,000, respectively, compared to $89,000 and $198,000 for the same periods in 2020.

Income Taxes

Income taxes amounted to $300,000 and $653,000 for the three and six months ended December 31, 2021, respectively, resulting in an effective tax rate of 20.3% and 20.5%.  Income taxes amounted to $390,000 and $713,000 for the three and six months ended December 31, 2020, respectively.

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

	Three Months Ended December 31,
	2021			2020
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$359,186	$4,311	4.76%	$378,516	$5,074	5.32%
Investment securities	96,765	345	1.41	60,890	282	1.84
Interest-earning deposits	70,847	30	0.17	68.242	24	0.14
Total interest-earning assets	$526,798	4,686	3.53%	$507,648	5,380	4.20%
Non-interest-earning assets	39,730			31,566
Total assets	$566,528			$539,214
Interest-bearing liabilities:
Savings accounts	$136,482	101	0.29%	$101,802	153	0.60%
NOW accounts	47,633	14	0.12	43,605	24	0.22
Money market accounts	87,012	26	0.12	73,316	65	0.35
Certificate accounts	92,477	334	1.43	147,322	635	1.71
Total interest bearing deposits	363,604	475	0.52	366,045	877	0.95
Other Borrowings	1,643	16	3.86	2,043	17	3.30
FHLB advances	857	10	4.63	933	11	4.68
Total interest-bearing liabilities	$366,104	501	0.54%	$369,021	905	0.97%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	143,686			114,983
Other liabilities	2,883			3,766
Total interest bearing liabilities	512,673			487,770
Total Stockholders’ Equity(1)	53,591			51,444

Total liabilities and equity	$566,264			$539,214

Net interest-earning assets	$160,694			$138,627

Net interest income; average interest rate spread(2)		$4,185	2.99%		$4,475	3.23%
Net interest margin(3)			3.15%			3.50%
Average interest-earning assets to average interest-bearing liabilities			143.89%			137.57%

(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2021 and 2020 (continued)

	Six Months Ended December 31,
	2021			2020
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$351,063	$8,708	4.92%	$379,377	$9,721	5.08%
Investment securities	91,518	686	1.49	59,021	601	2.02
Interest-earning deposits	86,289	66	0.15	64,447	42	0.13
Total interest-earning assets	$528,870	9,460	3.55%	$502,845	10,364	4.09%
Non-interest-earning assets	37,951			30,744
Total assets	$566,821			$533,589
Interest-bearing liabilities:
Savings accounts	$134,811	208	0.31%	$98,211	311	0.63%
NOW accounts	49,011	28	0.11	42,108	56	0.26
Money market accounts	87,002	51	0.12	73,248	141	0.38
Certificate accounts	96,920	717	1.47	151,821	1,340	1.75
Total interest-bearing deposits	367,744	1,004	0.54	365,388	1,848	1.00
Other bank borrowings	1,643	26	3.14	1,898	30	3.24
FHLB advances	857	21	4.86	971	23	4.70
Total interest-bearing liabilities	$370,244	1,051	0.56%	$368,257	1,901	1.02%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	142,858			113,057
Other liabilities	839			1,741
Total liabilities	513,941			483,055
Total Stockholders’ Equity(1)	52,880			50,534

Total liabilities and equity	$566,821			$533,589

Net interest-earning assets	$158,626			$134,588

Net interest income; average interest rate spread(2)		$8.409	2.99%		$8.463	3.06%
Net interest margin(3)			3.15%			3.34%
Average interest-earning assets to average interest-bearing liabilities			142.84%			136.55%

(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three Months Ended December 31, 2021 and 2020 (continued)

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings, and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets which provide liquidity to meet lending requirements.  Home Federal Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $24.8 million at December 31, 2021.

A significant portion of Home Federal Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents.   Home Federal Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At December 31, 2021, Home Federal Bank had $850,000 in advances from the Federal Home Loan Bank of Dallas and had $174.5 million in additional borrowing capacity.  Additionally, at December 31, 2021, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $20.4 million. There were no amounts purchased under this agreement as of December 31, 2021. In addition, the Company had available a $5.0 million line of credit agreement at December 31, 2021 with First National Bankers Bank. At December 31, 2021 there was a $2.5 million balance in the credit line.

At December 31, 2021, Home Federal Bank had outstanding loan commitments of $43.4 million to originate loans and commitments under unused lines of credit of $10.6 million. At December 31, 2021, certificates of deposit scheduled to mature in less than one year totaled $49.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale, as needed.

At December 31, 2021, Home Federal Bank exceeded each of its regulatory capital requirements with tangible equity, common equity Tier 1, core, and total risk-based capital ratios of 9.80%, 15.40%, 9.80%, and 16.56%, respectively.

Off-Balance Sheet Arrangements

At December 31, 2021, the Company did not have any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.

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

The Company’s repurchases of its common stock (split adjusted) made during the quarter ended March 31, 2021 are set forth in the table below, including stock-for-stock option exercises:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2021 – October 31, 2021	59,414	$18.97	-	56,914
November 1, 2021 – November 30, 2021	20,960	$19.36	-	35,954
December 1, 2021 – December 31, 2021	34,459	$19.52	-	1,495
Total	114,833	$19.21	-	1,495

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: February 11, 2022	By:	/s/ Glen W. Brown
Glen W. Brown
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)