Form 10-Q
period 2022-03-31
Home Federal Bancorp, Inc. of Louisiana
filed 2022-05-12
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)
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

Shares of common stock, par value $0.01 per share, outstanding as of May 10, 2022: The registrant had 3,390,839 shares of common stock outstanding.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2022 (Unaudited)	June 30, 2021*
	(In Thousands)

ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $62,812 and $94,322 March 31, 2022 and June 30, 2021, Respectively)	$79,068	$104,405
Securities Available-for-Sale	21,098	29,550
Securities Held-to-Maturity (Fair Value of $75,411 and $54,608, Respectively)	82,102	54,706
Loans Held-for-Sale	2,417	14,427
Loans Receivable, Net of Allowance for Loan Losses of $4,174 and $4,122, Respectively	362,799	336,394
Accrued Interest Receivable	1,086	1,163
Premises and Equipment, Net	16,292	14,915
Bank Owned Life Insurance	6,572	7,214
Deferred Tax Asset	860	819
Other Real Estate Owned	-	383
Other Assets	2,303	1,755

Total Assets	$574,597	$565,731

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$148,196	$131,014
Interest-bearing	368,674	375,582
Total Deposits	516,870	506,596
Advances from Borrowers for Taxes and Insurance	207	426
Short-term Federal Home Loan Bank Advances	841	35
Long-term Federal Home Loan Bank Advances	-	832
Other Borrowings	1,800	2,400
Other Accrued Expenses and Liabilities	2,247	2,717

Total Liabilities	521,965	513,006

SHAREHOLDERS’ EQUITY
Preferred Stock – $0.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	-	-
Common Stock – $0.01 Par Value; 40,000,000 Shares Authorized; 3,400,839 and 3,350,966 Shares Issued and Outstanding at March 31, 2022 and June 30, 2021, Respectively	34	34
Additional Paid-in Capital	40,033	37,583
Unearned ESOP Stock	(667)	(754)
Retained Earnings	14,051	15,587
Accumulated Other Comprehensive (Loss) Income	(819)	275

Total Shareholders’ Equity	52,632	52,725

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$574,597	$565,731

See accompanying notes to unaudited consolidated financial statements.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2022	2021	2022	2021
	(In Thousands, Except per Share Data)
INTEREST INCOME
Loans, Including Fees	$4,277	$4,853	$12,985	$14,574
Investment Securities	-	1	-	5
Mortgage-Backed Securities	380	307	1,066	905
Other Interest-Earning Assets	35	34	101	76
Total Interest Income	4,692	5,195	14,152	15,560

INTEREST EXPENSE
Deposits	394	723	1,397	2,571
Other Borrowings	20	19	46	50
Federal Home Loan Bank Borrowings	10	11	31	34
Total Interest Expense	424	753	1,474	2,655
Net Interest Income	4,268	4,442	12,678	12,905

PROVISION FOR LOAN LOSSES	-	450	61	1,750
Net Interest Income after Provision for Loan Losses	4,268	3,992	12,617	11,155

NON-INTEREST INCOME
Gain on Sale of Loans	327	936	1,747	3,553
Loss on Sale of Real Estate	(48)	-	(48)	-
Income on Bank Owned Life Insurance	27	31	82	99
Service Charges on Deposit Accounts	289	231	838	731
Other Income	241	15	269	43
Total Non-Interest Income	836	1,213	2,888	4,426

NON-INTEREST EXPENSE
Compensation and Benefits	2,194	2,200	6,710	6,552
Occupancy and Equipment	449	387	1,320	1,157
Data Processing	149	176	534	571
Audit and Examination Fees	102	49	293	178
Franchise and Bank Shares Tax	132	105	403	302
Advertising	88	45	233	118
Legal Fees	82	91	287	355
Loan and Collection	44	89	184	266
Deposit Insurance Premium	38	35	114	103
Valuation Adjustment Real Estate Owned	-	-	-	200
Other Expense	280	215	700	603
Total Non-Interest Expense	3,558	3,392	10,778	10,405
Income Before Income Taxes	1,546	1,813	4,727	5,176

PROVISION FOR INCOME TAX EXPENSE	269	395	922	1,108
Net Income	$1,277	$1,418	$3,805	$4,068
EARNINGS PER COMMON SHARE:
Basic	$0.39	$0.44	$1.18	$1.26
Diluted	$0.37	$0.41	$1.10	$1.20
DIVIDENDS DECLARED	$0.10	$0.08	$0.30	$0.25

See accompanying notes to unaudited consolidated financial statements.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)

Net Income	$1,277	$1,418	$3,805	$4,068

Other Comprehensive Loss Net of Tax
Investment securities available-for-sale:
Net unrealized Losses	(1,115)	(488)	(1,385)	(819)
Income Tax Effect	234	102	291	171
Other Comprehensive Loss	(881)	(386)	(1,094)	(648)
Total Comprehensive Income	$396	$1,032	$2,711	$3,420

See accompanying notes to unaudited consolidated financial statements.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(Unaudited)
	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

BALANCE – December 31, 2020	$22	$36,981	$(812)	$14,629	$653	$51,462

Net Income	-	-	-	1,418	-	1,418

Changes in Unrealized Gain on Securities Available-for-Sale, Net of Tax Effects	-	-	-	-	(386)	(386)

Share Awards Earned	-	19	-	-	-	19

Stock Split	12	(12)	-	-	-	-

Stock Options Vested	-	26	-	-	-	26

Common Stock Issuance for Stock Option Exercises - Split Adjusted	-	44	-	-	-	44

ESOP Compensation Earned	-	58	29	-	-	87

Company Stock Purchased	-	-	-	(249)	-	(249)

Dividends Paid	-	-	-	(279)	-	(279)

BALANCE – March 31, 2021	$34	$37,116	$(783)	$15,508	$267	$52,142

BALANCE – December 31, 2021	$34	$39,271	$(696)	$14,737	$62	$53,408

Net Income	-	-	-	1,277	-	1,277

Changes in Unrealized Gain on Securities Available-for-Sale, Net of Tax Effects	-	-	-	-	(881)	(881)

Share Awards Earned	-	10	-	-	-	10

Stock Options Vested	-	19	-	-	-	19

Common Stock Issuance for Stock Option Exercises	-	643	-	-	-	643

ESOP Compensation Earned	-	90	29	-	-	119

Company Stock Purchased	-	-	-	(1,621)	-	(1,621)

Dividends Paid	-	-	-	(342)	-	(342)

BALANCE – March 31, 2022	$34	$40,033	$(667)	$14,051	$(819)	$52,632

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED MARCH 31, 2022 AND 2021
(Unaudited)
	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

BALANCE – June 30, 2020	$22	$36,531	$(870)	$13,937	$915	$50,535

Net Income	-	-	-	4,068	-	4,068

Changes in Unrealized Gain on Securities Available-for-Sale, Net of Tax Effects	-	-	-	-	(648)	(648)

Share Awards Earned	-	153	-	-	-	153

Stock Split	12	(12)	-	-	-	-

Stock Options Vested	-	81	-	-	-	81

Common Stock Issuance for Stock Option Exercises	-	219	-	-	-	219

ESOP Compensation Earned	-	144	87	-	-	231

Company Stock Purchased	-	-	-	(1,653)	-	(1,653)

Dividends Paid	-	-	-	(844)	-	(844)

BALANCE – March 31, 2021	$34	$37,116	$(783)	$15,508	$267	$52,142

BALANCE – June 30, 2021	$34	$37,701	$(754)	$15,469	$275	$52,725

Net Income	-	-	-	3,805	-	3,805

Changes in Unrealized Gain on Securities Available-for-Sale, Net of Tax Effects	-	-	-	-	(1,094)	(1,094)

Share Awards Earned	-	117	-	-	-	117

Stock Options Vested	-	71	-	-	-	71

Common Stock Issuance for Stock Option Exercises	-	1,889	-	-	-	1,889

ESOP Compensation Earned	-	255	87	-	-	342

Company Stock Purchased	-	-	-	(4,210)	-	(4,210)

Dividends Paid	-	-	-	(1,013)	-	(1,013)

BALANCE – March 31, 2022	$34	$40,033	$(667)	$14,051	$(819)	$52,632

See accompanying notes to unaudited consolidated financial statements.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	March 31,
	2022	2021
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,805	$4,068
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities
Bad Debt Recovery	22	202
Federal Home Loan Bank Stock Certificate	-	(5)
Net Amortization and Accretion on Securities	103	101
Loss on Sale of Real Estate	48	-
Gain on Sale of Loans	(1,747)	(3,553)
Amortization of Deferred Loan Fees	(729)	(1,157)
Depreciation of Premises and Equipment	561	495
ESOP Expense	342	231
Stock Option Expense	71	81
Deferred Income Tax	(41)	(245)
Valuation Adjustment Real Estate Owned	-	200
Provision for Loan Losses	61	1,750
Decrease (Increase) in Cash Surrender Value Bank Owned Life Insurance	642	(99)
Share Awards Expense	90	94
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(75,035)	(159,954)
Loans Held-for-Sale – Sale and Principal Repayments	88,792	156,051
Accrued Interest Receivable	77	587
Other Operating Assets	(548)	(6)
Other Operating Liabilities	(470)	(132)

Net Cash Provided by (Used in) Operating Activities	16,044	(1,291)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(25,802)	15,830
Deferred Loan Fees Collected	244	560
Acquisition of Premises and Equipment	(2,417)	(2,074)
Proceeds from Sale of Real Estate	814	-
Activity in Available-for-Sale Securities:
Principal Payments on Mortgage-Backed Securities	7,033	17,695
Purchases of Securities	-	(5,077)
Activity in Held-to-Maturity Securities:
Principal Payments on Mortgage-Backed Securities	7,154	4,487
Sale/Redemptions of Securities	-	2,437
Purchase of Securities	(34,619)	(27,907)

Net Cash (Used in) Provided by Investing Activities	(47,593)	5,951

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	March 31,
	2022	2021
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$10,274	$44,586
Repayments of Advances from Federal Home Loan Bank	(26)	(184)
Proceeds from Other Borrowings	2,600	1,800
Repayments of Other Borrowings	(3,200)	(2,500)
Net Decrease in Advances from Borrowers for Taxes and Insurance	(219)	(137)
Dividends Paid	(1,013)	(844)
Company Stock Purchased	(4,210)	(1,653)
Proceeds from Stock Options Exercised	1,889	219
Plan Share Distributions	117	153

Net Cash Provided by Financing Activities	6,212	41,440

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,337)	46,100

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	104,405	54,871

CASH AND CASH EQUIVALENTS - END OF PERIOD	$79,068	$100,971

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$1,483	$2,680
Income Taxes Paid	915	925
Market Value Adjustment for Loss on Debt Securities Available-for-Sale	(1,385)	(819)

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (“Home Federal Bank” or the “Bank”). These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the nine month period ended March 31, 2022 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2022.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2022.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank’s customers by nine full-service banking offices and home office, located in Caddo, Bossier and Webster Parishes, Louisiana. The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of March 31, 2022, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

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

The Company held no trading securities as of March 31, 2022 and June 30, 2021.

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

Index
1.           Summary of Accounting Policies (continued)

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  For public business entities that are SEC filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods with those fiscal years.  The extent of the impact upon adoption is not known and will depend on the characteristics of the Company’s loan portfolio and economic conditions on that date as well as forecasted conditions thereafter. The Company has established an implementation team and has engaged QwickRate’s CECLSolver software to assist us in implementation or our CECL process. The Company is in the process of developing and implementing current expected credit loss model that satisfy the requirements of ASU 2016-13. The future adoption of this ASU may have a material effect on the Company’s consolidated financial statements.

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

ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2022-02”) eliminates the guidance on troubled debt restructurings and requires entities to evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan. ASU 2022-02 also requires that entities disclose current-period gross charge-offs by year of origination for loans and leases. ASU 2022-02 is effective January 1, 2023 and is not expected to have a significant impact on our financial statement disclosures.

Index

2. Securities

The amortized cost and fair value of securities with gross unrealized gains and losses follows:

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
		(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$3,157	$1	$156	$3,002
FNMA Mortgage-Backed Certificates	13,735	16	470	13,281
GNMA Mortgage-Backed Certificates	5,242	1	428	4,815
Debt Securities
Total Debt Securities	22,134	18	1,054	21,098

Total Securities Available-for-Sale	$22,134	$18	$1,054	$21,098

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$644	$-	$9	$635
FHLMC Mortgage-Backed Certificates	33,276	-	3,138	30,138
FNMA Mortgage-Backed Certificates	46,313	11	3,491	42,833

Total Debt Securities	80,233	11	6,638	73,606

Municipals	1,342	-	64	1,278

Other Securities (Non-Marketable)
2,769 Shares – Federal Home Loan Bank	277	-	-	277
630 Shares – First National Bankers Bancshares, Inc.	250	-	-	250

Total Other Securities	527	-	-	527

Total Securities Held-to-Maturity	$82,102	$11	$6,702	$75,411

Index
2.          Securities (continued)
	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$4,188	$33	$-	$4,221
FNMA Mortgage-Backed Certificates	18,666	486	-	19,152
GNMA Mortgage-Backed Certificates	6,347	1	171	6,177

Total Debt Securities	29,201	520	171	29,550

Total Securities Available-for-Sale	$29,201	$520	$171	$29,550

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Securities	$782	$17	$-	$799
FHLMC Mortgage-Backed Certificates	9,876	-	277	9,599
FNMA Mortgage-Backed Securities	42,160	641	500	42,301

Total Debt Securities	52,818	658	777	52,699

Municipals	1,361	21	-	1,382

Equity Securities (Non-Marketable)
2,766 Shares – Federal Home Loan Bank	277	-	-	277
630 Shares – First National Bankers Bankshares, Inc.	250	-	-	250

Total Equity Securities	527	-	-	527

Total Securities Held-to-Maturity	$54,706	$679	$777	$54,608

The amortized cost and fair value of securities by contractual maturity at March 31, 2022 follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In Thousands)

Debt Securities
Within One Year or Less	$-	$-	$-	$-
One through Five Years	5	5	-	-
After Five through Ten Years	119	120	-	-
Over Ten Years	22,010	20,973	80,233	73,606
	22,134	21,098	80,233	73,606

Municipals
Within One Year or Less	$-	$-	$-	$-
One through Five Years	-	-	230	222
After Five through Ten Years	-	-	-	-
Over Ten Years	-	-	1,112	1,056
	-	-	1,342	1,278

Other Equity Securities	-	-	527	527

Total	$22,134	$21,098	$82,102	$75,411

Index
2.          Securities (continued)
Securities held-to-maturity totaling $34.6 million were purchased during the nine months ending March 31, 2022.

The following tables show information pertaining to gross unrealized losses on securities available-for-sale and held-to-maturity at March 31, 2022 and June 30, 2021 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	March 31, 2022
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$1,019	$17,984	$35	$1,246

Total Securities Available-for-Sale	$1,019	$17,984	$35	$1,246

	March 31, 2022
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Held-to-Maturity

Mortgage-Backed Securities	$4,397	$53,334	$2,240	$17,896

Municipals	$64	$1,278	$-	$-

Total Securities Held-to-Maturity	$4,461	$54,612	$2,240	$17,896

	June 30, 2021
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$139	$4,522	$32	$1,633

Total Securities Available-for-Sale	$139	$4,522	$32	$1,633

	June 30, 2021
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Held-to-Maturity

Mortgage-Backed Securities	$777	$41,154	$-	$-

Total Securities Held-to-Maturity	$777	$41,154	$-	$-

Index
2.          Securities (continued)
The unrealized losses on the Company’s investment in mortgage-backed securities at March 31, 2022 and June 30, 2021 were caused by interest rate changes. The contractual cash flows of these investments are guaranteed by agencies of the U.S. Government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2022.

The Company’s investment in equity securities consists primarily of FHLB stock and shares of First National Bankers Bankshares, Inc. (“FNBB”). Management monitors its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

At March 31, 2022, securities with a carrying value of $673,000 were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $187.7 million were pledged to secure FHLB advances.

Index

3. Loans Receivable

Loans receivable are summarized as follows:

	March 31, 2022	June 30, 2021
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$113,616	$97,607
Commercial	120,175	96,180
Multi-Family Residential	29,890	31,015
Land	17,705	16,260
Construction	21,659	15,337
Equity and Second Mortgage	1,271	1,267
Equity Lines of Credit	14,965	12,788

Total Mortgage Loans	319,281	270,454

Commercial Loans	47,194	69,891
Consumer Loans
Loans on Savings Accounts	301	430
Other Consumer Loans	456	485

Total Consumer Other Loans	757	915
Total Loans	367,232	341,260

Less: Allowance for Loan Losses	(4,174)	(4,122)
Unamortized Loan Fees	(259)	(744)

Net Loans Receivable	$362,799	$336,394

Following is a summary of changes in the allowance for loan losses:

	Nine Months Ended March 31,
	2022	2021
	(In Thousands)

Balance - Beginning of Period	$4,122	$4,081
Provision for Loan Losses	61	1,750
Loan Charge-Offs	(31)	(1,646)
Recoveries	22	202
Balance - End of Period	$4,174	$4,387

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

The following tables present the grading of loans, segregated by class of loans, as of March 31, 2022 and June 30, 2021:

March 31, 2022	Pass and Pass Watch	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$110,652	$2,634	$330	$-	$113,616
Commercial	118,398	-	1,777	-	120,175
Multi-Family Residential	29,890	-	-	-	29,890
Land	17,705	-	-	-	17,705
Construction	21,659	-	-	-	21,659
Equity and Second Mortgage	1,271	-	-	-	1,271
Equity Lines of Credit	14,965	-	-	-	14,965
Commercial Loans	44,573	2,621	-	-	47,194
Consumer Loans	757	-	-	-	757

Total	$359,870	$5,255	$2,107	$-	$367,232

Index
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

June 30, 2021	Pass and Pass Watch	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$97,115	$358	$134	$-	$97,607
Commercial	93,468	-	2,712	-	96,180
Multi-Family Residential	31,015	-	-	-	31,015
Land	16,260	-	-	-	16,260
Construction	15,337	-	-	-	15,337
Equity and Second Mortgage	1,267	-	-	-	1,267
Equity Lines of Credit	12,788	-	-	-	12,788
Commercial Loans	67,087	2,804	-	-	69,891
Consumer Loans	915	-	-	-	915

Total	$335,252	$3,162	$2,846	$-	$341,260

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

The following tables present an aging analysis of past due loans, segregated by class of loans, as of March 31, 2022 and June 30, 2021:

March 31, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment >90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$220	$28	$341	$589	$113,027	$113,616	$-
Commercial	-	-	-	-	120,175	120,175	-
Multi-Family Residential	-	-	-	-	29,890	29,890	-
Land	-	-	-	-	17,705	17,705	-
Construction	-	-	-	-	21,659	21,659	-
Equity and Second Mortgage	-	-	-	-	1,271	1,271	-
Equity Lines of Credit	-	-	-	-	14,965	14,965	-
Commercial Loans	-	-	-	-	47,194	47,194	-
Consumer Loans	-	-	-	-	757	757	-

Total	$220	$28	$341	$589	$366,643	$367,232	$-

Index
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)
June 30, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$-	$30	$176	$206	$97,401	$97,607	$33
Commercial	-	-	837	837	95,343	96,180	-
Multi-Family Residential	-	-	-	-	31,015	31,015	-
Land	-	-	-	-	16,260	16,260	-
Construction	-	-	-	-	15,337	15,337	-
Equity and Second Mortgage	-	-	-	-	1,267	1,267	-
Equity Lines of Credit	-	-	-	-	12,788	12,788	-
Commercial Loans	-	-	-	-	69,891	69,891	-
Consumer Loans	-	-	-	-	915	915	-

Total	$-	$30	$1,013	$1,043	$340,217	$341,260	$33

There was no interest income recognized on non-accrual loans during the nine months ended March 31, 2022 or year ended June 30, 2021. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the nine months ended March 31, 2022 and the year ended June 30, 2021 was approximately $43,000 and $63,000, respectively.

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the nine months ended March 31, 2022 and year ended June 30, 2021 was as follows:

	Real Estate Loans
March 31, 2022	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$894	$1,630	$346	$407	$160	$193	$489	$3	$4,122
Charge-Offs	(8)	(6)	-	-	-	(17)	-	-	(31)
Recoveries	3	-	-	-	-	19	-	-	22
Current Provision	472	(327)	(67)	(168)	57	(33)	128	(1)	61
Ending Balances	$1,361	$1,297	$279	$239	$217	$162	$617	$2	$4,174

Evaluated for Impairment:
Individually	207	131	-	-	-	-	39	-	377
Collectively	1,154	1,166	279	239	217	162	578	2	3,797

Loans Receivable:
Ending Balances – Total	$113,616	$120,175	$29,890	$17,705	$21,659	$16,236	$47,194	$757	$367,232
Ending Balances:
Evaluated for Impairment:
Individually	3,006	1,776	-	-	-	-	2,621	-	7,403
Collectively	$110,610	$118,399	$29,890	$17,705	$21,659	$16,236	$44,573	$757	$359,829

Index
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)
	Real Estate Loans
June 30, 2021	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans And Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$966	$568	$364	$1,024	$80	$126	$949	$4	$4,081
Charge-Offs	(40)	-	-	(907)	-	-	(1,014)	-	(1,961)
Recoveries	3	-	-	120	-	5	74	-	202
Current Provision	(35)	1,062	(18)	170	80	62	480	(1)	1,800
Ending Balances	$894	$1,630	$346	$407	$160	$193	$489	$3	$4,122

Evaluated for Impairment:
Individually	-	317	-	-	-	-	251	-	568
Collectively	894	1,313	346	407	160	193	238	3	3,554

Loans Receivable:
Ending Balances – Total	$97,607	$96,180	$31,015	$16,260	$15,337	$14,055	$69,891	$915	$341,260
Ending Balances:
Evaluated for Impairment:
Individually	492	2,712	-	-	-	-	2,804	-	6,008
Collectively	$97,115	$93,468	$31,015	$16,260	$15,337	$14,055	$67,087	$915	$335,252
The following tables present loans individually evaluated for impairment, segregated by class of loans, as of March 31, 2022 and June 30, 2021:

March 31, 2022	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$3,006	$163	$2,843	$3,006	$207	$2,854
Commercial	1,776	-	1,776	1,776	131	1,827
Multi-Family Residential	-	-	-	-	-	-
Land	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Equity and Second Mortgage	-	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-	-
Commercial Loans	2,621	-	2,621	2,621	39	2,713
Consumer Loans	-	-	-	-	-	-

Total	$7,403	$163	$7,240	$7,403	$377	$7,394

June 30, 2021	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$492	$492	$-	$492	$-	$530
Commercial	2,712	1,596	1,116	2,712	317	3,384
Multi-Family Residential	-	-	-	-	-	-
Land	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Equity and Second Mortgage	-	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-	-
Commercial Loans	2,804	-	2,804	2,804	251	2,836
Consumer Loans	-	-	-	-	-	-

Total	$6,008	$2,088	$3,920	$6,008	$568	$6,750

Index
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status. As of March 31, 2022, there was one loan in the process of foreclosure.

A troubled debt restructuring (“TDR”) is a restructuring of a debt made by the Company to a debtor for economic or legal reasons related to the debtor’s financial difficulties that it would not otherwise consider.  The Company grants the concession in an attempt to protect as much of its investment as possible.

Information about the Company’s TDRs is as follows (in thousands):

	March 31, 2022
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial real estate	$2,281	$-	$-	$2,281
One-to-Four Family Residential	-	-	10	10

	June 30, 2021
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial real estate	$-	$837	$837	$837

For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result, the loan is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of March 31, 2022, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs. The Company had no trouble debt restructuring that has subsequently defaulted in the last 12 months.

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

We have a one-to-four family loan that is in the process of foreclosure with a balance of $208,000.

Index

4. Deposits

Deposits at March 31, 2022 and June 30, 2021 consist of the following classifications:

	March 31, 2022	June 30, 2021
	(In Thousands)
Non-Interest Bearing	$148,196	$131,014
NOW Accounts	55,177	49,262
Money Markets	97,473	88,181
Passbook Savings	136,586	129,130
	437,432	397,587

Certificates of Deposit	79,438	109,009

Total Deposits	$516,870	$506,596

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

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three and nine months ended March 31, 2022 and 2021 were calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(In Thousands, Except Per Share Data)

Net income	$1,277	$1,418	$3,805	$4,068

Weighted average shares outstanding – basic	3,274	3,219	3,235	3,238
Effect of dilutive common stock equivalents	191	235	227	153
Adjusted weighted average shares outstanding – diluted	3,465	3,454	3,462	3,391

Basic earnings per share	$0.39	$0.44	$1.18	$1.26
Diluted earnings per share	$0.37	$0.41	$1.10	$1.20

For the three months ended March 31, 2022 and 2021, there were outstanding options to purchase 438,745 and 691,445 shares, respectively, at a weighted average exercise price of $11.61 and $9.94 per share, respectively, and for the nine months ended March 31, 2022 and 2021, there were outstanding options to purchase 558,175 and 614,261 shares, respectively, at a weighted average exercise price of $11.61 and $9.94 per share, respectively. For the quarter ended March 31, 2022 and 2021, 191,513 options and 235,171 options, respectively, were included in the computation of diluted earnings per share. For the nine month period ended March 31, 2022 and 2021, 226,920 options and 153,115 options, respectively, were included in the computation of diluted earnings per share.

Index
5.          Earnings Per Share (continued)
The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(In Thousands)

Average common shares issued	6,124	6,124	6,124	6,124
Average unearned ESOP shares	(139)	(159)	(142)	(165)
Average Company stock purchased	(2,711)	(2,746)	(2,747)	(2,721)

Weighted average shares outstanding	3,274	3,219	3,235	3,238

6. Stock-Based Compensation

Stock Option Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the “2005 Option Plan”) for the benefit of directors, officers, and other key employees. The aggregate number of shares of common stock reserved for issuance under the 2005 Option Plan totaled 317,736 (as adjusted).  Both incentive stock options and non-qualified stock options may be granted under the 2005 Option Plan. The 2005 Stock Option Plan terminated on June 8, 2015, however, the 866 outstanding options as of March 31, 2022 will remain in effect for the remainder of their original ten year terms.

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan (the “2011 Option Plan,” together with the 2005 Option Plan, the “Option Plans”) for the benefit of directors, officers, and other key employees. The aggregate number of shares of common stock reserved for issuance under the 2011 Option Plan totaled 389,044.  Both incentive stock options and non-qualified stock options may be granted under the 2011 Option Plan. The 2011 Option Plan terminated on December 23, 2021, however, the outstanding options will remain in effect for the remainder of their original ten year terms.

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

Index
6.           Stock-Based Compensation (continued)

Stock Incentive Plan (continued)
On November 13, 2019, the shareholders of the Company approved the adoption of the Company’s 2019 Stock Incentive Plan (the “2019 Stock Incentive Plan,” together with the 2014 Stock Incentive Plan, the “Stock Incentive Plans”) which provides for a total of 250,000 shares reserved for future issuance as stock awards or stock options. No more than 62,500 shares, or 25%, may be granted as stock awards. The balance of the plan is reserved for stock option awards. On November 11, 2020, the Company granted a total of 62,500 plan share awards and 187,500 stock options to directors, officers and other key employees vesting ratably over five years. The Stock Incentive Plans costs are recognized over the five year vesting period. As of March 31, 2022, there were 1,200 plan share awards and 18,400 stock options available for future grant under the Stock Incentive Plans.

Compensation expense pertaining to the share awards under the Stock Incentive Plans was $117,000 and $153,000 for the nine months ended March 31, 2022 and 2021, respectively. For the nine months ended March 31, 2022 and 2021, compensation expense charged to operations for stock options granted under the 2011 Option Plan and the Stock Incentive Plans was $71,000 and $81,000, respectively.

7. Fair Value Disclosures

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
7.             Fair Value Disclosures (continued)
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

At March 31, 2022 and June 30, 2021, the carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	March 31, 2022		June 30, 2021
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$79,068	$79,068	$104,405	$104,405
Securities Available-for-Sale	21,098	21,098	29,550	29,550
Securities to be Held-to-Maturity	82,102	75,411	54,706	54,608
Loans Held-for-Sale	2,417	2,417	14,427	14,427
Loans Receivable	362,799	359,378	336,394	336,865

Financial Liabilities
Deposits	$516,870	$502,811	$506,596	$492,492
Advances from FHLB	841	872	867	924

Off-Balance Sheet Items
Mortgage Loan Commitments	$11,074	$11,074	$9,677	$9,677

The estimated fair values presented above could be materially different than net realizable value and are only indicative of the individual financial instrument’s fair value. Accordingly, these estimates should not be considered an indication of the fair value of the Company taken as a whole.

Index
7.          Fair Value Disclosures (continued)
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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used during the nine months ended March 31, 2022.

Index
7.          Fair Value Disclosures (continued)
Fair values of assets and liabilities measured on a recurring basis at March 31, 2022 and June 30, 2021 are as follows:

	Fair Value Measurements Using:
March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$-	$3,002	$-	$3,002
FNMA	-	13,281	-	13,281
GNMA	-	4,815	-	4,815

Total	$-	$21,098	$-	$21,098

	Fair Value Measurements Using:
June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$-	$4,221	$-	$4,221
FNMA	-	19,152	-	19,152
GNMA	-	6,177	-	6,177

Total	$-	$29,550	$-	$29,550

8.           Leases

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

(In Thousands)		March 31, 2022	June 30, 2021
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other Assets	$847	$858
Total Lease Right-of-Use Assets		$847	$858

Lease Liabilities
Operating lease liabilities	Other Accrued Expenses and Liabilities	$872	$876
Total Lease Liabilities		$872	$876

Index
8.          Leases (continued)
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

	March 31, 2022	June 30, 2021
Weighted-average remaining lease term
Operating leases	36.7 years	37.4 years

Weighted-average discount rate
Operating leases	3.00%	3.00%

At March 31, 2022, the Company’s lease ROU assets and related lease liabilities were $847,000 and $872,000, respectively, and have a remaining term of 36.7 years, including extension options if the Company is reasonably certain they will be exercised.

Future minimum lease payments due under non-cancelable operating leases at March 31, 2022 are presented below (dollars in thousands).

2022	$31
2023	31
2024	31
2025	31
2026	31
Thereafter	717
Total	$872

9.          Subsequent Events

There have been no subsequent events that have occurred after March 31, 2022, through the date of the financial statements, that would require disclosure or have an adverse impact on the financial statement.

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

Discussion of Financial Condition Changes from June 30, 2021 to March 31, 2022

General

At March 31, 2022, the Company reported total assets of $574.6 million, an increase of $8.9 million, or 1.6%, compared to total assets of $565.7 million at June 30, 2021. The increase in assets was comprised primarily of increases in loans receivable, net of $26.4 million, or 7.8%, from $336.4 million at June 30, 2021 to $362.8 million at March 31, 2022, investment securities of $18.9 million, or 22.5%, from $84.3 million at June 30, 2021 to $103.2 million at March 31, 2022, premises and equipment of $1.4 million, or 9.2%, from $14.9 million at June 30, 2021 to $16.3 million at March 31, 2022, other assets of $548,000, or 31.2%, from $1.8 million at June 30, 2021 to $2.3 million at March 31, 2022, and deferred tax assets of $41,000, or 5.0%, from $819,000 at June 30, 2021 to $860,000 at March 31, 2022.  These increases were partially offset by decreases in cash and cash equivalents of $25.3 million, or 24.3%, from $104.4 million at June 30, 2021 to $79.1 million at March 31, 2022, loans held-for-sale of $12.0 million, or 83.2%, from $14.4 million at June 30, 2021 to $2.4 million at March 31, 2022, bank owned life insurance of $642,000, or 8.9%, from $7.2 million at June 30, 2021 to $6.6 million at March 31, 2022, real estate owned of $383,000, or 100.0%, from $383,000 at June 30, 2021 to none at March 31, 2022, and accrued interest receivable of $77,000, or 6.6%, from $1.2 million at June 30, 2021 to $1.1 million at March 31, 2022. The decrease in cash and cash equivalents was primarily due to the funding of additional loan growth with excess liquidity.  The increase in loans receivable, net, was primarily due to an increase of $24.0 million, or 24.9%, in commercial real estate loans.

Index
Discussion of Financial Condition Changes from June 30, 2021 to March 31, 2022 (continued)

The pipeline for our commercial loan originations remains strong.  The increase in investment securities was primarily due to security purchases of $34.6 million offset by principal repayments on mortgage backed securities of $14.2 million.  The decrease in loans held-for-sale primarily reflected a reduction in loans originated for sale during the nine-month period.

Cash and Cash Equivalents

Cash and cash equivalents decreased $25.3 million, or 24.3%, from $104.4 million at June 30, 2021 to $79.1 million at March 31, 2022. The decrease in cash and cash equivalents was primarily due to the funding of addition loan growth with excess liquidity.

Loans Receivable, Net

Loans receivable, net, increased by $26.4 million, or 7.8%, to $362.8 million at March 31, 2022 compared to $336.4 million at June 30, 2021.  The increase in loans receivable, net was primarily due to increases in commercial real estate loans of $24.0 million, one-to-four-family residential loans of $16.0 million, construction loans of $6.3 million, equity line-of-credit loans of $2.2 million, land loans of $1.4 million, and equity and second mortgage loans of $4,000, partially offset by decreases in commercial non-real estate loans of $22.7 million, multi-family residential loans of $1.1 million and consumer loans of $158,000.

Loans Held-for-Sale

Loans held-for-sale decreased $12.0 million, or 83.2%, from $14.4 million at June 30, 2021 to $2.4 million at March 31, 2022.  The decrease in loans held-for-sale results primarily from the decrease in the origination volume during the first nine months of fiscal year 2022 due primarily to a decrease in refinance activity during the period.

Investment Securities

Investment securities amounted to $103.2 million at March 31, 2022 compared to $84.3 million at June 30, 2021, an increase of $18.9 million, or 22.5%.  The increase in investment securities was primarily due to held-to-maturity security purchases of $34.6 million offset by principal repayments on mortgage backed securities of $14.2 million.

Premises and Equipment, Net

Premises and equipment, net increased $1.4 million, or 9.2%, to $16.3 million at March 31, 2022 compared to $14.9 million at June 30, 2021.  The increase in premises and equipment was primarily due to the construction of the Company’s new Huntington branch on Pines Road which opened as a full service branch on December 20, 2021.

Asset Quality

At March 31, 2022, the Company had $341,000, or 0.06%, of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $1.4 million on non-performing assets at June 30, 2021, consisting of three single-family residential loans at March 31, 2022, compared to six commercial real estate loans to one borrower, three single-family residential loans, and one commercial real estate property and one single family residence in other real estate owned at June 30, 2021.  At March 31, 2022, the Company had two single family residential loans and two commercial real estate loans classified as substandard compared to two single family residential loans and eight commercial real estate loans classified as substandard at June 30, 2021. There were no loans classified as doubtful at March 31, 2022 or June 30, 2021.

Index
Discussion of Financial Condition Changes from June 30, 2021 to March 31, 2022 (continued)

Total Liabilities

Total liabilities increased $9.0 million, or 1.7%, from $513.0 million at June 30, 2021 to $522.0 million at March 31, 2022 primarily due to increases in total deposits of $10.3 million, or 2.0%, to $516.9 million at March 31, 2022 compared to $506.6 million at June 30, 2021, partially offset by a decrease of $600,000, or 25.0%, in other borrowings from $2.4 million at June 30, 2021 to $1.8 million at March 31, 2022, a decrease of $470,000, or 17.3%, in other liabilities from $2.7 million at June 30, 2021 to $2.2 million at March 31, 2022, a decrease of $219,000, or 51.4%, in advances from borrowers for taxes and insurance from $426,000 at June 30, 2021 to $207,000 at March 31, 2022, and a decrease of $26,000, or 3.0%, in advances from the Federal Home Loan Bank from $867,000 at June 30, 2021 to $841,000 at March 31, 2022.  The increase in deposits was primarily due to a $17.2 million, or 13.1%, increase in non-interest bearing deposits from $131.0 million at June 30, 2021 to $148.2 million at March 31, 2022, a $9.3 million, or 10.5%, increase in money market deposits from $88.2 million at June 30, 2021 to $97.5 million at March 31, 2022, a $7.5 million, or 5.8%, increase in savings deposits from $129.1 million at June 30, 2021 to $136.6 million at March 31, 2022, and an increase in NOW accounts of $5.9 million, or 12.0%, from $49.3 million at June 30, 2021 to $55.2 million at March 31, 2022, partially offset by a decrease of $29.6 million, or 27.1%, in certificates of deposit from $109.0 million at June 30, 2021 to $79.4 million at March 31, 2022. The Company had $6.0 million in brokered deposits at March 31, 2022 compared to $10.7 million at June 30, 2021. The decrease in advances from the Federal Home Loan Bank was primarily due to principal paydowns on amortizing advances.  The entire balance in advances from the Federal Home Loan Bank are now short-term advances due to our only advance at March 31, 2022 having a balloon maturity in January 2023.

Shareholders’ Equity

Shareholders’ equity decreased $93,000, or 0.2%, to $52.6 million at March 31, 2022 from $52.7 million at June 30, 2021. The primary reasons for the changes in shareholders’ equity from June 30, 2021 were the repurchase of Company stock of $4.2 million, a decrease in the Company’s accumulated other comprehensive income of $1.1 million, and dividends paid totaling $1.0 million, partially offset by net income of $3.8 million, proceeds from the issuance of common stock from the exercise of stock options of $1.9 million, and the vesting of restricted stock awards, stock options, and the release of employee stock ownership plan shares totaling $530,000.

Regulatory Capital

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency (“OCC”).  At March 31, 2022, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements. At March 31, 2022, Home Federal Bank exceeded each of its regulatory capital requirements with tangible equity, common equity Tier 1, core, and total risk-based capital ratios of 9.61%, 14.85%, 9.61%, and 15.98%, respectively.

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2022 and 2021

General

The decrease in net income for the three months ended March 31, 2022, as compared to the prior year quarter resulted primarily from a $377,000, or 31.1%, decrease in non-interest income, a decrease of $174,000, or 3.9%, in net interest income, and an increase of $166,000, or 4.9%, in non-interest expense, partially offset by a decrease of $450,000, or 100.0%, in provision for loan losses, and a $126,000, or 31.9%, decrease in provision for income taxes. The decrease in the provision for loan losses for the three months ended March 31, 2022, was primarily due to improvement in economic and credit quality factors.

The decrease in net income for the nine months ended March 31, 2022 resulted primarily from a $1.5 million, or 34.7%, decrease in non-interest income, an increase of $373,000, or 3.6%, in non-interest expense, and a decrease of $227,000, or 1.8%, in net interest income, partially offset by a decrease of $1.7 million, or 96.5%, in provision for loan losses, and a decrease of $186,000, or 16.8%, in provision for income taxes. The decrease in the provision for loan losses for the nine-month period was primarily due to improvement in economic and credit quality factors.

Index
Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2022 and 2021 (continued)

Net Interest Income

The decrease in net interest income for the three months ended March 31, 2022 was primarily due to a $503,000, or 9.7%, decrease in total interest income, partially offset by a decrease of $329,000, or 43.7%, in total interest expense.  The Company’s average interest rate spread was 3.13% for the three months ended March 31, 2022 compared to 3.31% for the three months ended March 31, 2021. The Company’s net interest margin was 3.27% for the three months ended March 31, 2022 compared to 3.53% for the three months ended March 31, 2021.

The decrease in net interest income for the nine-month period was primarily due to a $1.4 million, or 9.0%, decrease in total interest income, partially offset by a $1.2 million, or 44.5%, decrease in total interest expense. The Company’s average interest rate spread was 3.03% for the nine months ended March 31, 2022 compared to 3.15% for the nine months ended March 31, 2021. The Company’s net interest margin was 3.19% for the nine months ended March 31, 2022 compared to 3.41% for the nine months ended March 31, 2021.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market area, and other factors related to the collectability of Home Federal Bank’s loan portfolio, the provision for loan losses was none and $61,000 for the three and nine months ended March 31, 2022, compared to $450,000 and $1.8 million in provisions made during the three and nine months ended March 31, 2021. The allowance for loan losses was $4.2 million, or 1.14% of total loans receivable, at March 31, 2022 compared to $4.4 million, or 1.26% of total loans receivable, at March 31, 2021.  At March 31, 2022, Home Federal Bank had $341,000 in non-performing loans and no other real estate owned which totaled $341,000 million in non-performing assets.

Non-interest Income

The $377,000 decrease in non-interest income for the three months ended March 31, 2022, compared to the prior year quarterly period, was primarily due to a decrease of $609,000 in gain on sale of loans, a $48,000 increase on loss on sale of real estate and fixed assets, and a $4,000 decrease in income from bank owned life insurance, partially offset by an increase of $226,000 in other non-interest income, and a $58,000 increase in service charges on deposit accounts.  The $1.5 million decrease in non-interest income for the nine months ended March 31, 2022 compared to the prior year nine-month period was primarily due to a decrease of $1.8 million in gain on sale of loans, an increase of $48,000 in loss on sale of real estate, and a decrease of $17,000 in income from bank owned life insurance, partially offset by an increase of $226,000 in other non-interest income, and a $107,000 increase in service charges on deposit accounts. The decreases in gain on sale of loans for both the quarter and nine-month periods were primarily due to a decrease in refinance activity causing a decrease in mortgage loan originations.  The Company sells most of its long-term fixed rate residential mortgage loan originations primarily in order to manage interest rate risk.  The increases in other non-interest income for both the quarter and nine-month periods were due to a $228,000 bank-owned life insurance claim on a retired bank executive officer.

Non-interest Expense

The $166,000 increase in non-interest expense for the three months ended March 31, 2022, compared to the same period in 2021, is primarily attributable to increases of $65,000 in other non-interest expenses, $62,000 in occupancy and equipment expense, $53,000 in audit and examination fees, $43,000 in advertising expense, $27,000 in franchise and bank shares tax expense, and $3,000 in deposit insurance premiums expense. The increases were partially offset by decreases of $45,000 in loan and collection expense, $27,000 in data processing expense, $9,000 in legal fees, and $6,000 in compensation and benefits expense.  The $373,000 increase in non-interest expense for the nine months ended March 31, 2022, compared to the same nine month period in 2021, is primarily attributable to increases of $163,000 in occupancy and equipment expense, $158,000 in compensation and benefits expense, $115,000 in advertising expense, $115,000 in audit and examination fees expense, $101,000 in franchise and bank shares tax expense, $97,000 in other non-interest expenses, and $11,000 in deposit insurance premium expense, partially offset by decreases of $200,000 in real estate owned valuation adjustment expense, $82,000 in loan and collection expense, $68,000 in legal fees, and $37,000 in data processing expense.

Index
Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2022 and 2021 (continued)

The aggregate compensation expense recognized by the Company for its Stock Option, Share Award and ESOP amounted to $148,000 and $530,000 for the three and nine months ended March 31, 2022, respectively, compared to $139,000 and $473,000 for three and nine months ended March 31, 2021, respectively.

The Louisiana bank shares tax is assessed on the Bank’s equity and earnings.  For the three and nine months ended March 31, 2022, the Company recognized franchise and bank shares tax expense of $132,000 and $403,000, respectively, compared to $105,000 and $302,000 for the same periods in 2021.

Income Taxes

Income taxes amounted to $269,000 and $922,000 for the three and nine months ended March 31, 2022, respectively, resulting in an effective tax rate of 17.4% and 19.5%.  Income taxes amounted to $395,000 and $1.1 million for the three and nine months ended March 31, 2021, respectively.

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

	Three Months Ended March 31,
	2022			2021
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$365,277	$4,277	4.75%	$359,414	$4,853	5.48%
Investment securities	102,549	380	1.50	66,428	308	1.88
Interest-earning deposits	61,733	35	0.23	84.661	34	0.16
Total interest-earning assets	$529,559	4,692	3.59%	$510,503	5,195	4.13%
Non-interest-earning assets	41,840			33,938
Total assets	$571,399			$544,441
Interest-bearing liabilities:
Savings accounts	$138,742	96	0.28%	$115,788	131	0.46%
NOW accounts	53,980	14	0.11	45,920	19	0.17
Money market accounts	94,986	28	0.12	77,451	45	0.24
Certificate accounts	80,850	256	1.29	132,423	528	1.62
Total interest-bearing deposits	368,558	394	0.43	371,582	723	0.79
Other Borrowings	2,400	20	3.35	2,399	19	3.21
FHLB advances	844	10	4.90	879	11	5.07
Total interest-bearing liabilities	$371,802	424	0.46%	$374,860	753	0.81%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	144,523			115,396
Other liabilities	2,659			2,433
Total liabilities	518,984			492,689
Total Stockholders’ Equity(1)	52,415			51,752

Total liabilities and equity	$571,399			$544,441

Net interest-earning assets	$157,757			$135,643

Net interest income; average interest rate spread(2)		$4,268	3.13%		$4,442	3.31%
Net interest margin(3)			3.27%			3.53%
Average interest-earning assets to average interest-bearing liabilities			142.43%			136.18%

(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Index
Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2022 and 2021 (continued)

	Nine Months Ended March 31,
	2022			2021
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$355,732	$12,985	4.86%	$371,247	$14,574	5.23%
Investment securities	95,141	1,066	1.49	62,039	910	1.95
Interest-earning deposits	78,223	101	0.17	71,087	76	0.14
Total interest-earning assets	$529,096	14,152	3.56%	$504,373	15,560	4.11%
Non-interest-earning assets	39,229			32,781
Total assets	$568,325			$537,154
Interest-bearing liabilities:
Savings accounts	$136,102	304	0.30%	$102,642	442	0.57%
NOW accounts	49,972	41	0.11	43,360	75	0.23
Money market accounts	89,624	79	0.12	74,629	185	0.33
Certificate accounts	91,642	973	1.41	145,450	1,869	1.71
Total interest bearing deposits	367,340	1,397	0.51	366,081	2,571	0.94
Other Borrowings	1,892	46	3.24	2,062	50	3.23
FHLB advances	853	31	4.84	941	34	4.81
Total interest-bearing liabilities	$370,085	1,474	0.53%	$369,084	2,655	0.96%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	142,661			113,897
Other liabilities	2,852			3,239
Total liabilities	515,598			486,220
Total Stockholders’ Equity(1)	52,727			50,934

Total liabilities and equity	$568,325			$537,154

Net interest-earning assets	$159,011			$135,289

Net interest income; average interest rate spread(2)		$12,678	3.03%		$12,905	3.15%
Net interest margin(3)			3.19%			3.41%
Average interest-earning assets to average interest-bearing liabilities			142.97%			136.66%

(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Index
Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2022 and 2021 (continued)

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings, and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets which provide liquidity to meet lending requirements.  Home Federal Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $28.7 million at March 31, 2022.

A significant portion of Home Federal Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents.   Home Federal Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At March 31, 2022, Home Federal Bank had $841,000 in advances from the Federal Home Loan Bank of Dallas and had $187.7 million in additional borrowing capacity.  Additionally, at March 31, 2022, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $20.4 million. There were no amounts purchased under this agreement as of March 31, 2022. In addition, the Company had available a $5.0 million line of credit agreement at March 31, 2022 with First National Bankers Bank. At March 31, 2022 there was a $1.8 million balance in the credit line.

At March 31, 2022, Home Federal Bank had outstanding loan commitments of $56.7 million to originate loans and commitments under unused lines of credit of $11.1 million. At March 31, 2022, certificates of deposit scheduled to mature in less than one year totaled $46.0 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale, as needed.

At March 31, 2022, Home Federal Bank exceeded each of its regulatory capital requirements with tangible equity, common equity Tier 1, core, and total risk-based capital ratios of 9.61%, 14.85%, 9.61%, and 15.98%, respectively.

Off-Balance Sheet Arrangements

At March 31, 2022, the Company did not have any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.

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

The Company’s repurchases of its common stock (split adjusted) made during the quarter ended March 31, 2022 are set forth in the table below, including stock-for-stock option exercises:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a) (b)
January 1, 2022 – January 31, 2022	46,016	$20.44	36,793	5,600
February 1, 2022 – February 28, 2022	7,800	$20.40	2,200	167,800
March 1, 2022 – March 31, 2022	20,724	$20.97	20,724	147,076
Total	74,540	$20.58	59,717	147,076

Notes to this table:

(a)
On November 18, 2020, the Company announced that its Board of Directors approved a tenth stock repurchase program for the repurchase of up to 170,000 shares or approximately 5.0% of its then outstanding shares of common stock. The tenth stock repurchase program was completed on January 21, 2022.

(b)
On February 16, 2022, the Company announced that its Board of Directors approved an eleventh stock repurchase program for the repurchase of up to 170,000 shares or approximately 5.0% of its then outstanding shares of common stock. The repurchase program does not have an expiration date.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: May 12, 2022	By:	/s/ Glen W. Brown
Glen W. Brown
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and
accounting officer)