Form 10-K
period 2022-06-30
Home Federal Bancorp, Inc. of Louisiana
filed 2022-09-26
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _________________.

Commission File Number 001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of Principal Executive Offices)	(Zip Code)

(318) 222-1145
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $0.01 per share)	HFBL	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☒
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate value of the 2,475,800 shares of Common Stock of the Registrant issued and outstanding on December 31, 2021, which excludes an aggregate of 922,607 shares held by all directors and executive officers of the Registrant, the Registrant’s Employee Stock Ownership Plan (“ESOP”) and Employees’ Savings and Profit Sharing Plan (“401(k) Plan”) as a group was $50.5 million.  This figure is based on the closing sales price of $20.382 per share of the Registrant’s Common Stock on December 31, 2021, the last business day of the Registrant’s second fiscal quarter.  Although directors and executive officers, the ESOP and 401(k) Plan were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of September 20, 2022: 3,108,145.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14.

Home Federal Bancorp Inc. of Louisiana
Form 10-K
For the Year Ended June 30, 2022

PART I

Item 1. Business

Home Federal Bancorp, Inc. of Louisiana, a Louisiana chartered corporation (“Home Federal Bancorp” or the “Company”), is the holding company for Home Federal Bank (“Home Federal Bank” or the “Bank”). Home Federal Bank is a federally chartered stock savings bank originally organized in 1924 as Home Building and Loan Association.  The Bank reorganized into the mutual holding company structure in January 2005 and changed its name to “Home Federal Bank” in 2009 as part of its business strategy to be recognized as a community bank.  Home Federal Bank’s home office and nine full service branch offices are located in Shreveport, Bossier City and Minden, Louisiana and serve the Shreveport-Bossier City-Minden combined statistical area. In September 2021, the Bank commenced operations at a loan production office in Minden, Louisiana, which converted to a full service branch in October 2021. In December 2021, the Bank opened its ninth full service branch office in southwest Shreveport. Home Federal Bank’s business primarily consists of attracting deposits from the general public and using those funds to originate loans.

As of June 30, 2022, Home Federal Bancorp’s only business activities are to hold all of the outstanding common stock of Home Federal Bank. Home Federal Bancorp is authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies, which may include the issuance of additional shares of common stock to raise capital or to support mergers or acquisitions and borrowing funds for reinvestment in Home Federal Bank.

Home Federal Bancorp does not own or lease any property but instead uses the premises, equipment, and furniture of Home Federal Bank. At the present time, Home Federal Bancorp employs only persons who are officers of Home Federal Bank to serve as officers of Home Federal Bancorp and may also use the support staff of Home Federal Bank from time to time. These other persons are not separately compensated by Home Federal Bancorp.

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

Market Area

Our primary market area for loans and deposits is in northwest Louisiana, particularly Caddo Parish and neighboring communities in Bossier and Webster Parishes, which are located in the Shreveport-Bossier City-Minden combined statistical area.

Our primary market area in northern Louisiana has a diversified economy with employment in services, government, and wholesale/retail trade constituting the basis of the local economy, with service jobs being the largest component.  The majority of the services are health care related as Shreveport has become a regional hub for health care.  The casino gaming industry also supports a significant number of the service jobs.  The energy sector has a prominent role in the regional economy, resulting from oil and gas exploration and drilling.

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

Lending Activities

General.  At June 30, 2022, our net loan portfolio amounted to $387.9 million, representing approximately 65.7% of total assets at that date. Historically, our principal lending activity was the origination of one-to-four family residential loans. At June 30, 2022, one-to-four family residential loans amounted to $120.0 million, or 30.6% of the total loan portfolio. In recent periods, we have sold a substantial amount of our fixed-rate conforming one-to-four family residential loans to correspondent banks. Commercial real estate loans amounted to $127.6 million, or 32.5% of the total loan portfolio, at June 30, 2022.

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

A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower, if the loans are fully secured by readily marketable securities. In addition, upon application, the Office of the Comptroller of the Currency permits a savings institution to lend up to an additional 15% of unimpaired capital and surplus to one borrower to develop domestic residential housing units. At June 30, 2022, our regulatory limit on loans to one borrower was $7.8 million, and the five largest loans or groups of loans to one borrower, including related entities, aggregated $7.0 million, $4.9 million, $4.5 million, $4.4 million, and $4.2 million. Each of our five largest loans or groups of loans was originated with strong guarantor support to known borrowers in our market area and was performing in accordance with its terms at June 30, 2022.

Loans to or guaranteed by general obligations of a state or political subdivision are not subject to the foregoing lending limits.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	June 30,
	2022		2021
	Amount	Percent of Total Loans	Amount	Percent of Total Loans
Real estate loans:
One-to-four family residential(1)	$120,014	30.57%	$97,607	28.60%
Commercial – real estate secured:
Owner occupied	71,871	18.30	61,502	18.02
Non-owner occupied	55,718	14.19	34,678	10.16
Total commercial-real estate secured	127,589	32.49	96,180	28.18
Multi-family residential	30,411	7.75	31,015	9.09
Land	22,127	5.64	16,260	4.77
Construction	27,884	7.10	15,337	4.49
Home equity loans and second mortgage loans	1,587	0.40	1,267	0.37
Equity lines of credit	17,831	4.54	12,788	3.75
Total real estate loans	347,443	88.49	270,454	79.25
Commercial business	44,487	11.33	69,891	20.48
Consumer non-real estate loans:
Savings accounts	266	0.07	430	0.13
Consumer loans	439	0.11	485	0.14
Total non-real estate loans	45,192	11.51	70,806	20.75
Total loans	392,635	100.00%	341,260	100.00%
Less:
Allowance for loan losses	(4,451)		(4,122)
Deferred loan fees	(311)		(744)
Net loans receivable (1)	$387,873		$336,394

(1)	Does not include loans held-for-sale amounting to $4.0 million and $14.4 million at June 30, 2022 and 2021, respectively.

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

In recent periods, we have originated and sold a substantial amount of our fixed-rate conforming mortgages to correspondent banks. For the year ended June 30, 2022, we originated $148.1 million of one-to-four family residential loans and sold $87.2 million of such loans. Our residential loan originations primarily consist of conventional, rural development, FHA, and VA loans.

The following table shows total loans originated, sold, and repaid during the periods indicated.

	Year Ended June 30,
	2022	2021
	(In thousands)
Loan originations:
One-to-four family residential	$148,081	$249,095
Commercial — real estate secured:
Owner occupied	31,649	17,180
Non-owner occupied	33,216	16,350
Multi-family residential	4,951	26,391
Commercial business	48,253	33,707
Land	21,793	17,750
Construction	35,916	16,976
Home equity loans and lines of credit and other consumer	15,750	12,327
Total loan originations	339,609	389,776
Loans purchased	--	--
Total loan originations and loans purchased	339,609	389,776
Loans Sold	(87,238)	(198,797)
Loan principal repayments	(199,431)	(212,577)
Total loans sold and principal repayments	52,940	(411,374)
Increase (decrease) due to other items, net(1)	$(11,910)	(1,935)
Net (decrease) increase in loan portfolio	$41,030	$(23,533)

(1)          Other items consist of deferred loan fees, the allowance for loan losses, and loans held-for-sale at year end.

Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, we concentrate our lending activity in our primary market area in Caddo, Bossier and Webster Parishes, Louisiana and the surrounding area. Subject to our loans-to-one borrower limitation, we are permitted to invest without limitation in residential mortgage loans and up to 400% of our capital in loans secured by non-residential or commercial real estate. We also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, we may invest up to 10% of our total assets in secured and unsecured loans for commercial, corporate, business, or agricultural purposes. At June 30, 2022, we were within each of the above lending limits.

During fiscal 2022 and 2021, we sold $87.2 million and $198.8 million of loans, respectively. We recognized gain on sale of loans of $2.0 million and $4.3 million during fiscal 2022 and 2021, respectively. Loans were sold during these periods primarily to other financial institutions. Such loans were sold against forward sales commitments with servicing released and without recourse after a certain period of time, typically 90 days. The loans sold primarily consisted of long-term, fixed rate residential real estate loans. These loans were originated during this period of historically low interest rates and were sold to reduce our interest rate risk. We will continue to sell loans in the future to the extent we believe the interest rate environment is unfavorable and interest rate risk is unacceptable.

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of June 30, 2022, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	One-to- Four Family Residential	Commercial Real Estate Secured	Multi Family Residential	Commercial Business	Land	Construction	Home Equity Loans and Lines of Credit and Other Consumer	Total
	(In thousands)
Amounts due after June 30, 2022 in:
One year or less	$7,005	$13,236	$8,482	$9,503	$5,134	$26,427	$5,220	$75,007
After one year through two years	5,219	15,060	--	6,396	5,945	504	1,768	34,892
After two years through three years	7,267	5,571	1,680	4,471	3,051	--	831	22,871
After three years through five years	34,328	33,379	7,600	10,239	5,290	--	5,147	95,983
After five years through ten years	18,984	57,586	3,572	9,301	2,510	--	1,982	93,935
After ten years through fifteen years	9,396	2,257	6,152	4,577	197	953	4,893	28,425
After fifteen years	37,815	500	2,925	--	--	--	282	41,522

Total	$120,014	$127,589	$30,411	$44,487	$22,127	$27,884	$20,123	$392,635

The following table sets forth the dollar amount of all loans at June 30, 2022, before net items, due after June 30, 2023, which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable-Rate	Total
		(In thousands)
One-to-four family residential	$91,585	$21,424	$113,009
Commercial — real estate secured	109,396	4,957	114,353
Multi-family residential	21,929	--	21,929
Commercial business	29,722	5,261	34,983
Land	14,986	2,007	16,993
Construction	1,057	400	1,457
Home equity loans and lines of credit and other consumer	7,098	7,805	14,903

Total	$275,773	$41,854	$317,627

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

One-to-Four Family Residential Real Estate Loans.  At June 30, 2022, $120.0 million, or 30.6%, of the total loan portfolio, before net items, consisted of one-to-four family residential loans.

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

At June 30, 2022, $98.2 million, or 81.8%, of our one-to-four family residential mortgage loans were fixed-rate loans. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Our fixed-rate loans generally are originated under terms, conditions, and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation and other investors in the secondary mortgage market. Consistent with our asset/liability management, we have sold a significant portion of our long-term, fixed rate loans.  Servicing is released on all loans sold except those loans sold to FNMA.

Although we offer adjustable rate loans, substantially all of the single-family loan originations over the last few years have consisted of fixed-rate loans due to the low interest rate environment. The adjustable-rate loans held in portfolio typically have interest rates which adjust on an annual basis. These loans generally have an annual cap of 1% on any increase or decrease and a cap of 6% above or below the initial rate over the life of the loan. Such loans are underwritten based on the initial rate plus 2%. At June 30, 2022, $21.8 million, or 18.2%, of our one-to-four family residential mortgage loans were adjustable rate loans.

Commercial Real Estate Secured Loans.  As of June 30, 2022, Home Federal Bank had outstanding $127.6 million of loans secured by commercial real estate, $71.9 million, or 18.3%, of which were owner occupied. It is the current policy of Home Federal Bank to lend in a first lien position on real property occupied as a commercial business property. Home Federal Bank offers fixed and variable rate commercial real estate loans. Home Federal Bank’s commercial real estate loans are limited to a maximum of 85% of the appraised value and have terms up to 15 years, however, the terms are generally no more than five years with amortization periods of 20 years or less. It is our policy that commercial real estate secured lines of credit are limited to a maximum of 85% of the appraised value of the property and shall not exceed three to five year amortizations.

Multi-Family Residential Loans.  At June 30, 2022, we had outstanding approximately $30.4 million of multi-family residential loans. Our multi-family residential loan portfolio includes income producing properties of five or more units and low income housing developments. We obtain personal guarantees on all properties other than those of the public housing authority for which they are not permitted.

Commercial Business Loans.  At June 30, 2022, we had outstanding approximately $44.5 million of non-real estate secured commercial loans. The decrease in this category in fiscal 2022, compared to fiscal 2021, was due to repayments on SBA PPP loans.  The business lending products we offer include lines of credit, inventory financing, and equipment loans. Commercial business loans and lines of credit carry more credit risk than other types of commercial loans. We attempt to limit such risk by making loans predominantly to small- and mid-sized businesses located within our market area and having the loans personally guaranteed by the principals involved. We have established underwriting standards in regard to business loans which set forth the criteria for sources of repayment, borrower’s capacity to repay, specific financial and collateral margins, and financial enhancements such as guarantees. The primary source of repayment is cash flow from the business and the general financial strength of the borrower.

Land Loans.  As of June 30, 2022, land loans were $22.1 million, or 5.6%, of the total loan portfolio, before net items. Land loans include land which has been acquired for the purpose of development and unimproved land. Our loan policy provides for loan-to-value ratios of 50% for unimproved land loans. Land loans are originated with fixed rates and terms up to five years with longer amortizations. Although land loans generally are considered to have greater credit risk than certain other types of loans, we expect to mitigate such risk by requiring personal guarantees and identifying other secondary sources of repayment for the land loan other than the sale of the collateral. It is our practice to only originate a limited amount of loans for speculative development to borrowers with whom our lenders have a prior relationship.

Construction Loans.  At June 30, 2022, we had outstanding approximately $27.9 million, or 7.1%, of construction loans which included loans for the construction of residential and commercial property. Our residential construction loans typically have terms of six to twelve months with a takeout letter from Home Federal for the permanent mortgage. Our commercial construction loans include owner occupied commercial properties, pre-sold property, and speculative office property. As of June 30, 2022, we held $2.7 million of speculative construction loans.

Home Equity and Second Mortgage Loans.  At June 30, 2022, we held $1.6 million of home equity and second mortgage loans. These loans are secured by the underlying equity in the borrower’s residence. We do not require that we hold the first mortgage on the properties that secure the second mortgage loans. The amount of our second mortgage loans generally cannot exceed a loan-to-value ratio of 90% after taking into consideration the first mortgage loan. These loans are typically three-to-five year balloon loans with fixed rates and terms that will not exceed 10 years and contain an on-demand clause that allows us to call the loan in at any time.

Equity Lines of Credit.  We offer lines of credit secured by a borrower’s equity in real estate. These loans amounted to $17.8 million, or 4.5% of the total loan portfolio, before net items, at June 30, 2022.  The unused portion of equity lines was $11.4 million at June 30, 2022.  The rates and terms of such lines of credit depend on the history and income of the borrower, purpose of the loan, and collateral. Lines of credit will not exceed 90% of the value of the equity in the collateral.

Consumer Non-Real Estate Loans.  We are authorized to make loans for a wide variety of personal or consumer purposes. We originate consumer loans primarily in order to accommodate our customers. The consumer loans at June 30, 2022 consist of loans secured by deposit accounts with us, automobile loans, overdraft, and other unsecured loans.

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

We offer loans secured by deposit accounts held with us. These loans amounted to $266,000, or 0.07% of the total loan portfolio, before net items, at June 30, 2022. Such loans are originated for up to 100% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2%. These loans typically are payable on demand with a maturity date of one year.

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

Asset Quality

General.  During fiscal 2022, our annual review was completed in September 2021. The scope of the services provided included testing of credit underwriting, adherence to our loan policies, as well as regulatory policies, and recommendations regarding reserve allocations. We expect these reviews will be done roughly every twelve to eighteen months with our next review in the early fall of 2022.

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

Real estate and other assets we acquire as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold.  At June 30, 2022, we had no other real estate owned compared to one commercial real estate property and one single family residence at June 30, 2021.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	June 30,
	2022				2021
	30 – 89 Days Overdue		90 or More Days Overdue		30 – 89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
One-to-four family residential	4	$1,923	5	$387	1	$30	3	$176
Commercial – real estate secured	--	--	--	--	--	--	6	837
Multi-family residential	--	--	--	--	--	--	--	--
Commercial business	--	--	--	--	--	--	--	--
Land	--	--	--	--	--	--	--	--
Construction	--	--	--	--	--	--	--	--
Home equity loans and lines of credit and other consumer	1	24	--	--	--	--	--	--

Total delinquent loans	5	$1,947	5	$387	1	$30	9	$1,013

Delinquent loans to total net loans		0.50%		0.30%		0.01%		0.30%
Delinquent loans to total loans		0.50%		0.30%		0.01%		0.30%

Non-Performing Assets.  The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and real estate owned) at the dates indicated.

	June 30,
	2022	2021
	(Dollars in thousands)
Non-accruing loans:
One-to-four family residential	$2,157	$143
Commercial — real estate secured	--	837
Multi-family residential	--	--
Commercial business	--	--
Land	--	--
Construction	--	--
Home equity loans and lines of credit and other consumer	--	--
Total non-accruing loans	2,157	980
Accruing loans 90 days or more past due:
One-to-four family residential	26	33
Commercial — real estate secured	--	--
Multi-family residential	--	--
Commercial business	--	--
Land	--	--
Construction	--	--
Home equity loans and lines of credit and other consumer	--	--
Total non-performing loans(1)	2,183	1,013
Real estate owned, net	--	383
Total non-performing assets	$2,183	$1,396

Troubled debt restructurings (2)	212	--
Total non-performing assets and troubled debt restructurings	$2,395	$1,396

Total non-performing loans as a percent of loans, net	0.62%	0.30%
Total non-performing assets as a percent of total assets	0.37%	0.25%
Total non-performing assets and troubled debt restructurings as a percentage of total assets	0.41%	0.25%

(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
(2)	Troubled debt restructurings not included in non-accruing loans and accruing loans 90 days or more past due.

At June 30, 2022, the Company had $2.2 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $1.4 million of non-performing assets at June 30, 2021, consisting of seven single family residential loans at June 30, 2022, compared to three single family residential loans, six commercial real estate loans to one borrower, and one commercial real estate property and one single family residence in other real estate owned at June 30, 2021.  The increase in non-performing assets from $1.4 million at June 30, 2021 to $2.5 million at June 30, 2022 was primarily due to a $1.8 million loan relationship with one customer secured by multiple one-to-four family non-owner occupied homes designated as a troubled debt restructuring on non-accrual at June 30, 2022. At June 30, 2022, the Company had five single family residential loans and two commercial real estate loans classified as substandard compared to one single family residential loan and eight commercial real estate loans with six of those to one borrower classified as substandard at June 30, 2021. There were no loans classified as doubtful at June 30, 2022 or June 30, 2021.

Classified Assets.  Federal regulations require that each insured savings institution classify its assets on a regular basis and the amount of its valuation allowance is subject to review by Federal bank regulators. There are three classifications for problem assets: “substandard”, “doubtful”, and “loss”. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss, if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a higher possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful, or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset, or portion thereof, is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution’s classifications and amounts reserved. At June 30, 2022, we had $7.1 million in classified assets.  There were three residential mortgage loans designated as special mention totaling $352,000 and five commercial real estate and business loans designated as special mention totaling $2.8 million.  There were five residential loans for $2.2 million and two commercial real estate loans totaling $1.7 million classified as substandard.  There were no loans classified as doubtful or loss at June 30, 2022.

Allowance for Loan Losses.  At June 30, 2022, our allowance for loan losses amounted to $4.5 million. The allowance for loan losses is maintained at a level believed, to the best of our knowledge, to cover all known and inherent losses in the portfolio, both probable and reasonable, to be estimated at each reporting date. The level of allowance for loan losses is based on our periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing conditions. Historically, we have primarily engaged in originating single-family residential loans. Our management considers the deficiencies of all classified loans in determining the amount of allowance for loan losses required at each reporting date. Our management analyzes the probability of the correction of the substandard loans’ weaknesses and the extent of any known or inherent losses that we might sustain on them. During the fiscal year 2022, we recorded a provision for loan losses of $336,000, as compared to $1.8 million recorded for fiscal year 2021.

The decrease in the provision for fiscal year 2022 primarily reflects an improvement in our overall credit quality. Total non-performing loans increased by approximately $1.5 million as of June 30, 2022 compared to June 30, 2021.

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

The following table shows changes in our allowance for loan losses during the periods presented.  We had $31,000 and $2.0 million of loan charge-offs during fiscal 2022 and 2021, respectively.  Bad debt recoveries amounted to $24,000 during fiscal 2022.

	June 30,
	2022	2021
	(Dollars in thousands)
Total loans outstanding at end of period	$392,635	$341,260
Average loans outstanding	360,774	366,546
Allowance for loan losses, beginning of period	4,122	4,081
Provision for loan losses	336	1,800
Recoveries	24	202
Charge-offs	(31)	(1,961)
Allowance for loan losses, end of period	$4,451	$4,122

Allowance for loan losses as a percent of non-performing loans	174.91%	406.85%
Allowance for loan losses as a percent of loans outstanding	1.13%	1.21%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	2022		2021
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in thousands)
One-to-four family residential	$1,367	30.71%	$894	28.60%
Commercial – real estate secured	1,295	29.10	1,630	28.18
Multi-family residential	357	8.02	346	9.09
Commercial business	646	14.51	489	20.48
Land	305	6.85	407	4.77
Construction	282	6.34	160	4.49
Home equity loans and lines of credit and other consumer	199	4.47	196	4.39
Total	$4,451	100.00%	$4,122	100.00%

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

The following table sets forth certain information relating to our investment securities portfolio at the dates indicated.

	June 30,
	2022		2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Held-to-Maturity:
Mortgage-backed securities	$78,072	$67,737	$52,818	$52,699
Municipals	1,336	1,234	1,361	1,382
FNBB stock	250	250	250	250
FHLB stock	292	292	277	277
Total Securities Held-to-Maturity	79,950	69,513	54,706	54,608

Securities Available-for-Sale:
Mortgage-backed securities	30,250	28,099	29,201	29,550

Total Investment Securities	$110,200	$97,612	$83,907	$84,158

The following table sets forth the amount of investment securities which contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2022. The amounts reflect the fair value of our securities at June 30, 2022.

	Amounts at June 30, 2022 which Mature in
	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
	(Dollars in thousands)
Bonds and other debt securities:
Mortgage-backed securities	$--	--%	$4	2.28%	$1,334	1.60%	$94,498	1.91%
Municipals	--	--	218	1.05%	--	--	1,016	2.97%
Equity securities(1):
FNBB stock	--	--	--	--	--	--	250	1.25%
FHLB stock	--	--	--	--	--	--	262	1.23%

Total investment securities and bank stock	$--	--%	$222	1.07%	$1,334	1.60%	$96,026	1.92%

(1)	None of the listed equity securities has a stated maturity.

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

The following table sets forth the composition of our mortgage-backed securities portfolio at fair value at each of the dates indicated. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2022  and 2021.

	June 30,
	2022	2021
	(In thousands)
Fixed rate:
GNMA	$3,831	$5,327
FHLMC	34,906	13,806
FNMA	55,940	61,453
Total fixed rate	94,677	80,586
Adjustable rate:
GNMA	1,150	1,649
FHLMC	9	13
FNMA	--	1
Total adjustable-rate	1,159	1,663
Total mortgage-backed securities	$95,836	$82,249

Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at June 30, 2022 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2022.

	Amounts at June 30, 2022 Which Mature in
	One Year or Less		Weighted Average Yield	Over One through Five Years	Weighted Average Yield	Over Five Years	Weighted Average Yield
	(In thousands)
Fixed rate:
GNMA	$--		--%	$--	--%	$3,831	1.54%
FHLMC	--		--	--	--	34,906	1.72
FNMA	--		--	--	--	55,940	2.08
Total fixed-rate	--		--%	--	--%	94,677	1.92%

Adjustable rate:
GNMA	$--		--%	$1	2.79%	$1,149	0.02%
FHLMC	--		--	3	2.02	6	4.00
FNMA	--		--	--	0.00	--	--
Total adjustable rate	--		--%	$4	2.28%	$1,155	0.04%

Total		$--	--%	$4	2.28%	$95,832	1.90%

The following table sets forth the purchases, sales, and principal repayments of our mortgage-backed securities during the periods indicated.

	At or For the Year Ended June 30,
	2022	2021
	(Dollars in thousands)
Mortgage-backed securities at beginning of period	$82,019	$58,557
Purchases	44,103	51,763
Repayments	(17,716)	(28,157)
Sales	--	--
Amortizations of premiums and discounts, net	(84)	(144)

Mortgage-backed securities at end of period	$108,322	$82,019

Weighted average yield at end of period	1.68%	1.76%

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

Deposits.  We attract deposits principally from residents of Louisiana and particularly from Caddo and Bossier Parishes. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate. We utilize brokered certificates of deposit as a component of our strategy for lowering the overall cost of funds. The brokered certificates of deposit are callable by Home Federal Bank after twelve months. At June 30, 2022 and 2021, we had $6.0 million and $10.7 million, respectively, in brokered certificates of deposit.

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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	June 30,
	2022		2021
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(Dollars in thousands)
Certificate accounts:
0.00% - 0.99%	$36,150	6.80%	$37,756	7.45%
1.00% - 1.99%	28,559	5.37	30,588	6.04
2.00% - 2.99%	14,323	2.69	39,037	7.71
3.00% - 3.99%	1,252	0.23	1,628	0.32

Total certificate accounts	80,284	15.09	109,009	21.52

Transaction accounts:
Passbook savings	132,981	25.00	129,130	25.49
Non-interest-bearing demand accounts	161,142	30.29	131,014	25.86
NOW accounts	58,957	11.08	49,262	9.72
Money market	98,627	18.54	88,181	17.41

Total transaction accounts	451,707	84.91	397,587	78.48

Total deposits	$531,991	100.00%	$506,596	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended June 30,
	2022			2021
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in thousands)
Passbook savings	$136,139	$393	0.29%	$108,592	$565	0.52%
NOW accounts	51,412	57	0.11	44,655	90	0.20
Money market	91,862	108	0.12	77,198	216	0.28
Certificates of deposit	88,450	1,212	1.37	138,603	2,324	1.68
Total interest-bearing deposits	367,863	1,770	0.51	369,048	3,195	0.87
Non-Interest bearing demand accounts	$145,522	$--	--%	$118,662	$--	--%
Total deposits	$513,385	$1,770	0.51%	$487,710	$3,195	0.66%

The following table shows our deposit flows during the periods indicated.

	Year Ended June 30,
	2022	2021
	(In thousands)
Net deposits (withdrawals)	$24,351	$43,396
Interest credited	1,044	2,390
Total increase in deposits	$25,395	$45,786

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at June 30, 2022.

	Balance at June 30, 2022
	Maturing in the 12 Months Ending June 30,
Certificates of Deposit	2023	2024	2025	Thereafter	Total
	(In thousands)
0.00% - 0.99%	$24,466	$4,391	$2,158	$5,135	$36,150
1.00% - 1.99%	20,495	4,345	3,358	361	28,559
2.00% - 2.99%	5,810	8,059	454	--	14,323
3.00% - 3.99%	266	986	--	--	1,252
Total certificate accounts	$51,037	$17,781	$5,970	$5,496	$80,284

The following table shows the maturities of our certificates of deposit of $100,000 or more at June 30, 2022 by time remaining to maturity.

	Amount	Weighted Average Rate
	(Dollars in thousands)
September 30, 2022	$12,753	1.13%
December 31, 2022	5,441	0.66
March 31, 2023	5,597	0.80
June 30, 2023	14,183	1.08
After June 30, 2023	17,580	1.63
Total certificates of deposit with balances of $100,000 or more	$55,554	1.20%

The following table shows the maturities of our certificates of deposit in excess of the FDIC insurance limit (generally, $250,000) at June 30, 2022 by time remaining to maturity.

	Amount	Weighted Average Rate
	(Dollars in thousands)
September 30, 2022	$9,494	1.16%
December 31, 2022	2,592	0.85
March 31, 2023	1,169	0.36
June 30, 2023	6,115	0.93
After June 30, 2023	7,385	1.58
Total certificates of deposit with balances of $250,000 or more	$26,755	1.16%

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

As of June 30, 2022, we were permitted to borrow up to an aggregate total of $176.7 million from the Federal Home Loan Bank of Dallas. We had $832,000 and $867,000 of Federal Home Loan Bank advances outstanding at June 30, 2022 and 2021, respectively.  Additionally, at June 30, 2022, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $20.4 million.  There were no amounts purchased under this agreement as of June 30, 2022.  At June 30, 2022, Home Federal Bancorp had available a $10.0 million line of credit agreement with First National Bankers Bank, maturing June 28, 2023.  The line is secured by Home Federal Bank’s common stock and bears interest at the Prime Rate, which is subject to change when adjustments are made to Wall Street Journal Prime.  At June 30, 2022, the line had an outstanding balance of $2.4 million.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended June 30,
	2022	2021
FHLB advances:
Average balance outstanding	$848	$923
Maximum amount outstanding at any month-end during the period	864	1,060
Balance outstanding at end of period	832	867
Average interest rate during the period	4.83%	4.88%
Weighted average interest rate at end of period	4.84%	4.84%

At June 30, 2022, $832,000 of our borrowings were short-term (maturities of one year or less). Such short-term borrowings had a weighted average interest rate of 4.84% at June 30, 2022.

The following table shows maturities of Federal Home Loan Bank advances at June 30, 2022 or the years indicated:

Years Ending June 30,	Amount
(In thousands)
2023	$832
2024	--
2025	--
2026	--
2027	--
Thereafter	--
Total	$832

Subsidiaries

At June 30, 2022, the Company had one subsidiary, Home Federal Bank.  The Bank’s only subsidiary at such date was Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

Employees

Home Federal Bank had 70 full-time employees and four part-time employees at June 30, 2022. None of these employees are covered by a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.

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

2018 Regulatory Reform

In May 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in 2010 (the “Dodd-Frank Act”). While the Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory relief for community banks such as Home Federal Bank.

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

Holding Company Activities.  Home Federal Bancorp operates as a unitary savings and loan holding company and is permitted to engage only in the activities permitted for financial institution holding companies or for multiple savings and loan holding companies. Multiple savings and loan holding companies are permitted to engage in the following activities: (i) activities permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the Federal Reserve Board prohibits or limits such 4(c) activities); (ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting any insurance agency or escrow business; (iv) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or (vii) activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies. Under the Dodd-Frank Act, savings and loan holding companies became subject to statutory capital requirements. However, in May 2015, amendments to the SBHC Policy became effective.  The amendments made the SBHC Policy applicable to savings and loan holding companies, such as Home Federal Bancorp, and increased the asset threshold to qualify to be subject to the provisions of the SBHC Policy from $500 million to $1.0 billion. The 2018 regulatory reform increased the asset threshold to $3.0 billion. Savings and loan holding companies that have total assets of $3.0 billion or less are subject to the SBHC Policy and are not required to comply with the regulatory capital requirements set forth in the table below.  Such treatment continues until Home Federal Bancorp’s total assets exceed $3.0 billion or the Federal Reserve Board deems it to no longer be a small savings and loan holding company.

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

Effective January 1, 2020, qualifying community banking organizations may elect to comply with a greater than 9% community bank leverage ratio (the “CBLR”) requirement in lieu of the currently applicable requirements for calculating and reporting risk-based capital ratios. The CBLR is equal to Tier 1 capital divided by average total consolidated assets. In order to qualify for the CBLR election, a community bank must (i) have a leverage capital ratio greater than 9 percent, (2) have less than $10 billion in average total consolidated assets, (3) not exceed certain levels of off-balance sheet exposure and trading assets plus trading liabilities and (4) not be an advanced approaches banking organization. A community bank that meets the above qualifications and elects to utilize the CBLR is considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rules and is also considered to be “well capitalized” under the prompt corrective action rules.  As of June 30, 2022, Home Federal Bank has not made the CBLR election.

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

Core capital generally consists of common stockholders’ equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. Home Federal Bank had no intangible assets at June 30, 2022.  Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect Home Federal Bank’s regulatory capital.

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

At June 30, 2022, Home Federal Bank exceeded all of its regulatory capital requirements with tangible, common equity Tier 1, core, and risk-based capital ratios of 9.61%, 14.85%, 9.61% and 15.98%, respectively.

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

Capital Category	Total Risk- Based Capital	Tier 1 Risk- Based Capital	Common Equity Tier 1 Capital	Tier 1 Leverage Capital
Well capitalized	10% or more	8% or more	6.5% or more	5% or more
Adequately capitalized	8% or more	6% or more	4.5% or more	4% or more
Undercapitalized	Less than 8%	Less than 6%	Less than 4.5%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 4%	Less than 3%	Less than 3%

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

At June 30, 2022, Home Federal Bank was deemed a well-capitalized institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

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

At June 30, 2022, Home Federal Bank believes that it meets the requirements of the QTL test.

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

Federal Home Loan Bank System.  Home Federal Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 11 regional Federal Home Loan Banks that administer a home financing credit function primarily for its members. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. The Federal Home Loan Bank of Dallas is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At June 30, 2022, Home Federal Bank had $832,000 of Federal Home Loan Bank advances and $176.7 million available on its credit line with the Federal Home Loan Bank.

As a member, Home Federal Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to 0.038% of its total assets. At June 30, 2022, Home Federal Bank had  $292,000 in Federal Home Loan Bank stock, which was in compliance with the applicable requirement.

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

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve Bank. At June 30, 2022, Home Federal Bank had met its reserve requirement.

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

At June 30, 2022, the total federal pre-1988 reserve was approximately $3.3 million. The reserve reflects the cumulative effects of federal tax deductions by Home Federal Bank for which no federal income tax provisions have been made.

Corporate Dividends-Received Deduction.  Home Federal Bancorp may exclude from its income 100% of dividends received from Home Federal Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is 65% in the case of dividends received from corporations which a corporate recipient owns less than 80% but at least 20% of the distribution corporation. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 50% of dividends received.

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

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently conduct business from six full-service banking offices located in Shreveport, Louisiana, two full-service banking offices located in Bossier City, Louisiana and one full-service banking office located in Minden, Louisiana. The following table sets forth certain information, as of June 30, 2022, relating to Home Federal Bank’s offices, one property acquired for a future branch office and one property acquired for potential future administrative offices which is presently vacant.

Description/Address	Leased/Owned		Net Book Value of Property		Amount of Deposits

Building (Home Office) 222 Florida Street, Shreveport, LA	Owned		$	$ 1,746	$--
Building/ATM (Market Street Branch) 624 Market Street, Shreveport, LA	Owned			733	93,246
Building/ATM (Youree Drive Branch) 6363 Youree Drive, Shreveport, LA	Owned	(1)		655	165,831
Building/ATM (Southern Hills Branch) 9449 Mansfield Road, Shreveport, LA	Owned			1,913	69,027
Building/ATM (Viking Drive Branch) 2555 Viking Drive, Bossier City, LA	Owned			1,746	58,974
Building/ATM (Stockwell Branch) 7964 E. Texas Street, Bossier City, LA	Owned			1,556	45,695
Building/ATM (Northwood Branch) 5841 North Market Street, Shreveport, LA	Owned			1,526	37,321
Building/ATM (Pierremont Road Branch) 925 Pierremont Road, Shreveport, LA	Owned			2,138	48,952
Building (2) 614 Market Street, Shreveport, LA	Owned	(2)		343	--
Building/ATM (Huntington Branch) 6903 Pines Road, Shreveport, LA	Owned			1,985	3,270
Building/ATM (Minden Branch) 306 Homer Road, Minden, LA	Leased	(3)		$386	$9,675

(1)	The building is owned but the land is subject to an operating lease which was renewed effective March 15, 2018 for a ten-year period.
(2)	The building is vacant and available to serve as potential future administrative offices and storage.
(3)	The building is subject to an operating lease with a five year term expiring August 21, 2026.

Item 3. Legal Proceedings

Home Federal Bancorp and Home Federal Bank are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)          Home Federal Bancorp’s common stock is traded on the Nasdaq Capital Market under the symbol “HFBL.”  At September 20, 2022, Home Federal Bancorp had 183 shareholders of record.  The number of shareholders does not reflect the number of persons or entities who may hold stock in nominee or “street” name through brokerage firms or others.

(b)          Not applicable.

(c)          Purchases of Equity Securities.

The Company’s repurchases of its common stock made during the quarter ended June 30, 2022 are set forth in the table below, including stock-for-stock option exercises:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2022 – April 30, 2022	--	$--	--	143,076
May 1, 2022 – May 31, 2022	10,000	21.49	10,000	133,076
June 1, 2022 – June 30, 2022	3,000	19.56	3,000	130,076
Total	13,000	$21.04	13,000	130,076

Notes to this table:

(a)
On February 16, 2022, the Company announced that its Board of Directors approved an eleventh stock repurchase program for the repurchase of up to 170,000 shares or approximately 5.0% of its then outstanding shares of common stock. The repurchase program does not have an expiration date.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our profitability depends primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, investment securities, and interest-earning deposits in other institutions, and interest expense on interest-bearing deposits and borrowings from the Federal Home Loan Bank of Dallas. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. Our profitability also depends, to a lesser extent, on non-interest income, provision for loan losses, non-interest expenses, and federal income taxes. Home Federal Bancorp, Inc. of Louisiana had net income of $4.9 million in fiscal 2022 compared to net income of $5.4 million in fiscal 2021.

Our business consists primarily of originating single-family real estate loans secured by property in our market area and to a lesser extent, commercial real estate loans, commercial business loans, and real estate secured lines of credit which typically have higher rates and shorter terms than single-family loans. Although our loans are primarily funded by the acquisition of deposits and it is our policy to require commercial customers to have a deposit relationship with us, which primarily consists of NOW accounts or non-interest checking accounts.  Due to the continued low interest rate environment, we have sold a substantial amount of our fixed rate single-family residential loan originations in recent periods.  Because of a decrease in our average rate on our interest-bearing assets, partially offset by a decrease in our rate on total interest bearing liabilities, our net interest margin decreased from 3.31% to 3.27% during fiscal 2022 compared to 2021, and our net interest income increased $416,000 to $17.4 million for fiscal 2022 as compared to $16.9 million for fiscal 2021. We expect to continue to emphasize commercial lending in the future in order to improve the yield on our portfolio.

Home Federal Bancorp’s operations and profitability are subject to changes in interest rates, applicable statutes and regulations, and general economic conditions, as well as other factors beyond our control.

Business Strategy

Our business strategy is focused on operating a growing and profitable community-oriented financial institution. Our current business strategy includes:

•
Continuing to Grow and Diversify Our Loan Portfolio. We intend to grow and continue to diversify our loan portfolio by, among other things, emphasizing the origination of commercial real estate and business loans.  At June 30, 2022, our commercial real estate loans amounted to $127.6 million, or 32.5% of the total loan portfolio.  Our commercial business loans amounted to $44.5 million, or 11.3% of the total loan portfolio. Commercial real estate, commercial business, construction and development, and consumer loans all typically have higher yields and are more interest sensitive than long-term single-family residential mortgage loans.

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

•
Managing Our Expenses.  We have incurred significant additional expenses related to personnel and infrastructure in recent periods as we implemented our business strategy. Our efficiency ratio, net interest income plus non-interest income divided by non-interest expense, for 2022 was 69.59% compared to 61.55% for fiscal 2021.

•
Enhancing Core Earnings.  We expect to continue to emphasize commercial real estate and business loans, which generally bear interest rates higher than residential real estate loans, and sell a substantial part of our fixed rate residential mortgage loan originations.

•
Expanding Our Franchise in our Market Area and Contiguous Communities.  We intend to continue to pursue opportunities to expand our market area by opening additional de novo banking offices and possibly through acquisitions of other financial institutions and banking related businesses. We expect to focus on contiguous areas to our current locations in Caddo, Bossier and Webster Parishes. We announced our expansion into Webster Parish with a new loan production office in September 2021 which converted to a full-service branch in October 2021. In December 2021, we opened our ninth full-service branch location in West Shreveport.

•
Maintain Our Asset Quality.  At June 30, 2022, our non-performing assets totaled $2.5 million, or 0.43% of total assets. We had no balances in other real estate owned at June 30, 2022. We intend to continue to stress maintaining high asset quality, even as we continue to grow our institution and diversify our loan portfolio.

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

Allowance for Loan Losses.  We have identified the evaluation of the allowance for loan losses as a critical accounting policy and a critical accounting estimate where amounts are sensitive to material variation. The allowance for loan losses represents management’s estimate for probable losses that are inherent in our loan portfolio but which have not yet been realized as of the date of our consolidated balance sheet. It is established through a provision for loan losses charged to earnings. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will cover known and inherent losses in the loan portfolio based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impacted loans, value of collateral, estimated losses on our commercial and residential loan portfolios, and general amounts for historical loss experience. All of these estimates may be susceptible to significant changes as more information becomes available.

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

The allowance for loan losses is comprised of (i) specific reserves determined in accordance with current authoritative accounting guidance based on probable specific losses (ii) general reserve determined in accordance with current authoritative accounting guidance that consider historical loss experience, and (iii) qualitative reserves determined in accordance with current authoritative accounting guidance based upon qualitive factors, which include: 1) changes in lending policies, procedures, and practices; 2) changes in national and local economic trends and conditions; 3) changes in the nature and volume of the portfolio; 4) changes in the experience, ability, and depth of lending management and staff; 5) changes in the volume and loss severity of past due loans, the volume of non-accrual loans, and the volume and loss severity of adversely classified or graded loans; 6) changes in the quality of the Company’s loan review system; 7) changes in the value of underlying collateral for collateral-dependent loans; 8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations.

COVID-19

In light of the events surrounding the COVID-19 epidemic, the Company is continually assessing the effects of the pandemic on its employees, customers and communities.  In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted.  The CARES Act contains many provisions related to banking, lending, mortgage forbearance and taxation.  The Company has worked diligently to help support its customers through the SBA Paycheck Protection Program (“SBA PPP”), loan modifications and loan deferrals.  On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) became law.  The Economic Aid Act extended the authority to make SBA PPP loans through May 31, 2021.  As of June 30, 2022, Home Federal Bank has funded 597 SBA PPP loans totaling approximately $68.8 million to existing customers and key prospects located primarily in our trade area of NW Louisiana.  Our commercial lenders and operational support staff have worked diligently to accomplish what seemed to be an insurmountable task in providing a lifeline to our small community businesses.  We believe the customer interaction during this time provides a real opportunity to broaden and deepen our customer relationships while benefiting our community.  We have had $68.4 million of SBA PPP loans that have been forgiven which represents 99.4% of the total amount of loans funded.   The provision for loan losses for the year ended June 30, 2022 was $336,000 compared to $1.8 million for the year ended June 30, 2021. The decrease is mainly due to an improvement in our overall credit quality.

Selected Financial and Other Data

Set forth below is selected consolidated financial and other data of Home Federal Bancorp. The information at or for the years ended June 30, 2022 and 2021 is derived in part from the audited financial statements that appear in this Form 10-K.

	At June 30,
	2022	2021
	(In thousands)
Selected Financial and Other Data:
Total assets	$590,480	$565,731
Cash and cash equivalents	64,078	104,405
Securities available for sale	28,099	29,550
Securities held to maturity	79,950	54,706
Loans held-for-sale	3,978	14,427
Loans receivable, net	387,873	336,394
Deposits	531,991	506,596
Federal Home Loan Bank advances	832	867
Total Stockholders’ equity	52,347	52,725

	As of or for the Year Ended June 30,
	2022	2021
	(Dollars in thousands, except per share amounts)
Selected Operating Data:
Total interest income	$19,234	$20,245
Total interest expense	1,877	3,304
Net interest income	17,357	16,941
Provision for loan losses	336	1,800
Net interest income after provision for loan losses	17,021	15,141
Total non-interest income	3,476	5,452
Total non-interest expense	14,497	13,783
Income before income tax expense	6,000	6,810
Income tax expense	1,127	1,445
Net income	$4,873	$5,365
Earnings per share of common stock:
Basic	$1.50	$1.66
Diluted	$1.41	$1.57

	As of or for the Year Ended June 30,
	2022	2021

Selected Operating Ratios(1):
Average yield on interest-earning assets	3.62%	3.96%
Average rate on interest-bearing liabilities	0.51	0.89
Average interest rate spread(2)	3.11	3.07
Net interest margin(2)	3.27	3.31
Average interest-earning assets to average interest-bearing liabilities	143.32	137.46
Net interest income after provision for loan losses to non-interest expense	117.41	109.85
Total non-interest expense to average assets	2.54	2.53
Efficiency ratio(3)	69.59	61.55
Return on average assets	0.85	0.98
Return on average equity	9.24	10.45
Average equity to average assets	9.22	9.42
Dividend payout ratio	28.37	20.91

Selected Quality Ratios(4):
Non-performing loans as a percent of loans receivable, net	0.62%	0.30%
Non-performing assets as a percent of total assets	0.37	0.25
Allowance for loan losses as a percent of total loans receivable	1.13	1.21
Net charge-offs to average loans receivable	0.00	0.48
Allowance for loan losses as a percent of non-performing loans	174.96	406.85

Bank Capital Ratios(4):
Tangible capital ratio	9.65%	9.57%
Core capital ratio	9.65	9.57
Total capital ratio	15.62	17.88

Other Data:
Offices (branch and home)	9	8
Employees (full-time)	70	61

(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.
(2)
Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	Non-GAAP: The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable.

Changes in Financial Condition

At June 30, 2022, the Company reported total assets of $590.5 million, an increase of $24.7 million, or 4.4%, compared to total assets of $565.7 million at June 30, 2021. The increase in assets was comprised primarily of increases in loans receivable, net of $51.5 million, or 15.3%, from $336.4 million at June 30, 2021 to $387.9 million at June 30, 2022, investment securities of $23.8 million, or 28.2%, from $84.3 million at June 30, 2021 to $108.0 million at June 30, 2022, premises and equipment of $1.3 million, or 8.9%, from $14.9 million at June 30, 2021 to $16.2 million at June 30, 2022, and deferred tax assets of $324,000, or 39.6%, from $819,000 at June 30, 2021 to $1.1 million at June 30, 2022.  These increases were partially offset by decreases in cash and cash equivalents of $40.3 million, or 38.6%, from $104.4 million at June 30, 2021 to $64.1 million at June 30, 2022, loans held-for-sale of $10.4 million, or 72.4%, from $14.4 million at June 30, 2021 to $4.0 million at June 30, 2022, bank owned life insurance of $617,000, or 8.6%, from $7.2 million at June 30, 2021 to $6.6 million at June 30, 2022, real estate owned of $383,000, or 100.0%, from $383,000 at June 30, 2021 to none at June 30, 2022, other assets of $366,000, or 20.9%, from $1.8 million at June 30, 2021 to $1.4 million at June 30, 2022, and accrued interest receivable of $39,000, or 3.4%, from $1.2 million at June 30, 2021 to $1.1 million at June 30, 2022.

Loans receivable, net increased $51.5 million, or 15.3%, from $336.4 million at June 30, 2021 to $387.9 million at June 30, 2022. The increase in loans receivable, net was attributable primarily to increases in commercial real estate loans of $31.4 million, one-to-four family residential loans of $22.4 million, construction loans of $12.5 million, land loans of $5.9 million, equity lines of credit loans of $5.0 million, and equity and second mortgage loans of $320,000, partially offset by decreases in commercial business loans of $25.4 million, and consumer loans of $210,000.  With rising interest rates, management is reluctant to invest in long-term, fixed rate mortgage loans for the portfolio and instead sells the majority of the long-term, fixed rate mortgage loan production.

In recent periods we diversified the loan products we offer and increased our efforts to originate higher yielding commercial real estate loans and lines of credit and commercial business loans which were deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans. As of June 30, 2022, Home Federal Bank had $127.6 million of commercial real estate loans, 32.5% of the total loan portfolio, and $44.5 million of commercial business loans, 11.3% of the total loan portfolio. Although commercial loans are generally considered to have greater credit risk than other certain types of loans, we attempt to mitigate such risk by originating such loans in our market area to known borrowers.

Securities available-for-sale decreased $1.5 million, or 4.9%, from $29.6 million at June 30, 2021 to $28.1 million at June 30, 2022. This decrease resulted primarily from principal repayments of $9.5 million and a decrease in market values of securities of $2.5 million, partially offset by purchases of $9.3 million in mortgage-backed securities.

Securities held-to-maturity increased $25.2 million, from $54.7 million at June 30, 2021 to $79.9 million at June 30, 2022.  This increase was primarily due to purchases of $34.6 million of mortgage backed securities and purchases of $14,800 in FHLB stock, partially offset by principal repayments of $9.3 million. We chose to place these securities in held-to-maturity as part of our interest rate risk management strategy.

Cash and cash equivalents decreased $40.3 million, or 38.6%, from $104.4 million at June 30, 2021 to $64.1 million at June 30, 2022. The decrease in cash and cash equivalents was primarily due to the funding of additional loan growth and purchases of securities with excess liquidity.

Total liabilities increased $25.1 million, or 4.9%, from $513.0 million at June 30, 2021 to $538.1  million at June 30, 2022 primarily due to increases in total deposits of $25.4 million, or 5.0%, to $532.0 million at June 30, 2022 compared to $506.6 million at June 30, 2021, partially offset by a decrease of $111,000, or 4.1%, in other accrued expenses and liabilities from $2.7 million at June 30, 2021 to $2.6 million at June 30, 2022, a decrease of $72,000, or 16.9%, in advances from borrowers for taxes and insurance from $426,000 at June 30, 2021 to $354,000 at June 30, 2022, a decrease of $50,000, or 2.1%, in other borrowings from $2.4 million at June 30, 2021 to $2.3 million at June 30, 2022, and a decrease of $35,000, or 4.0%, in advances from the Federal Home Loan Bank from $867,000 at June 30, 2021 to $832,000 at June 30, 2022.  The increase in deposits was primarily due to a $30.1 million, or 23.0%, increase in non-interest bearing deposits from $131.0 million at June 30, 2021 to $161.1 million at June 30, 2022, a $10.4 million, or 11.8%, increase in money market deposits from $88.2 million at June 30, 2021 to $98.6 million at June 30, 2022, a $9.7 million, or 19.7%, increase in NOW accounts from $49.3 million at June 30, 2021 to $59.0 million at June 30, 2022, and an increase in savings deposits of $3.9 million, or 3.0%, from $129.1 million at June 30, 2021 to $133.0 million at June 30, 2022, partially offset by a decrease of $28.7 million, or 26.4%, in certificates of deposit from $109.0 million at June 30, 2021 to $80.3 million at June 30, 2022. The Company had $6.0 million in brokered deposits at June 30, 2022 compared to $10.7 million at June 30, 2021. The decrease in advances from the Federal Home Loan Bank was primarily due to principal paydowns on amortizing advances.  The entire balance in advances from the Federal Home Loan Bank are now short-term due to our only advance with a balloon maturity in January 2023.

Stockholders’ equity decreased $378,000, or 0.7%, to $52.3 million at June 30, 2022 from $52.7 million at June 30, 2021. The primary reasons for the changes in stockholders’ equity from June 30, 2021 were the repurchase of Company stock of $4.5 million, a decrease in the Company’s accumulated other comprehensive income of $2.0 million, and dividends paid totaling $1.4 million, partially offset by net income of $4.9 million, proceeds from the issuance of common stock from the exercise of stock options of $1.9 million, and the vesting of restricted stock awards, stock options, and the release of employee stock ownership plan shares totaling $671,000.

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

	June 30,
	2022			2021
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$360,774	$17,501	4.85%	$366,546	$18,913	5.16%
Investment securities	98,229	1,509	1.53	65,721	1,228	1.87
Interest-earning deposits	72,189	224	0.32	79,028	104	0.13
Total interest-earning assets	531,192	19,234	3.62%	511,295	20,245	3.96%
Non-interest-earning assets	40,426			33,784
Total assets	$571,618			$545,079
Interest-bearing liabilities:
Savings accounts	136,139	393	0.29%	108,592	565	0.52%
NOW accounts	51,412	57	0.11	44,655	90	0.20
Money market accounts	91,862	108	0.12	77,198	216	0.28
Certificates of deposit accounts	88,450	1,212	1.37	138,603	2,324	1.68
Total interest-bearing deposits	367,863	1,770	0.48	369,048	3,195	0.87
FHLB advances	848	41	4.83	923	45	4.88
Other bank borrowings	1,921	66	3.44	1,991	64	3.21
Total interest-bearing liabilities	370,632	1,877	0.51%	371,962	3,304	0.89%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	145,522			118,662
Other liabilities	2,741			3,092
Total liabilities	518,895			493,716
Total stockholders’ equity(2)	52,723			51,368

Total liabilities and equity	$571,618			$545,079
Net interest-earning assets	$160,560			$139,333

Net interest income; average interest rate spread(3)		$17,357	3.11%		$16,941	3.07%

Net interest margin(4)			3.27%			3.31%

Average interest-earning assets to average interest-bearing liabilities			143.32%			137.46%

(1)	Includes loans held for sale.
(2)	Includes retained earnings and accumulated other comprehensive loss.
(3)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by net average interest-earning assets.

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

	2022 vs. 2021			2021 vs. 2020
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(In thousands)
Interest income:
Investment securities	$(327)	$608	$281	$(255)	$(76)	$(331)
Loans receivable, net	(1,114)	(298)	(1,412)	(944)	1,422	478
Interest-earning deposits	129	(9)	120	(818)	580	(238)

Total interest-earning assets	(1,312)	301	(1,011)	(2,017)	1,926	91

Interest expense:
Savings accounts	(315)	143	(172)	(628)	493	(135)
NOW accounts	(48)	14	(34)	(147)	61	(86)
Money market accounts	(148)	41	(107)	(540)	29	(511)
Certificate accounts	(271)	(841)	(1,112)	(521)	(597)	(1,118)

Total deposits	(782)	(643)	(1,425)	(1,836)	(14)	(1,850)
FHLB advances and other borrowings	3	(5)	(2)	(22)	22	--
Total interest-bearing liabilities	(779)	(648)	(1,427)	(1,858)	8	(1,850)

Increase (Decrease) in net interest income	$(533)	$949	$416	$(159)	$1,918	$1,759
Comparison of Operating Results for the Years Ended June 30, 2022 and 2021

General. The decrease in net income for the year ended June 30, 2022 resulted primarily from a $2.0 million, or 36.2%, decrease in non-interest income, and an increase of $714,000, or 5.2%, in non-interest expense, partially offset by a decrease of $1.5 million, or 81.3%, in provision for loan losses, an increase of $416,000, or 2.5%, in net interest income, and a decrease of $318,000, or 22.0% in provision for income taxes. The decrease in the provision for loan losses is mainly due to an improvement in overall credit quality. The increase in net interest income was primarily due to a $1.4 million, or 43.2%, decrease in total interest expense, partially offset by a $1.0 million, or 5.0%, decrease in total interest income. The Company’s average interest rate spread was 3.11% for the year ended June 30, 2022 compared to 3.07% for the year ended June 30, 2021. The Company’s net interest margin was 3.27% for the year ended June 30, 2022 compared to 3.31% for the year ended June 30, 2021.

Net Interest Income.  Net interest income amounted to $17.4 million for fiscal year 2022, an increase of $416,000, or 2.5%, compared to $16.9 million for fiscal year 2021. The increase was due primarily to a decrease of $1.4 million in interest expense, partially offset by a $1.0 million decrease in total interest income.

The average interest rate spread increased from 3.07% for fiscal 2021 to 3.11% for fiscal 2022, while the average balance of interest-earning assets increased from $511.3 million to $531.2 million during the same periods. The percentage of average interest-earning assets to average interest-bearing liabilities increased to 143.32% for fiscal 2022 compared to 137.46% for fiscal 2021. The average rate paid on certificates of deposit decreased from 1.68% for fiscal 2021 to 1.37% for fiscal 2022. Net interest margin decreased to 3.27% for fiscal 2022 compared to 3.31% for fiscal 2021.

Interest income decreased $1.0 million, or 5.0%, to $19.2 million for fiscal 2022 compared to $20.2 million for fiscal 2021, primarily due to a decrease in interest income from loans of $1.4 million, partially offset by an increase in interest income from investment and mortgage-backed securities of $282,000, and an increase in interest income on other earning assets of $120,000.  The increase in the average balance of loans receivable was primarily due to new loans originated by our commercial lending division.  The average yield of the loan portfolio decreased by 12 basis points during fiscal 2022 mainly due to a lower interest rate environment.

Interest expense decreased $1.4 million, or 43.2%, to $1.9 million for fiscal 2022 compared to $3.3 million for fiscal 2021, primarily as a result of decreases in the average rate paid on interest-bearing deposits.

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

A provision of $336,000 was made to the allowance during fiscal 2022, compared to a provision of $1.8 million in fiscal 2021.  At June 30, 2022, the Company had $2.2 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $1.4 million of non-performing assets at June 30, 2021, consisting of seven single family residential loans at June 30, 2022, compared to three single-family residential loans, six commercial real estate loans to one borrower, and one commercial real estate property and one single family residence in other real estate owned at June 30, 2021.   The increase in non-performing assets from $1.4 million at June 30, 2021 to $2.5 million at June 30, 2022 was primarily due to a $1.8 million loan relationship with one customer secured by multiple one-to-four family non-owner occupied homes. At June 30, 2022, the Company had five single family residential loans and two commercial real estate loans classified as substandard compared to one single family residential loan and eight commercial real estate loans with six of those to one borrower classified as substandard at June 30, 2021. There were no loans classified as doubtful at June 30, 2022 or June 30, 2021.

Non-Interest Income.  Non-interest income amounted to $3.5 million for the year ended June 30, 2022, a decrease of $2.0 million, or 36.2%, compared to non-interest income of $5.5 million for the year ended June 30, 2021.   The $2.0 million decrease in non-interest income for the year ended June 30, 2022 compared to the prior year period was primarily due to a decrease of $2.3 million in gain on sale of loans, a $14,000 decrease in income from bank owned life insurance, and an increase of $6,000 in loss on sale of real estate, partially offset by an increase of $225,000 in other non-interest income, and a $156,000 increase in service charges on deposit accounts. The decrease in gain on sale of loans for the year ended June 30, 2022 was primarily due to a decrease in refinance activity causing a decrease in mortgage loan originations.  The Company sells most of its long-term fixed rate residential mortgage loan originations primarily in order to manage interest rate risk.  The increase in other non-interest income for the year ended June 30, 2022 was due to a $228,000 bank-owned life insurance claim on a retired bank executive officer.

Non-Interest Expense.  Non-interest expense increased $714,000, or 5.2%, in fiscal 2022 compared to the prior year period. The $714,000 increase in non-interest expense for the year ended June 30, 2022, compared to the prior year period,  is primarily attributable to increases of $354,000 in compensation and benefits expense, $299,000 in occupancy and equipment expense, $139,000 in advertising expense, $128,000 in franchise and bank shares tax expense, $95,000 in audit and examination fees, $70,000 in data processing expense, $52,000 in other non-interest expense, and a $17,000 increase in deposit insurance premium expense, partially offset by decreases of $200,000 in real estate owned valuation adjustment expense, $146,000 in loan and collection expense, and $94,000 in legal fees.

Provision for Income Tax Expense.  The provision for income taxes amounted to $1.1 million and $1.4 million for the fiscal years ended June 30, 2022 and 2021, respectively. Our effective tax rate was 18.8% for fiscal 2022 and 21.2% for fiscal 2021.

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

Although long-term, fixed-rate mortgage loans made up a significant portion of our interest-earning assets at June 30, 2022, we sold a substantial amount of our one-to-four family residential loans we originated and maintained a significant portfolio of available-for-sale securities during the past few years in order to better position the Company for a rising interest rate environment in the long term.  At June 30, 2022 and 2021, securities available-for-sale amounted to $28.1 million and $29.6 million, respectively, or 4.8% and 5.2%, respectively, of total assets at such dates.

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

Net Portfolio Value.  Our interest rate sensitivity is monitored by management through the use of a model which internally generates estimates of the change in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of June 30, 2022:

Change in Interest Rates in	Net Portfolio Value			NPV as % of Portfolio Value of Assets
Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
300	$50,261	$(10,624)	(17.45)%	9.76%	(1.36)%
200	58,751	(2,134)	(3.50)	11.21	0.09
100	64,489	3,604	5.92	12.03	0.91
Static	60,885	--	--	11.12	--
(100)	66,700	5,815	9.55	11.79	(0.67)
(200)	62,259	1,374	2.26	10.71	(0.41)

Qualitative Analysis.  Our ability to maintain a positive “spread” between the interest earned on assets and the interest paid on deposits and borrowings is affected by changes in interest rates. Our fixed-rate loans generally are profitable, if interest rates are stable or declining since these loans have yields that exceed our cost of funds. If interest rates increase, however, we would have to pay more on our deposits and new borrowings, which would adversely affect our interest rate spread. In order to counter the potential effects of dramatic increases in market rates of interest, we have underwritten our mortgage loans to allow for their sale in the secondary market. Total loan originations amounted to $339.6 million for fiscal 2022 and $389.8 million for fiscal 2021, while loans sold amounted to $87.2 million and $198.8 million during the same respective periods. We have invested excess funds from loan payments and prepayments and loan sales in investment securities classified as available-for-sale. As a result, Home Federal Bancorp is not as susceptible to rising interest rates as it would be if its interest-earning assets were primarily comprised of long-term fixed rate mortgage loans. With respect to its floating or adjustable rate loans, Home Federal Bancorp writes interest rate floors and caps into such loan documents. Interest rate floors limit our interest rate risk by limiting potential decreases in the interest yield on an adjustable rate loan to a certain level. As a result, we receive a minimum yield even if rates decline farther, and the interest rate on the particular loan would otherwise adjust to a lower amount. Conversely, interest rate ceilings limit the amount by which the yield on an adjustable rate loan may increase to no more than six percentage points over the rate at the time of origination. Finally, we intend to place a greater emphasis on shorter-term consumer loans and commercial business loans in the future.

Liquidity and Capital Resources

Home Federal Bancorp maintains levels of liquid assets deemed adequate by management. Our liquidity ratio averaged 31.7% for the quarter ended June 30, 2022. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings, and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Our deposit accounts with the Federal Home Loan Bank of Dallas amounted to $11.9 million and $42.0 million at June 30, 2022 and 2021, respectively.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents. Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts. If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Dallas, which provide an additional source of funds. At June 30, 2022, we had $832,000 in advances from the Federal Home Loan Bank of Dallas and had $176.7 million in additional borrowing capacity.  Additionally, at June 30, 2022, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank, whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $20.4 million. There were no amounts purchased under this agreement as of June 30, 2022.  In addition, Home Federal Bancorp had available a $10.0 million line of credit agreement at June 30, 2022 with First National Bankers Bank.  At June 30, 2022 there was a $2.4 million balance in the credit line.

At June 30, 2022, the Company had outstanding loan commitments of $60.5 million to originate loans and commitments under unused lines of credit of $11.4 million. At June 30, 2022, certificates of deposit scheduled to mature in one year or less totaled $51.1 million, or 64.6% of total certificates of deposit. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment. We intend to utilize our high levels of liquidity to fund our lending activities. If additional funds are required to fund lending activities, we intend to sell our securities classified as available-for-sale, as needed.

At June 30, 2022, Home Federal Bank exceeded each of its capital requirements with tangible equity, common equity Tier 1, core, and total risk-based capital ratios of 9.65%, 14.47%, 9.65%, and 15.62%, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules, and have not had any such arrangements during the two years ended June 30, 2022.  See Notes 9 and 14 to the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and
Board of Directors
Home Federal Bancorp, Inc.
   of Louisiana and Subsidiary
Shreveport, Louisiana

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Home Federal Bancorp, Inc. of Louisiana, and its subsidiary (the Company) as of June 30, 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion
These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversite Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Allowance for Loan Losses

Description of the Matter

The Company’s loan portfolio totaled $341.3 million as of June 30, 2021, and the associated allowance for loan losses (ALL) was $4.1 million.  As discussed in notes 1 and 3 to the consolidated financial statements, the ALL is established to absorb probable credit losses inherent to the Company’s loan portfolio.  Management’s estimate for the probable credit losses is established through quantitative, as well as qualitative, factors.  The Company attributes portions of the allowance to loans that it evaluates individually and determines to be impaired.  For non-impaired loans, the allowance for loan losses is estimated based on historical default and/or loss information for pools of loans with similar risk characteristics and product types.  The Company’s methodology for determining the appropriate ALL also considers the imprecision inherent in the estimation process.  As a result, management adjusts the ALL for consideration of the potential impact of qualitative factors, which include: 1) changes in lending policies, procedures, and practices; 2) changes in national and local economic trends and conditions; 3) changes in the nature and volume of the portfolio; 4) changes in the experience, ability, and depth of lending management and staff; 5) changes in the volume and loss severity of past due loans, the volume of non-accrual loans, and the volume and loss severity of adversely classified or graded loans; 6) changes in the quality of the Company’s loan review system; 7) changes in the value of underlying collateral for collateral-dependent loans; 8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations. In addition and as a response to the COVID-19 pandemic, the Company also applied a qualitative factor related to this event, which is designed to absorb probable incurred loan losses that are negatively affected by the COVID-19 pandemic.

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

We evaluated the accuracy of management's inputs into the qualitative factor adjustments by comparing the inputs to the Company's historical loan performance data, third-party macroeconomic data and peer bank data.

With respect to the identification of qualitative factors, we evaluated 1) changes, assumptions and adjustments to the models; 2) sufficiency, availability and relevance of historical loss data used in the models; and 3) the risk factors used in the models. Further, we assessed whether the total amount of the qualitative estimate was consistent with the Bank's historical loss information, credit quality statistics, and publicly observable indicators of macroeconomic financial conditions and whether the total ALL amount was reflective of losses incurred in the loan portfolio as of the consolidated balance sheet date.

A Professional Accounting Corporation

We have served as the Company’s auditor from 2004 through 2021

Covington, Louisiana
September 28, 2021

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors Home
Federal Bancorp, Inc. of Louisiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Home Federal Bancorp, Inc. of Louisiana (the “Company”) as of June 30, 2022 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the period ended June 30, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and the results of its operations and its cash flows for the year ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for Loan Losses – Qualitative Factors

As described in Note 1 and Note 3 to the financial statements, the Company’s allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. The allowance for loan losses was $4.45 million at June 30, 2022, which is comprised of (i) specific reserves determined in accordance with current authoritative accounting guidance based on probable losses on specific loans (ii) general reserves determined in accordance with current authoritative accounting guidance that consider historical loss experience, and (iii) qualitative reserves. The qualitative reserve is based upon general economic conditions as well as other qualitative risk factors both internal and external to the Company and requires management to make judgments regarding the impact of qualitative factors on probable inherent losses. Of the total allowance for loan loss, the historical loss and qualitative reserve represented $4.35 million, and the specific reserve represented $102 thousand.

We identified the Company’s estimate of the qualitative factors in the allowance for loan loss as a critical audit matter. The principal considerations for that determination included the high degree of subjectivity and judgement in auditing management’s identification and measurement of the factors.

The primary procedures we performed to address this critical audit matter included the following. We performed substantive testing over management’s qualitative factors by evaluating the relevancy and reliability of the underlying data used to derive the qualitative factors, including comparison to internal, external and/or peer data to ensure movement in a directionally consistent manner. Based on the underlying data and our evidence gathered, we evaluated the reasonableness of management’s conclusion on the adjustment to the factors. We tested the accuracy of the mathematical application of the qualitative factors to adjust the historical loss experience.

/s/ FORVIS, LLP (Formerly, Dixon Hughes Goodman LLP)

We have served as the Company’s auditor since 2021.

Fort Worth, Texas

September 26, 2022

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Consolidated Balance Sheets
June 30, 2022 and 2021

	June 30,
	2022	2021
	(In Thousands)
ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $42,531 and $94,325 June 30, 2022 and 2021, Respectively)	$64,078	$104,405
Securities Available-for-Sale	28,099	29,550
Securities Held-to-Maturity (fair value June 30, 2022: $69,513; June 30, 2021: $54,608, Respectively)	79,950	54,706
Loans Held-for-Sale	3,978	14,427
Loans Receivable, Net of Allowance for Loan Losses (June 30, 2022: $4,451; June 30, 2021: $4,122, Respectively)	387,873	336,394
Accrued Interest Receivable	1,124	1,163
Premises and Equipment, Net	16,249	14,915
Bank Owned Life Insurance	6,597	7,214
Deferred Tax Asset	1,143	819
Real Estate Owned	-	383
Other Assets	1,389	1,755

Total Assets	$590,480	$565,731

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$161,142	$131,014
Interest-bearing	370,849	375,582
Total Deposits	531,991	506,596
Advances from Borrowers for Taxes and Insurance	354	426
Short-term Federal Home Loan Bank Advances	832	35
Long-term Federal Home Loan Bank Advances	-	832
Other Borrowings	2,350	2,400
Other Accrued Expenses and Liabilities	2,606	2,717

Total Liabilities	538,133	513,006

STOCKHOLDERS’ EQUITY
Preferred Stock - $0.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	-	-
Common Stock - $0.01 Par Value; 40,000,000 Shares Authorized: 3,387,839 and 3,350,966 Shares Issued and Outstanding at June 30, 2022 and 2021, Respectively	34	34
Additional Paid-in Capital	40,145	37,701
Unearned ESOP Stock	(639)	(754)
Retained Earnings	14,506	15,469
Accumulated Other Comprehensive (Loss) Income	(1,699)	275

Total Stockholders’ Equity	52,347	52,725

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$590,480	$565,731

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Consolidated Statements of Operations
For the Years Ended June 30, 2022 and 2021

	For the Years Ended June 30,
	2022	2021
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, including fees	$17,501	$18,913
Investment securities	4	5
Mortgage-backed securities	1,505	1,223
Other interest-earning assets	224	104

Total interest income	19,234	20,245

INTEREST EXPENSE
Deposits	1,770	3,195
Federal Home Loan Bank borrowings	41	45
Other bank borrowings	66	64

Total Interest Expense	1,877	3,304
Net Interest Income	17,357	16,941

PROVISION FOR LOAN LOSSES	336	1,800

Net Interest Income After Provision For Loan Losses	17,021	15,141

NON-INTEREST INCOME
Gain on sale of loans	1,982	4,319
Loss on sale of real estate and fixed assets	(48)	(42)
Income on Bank-Owned Life Insurance	113	127
Service charges on deposit accounts	1,147	991
Other income	282	57

Total Non-Interest Income	3,476	5,452

NON-INTEREST EXPENSE
Compensation and benefits	9,019	8,665
Occupancy and equipment	1,813	1,514
Data processing	820	750
Audit and examination fees	328	233
Franchise and bank shares tax	535	407
Advertising	329	190
Legal fees	358	452
Loan and collection	220	366
Real estate owned valuation adjustment	-	200
Deposit insurance premium	154	137
Other expenses	921	869

Total Non-Interest Expense	14,497	13,783
Income Before Income Taxes	6,000	6,810
PROVISION FOR INCOME TAX EXPENSE	1,127	1,445

Net Income	$4,873	$5,365

EARNINGS PER SHARE
Basic	$1.50	$1.66
Diluted	$1.41	$1.57

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
For the Years Ended June 30, 2022 and 2021

	For the Years Ended June 30,
	2022	2021
	(In Thousands)

Net Income	$4,873	$5,365

Other Comprehensive (Loss) Income, Net of Tax
Investment securities available-for-sale:
Net unrealized (losses) gains	(2,500)	(810)
Income Tax Effect	526	170
Other Comprehensive (Loss) Income	(1,974)	(640)
Total Comprehensive Income	$2,899	$4,725

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended June 30, 2022 and 2021

	Common Stock	Additional Paid-In Capital	Unearned ESOP Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In Thousands)
BALANCE - June 30, 2020	$22	$36,531	$(870)	$13,937	$915	$50,535

Share Awards Earned	-	153	-	-	-	153
ESOP Compensation Earned	-	217	116	-	-	333
Stock Options Exercised	-	705	-	-	-	705
Dividends Paid	-	-	-	(1,122)	-	(1,122)
Stock Split	12	(12)	-	-	-	-
Stock Options Vested	-	107	-	-	-	107
Company Stock Purchased	-	-	-	(2,711)	-	(2,711)
Net Income	-	-	-	5,365	-	5,365
Other Comprehensive Loss, Unrealized Loss on Debt Securities, Net of Tax	-	-	-	-	(640)	(640)
BALANCE - June 30, 2021	$34	$37,701	$(754)	$15,469	$275	$52,725

Share Awards Earned	-	117	-	-	-	117
ESOP Compensation Earned	-	343	116	-	-	459
Stock Options Exercised	-	1,889	-	-	-	1,889
Dividends Paid	-	-	-	(1,353)	-	(1,353)
Stock Options Vested	-	95	-	-	-	95
Company Stock Purchased	-	-	-	(4,484)	-	(4,484)
Net Income	-	-	-	4,873	-	4,873
Other Comprehensive Income, Unrealized Gain on Debt Securities, Net of Tax	-	-	-	-	(1,974)	(1,974)
BALANCE - June 30, 2022	$34	$40,145	$(638)	$14,505	$(1,699)	$52,347

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Years Ended June 30, 2022 and 2021

	For the Years Ended June 30,
	2022	2021
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,873	$5,365
Adjustments to Reconcile Net Income to Net
Cash Provided By Operating Activities
Gain on Sale of Loans	(1,982)	(4,319)
Net Amortization and Accretion on Securities	109	157
Amortization of Deferred Loan Fees	(805)	(1,326)
Provision for Loan Losses	336	1,800
Real Estate Owned Valuation Adjustment	-	200
Depreciation of Premises and Equipment	763	665
Net Loss on Sale of Real Estate	48	42
ESOP Compensation Expense	459	333
Stock Options Expense	95	107
Deferred Income Tax (Benefit) Expense	(324)	(61)
Federal Home Loan Bank Stock Certificate	-	(5)
Recognition and Retention Plan and Share Awards Expense	121	126
Decrease (Increase) in Cash Surrender Value on Bank Owned Life Insurance	617	(127)
Bad Debt Recovery	24	202
Changes in Assets and Liabilities:
Origination and Purchase of Loans Held-for-Sale	(87,238)	(194,574)
Sale and Principal Repayments on Loans Held-for-Sale	99,669	199,264
Accrued Interest Receivable	39	697
Other Operating Assets	366	62
Other Operating Liabilities	(111)	(276)

Net Cash Provided By Operating Activities	17,059	8,332

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Principal Collections, Net	(51,004)	21,841
Deferred Loan Fees Collected	372	634
Acquisition of Premises and Equipment	(2,574)	(2,354)
Proceeds from Sale of Real Estate	814	883
Improvements to Real Estate Owned Prior to Disposition	-	(124)
Activity in Available-for-Sale Securities:
Principal Payments on Mortgage-Backed Securities	8,400	21,712
Purchases of Securities	(9,484)	(10,086)
Activity in Held-to-Maturity Securities:
Purchases of Municipal Bonds	-	(1,130)
Purchases of FHLB Stock	(15)	-
Principal Payments on Mortgage-Backed Securities	9,317	6,445
Sale/Redemptions of Securities	-	2,437
Purchases of Securities	(34,619)	(41,678)

Net Cash Used in Investing Activities	(78,793)	(1,420)

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Cash Flows (Continued)
For the Years Ended June 30, 2022 and 2021

	For the Years Ended June 30,
	2022	2021
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$25,395	$45,786
Repayments of Advances from Federal Home Loan Bank	(35)	(193)
Dividends Paid	(1,353)	(1,122)
Company Stock Purchased	(4,484)	(2,593)
Net Decrease in Advances from Borrowers for Taxes and Insurance	(72)	(96)
Proceeds from Other Bank Borrowings	3,150	2,400
Repayment of Other Bank Borrowings	(3,200)	(2,300)
Proceeds from Stock Options Exercised	1,889	587
Recognition and Retention Plan Share Distributions	117	153

Net Cash Provided by Financing Activities	21,407	42,622

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(40,327)	49,534

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	104,405	54,871

CASH AND CASH EQUIVALENTS, END OF YEAR	$64,078	$104,405

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	1,892	3,331
Income Taxes Paid	1,115	1,475
Market Value Adjustment for Unrealized Gain on Debt Securities Available For Sale	2,500	(810)
Transfer from Loans to Other Real Estate	-	434

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

The Bank is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency (the OCC).  The Bank provides financial services to individuals, corporate entities, and other organizations through the origination of loans and the acceptance of deposits in the form of passbook savings, certificates of deposit, and demand deposit accounts.  Services are provided by nine branch offices, six of which are located in Shreveport, Louisiana, two in Bossier City and one in Minden, Louisiana. The Bank’s home office is located in Shreveport, Louisiana.

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

Significant Group Concentrations of Credit Risk
Most of the Company’s activities are provided to customers of the Bank by nine branch offices, six of which are located in the city of Shreveport, Louisiana, two in Bossier City, Louisiana and one in Minden.  The area served by the Bank is primarily the Shreveport-Bossier City-Minden combined statistical area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana.

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

At June 30, 2022 and 2021, cash and cash equivalents consisted of the following:

	2022	2021
	(In Thousands)
Cash on Hand	$1,495	$1,189
Demand Deposits at Other Institutions	40,758	59,591
Federal Funds Sold	21,825	43,625

Total	$64,078	$104,405

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

The Company held no trading securities as of June 30, 2022 and 2021.

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

The allowance for loan losses is comprised of (i) specific reserves determined in accordance with current authoritative accounting guidance based on probable specific losses (ii) general reserve determined in accordance with current authoritative accounting guidance that consider historical loss experience, and (iii) qualitative reserves determined in accordance with current authoritative accounting guidance based upon qualitive factors, which include: 1) changes in lending policies, procedures, and practices; 2) changes in national and local economic trends and conditions; 3) changes in the nature and volume of the portfolio; 4) changes in the experience, ability, and depth of lending management and staff; 5) changes in the volume and loss severity of past due loans, the volume of non-accrual loans, and the volume and loss severity of adversely classified or graded loans; 6) changes in the quality of the Company’s loan review system; 7) changes in the value of underlying collateral for collateral-dependent loans; 8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations.

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

Non-Direct Response Advertising
The Company expenses all advertising costs, except for direct-response advertising, as incurred.  Non-direct response advertising costs were $329,000 and $190,000 for the years ended June 30, 2022 and 2021, respectively.

In the event the Company incurs expense for material direct-response advertising, it will be amortized over the estimated benefit period.  Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits.  For the years ended June 30, 2022 and 2021, the Company did not incur any amount of direct-response advertising.

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

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	2022	2021
	(In Thousands)
Net Unrealized Gain (Loss) on Debt Securities Available-for-Sale	$(2,151)	$348
Tax Effect	452	(73)

Net-of-Tax Amount	$(1,699)	$275

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

(In Thousands)		June 30, 2022	June 30, 2021
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other Assets	$844	$858
Total Lease Right-of-Use Assets		$844	$858

Lease Liabilities
Operating lease liabilities	Other Accrued Expenses and Liabilities	$871	$876
Total Lease Liabilities		$871	$876

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

	June 30, 2022	June 30, 2021
Weighted-average remaining lease term
Operating lease	36.4 years	37.4 years
Weighted-average discount rate
Operating leases	3.00%	3.00%

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2.  Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$7,513	$1	$482	$7,032
FNMA Mortgage-Backed Certificates	17,753	-	1,067	16,686
GNMA Mortgage-Backed Certificates	4,984	-	603	4,381

Total Debt Securities	30,250	1	2,152	28,099

Total Securities Available-for-Sale	$30,250	$1	$2,152	$28,099

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$640	$-	$40	$600
FHLMC Mortgage-Backed Certificates	32,485	-	4,602	27,883
FNMA Mortgage-Backed Certificates	44,947	-	5,693	39,254

Total Debt Securities	78,072	-	10,335	67,737

Municipals	1,336	-	102	1,234

Equity Securities (Non-Marketable)
2,919 Shares – Federal Home Loan Bank	292	-	-	292
630 Shares – First National Bankers Bankshares, Inc.	250	-	-	250

Total Equity Securities	542	-	-	542

Total Securities Held-to-Maturity	$79,950	$-	$10,437	$69,513

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2.  Securities (Continued)
The amortized cost and fair value of securities by contractual maturity at June 30, 2022, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Debt Securities
Within One Year or Less	$-	$-	$-	$-
One through Five Years	5	5	-	-
After Five through Ten Years	1,389	1,334	-	-
Over Ten Years	28,856	26,760	78,072	67,737

	30,250	28,099	78,072	67,737

Municipals
Within One Year or Less	$-	$-	$-	$-
One through Five Years	-	-	228	218
After Five through Ten Years	-	-	-	-
Over Ten Years	-	-	1,108	1,016
	-	-	1,336	1,234

Other Equity Securities	-	-	542	542

Total	$30,250	$28,099	$79,950	$69,513

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2.  Securities (Continued)
The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$4,188	$33	$-	$4,221
FNMA Mortgage-Backed Certificates	18,666	486	-	19,152
GNMA Mortgage-Backed Certificates	6,347	1	171	6,177

Total Debt Securities	29,201	520	171	29,550

Total Securities Available-for-Sale	$29,201	$520	$171	$29,550

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$782	$17	$-	$799
FHLMC Mortgage-Backed Certificates	9,876	-	277	9,599
FNMA Mortgage-Backed Certificates	42,160	641	500	42,301

Total Debt Securities	52,818	658	777	52,699

Municipals	1,361	21	-	1,382

Equity Securities (Non-Marketable)
2,766 Shares – Federal Home Loan Bank	277	-	-	277
630 Shares – First National Bankers Bankshares, Inc.	250	-	-	250

Total Equity Securities	527	-	-	527

Total Securities Held-to-Maturity	$54,706	$679	$777	$54,608

The amortized cost and fair value of securities by contractual maturity at June 30, 2021, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Debt Securities
Within One Year or Less	$-	$-	$-	$-
One through Five Years	5,262	5,371	-	-
After Five through Ten Years	14,345	14,708	-	-
Over Ten Years	9,594	9,471	52,818	52,699

	29,201	29,550	52,818	52,699

Municipals
Within One Year or Less	$-	$-	$-	$-
One through Five Years	-	-	236	240
After Five through Ten Years	-	-	-	-
Over Ten Years	-	-	1,125	1,142
	-	-	1,361	1,382
Other Equity Securities	-	-	527	527

Total	$29,201	$29,550	$54,706	$54,608

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2.  Securities (Continued)
Information pertaining to securities with gross unrealized losses at June 30, 2022 and 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2022
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$1,335	$21,813	$816	$6,286

Total Securities Available-for-Sale	$1,335	$21,813	$816	$6,286

	June 30, 2022
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Held-to-Maturity

Mortgage-Backed Securities	$4,591	$35,930	$5,744	$31,807

Municipals	$102	$1,234	$-	$-
Total Securities Held-to-Maturity	$4,693	$37,164	$5,744	$31,807

	June 30, 2021
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$139	$4,522	$32	$1,633

Total Securities Available-for-Sale	$139	$4,522	$32	$1,633

	June 30, 2021
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Held-to-Maturity

Mortgage-Backed Securities	$777	$41,154	$-	$-

Total Securities Held-to-Maturity	$777	$41,154	$-	$-

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2.  Securities (Continued)
The unrealized losses on the Company’s investment in mortgage-backed securities at June 30, 2022 and 2021 were caused by interest rate changes.  The contractual cash flows of these investments are guaranteed by agencies of the U.S. government.  Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2022.

At June 30, 2022 and 2021, securities with a carrying value of $581,000 and $940,000, respectively, were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $176.7 million and $189.7 million, respectively, were pledged to secure FHLB advances.
Note 3.	Loans Receivable

Loans receivable at June 30, 2022 and 2021, are summarized as follows:

	2022	2021
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$120,014	$97,607
Commercial	127,589	96,180
Multi-Family Residential	30,411	31,015
Land	22,127	16,260
Construction	27,884	15,337
Equity and Second Mortgage	1,587	1,267
Equity Lines of Credit	17,831	12,788

Total Mortgage Loans	347,443	270,454

Commercial Loans	44,487	69,891
Consumer Loans
Loans on Savings Accounts	266	430
Other Consumer Loans	439	485

Total Consumer Other Loans	705	915
Total Loans	392,635	341,260

Less: Allowance for Loan Losses	(4,451)	(4,122)
Unamortized Loan Fees	(311)	(744)

Net Loans Receivable	$387,873	$336,394

An analysis of the allowance for loan losses follows:

	2022	2021
	(In Thousands)

Balance - Beginning of Year	$4,122	$4,081
Provision for Loan Losses	336	1,800
Recoveries	24	202
Loan Charge-Offs	(31)	(1,961)

Balance – End of Year	$4,451	$4,122

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.  Loans Receivable (Continued)

Fixed rate loans receivable, as of June 30, 2022, are scheduled to mature and adjustable rate loans are scheduled to re-price as follows (in thousands):

	Under	Over One	Over Five	Over
	One	to Five	to Ten	Ten
	Year	Years	Years	Years	Total
Loans Secured by One-to-Four		(In Thousands)
Family Residential
Fixed Rate	$6,619	$46,745	$18,985	$25,855	$98,204
Adjustable Rate	2,932	5,685	8,874	4,319	21,810
Other Loans Secured by Real Estate
Fixed Rate	34,619	75,311	64,282	14,338	188,550
Adjustable Rate	38,879	-	-	-	38,879
All Other Loans
Fixed Rate	2,284	16,378	9,301	4,577	32,540
Adjustable Rate	12,652	-	-	-	12,652

Total	$97,985	$144,119	$101,442	$49,089	$392,635

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

The following tables present the grading of loans, segregated by class of loans, as of June 30, 2022 and 2021:

June 30, 2022	Pass and Pass Watch	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$117,464	$352	$2,198	$-	$120,014
Commercial	123,292	2,548	1,749	-	127,589
Multi-Family Residential	30,411	-	-	-	30,411
Land	22,127	-	-	-	22,127
Construction	27,884	-	-	-	27,884
Equity and Second Mortgage	1,587	-	-	-	1,587
Equity Lines of Credit	17,831	-	-	-	17,831
Commercial Loans	44,275	212	-	-	44,487
Consumer Loans	705	-	-	-	705

Total	$385,576	$3,112	$3,947	$-	$392,635

June 30, 2021	Pass and Pass Watch	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$97,115	$358	$134	$-	$97,607
Commercial	93,468	-	2,712	-	96,180
Multi-Family Residential	31,015	-	-	-	31,015
Land	16,260	-	-	-	16,260
Construction	15,337	-	-	-	15,337
Equity and Second Mortgage	1,267	-	-	-	1,267
Equity Lines of Credit	12,788	-	-	-	12,788
Commercial Loans	67,087	2,804	-	-	69,891
Consumer Loans	915	-	-	-	915

Total	$335,252	$3,162	$2,846	$-	$341,260

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.  Loans Receivable (Continued)

Credit Quality Indicators (Continued)
An aging analysis of past due loans, segregated by class of loans, as of June 30, 2022 and 2021, is as follows:

June 30, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$-	$1,923	$387	$2,310	$117,704	$120,014	$26
Commercial	-	-	-	-	127,589	127,589	-
Multi-Family Residential	-	-	-	-	30,411	30,411	-
Land	-	-	-	-	22,127	22,127	-
Construction	-	-	-	-	27,884	27,884	-
Equity and Second Mortgage	-	-	-	-	1,587	1,587	-
Equity Lines of Credit	24	-	-	24	17,807	17,831	-
Commercial Loans	-	-	-	-	44,487	44,487	-
Consumer Loans	-	-	-	-	705	705	-

Total	$24	$1,923	$387	$2,334	$390,301	$392,635	$26

June 30, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
				(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$-	$30	$176	$206	$97,401	$97,607	$33
Commercial	-	-	837	837	95,343	96,180	-
Multi-Family Residential	-	-	-	-	31,015	31,015	-
Land	-	-	-	-	16,260	16,260	-
Construction	-	-	-	-	15,337	15,337	-
Equity and Second Mortgage	-	-	-	-	1,267	1,267	-
Equity Lines of Credit	-	-	-	-	12,788	12,788	-
Commercial Loans	-	-	-	-	69,891	69,891	-
Consumer Loans	-	-	-	-	915	915	-

Total	$-	$30	$1,013	$1,043	$340,217	$341,260	$33

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.  Loans Receivable (Continued)

Credit Quality Indicators (Continued)
The allowance for loan losses and recorded investment in loans for the year ended June 30, 2022 and 2021 was as follows:

	Real Estate Loans
June 30, 2022	Residential	Commercial	Multi- Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$894	$1,630	$346	$407	$160	$193	$489	$3	$4,122
Charge-Offs	(8)	(6)	-	-	-	(17)	-	-	(31)
Recoveries	4	-	-	-	-	20	-	-	24
Current Provision	477	(329)	11	(102)	122	1	157	(1)	336
Ending Balances	$1,367	$1,295	$357	$305	$282	$197	$646	$2	$4,451

Evaluated for Impairment:
Individually	106	129	-	-	-	-	38	-	273
Collectively	1,261	1,166	357	305	282	197	608	2	4,178

Loans Receivable:
Ending Balances – Total	$120,014	$127,589	$30,411	$22,127	$27,884	$19,418	$44,487	$705	$392,635
Ending Balances:
Evaluated for Impairment:
Individually	2,550	1,749	-	-	-	-	2,760	-	7,059
Collectively	$117,464	$125,840	$30,411	$22,127	$27,884	$19,418	$41,727	$705	$385,576

	Real Estate Loans
June 30, 2021	Residential	Commercial	Multi- Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$966	$568	$364	$1,024	$80	$126	$949	$4	$4,081
Charge-Offs	(40)	-	-	(907)	-	-	(1,014)	-	(1,961)
Recoveries	3	-	-	120	-	5	74	-	202
Current Provision	(35)	1,062	(18)	170	80	62	480	(1)	1,800
Ending Balances	$894	$1,630	$346	$407	$160	$193	$489	$3	$4,122

Evaluated for Impairment:
Individually	-	317	-	-	-	-	251	-	568
Collectively	894	1,313	346	407	160	193	238	3	3,554

Loans Receivable:
Ending Balances - Total	$97,607	$96,180	$31,015	$16,260	$15,337	$14,055	$69,891	$915	$341,260
Ending Balances:
Evaluated for Impairment:
Individually	492	2,712	-	-	-	-	2,804	-	6,008
Collectively	$97,115	$93,468	$31,015	$16,260	$15,337	$14,055	$67,087	$915	$335,252

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.  Loans Receivable (Continued)

Credit Quality Indicators (Continued)
The following table’s present loans individually evaluated for impairment, segregated by class of loans, as of June 30, 2022 and 2021:

June 30, 2022	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,550	$163	$2,387	$2,550	$106	$3,032
Commercial	1,749	-	1,749	1,749	129	1,811
Multi-Family Residential	-	-	-	-	-	-
Land	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Equity and Second Mortgage	-	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-	-
Commercial Loans	2,760	212	2,548	2,760	38	2,880
Consumer Loans	-	-	-	-	-	-

Total	$7,059	$375	$6,684	$7,059	$273	$7,723

June 30, 2021	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$492	$492	$-	$492	$-	$530
Commercial	2,712	1,596	1,116	2,712	317	3,384
Multi-Family Residential	-	-	-	-	-	-
Land	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Equity and Second Mortgage	-	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-	-
Commercial Loans	2,804	-	2,804	2,804	251	2,836
Consumer Loans	-	-	-	-	-	-

Total	$6,008	$2,088	$3,920	$6,008	$568	$6,750

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

Information about the Company’s TDRs is as follows (in thousands):

	June 30, 2022
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
One-to-Four Family	$-	$1,818	$1,818	1,818
Commercial Loans	$212	$-	$212	$212

	June 30, 2021
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial real estate	$-	$837	$837	$837

For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result, the loan is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of June 30, 2022, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.  Loans Receivable (Continued)

Credit Quality Indicators (Continued)
For each of the years ended June 30, 2022 and 2021, approximately $54,000 and $63,000, respectively, of interest was foregone on non-accrual loans.  Impaired loans consisted of non-accruing loans at June 30, 2022 and 2021, and TDRs at June 30, 2022 and 2021.  Impaired loans, segregated by class of loans, were as follows:

	2022	2021
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,194	$134
Commercial	-	2,712
Multi-Family Residential	-	-
Land	-	-
Construction	-	-
Equity and Second Mortgage	-	-
Equity Lines of Credit	-	-
Commercial Loans	212	-
Consumer Loans	-	-

Total	$2,406	$2,846

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 4.	Accrued Interest Receivable

Accrued interest receivable at June 30, 2022 and 2021 consisted of the following:

	2022	2021
	(In Thousands)
Accrued Interest on:
Mortgage Loans	$211	$203
Other Loans	742	826
Investments	4	2
Municipals	16	16
Mortgage-Backed Securities	151	116

Total	$1,124	$1,163

Note 5.	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	2022	2021
	(In Thousands)

Land	$4,570	$4,659
Buildings	14,258	12,571
Equipment	2,829	2,481
Construction in Progress	435	285
	22,092	19,996
Accumulated Depreciation	(5,843)	(5,081)

Total	$16,249	$14,915

Depreciation expense charged against operations for the years ended June 30, 2022 and 2021 was $763,000 and $665,000, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 6.	Deposits

Deposits at June 30, 2022 and 2021 are summarized as follows:

	Weighted	Weighted
	Average	Average
	Rate at	Rate at	2022		2021
	6/30/2022	6/30/2021	Amount	Percent	Amount	Percent
			(Dollars in Thousands)

Non-Interest Bearing	0.00%	0.00%	$161,142	30.29%	$131,014	25.86%
NOW Accounts	0.11%	0.11%	58,957	11.08%	49,262	9.72
Money Market	0.12%	0.12%	98,627	18.54%	88,181	17.41
Passbook Savings	0.26%	0.36%	132,981	25.00%	129,130	25.49
			451,707	84.91%	397,587	78.48

Certificates of Deposit	1.19%	1.51%	80,284	15.09%	109,009	21.52

Total Deposits			$531,991	100.00%	$506,596	100.00%

The composition of certificates of deposit accounts by interest rate is as follows:

	2022		2021
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

0.00% to 0.99%	$36,150	45.03%	$37,756	34.63%
1.00% to 1.99%	28,559	35.57%	30,588	28.07
2.00% to 2.99%	14,323	17.84%	39,037	35.81
3.00% to 3.99%	1,252	1.56%	1,628	1.49

Total Deposits	$80,284	100.00%	$109,009	100.00%

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 6.  Deposits (Continued)

Maturities of certificates of deposit accounts at June 30, 2022 are scheduled as follows:

			Weighted
Year Ending			Average
June 30,	Amount	Percent	Rate
	(Dollars in Thousands)

2023	$51,038	63.57%	0.97%
2024	17,781	22.15	2.00
2025	5,969	7.44	1.19
2026	3,335	4.15	0.73
2027	2,130	2.65	0.57
2028	31	0.04	0.04
Total	$80,284	100.00%	1.19%

Interest expense on deposits for the years ended June 30, 2022 and 2021 was as follows:

	2022	2021
	(In Thousands)

NOW and Money Market	$165	$306
Passbook Savings	393	565
Certificates of Deposit	1,212	2,324

Total	$1,770	$3,195

The aggregate amount of time deposits in denominations of $100,000 or more at June 30, 2022 and 2021 was $55.6 million and $77.5 million, respectively.

At June 30, 2022 and 2021, the Bank had brokered certificates of deposit totaling $6.0 million and $10.7 million, respectively.

Note 7.  Advances from Federal Home Loan Bank of Dallas

Pursuant to collateral agreements with the Federal Home Loan Bank of Dallas (FHLB), advances are secured by a blanket floating lien on first mortgage loans.  Total interest expense recognized amounted to $41,000 and $45,000 for fiscal years 2022 and 2021, respectively.

Advances at June 30, 2022 and 2021 consisted of the following:

	Advance Total
Contract Rate	2022	2021
	(In Thousands)

0.00% to 0.99%	$-	$-
1.00% to 1.99%	-	-
2.00% to 2.99%	-	-
3.00% to 3.99%	-	-
4.00% to 4.99%	832	867

Total	$832	$867

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 7.  Advances from Federal Home Loan Bank of Dallas (Continued)
Maturities of advances at June 30, 2022 are as follows (in thousands):

Year Ending
June 30,	Amount

2023	$832
2024	-
2025	-
2026	-
2027	-
Thereafter	-

Total	$832

Note 8.  Other Borrowings

At June 30, 2022 and 2021, the Company had available a $10.0 million and $5.0 million, respectively, line of credit agreement with First National Bankers Bank with the latest line maturing June 29, 2023. The line is secured by shares of the subsidiary Bank’s common stock and bears interest at an initial rate of 4.75%, subject to change when adjustments are made to Wall Street Journal Prime.  At June 30, 2022, the line had an outstanding balance of $2.4 million.   Interest expense amounted to $66,000 and $64,000 for the years ended June 30, 2022 and 2021, respectively.

Note 9.	Commitments

Lease Commitments

The Bank leases property for two branch facilities.

Future minimum rental payments resulting from the non-cancelable term of these leases are as follows (in thousands):

Year Ending
June 30,	Amount

2023	$31
2024	31
2025	31
2026	31
2027	31
Thereafter	31
Total	$186

Total rent expense paid under the terms of these leases for the years ended June 30, 2022 and 2021 amounted to $48,000 and $82,000, respectively.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 9.	Commitments (Continued)

The future minimum commitments for the on-line processing services are as follows (in thousands):

Year Ending
June 30,	Amount
(In Thousands)

2023	346
2024	317
Total	$663

Employment Contracts
The Company and the Bank have employment contracts with a certain key employee.  These contracts provide for compensation and termination benefits.  The future minimum commitments for the employment contracts are as follows (in thousands):

Year Ending
June 30,	Amount
(In Thousands)

2023	$194
2024	194
2025	194

Total	$582

Letters of Credit
At June 30, 2022, the Company had secured letters of credit in the aggregate amount of $28.8 million outstanding with the Federal Home Loan Bank, and $28.1 million expiring within one year.  These letters of credit were issued to secure public body deposits.  There were no outstanding borrowings associated with these letters of credit at June 30, 2022.

Note 10. Income Taxes

The Company and its subsidiary file consolidated federal income tax returns.  The current provision for federal and state income taxes is calculated on pretax accounting income adjusted by items considered to be permanent differences between book and taxable income.  Income tax expense for the years ended June 30, 2022 and 2021 is summarized as follows:

	2022	2021
	(In Thousands)

Current	$1,451	$1,506
Deferred	(324)	(61)

Total	$1,127	$1,445

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 10. Income Taxes (Continued)
The effective federal income tax rate for the years ended June 30, 2022 and 2021 was 18.78% and 21.2%, respectively.  Reconciliations of income tax expense at the statutory rate to the Company’s effective rates are as follows:

	2022	2021
	(In Thousands)

Computed at Expected Statutory Rate	$1,182	$1,430
Non-Taxable Income	(55)	-
Other	-	15

Provision for Income Tax Expense	$1,127	$1,445

At June 30, 2022 and 2021, temporary differences between the financial statement carrying amount and tax bases of assets that gave rise to deferred tax recognition were related to the effect of loan bad debt deduction differences for tax and book purposes, deferred stock option compensation, and supplemental employee retirement benefits.  The deferred tax expense or benefit related to securities available-for-sale has no effect on the Company’s income tax provision since it is charged or credited to the Company’s other comprehensive income or loss equity component.  A valuation allowance has been established to eliminate the deferred tax benefit of capital losses due to the uncertainty as to whether the tax benefits would be realized in future periods.

The net deferred income tax asset and liability consisted of the following components at June 30, 2022 and 2021:

	2022	2021
Deferred Tax Assets	(In Thousands)

Stock Option and SERP Compensation	$237	$225
Loans Receivable – Bad Debt Loss Allowance	869	800
Capital Losses	-	-
	1,106	1,025
Valuation Allowance	-	-

Total Deferred Tax Assets	$1,106	$1,025
Deferred Tax Liabilities
Market Value Adjustment to Available-for-Sale
Securities	452	(73)
Tax over Book Accumulated Depreciation	(415)	(133)
Total Deferred Tax Liabilities	37	(206)

Net Deferred Tax Asset	$1,143	$819

Included in retained earnings at June 30, 2022 and 2021 is approximately $3.3 million for which no deferred Federal income tax liability has been recorded. This amount consists of the total amount of bad debt reserves deducted for income tax reporting purposes prior to January 1, 1988. Under current tax law, these pre-1988 bad debt reserves are subject to recapture into taxable income if the Bank were to (a) make certain “non-dividend distributions,” which include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation or (b) cease to maintain a bank or thrift charter. The unrecorded deferred tax liability was approximately $693,000 at June 30, 2022 and 2021.

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

Note 11. Employee Benefit Plans

Effective November 15, 2004, the Bank adopted the Home Federal Bank Employees’ Savings and Profit Sharing Plan and Trust.  This plan complies with the requirements of Section 401(k) of the Internal Revenue Code.  Those eligible for this defined contribution plan must have completed twelve months of full time service and attained age 21.  For 2022, participating employees may make elective salary reduction contributions of up to $20,500 of their eligible compensation.  The Bank will contribute a basic “safe harbor” contribution of 3% of participant plan salary and will match 100% of the first 6% of plan salary elective deferrals.  The Bank is also permitted to make discretionary contributions to be allocated to participant accounts.  Pension costs, including administrative fees, attributable to the Bank’s 401(k) safe harbor plan for the years ended June 30, 2022 and 2021 were $245,000 and $237,000 respectively.

During fiscal year 2011, the Company established a Survivor Benefit Plan for the benefit of selected executives.  The purpose of the plan is to provide benefits to designated beneficiaries, if a participant dies while employed by the Company.  The plan is considered an unfunded plan for tax and ERISA purposes, and all obligations arising under the plan are payable from the general assets of the Company.  At June 30, 2022 and 2021, there were no obligations requiring accrual for this plan.

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

For the years ended June 30, 2022 and 2021, the Company recorded compensation expense totaling $42,817 and $41,329, respectively, to accrue the benefits required by the Supplemental Executive Retirement Agreements.  The Bank’s compensation expense under the agreement with Mr. Herndon was fully accrued as of December 31, 2017.

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

As compensation expense is incurred, the unearned ESOP shares account is reduced based on the original cost of the stock.  The difference between the cost and the average market price of shares released for allocation is applied to additional paid-in capital.  ESOP compensation expense for the years ended June 30, 2022 and 2021, was approximately $459,000 and $333,000, respectively.

The ESOP shares as of June 30, 2022 and 2021, were as follows:

	2022	2021
Allocated and Committed to be Released
Shares, Beginning of Year	250,566	264,548
Shares Allocated and Committed to be Released
During the Year	22,046	22,046
Shares Distributed During the Year	-	(36,028)
Unallocated and Unreleased Shares, as of Year End	125,145	147,191

Total ESOP Shares	397,757	397,757

Fair Value of Unreleased Shares (In Thousands)	$2,460	$2,870

Stock Price	$19.66	$19.50

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 13. Stock-Based Compensation

Stock Option Plans
On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the 2005 Option Plan) for the benefit of directors, officers, and other employees.  The aggregate number of shares of common stock reserved for issuance under the Option Plan totaled 317,736 (as adjusted).  Both incentive stock options and non-qualified stock options may be granted under the plan.  The 2005 Stock Option Plan terminated on June 8, 2015, however the 4,266 outstanding stock options as of June 30, 2022 will remain in effect for the remainder of their original ten year terms.

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan (the 2011 Option Plan, together with the 2005 Option Plan, the Option Plan) for the benefit of directors, officers, and other employees. The aggregate number of shares of common stock reserved for issuance under the 2011 Option Plan totaled 389,044 (as adjusted). The 2011 Option Plan terminated on December 23, 2021, however, the 49,356 outstanding options as of June 30, 2022 will remain in effect for the remainder of their original ten year term.

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

Stock Incentive Plans
On November 12, 2014, the shareholders of the Company approved the adoption of the Company’s 2014 Stock Incentive Plan (the 2014 Stock Incentive Plan) for the benefit of employees and non-employee directors as an incentive to contribute to the success of the Company and to reward employees for outstanding performance and the attainment of targeted goals.  The 2014 Stock Incentive Plan covers a total of 300,000 shares (as adjusted), of which no more than 75,000 shares (as adjusted), or 25% of the plan, may be share awards.  The balance of the plan is reserved for stock option awards which would total 225,000 (as adjusted) stock options assuming all the share awards are issued. All incentive stock options granted under the 2014 Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  On October 26, 2015, the Company granted a total of 69,000 (as adjusted) plan share awards and 207,000 (as adjusted) stock options to directors, officers, and other key employees vesting ratably over five years. On February 5, 2019, the Company granted a total of 6,000 (as adjusted) plan share awards and 27,000 (as adjusted) stock options (which includes 9,000 stock options forfeited from the October 26, 2015 grants) to key employees vesting ratably over five years. The 2014 Stock Incentive Plan cost is recognized over the five year vesting period.

On November 13, 2019, the shareholders of the Company approved the adoption of the Company’s 2019 Stock Incentive Plan which provides for a total of 250,000 shares (as adjusted) reserved for future issuance as stock awards or stock options. No more than 62,500 (as adjusted) shares, or 25%, may be granted as stock awards.  The balance of the plan is reserved for stock option awards.  On November 11, 2020, the Company granted a total of 62,500 (as adjusted) plan share awards and 187,500 (as adjusted) stock options to directors, officers and other key employees vesting ratably over five years. The Stock Incentive Plans costs are recognized over the five year vesting period.  As of June 30, 2022, there are 1,200 plan share awards and 18,000 stock options available for future grants under the Stock Incentive Plans.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 13.	Stock-Based Compensation (Continued)

Share Awards
Following is a summary of the status of the share awards outstanding under the Stock Incentive Plans during the fiscal years ended June 30, 2022 and 2021 (split adjusted):

	Awarded Shares
	2022	2021

Balance - Beginning of Year	66,100	18,200
Granted	-	62,500
Forfeited	(1,200)	-
Earned and Issued	(13,300)	(14,600)

Balance - End of Year	51,600	66,100

Compensation expense pertaining to the share awards under the Stock Incentive Plans was approximately $117,000 and $153,000 for the years ended June 30, 2022 and 2021, respectively.

Stock Options
Following is a summary of the status of the options outstanding under the Option Plan and Stock Incentive Plan during the fiscal years ended June 30, 2022 and 2021 (split adjusted):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Shares	Price	Term	Value
Outstanding at June 30, 2021	655,022	$10.11	4.45	$6,153,690
Granted	-	-
Exercised	(249,700)	7.56
Forfeited	(9,000)	15.63

Outstanding at June 30, 2022	396,322	$11.58	5.68	$3,201,824

Options Exercisable at June 30, 2022	239,122	$11.28	3.97	$2,002,808

Outstanding at June 30, 2020	562,864	$9.31	3.39	$1,744,623
Granted	187,500	11.86
Exercised	(82,342)	8.42
Forfeited	(13,000)	11.50

Outstanding at June 30, 2021	655,022	$10.11	4.45	$6,153,690

Options Exercisable at June 30, 2021	451,322	$9.18	2.29	$4,658,496

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 13.	Stock-Based Compensation (Continued)

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

A summary of the status of the Company’s nonvested options as of June 30, 2022 and changes during the year ended June 30, 2022 is as follows (split adjusted):

		Weighted
	Number of	Average
	Shares	Exercise Price
Nonvested at June 30, 2021	203,700	$12.96
Granted	-	-
Vested	(41,100)	12.19
Forfeited	(5,400)	15.63
Nonvested at June 30, 2022	157,200	$12.03

For the years ended June 30, 2022 and 2021, compensation expense charged to operations for stock options granted under the Stock Incentive Plans was $95,000 and $107,000, respectively.

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

No material gains or losses are anticipated as a result of these transactions.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 14.	Off-Balance Sheet Activities (Continued)

At June 30, 2022 and 2021, the following financial instruments were outstanding:

	Contract Amount
	2022	2021
	(In Thousands)
Commitments to Grant Loans	$11,365	$59,118
Unfunded Commitments Under Lines of Credit	60,487	9,677
	$71,852	$68,795

Fixed Rate Loans (3.50% - 5.00% in 2022; 2.375% - 3.375 % in 2021)	$71,852	$68,795
Variable Rate Loans (-% in 2022 and 2021)	-	-
	$71,852	$68,795

Cash Deposits
The Company periodically maintains cash balances in financial institutions that are in excess of insured amounts.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.  At June 30, 2022, we had $22.4 million in cash deposits over the insured limit of $250,000.

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

Other Credit Concentrations
The Bank has purchased, with recourse from the seller, loans from third-party mortgage originators.  These loans are serviced by these entities.  At June 30, 2022 and 2021, the balance of the loans outstanding being serviced by these entities was $10,000 and $9,000, respectively.

Interest Rate Floors and Caps
The Bank writes interest rate floors and caps into its variable rate mortgage loan contracts and loan servicing agreements in an attempt to manage its interest rate exposure.  Such floors and caps enable customers to transfer, modify, or reduce their interest rate risk, which, in turn, creates an off-balance sheet market risk to the Bank.  At June 30, 2022, the Bank’s loan portfolio contained approximately $47.0 million of loans in which the loan contracts or servicing agreements possessed interest rate floors and caps.

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

An analysis of the activity in loans made to such borrowers (both direct and indirect), including lines of credit, is summarized as follows for the years ended June 30, 2022 and 2021:

	2022	2021
	(In Thousands)

Balance – Beginning of Year	$4,692	$4,225
Additions	668	873
Principal Payments	(1,147)	(406)

Balance – End of Year	$4,213	$4,692

Deposits from related parties held by the Bank at June 30, 2022 and 2021 amounted to $3.6 million and $3.7 million, respectively.

Note 16.	Regulatory Matters

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

The Bank is required to maintain minimum capital ratios under OCC regulatory guidelines in order to ensure capital adequacy.  Management believes, as of June 30, 2022 and 2021, that the Bank met all OCC capital adequacy requirements to which it is subject.

As of June 30, 2022, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum capital ratios, which are different than those required to meet OCC capital adequacy requirements.

There are no conditions or events since that notification that management believes may have changed the Bank’s category.  The Bank was also classified as well capitalized at June 30, 2021.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 16.	Regulatory Matters (Continued)

The Bank’s actual and required capital amounts and ratios for OCC regulatory capital adequacy purposes are presented below as of June 30, 2022 and 2021:

				Required for Capital
		Actual		Adequacy Purposes
		Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
June 30, 2022
Core Capital	(1)	$56,035	9.65%	$17,428	3.00%
Common Equity Tier 1	(2)	56,035	14.47	26,142	4.50
Tangible Capital	(1)	56,035	9.65	8,714	1.50
Total Risk-Based Capital	(2)	60,486	15.62	30,976	8.00

June 30, 2021
Core Capital	(1)	$54,277	9.57%	$17,019	3.00%
Common Equity Tier 1	(2)	54,277	16.63	25,529	4.50
Tangible Capital	(1)	54,277	9.57	8,509	1.50
Total Risk-Based Capital	(2)	58,358	17.88	26,106	8.00
__________________________
(1) Amounts and Ratios to Adjusted Total Assets
(2) Amounts and Ratios to Total Risk-Weighted Assets

The Bank’s actual and required capital amounts and ratios to be well capitalized under prompt corrective action provisions are presented below as of June 30, 2022 and 2021:

				Required to be
		Actual		Well Capitalized
		Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
June 30, 2022
Tier 1 Leverage Capital	(1)	$56,035	9.65%	$29,046	5.00%
Common Equity Tier 1	(2)	56,035	14.47	37,760	6.50
Tier 1 Risk-Based Capital	(2)	56,035	14.47	46,474	8.00
Total Risk-Based Capital	(2)	60,486	15.62	38,720	10.00

June 30, 2021
Tier 1 Leverage Capital	(1)	$54,277	9.57%	$28,364	5.00%
Common Equity Tier 1	(2)	54,277	16.63	21,211	6.50
Tier 1 Risk-Based Capital	(2)	54,277	16.63	26,106	8.00
Total Risk-Based Capital	(2)	58,358	17.88	32,633	10.00
__________________________
(1) Amounts and Ratios to Adjusted Total Assets
(2) Amounts and Ratios to Total Risk-Weighted Assets

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 16.	Regulatory Matters (Continued)

The actual and required capital amounts and ratios applicable to the Bank for the years ended June 30, 2022 and 2021 are presented in the following tables, including a reconciliation of capital under generally accepted accounting principles (GAAP) to such amounts reported for regulatory purposes:

			Minimum for Capital
	Actual		Adequacy Purposes
June 30, 2022	Ratio	Amount	Ratio	Amount
	(Dollars in Thousands)

Total Equity, and Ratio to Average Total Assets	9.37%	$54,454
Investments in and Advances to
Nonincludable Subsidiaries		(118)
Unrealized Gains on Securities Available-for-Sale		1,699
Non-significant investments Capital Stock		-
Tangible Capital, and Ratio to Adjusted Total Assets	9.65%	$56,035	1.50%	$8,714
Tier 1 (Core) Capital, and Ratio to Adjusted Total Assets	9.65%	$56,035	3.00%	17,428
Tier 1 (Core) Capital, and Ratio to Risk-Weighted Assets	14.47%	56,035	4.50%	26,142
Allowance for Loan Losses		4,451
Excess Allowance for Loan Losses		-
Total Risk-Based Capital, and Ratio to Risk-Weighted Assets	15.62%	$60,486	8.00%	$30,976
Average Total Assets		$581,047
Adjusted Total Assets		$580,929
Risk-Weighted Assets		$387,195

			Minimum for Capital
	Actual		Adequacy Purposes
June 30, 2021	Ratio	Amount	Ratio	Amount
	(Dollars in Thousands)

Total Equity, and Ratio to Average Total Assets	9.63%	$54,670
Investments in and Advances to
Nonincludable Subsidiaries		(118)
Unrealized Gains on Securities Available-for-Sale		(275)
Non-significant investments Capital Stock		-
Tangible Capital, and Ratio to Adjusted Total Assets	9.57%	$54,277	1.50%	$8,509
Tier 1 (Core) Capital, and Ratio to Adjusted Total Assets	9.57%	$54,277	3.00%	17,019
Tier 1 (Core) Capital, and Ratio to Risk-Weighted Assets	16.63%	54,277	4.50%	14,685
Allowance for Loan Losses		4,081
Excess Allowance for Loan Losses		-
Total Risk-Based Capital, and Ratio to Risk-Weighted Assets	17.88%	$58,358	8.00%	$26,106
Average Total Assets		$567,351
Adjusted Total Assets		$567,292
Risk-Weighted Assets		$326,329

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 17.	Restrictions on Dividends

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
For the years ended June 30, 2022 and 2021, the Bank paid a total of $3.5 million and $3.0 million, respectively, in cash dividends to the Company.  At June 30, 2022, the Bank’s retained net income for the calendar years ended December 31, 2021 and 2020 and six months ended June 30, 2022, less the dividends declared and paid during those periods, totaled $5.1 million.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 18.	Fair Value Disclosures (Continued)

At June 30, 2022 and 2021, the carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	2022		2021
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$64,078	$64,078	$104,405	$104,405
Debt Securities Available-for-Sale	28,099	28,099	29,550	29,550
Securities Held-to-Maturity	79,950	69,513	54,706	54,608
Loans Held-for-Sale	3,978	3,978	14,427	14,427
Loans Receivable, Net	387,873	369,728	336,394	336,865

Financial Liabilities
Deposits	$531,991	$490,789	$506,596	$492,492
Advances from FHLB	832	844	867	924

Off-Balance Sheet Items
Mortgage Loan Commitments	$11,365	$11,365	$9,677	$9,677

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the year ended June 30, 2022.

Fair values of assets and liabilities measured on a recurring basis at June 30, 2022 and 2021 are as follows:

	Fair Value Measurements
June 30, 2022	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$-	$7,032	$-	$7,032
FNMA	-	16,686	-	16,686
GNMA	-	4,381	-	4,381

Total	$-	$28,099	$-	$28,099

	Fair Value Measurements
June 30, 2021	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$-	$4,221	$-	$4,221
FNMA	-	19,152	-	19,152
GNMA	-	6,177	-	6,177

Total	$-	$29,550	$-	$29,550

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 18.	Fair Value Disclosures (Continued)

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at June 30, 2022 or 2021.

The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis at June 30, 2022 and 2021.

	Fair Value Measurements
June 30, 2022	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans,
Net of Allowance	$-	$-	$2,289	$2,289

Total	$-	$-	$2,289	$2,289

	Fair Value Measurements
June 30, 2021	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans,
Net of Allowance	$-	$-	$4,948	$4,948
Other Real Estate Owned	-	-	383	383

Total	$-	$-	$5,331	$5,331
Note 19. Earnings Per Common Share

The following table presents the components of average outstanding common shares for the years ended June 30, 2022 and 2021.

	2022	2021

Average Common Shares Issued	3,389,537	3,392,774
Average Unearned ESOP Shares	(139,217)	(162,275)
Average Unearned RRP Trust Shares	-	-

Weighted Average Number of Common Shares Used in Basic EPS	3,250,320	3,230,499

Effect of Dilutive Securities
Stock Options	214,527	195,704

Weighted Average Number of Common Shares and Dilutive Potential Common Shares Used in Dilutive EPS	3,464,847	3,426,203

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in GAAP.  For the years ended June 30, 2022 and 2021, there were outstanding options to purchase 396,322 and 641,022 shares, respectively, at a weighted average share price of $11.58 per share for 2022 and $9.90 per share for 2021.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 20. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company has determined there have been no subsequent events that have occurred after June 30, 2022, through the date of the financial statements, that would require disclosure of have an adverse impact on financial statements.

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
All of the Company’s revenue from contracts with customers in-scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment. The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended June 30, 2022 and 2021:

	At or For the Year Ended June 30,
	2022	2021
	(In Thousands)
Noninterest Income
In-scope of Topic 606:
Debit card interchange fees	$456	$397
ATM surcharge income	91	75
Fees from non-sufficient funds	600	519
Noninterest Income (in-scope of Topic 606)	1,147	991
Noninterest Income (out-of-scope of Topic 606)	2,329	4,461
Total Noninterest Income	$3,476	$5,452

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 22. Parent Company Financial Statements

Financial information pertaining only to Home Federal Bancorp, Inc. of Louisiana as of June 30, 2022 and 2021 is as follows:

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Balance Sheets
June 30, 2022 and 2021

	June 30,
	2022	2021
	(In Thousands)
Assets
Cash and Cash Equivalents	$83	$278
Investment in Subsidiary	54,454	54,670
Other Assets	255	234

Total Assets	$54,792	$55,182

Liabilities and Stockholders’ Equity
Borrowings	$2,350	$2,400
Other Liabilities	95	57
Stockholders’ Equity	52,347	52,725

Total Liabilities and Stockholders’ Equity	$54,792	$55,182

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Statements of Operations
For the Years Ended June 30, 2022 and 2021

	For the Years Ended June 30,
	2022	2021
	(In Thousands)

Equity in Undistributed Earnings of Subsidiary	$5,258	$5,715
Interest Income	49	56

Total Income	5,307	5,771

Operating Expenses	470	435
Interest Expense	66	64

Total Expense	536	499

Income Before Income Tax Benefit	4,771	5,272
Income Tax Benefit	(102)	(93)

Net Income	$4,873	$5,365

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 22. Parent Company Financial Statements (Continued)
HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Statements of Cash Flows
For the Years Ended June 30, 2022 and 2021

	For the Years Ended June 30,
	2022	2021
	(In Thousands)
Operating Activities
Net Income	$4,873	$5,365
Adjustments to Reconcile Net Income to Net
Cash Used in Operating Activities
Equity in Undistributed Earnings of Subsidiary	(5,258)	(5,715)
(Decrease) in Other Assets	(21)	(36)
Increase in Other Liabilities	38	8

Net Cash Used in Operating Activities	(368)	(378)

Financing Activities
Distribution from Subsidiary	3,500	3,000
Proceeds from Stock Options Exercised	1,889	587
Proceeds of Borrowings	3,150	2,400
Repayment of Borrowings	(3,200)	(2,300)

Proceeds Received from Subsidiary on Stock Compensation Programs	671	593
Company Stock Purchased	(4,484)	(2,593)
Dividends Paid	(1,353)	(1,122)

Net Cash Provided by Financing Activities	173	565

Decrease in Cash and Cash Equivalents	(195)	187
Cash and Cash Equivalents, Beginning of Year	278	91

Cash and Cash Equivalents, End of Year	$83	$278

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2022.

(c)
No change in the Company’s internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required herein is incorporated by reference from the sections captioned “Information with Respect to Nominees for Director, Continuing Directors, and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management -Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2022 (“Proxy Statement”).

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

Item 11. Executive Compensation

The information required herein is incorporated by reference from the section captioned “Management Compensation” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management. The information required herein is incorporated by reference from the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2022.

Equity Compensation Plan Information. The following table provides information as of June 30, 2022 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2005 and 2011 Stock Option Plans, and 2014 and 2019 Stock Incentive Plans, all of which were approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	447,922	$11.58	19,200
Equity compensation plans not approved by security holders	--	--	--

Total	447,922	$11.58	19,200

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required herein is incorporated by reference from the section captioned “Indebtedness of Management and Related Party Transactions” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2022.

Item 14. Principal Accountant Fees and Services

The information required herein is incorporated by reference from the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2022.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) The following documents are filed as part of this report and are incorporated herein by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm (FORVIS, LLP, PCAOB Firm ID 686)
Consolidated Balance Sheets as of June 30, 2021 and 2020
Consolidated Statements of Operations for the Years Ended June 30, 2021 and 2020
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2021 and 2020
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2021 and 2020
Consolidated Statements of Cash Flows for the Years Ended June 30, 2021 and 2020
Notes to Consolidated Financial Statements

The following exhibits are filed as part of the Form 10-K, and this list includes the Exhibit Index:

No.	Description	Location
3.1	Articles of Incorporation of Home Federal Bancorp, Inc. of Louisiana	(1)
3.2	Bylaws of Home Federal Bancorp, Inc. of Louisiana	(1)
4.1	Form of Stock Certificate of Home Federal Bancorp, Inc. of Louisiana	(1)
4.2	Description of Securities	(2)
10.1	Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan*	(3)
10.2	Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan*	(4)
10.3	Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement*	(4)
10.4	Amended and Restated Employment Agreement between Home Federal Bank and James R. Barlow, dated as of December 27, 2012*	(5)
10.5	Employment Agreement between Home Federal Bancorp, Inc. of Louisiana and James R. Barlow, dated as of December 27, 2012*	(5)
10.6	Supplemental Executive Retirement Agreement between Home Federal Bank and Daniel R. Herndon, dated as of December 27, 2012*	(5)
10.7	Letter Agreement between Home Federal Bank and Adalberto Cantu, Jr., dated as of February 6, 2013*	(6)
10.8	Letter Agreement by and among Home Federal Bank, Home Federal Bancorp, Inc. of Louisiana and Glen W. Brown accepted as of April 9, 2014*	(7)
10.9	Home Federal Bancorp. Inc. of Louisiana 2014 Stock Incentive Plan*	(8)
10.10	Home Federal Bank 2016 Loan Officer Incentive Compensation Plan*	(9)
10.11	Supplemental Executive Retirement Agreement between Home Federal Bank and James R. Barlow, dated as of December 13, 2017*	(10)
10.12	Separation Agreement by and among Home Federal Bancorp, Inc. of Louisiana, Home Federal Bank and Daniel R. Herndon*	(11)
10.13	Home Federal Bancorp, Inc. of Louisiana 2019 Stock Incentive Plan*	(12)
23.1	Consent of LaPorte, A Professional Accounting Corporation	Filed Herewith
23.2	Consent of FORVIS, LLP	Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	Filed Herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed Herewith
32.0	Section 1350 Certifications	Filed Herewith

(Table continued and footnotes on following page)

No.	Description	Location
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.	Filed Herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed Herewith

*	Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on September 3, 2010 (File No. 333-169230).
(2)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K filed with the SEC on September 29, 2020 (File No. 001-35019).
(3)	Incorporated herein by reference from the Company’s Definitive Schedule 14A filed with the SEC on June 29, 2005 (File No. 000-51117).
(4)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on December 23, 2011 filed with the SEC on October 28, 2011 (File No. 001-35019).
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2012 (File No. 001-35019).
(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2013 (File No. 001-35019).
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2014 (File No. 001-35019).
(8)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on November 12, 2014 (File No. 001-35019).
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2016 (File No. 001-35019).
(10)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2017 (File No. 001-35019).
(11)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2019 (File No. 001-35019).
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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: September 26, 2022	By:	/s/ James R. Barlow
James R. Barlow
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James R. Barlow
James R. Barlow	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	September 26, 2022

/s/ Glen W. Brown
Glen W. Brown	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 26, 2022

/s/ Walter T. Colquitt, III
Walter T. Colquitt, III	Director	September 26, 2022

/s/ Scott D. Lawrence
Scott D. Lawrence	Director	September 26, 2022

/s/ Mark M. Harrison
Mark M. Harrison	Director	September 26, 2022

/s/ Thomas Steen Trawick, Jr.
Thomas Steen Trawick, Jr.	Director	September 26, 2022

/s/ Timothy W. Wilhite, Esq.
Timothy W. Wilhite, Esq.	Director	September 26, 2022