Form 10-Q
period 2022-09-30
Home Federal Bancorp, Inc. of Louisiana
filed 2022-11-14
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)
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

Shares of common stock, par value $0.01 per share, outstanding as of November 11, 2022: The registrant had 3,111,745 shares of common stock outstanding.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION September 30, 2022 (Unaudited) June 30, 2022 (Audited) (In thousands except share and per share data)

	September 30, 2022	June 30, 2022
	(unaudited)	(audited)
ASSETS

Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $26,710 and $42,531 September 30, 2022 and June 30, 2022, Respectively)	$37,531	$64,078
Securities Available-for-Sale	30,765	28,099
Securities Held-to-Maturity (fair value September 30, 2022: $63,988; June 30, 2022: $69,513, Respectively)	78,073	79,950
Loans Held-for-Sale	1,988	3,978
Loans Receivable, Net of Allowance for Loan Losses (September 30, 2022: $4,844; June 30, 2022: $4,451, Respectively)	406,373	387,873
Accrued Interest Receivable	1,250	1,124
Premises and Equipment, Net	16,137	16,249
Bank Owned Life Insurance	6,623	6,597
Deferred Tax Asset	1,466	1,143
Other Real Estate Owned	93	-
Other Assets	1,286	1,389

Total Assets	$581,585	$590,480

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$154,740	$161,142
Interest-bearing	369,020	370,849
Total Deposits	523,760	531,991
Advances from Borrowers for Taxes and Insurance	490	354
Short-term Federal Home Loan Bank Advances	823	832
Other Borrowings	6,350	2,350
Other Accrued Expenses and Liabilities	3,037	2,606

Total Liabilities	534,460	538,133

STOCKHOLDERS’ EQUITY

Preferred Stock – $0.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	-	-
Common Stock – $0.01 Par Value; 40,000,000 Shares Authorized: 3,108,145 and 3,387,839 Shares Issued and Outstanding at September 30, 2022 and June 30, 2022, Respectively	31	34
Additional Paid-in Capital	40,400	40,145
Unearned ESOP Stock	(610)	(639)
Retained Earnings	9,881	14,506
Accumulated Other Comprehensive Loss	(2,577)	(1,699)

Total Stockholders’ Equity	47,125	52,347

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$581,585	$590,480

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands except share and per share data)
	Three Months Ended September 30,
	2022	2021

INTEREST-INCOME
Loans, including fees	$5,028	$4,397
Investment securities	2	-
Mortgage-backed securities	489	341
Other interest-earning assets	262	36
Total interest income	5,781	4,774
INTEREST EXPENSE
Deposits	400	529
Federal Home Loan Bank borrowings	10	10
Other bank borrowings	66	11
Total interest expense	476	550
Net interest income	5,305	4,224

PROVISION FOR LOAN LOSSES	418	-
Net interest income after provision for loan losses	4,887	4,224

NON-INTEREST INCOME
Gain on sale of loans	175	709
Income on bank owned life insurance	26	28
Service charges on deposit accounts	335	268
Other income	10	11

Total non-interest income	546	1,016

NON-INTEREST EXPENSE
Compensation and benefits	2,282	2,210
Occupancy and equipment	501	429
Data processing	181	207
Audit and examination fees	75	72
Franchise and bank shares tax	119	130
Advertising	74	74
Legal fees	126	100
Loan and collection	52	72
Deposit insurance premium	47	38
Other expenses	296	203

Total non-interest expense	3,753	3,535

Income before income taxes	1,680	1,705
PROVISION FOR INCOME TAX EXPENSE	9	352

NET INCOME	$1,671	$1,353

EARNINGS PER SHARE

Basic	$0.55	$0.42
Diluted	$0.52	$0.38
DIVIDENDS DECLARED	$0.12	$0.10

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	For the Three Months Ended September 30,
	2022	2021
	(In Thousands)

Net Income	$1,671	$1,353

Other Comprehensive Loss, Net of Tax
Investment securities available-for-sale:
Net unrealized losses	(1,109)	(35)
Income tax effect	231	7
Other Comprehensive Loss	(878)	(28)
Total Comprehensive Income	$793	$1,325

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Unaudited)
	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
			(In Thousands)
BALANCE – June 30, 2021	$34	$37,701	$(754)	$15,469	$275	$52,725

Net Income	-	-	-	1,353	-	1,353

Changes in Unrealized Gain on Securities Available-for-Sale, Net of Tax Effects	-	-	-	-	(27)	(27)

Stock Options Vested	-	26	-	-	-	26

Common Stock Issuance for Stock Option Exercises – Split Adjusted	-	166	-	-	-	166

ESOP Compensation Earned	-	81	29	-	-	110

Company Stock Purchased	-	-	-	(334)	-	(334)

Dividends Declared	-	-	-	(335)	-	(335)

BALANCE – September 30, 2021	$34	$37,974	$(725)	$16,153	$248	$53,684

BALANCE – June 30, 2022	$34	$40,145	$(639)	$14,506	$(1,699)	$52,347

Net Income	-	-	-	1,671	-	1,671

Changes in Unrealized Loss on Securities Available-for-Sale, Net of Tax Effects	-	-	-	-	(878)	(878)

Stock Options Vested	-	26	-	-	-	26

Common Stock Issuance for Stock Option Exercises	-	147	-	-	-	147

ESOP Compensation Earned	-	82	29	-	-	111

Company Stock Purchased	(3)	-	-	(5,889)	-	(5,892)

Dividends Declared	-	-	-	(407)	-	(407)

BALANCE – September 30, 2022	$31	$40,400	$(610)	$9,881	$(2,577)	$47,125

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	September 30,
	2022	2021
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,671	$1,353
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Bad Debt Recovery	1	6
Federal Home Loan Bank Stock Certificate	1	-
Net Amortization and Accretion on Securities	3	41
Gain on Sale of Loans	(175)	(709)
Amortization of Deferred Loan Fees	(194)	(426)
Depreciation of Premises and Equipment	218	182
ESOP Expense	111	110
Stock Option Expense	26	26
Deferred Income Tax	(323)	265
Provision for Loan Losses	418	-
Increase in Cash Surrender Value on Bank Owned Life Insurance	(26)	(28)
Share Awards Expense	31	32
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(9,932)	(28,495)
Loans Held-for-Sale – Sale and Principal Repayments	12,097	33,058
Accrued Interest Receivable	(126)	119
Other Operating Assets	103	170
Other Operating Liabilities	431	345

Net Cash Provided by Operating Activities	4,335	6,049

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(18,717)	(2,653)
Deferred Loan Fees Collected	93	20
Acquisition of Premises and Equipment	(106)	(1,078)
Activity in Available-for-Sale Securities:
Principal Payments on Securities	1,610	2,528
Purchase of Securities	(5,376)	-
Activity in Held-to-Maturity Securities:
Principal Payments on Securities	1,870	2,652
Purchase of Securities	-	(9,943)

Net Cash Used in Investing Activities	(20,626)	(8,474)

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
	September 30,
	2022	2021
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease)/Increase in Deposits	$(8,231)	$987
Repayments of Advances from Federal Home Loan Bank	(9)	(9)
Proceeds from Other Borrowings	4,000	200
Repayments of Other Borrowings	-	(1,500)
Net Increase in Advances from Borrowers for Taxes and Insurance	136	101
Dividends Paid	(407)	(335)
Company Stock Purchased	(5,892)	(334)
Proceeds from Stock Options Exercised	147	166

Net Cash Used in by Financing Activities	(10,256)	(724)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(26,547)	(3,149)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$64,078	$104,405

CASH AND CASH EQUIVALENTS - END OF PERIOD	$37,531	$101,256

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$468	$553
Market Value Adjustment for Loss on Securities Available-for-Sale	(1,109)	(35)
Transfer from Loans to Other Real Estate Owned	93	-

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (“Home Federal Bank” or the “Bank”). These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 2022 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2023.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the statement of financial condition date for potential recognition in the consolidated financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the statement of financial condition date are recognized in the consolidated financial statements as of September 30, 2022.  In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred through the date these consolidated financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank’s customers by nine full-service banking offices and home office, located in Caddo, Bossier and Webster Parishes, Louisiana. The area served by the Bank is primarily the Shreveport-Bossier City-Minden combined statistical area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of September 30, 2022, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, balances due from banks, and federal funds sold, all of which mature within ninety days.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
1.          Summary of Accounting Policies (continued)

Securities

Securities are being accounted for in accordance with FASB ASC 320’s, Investments, which requires the classification of securities into one of three categories: Trading, Available-for-Sale, or Held-to-Maturity.  Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates this classification periodically.

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

The Company held no trading securities as of September 30, 2022 and June 30, 2022.

Purchase premiums and discounts are recognized in interest income using the interest method over the term of the securities. Securities are periodically reviewed for other-than-temporary impairment. For debt securities, management considers whether the present value of future cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. If a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive loss, net of applicable taxes. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the consolidated statements of income.

The Bank has invested in Federal Home Loan Bank (“FHLB”) stock, and other similar correspondent banks, which is reflected at cost in these consolidated financial statements. As a member of the FHLB System, the Bank is required to purchase and maintain stock in an amount determined by the FHLB. The FHLB stock is redeemable at par value at the discretion of the FHLB.

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
1.          Summary of Accounting Policies (continued)

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance for loan losses when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance for loan losses.

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

It should be understood that estimates of future loan losses involve an exercise of judgment.  While it is possible that in particular periods the Company may sustain losses which are substantial relative to the allowance for loan losses, it is the judgment of management that the allowance for loan losses reflected in the accompanying consolidated statements of condition is adequate to absorb known and inherent losses in the existing loan portfolio both probable and reasonable to estimate. All loans greater than 90 days past due are generally placed on nonaccrual status.

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Bank has entered into commitments to extend credit. Such financial instruments are recorded when they are funded.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held-for-sale and are transferred to other real estate owned at the lower of cost or current fair value minus estimated costs to sell as of the date of foreclosure.  Cost is defined as the lower of the fair value of the property or the recorded investment in the loan.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.

Premises and Equipment

Land is carried at cost.  Buildings and equipment are carried at cost less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

Buildings and Improvements	10 - 40 Years
Furniture and Equipment	3 - 10 Years

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
1.          Summary of Accounting Policies (continued)

Bank-Owned Life Insurance

The Bank has purchased life insurance contracts on the lives of certain key employees. The Bank is the beneficiary of these policies. These contracts are reported at their cash surrender value and changes in the cash surrender value are included in non-interest income.

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

The Company follows the provisions of the Income Taxes Topic of the FASB ASC 740.  ASC 740 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest, penalties, and disclosures required.  The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

While the Company is exempt from Louisiana income tax, it is subject to the Louisiana Ad Valorem Tax, commonly referred to as the Louisiana Shares Tax, which is based on stockholders’ equity and net income.

Earnings per Share

Earnings per share are computed based upon the weighted average number of common shares outstanding during the period. The Company’s basic and diluted earnings per share were $0.55 and $0.52, respectively, for the three months ended September 30, 2022 compared to basic and diluted earnings per share of $0.42 and $0.38, respectively, for the three months ended September 30, 2021.

Stock-Based Compensation

GAAP requires all share-based payments to employees, including grants of employee stock options and recognition and retention share awards, to be recognized as expense in the consolidated statements of income based on their fair values.  The amount of compensation is measured at the fair value of the options or recognition and retention share awards when granted, and this cost is expensed over the required service period, which is normally the vesting period of the options or recognition and retention awards.

Reclassification

Certain financial statement balances included in the prior year consolidated financial statements have been reclassified to conform to the current period presentation.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
1.           Summary of Accounting Policies (continued)

Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale debt securities, are reported as a separate component of the equity section of the consolidated statements of financial conditions along with net income, they are components of comprehensive income.

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

2. Securities

The amortized cost and fair value of securities with gross unrealized gains and losses follows:

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
		(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$12,015	$-	$858	$11,157
FNMA Mortgage-Backed Certificates	16,691	-	1,607	15,084
GNMA Mortgage-Backed Certificates	4,751	-	772	3,979

Total Debt Securities	33,457	-	3,237	30,220

Municipals	569	-	24	545

Total Securities Available-for-Sale	$34,026	$-	$3,261	$30,765

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$636	$-	$68	$568
FHLMC Mortgage-Backed Certificates	31,718	-	6,175	25,543
FNMA Mortgage-Backed Certificates	43,847	-	7,711	36,136

Total Debt Securities	76,201	-	13,954	62,247

Municipals	1,330	-	131	1,199

Equity Securities (Non-Marketable)
2,920 Shares – Federal Home Loan Bank	292	-	-	292
630 Shares – First National Bankers Bankshares, Inc.	250	-	-	250

Total Equity Securities	542	-	-	542

Total Securities Held-to-Maturity	$78,073	$-	$14,085	$63,988

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
2.          Securities (continued)
	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$7,513	$1	$482	$7,032
FNMA Mortgage-Backed Certificates	17,753	-	1,067	16,686
GNMA Mortgage-Backed Certificates	4,984	-	603	4,381

Total Debt Securities	30,250	1	2,152	28,099

Total Securities Available-for-Sale	$30,250	$1	$2,152	$28,099

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$640	$-	$40	$600
FHLMC Mortgage-Backed Certificates	32,485	-	4,602	27,883
FNMA Mortgage-Backed Certificates	44,947	-	5,693	39,254

Total Debt Securities	78,072	-	10,335	67,737

Municipals	1,336	-	102	1,234

Equity Securities (Non-Marketable)
2,919 Shares – Federal Home Loan Bank	292	-	-	292
630 Shares – First National Bankers Bankshares, Inc.	250	-	-	250

Total Equity Securities	542	-	-	542

Total Securities Held-to-Maturity	$79,950	$-	$10,437	$69,513

The amortized cost and fair value of securities by contractual maturity at September 30, 2022 follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In Thousands)

Debt Securities
Within One Year or Less	$-	$-	$-	$-
One through Five Years	5	5	-	-
After Five through Ten Years	1,274	1,196	-	-
Over Ten Years	32,178	29,019	76,201	62,247
	33,457	30,220	76,201	62,247

Municipals
Within One Year or Less	$-	$-	$-	$-
One through Five Years	-	-	227	213
After Five through Ten Years	-	-	-	-
Over Ten Years	569	545	1,103	986
	569	545	1,330	1,199

Other Equity Securities	-	-	542	542

Total	$34,026	$30,765	$78,073	$63,988

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
2.          Securities (continued)
Securities available-for-sale totaling $5.4 million were purchased during the three months ended September 30, 2022. There were no securities sold during the three months ended September 30, 2022. The following tables show information pertaining to gross unrealized losses on securities available-for-sale at September 30, 2022 and June 30, 2022 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	September 30, 2022
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$2,030	$24,515	$1,207	$5,693

Municipals	24	544	-	-

Total Securities Available-for-Sale	$2,054	$25,059	$1,207	$5,693

	September 30, 2022
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Held-to-Maturity

Mortgage-Backed Securities	$5,831	$29,257	$8,123	$32,990

Municipals	-	-	131	1,199

Total Securities Held-to-Maturity	$5,831	$29,257	$8,254	$34,189

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
2.          Securities (continued)
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

The unrealized losses on the Company’s investment in mortgage-backed securities at September 30, 2022 and June 30, 2022 were caused by interest rate changes. The contractual cash flows of these investments are guaranteed by agencies of the U.S. Government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2022.

The Company’s investment in equity securities consists primarily of FHLB stock and shares of First National Bankers Bankshares, Inc. (“FNBB”). Management monitors its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

At September 30, 2022, securities with a carrying value of $563,000 were pledged to secure public deposits and securities and mortgage loans with a carrying value of $215.4 million were pledged to secure FHLB advances.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

3. Loans Receivable

Loans receivable are summarized as follows:

	September 30, 2022	June 30, 2022
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$126,511	$120,014
Commercial	141,465	127,589
Multi-Family Residential	28,618	30,411
Land	22,752	22,127
Construction	26,913	27,884
Equity and Second Mortgage	1,630	1,587
Equity Lines of Credit	18,965	17,831

Total Mortgage Loans	366,854	347,443

Commercial Loans	43,868	44,487
Consumer Loans
Loans on Savings Accounts	209	266
Other Consumer Loans	497	439

Total Consumer Other Loans	706	705
Total Loans	411,428	392,635

Less: Allowance for Loan Losses	(4,844)	(4,451)
Unamortized Loan Fees	(211)	(311)

Net Loans Receivable	$406,373	$387,873

Following is a summary of changes in the allowance for loan losses:

	September 30, 2022	June 30, 2022
	(In Thousands)

Balance - Beginning of Period	$4,451	$4,122
Provision for Loan Losses	418	336
Loan Charge-Offs	(26)	(31)
Recoveries	1	24
Balance - End of Period	$4,844	$4,451

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

Pass - Loans classified as pass are well protected by the current net worth or paying capacity of the obligor or by the fair value, less costs to acquire and sell the underlying collateral in a timely manner.

Pass Watch - Loans are considered marginal, meaning some weakness has been identified which could cause future impairment of repayment. However, these relationships are currently protected from any apparent loss by collateral.

Special Mention - Loans identified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Bank’s credit position at some future date.

Substandard - Loans classified as substandard are inadequately protected by the current net worth and payment capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present the grading of loans, segregated by class of loans, as of September 30, 2022 and June 30, 2022:

September 30, 2022	Pass and Pass Watch	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$124,041	$348	$2,122	$-	$126,511
Commercial	137,098	2,652	1,715	-	141,465
Multi-Family Residential	28,618	-	-	-	28,618
Land	22,752	-	-	-	22,752
Construction	26,913	-	-	-	26,913
Equity and Second Mortgage	1,630	-	-	-	1,630
Equity Lines of Credit	18,965	-	-	-	18,965
Commercial Loans	43,868	-	-	-	43,868
Consumer Loans	706	-	-	-	706

Total	$404,591	$3,000	$3,837	$-	$411,428

June 30, 2022	Pass and Pass Watch	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$117,464	$352	$2,198	$-	$120,014
Commercial	123,292	2,548	1,749	-	127,589
Multi-Family Residential	30,411	-	-	-	30,411
Land	22,127	-	-	-	22,127
Construction	27,884	-	-	-	27,884
Equity and Second Mortgage	1,587	-	-	-	1,587
Equity Lines of Credit	17,831	-	-	-	17,831
Commercial Loans	44,275	212	-	-	44,487
Consumer Loans	705	-	-	-	705

Total	$385,576	$3,112	$3,947	$-	$392,635

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present an aging analysis of past due loans, segregated by class of loans, as of September 30, 2022 and June 30, 2022:

September 30, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$191	$655	$1,850	$2,696	$123,815	$126,511	$-
Commercial	-	-	-	-	141,465	141,465	-
Multi-Family Residential	-	-	-	-	28,618	28,618	-
Land	-	-	-	-	22,752	22,752	-
Construction	-	-	-	-	26,913	26,913	-
Equity and Second Mortgage	-	-	-	-	1,630	1,630	-
Equity Lines of Credit	-	-	-	-	18,965	18,965	-
Commercial Loans	-	208	-	208	43,660	43,868	-
Consumer Loans	-	-	-	-	706	706	-

Total	$191	$863	$1,850	$2,904	$408,524	$411,428	$-

June 30, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$-	$1,923	$387	$2,310	$117,704	$120,014	$26
Commercial	-	-	-	-	127,589	127,589	-
Multi-Family Residential	-	-	-	-	30,411	30,411	-
Land	-	-	-	-	22,127	22,127	-
Construction	-	-	-	-	27,884	27,884	-
Equity and Second Mortgage	-	-	-	-	1,587	1,587	-
Equity Lines of Credit	24	-	-	24	17,807	17,831	-
Commercial Loans	-	-	-	-	44,487	44,487	-
Consumer Loans	-	-	-	-	705	705	-

Total	$24	$1,923	$387	$2,334	$390,301	$392,635	$26

There was no interest income recognized on non-accrual loans during the three months ended September 30, 2022 or the year ended June 30, 2022. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the three months ended September 30, 2022 and the year ended June 30, 2022 was approximately $2,000 and $54,000, respectively.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the three months ended September 30, 2022 and year ended June 30, 2022 was as follows:

	Real Estate Loans
September 30, 2022	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,367	$1,295	$357	$305	$282	$197	$646	$2	$4,451
Charge-Offs	-	-	-	-	-	(26)	-	-	(26)
Recoveries	1	-	-	-	-	-	-	-	1
Current Provision	139	342	(86)	13	(8)	51	(33)	-	418
Ending Balances	$1,507	$1,637	$271	$318	$274	$222	$613	$2	$4,844

Evaluated for Impairment:
Individually	222	127	-	-	-	-	132	-	481
Collectively	1,285	1,510	271	318	274	222	481	2	4,363

Loans Receivable:
Ending Balances – Total	$126,511	$141,465	$28,618	$22,752	$26,913	$20,595	$43,868	$706	$411,428
Ending Balances:
Evaluated for Impairment:
Individually	2,471	4,159	-	-	-	-	208	-	6,838
Collectively	$124,040	$137,306	$28,618	$22,752	$26,913	$20,595	$43,660	$706	$404,590

	Real Estate Loans
June 30, 2022	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$894	$1,630	$346	$407	$160	$193	$489	$3	$4,122
Charge-Offs	(8)	(6)	-	-	-	(17)	-	-	(31)
Recoveries	4	-	-	-	-	20	-	-	24
Current Provision	477	(329)	11	(102)	122	1	157	(1)	336
Ending Balances	$1,367	$1,295	$357	$305	$282	$197	$646	$2	$4,451

Evaluated for Impairment:
Individually	106	129	-	-	-	-	38	-	273
Collectively	1,261	1,166	357	305	282	197	608	2	4,178

Loans Receivable:
Ending Balances – Total	$120,014	$127,589	$30,411	$22,127	$27,884	$19,418	$44,487	$705	$392,635
Ending Balances:
Evaluated for Impairment:
Individually	2,550	1,749	-	-	-	-	2,760	-	7,059
Collectively	$117,464	$125,840	$30,411	$22,127	$27,884	$19,418	$41,727	$705	$385,576

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)
The following tables present loans individually evaluated for impairment, segregated by class of loans, as of September 30, 2022 and June 30, 2022:

September 30, 2022	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,471	$161	$2,310	$2,471	$222	$2,512
Commercial	1,715	-	1,715	1,715	127	1,732
Multi-Family Residential	-	-	-	-	-	-
Land	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Equity and Second Mortgage	-	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-	-
Commercial Loans	2,652	-	2,652	2,652	132	2,698
Consumer Loans	-	-	-	-	-	-

Total	$6,838	$161	$6,677	$6,838	$481	$6,942

June 30, 2022	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,550	$163	$2,387	$2,550	$106	$3,032
Commercial	1,749	-	1,749	1,749	129	1,811
Multi-Family Residential	-	-	-	-	-	-
Land	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Equity and Second Mortgage	-	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-	-
Commercial Loans	2,760	212	2,548	2,760	38	2,880
Consumer Loans	-	-	-	-	-	-

Total	$7,059	$375	$6,684	$7,059	$273	$7,723

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status. As of September 30, 2022, there were no residential loans in the process of foreclosure.

Index
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

Information about the Company’s TDRs is as follows (in thousands):

	September 30, 2022
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
One-to-Four Family	$-	$1,751	$1,751	$1,751
Commercial Loans	-	208	-	208

	June 30, 2022
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
One-to-Four Family	$-	$1,818	$1,818	$1,818
Commercial Loans	212	-	212	212

For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result, the loan is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of September 30, 2022, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs. The Company had no TDR that has subsequently defaulted in the last 12 months. There was one loan secured by real estate in foreclosure.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
4. Deposits

Deposits at September 30, 2022 and June 30, 2022 consist of the following classifications:

	September 30, 2022	June 30, 2022
	(In Thousands)
Non-Interest Bearing	$154,740	$161,142
NOW Accounts	64,525	58,957
Money Markets	96,477	98,627
Passbook Savings	119,896	132,981
	435,638	451,707

Certificates of Deposit	88,122	80,284

Total Deposits	$523,760	$531,991

5. Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three months ended September 30, 2022 and 2021 were calculated as follows:

	Three Months Ended September 30,
	2022	2021
	(In Thousands, Except Per Share Data)

Net income	$1,671	$1,353

Weighted average shares outstanding – basic	3,066	3,204
Effect of dilutive common stock equivalents	162	310
Adjusted weighted average shares outstanding – diluted	3,228	3,514

Basic earnings per share	$0.55	$0.42
Diluted earnings per share	$0.52	$0.38

For the three months ended September 30, 2022 and 2021, there were outstanding options to purchase 389,616 and 626,132 shares, respectively, at a weighted average exercise price of $11.81 and $9.96 per share, respectively. For the quarter ended September 30, 2022 and 2021, 161,866 options and 310,552 options, respectively, were included in the computation of diluted earnings per share.

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended September 30,
	2022	2021
	(In Thousands)

Average common shares issued	6,125	6,125
Average unearned ESOP shares	(125)	(148)
Average Company stock purchased	(2,934)	(2,773)

Weighted average shares outstanding	3,066	3,204

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
6. Stock-Based Compensation

Stock Option Plans

On August 10, 2005, the stockholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the “2005 Option Plan”) for the benefit of directors, officers, and other key employees. The aggregate number of shares of common stock reserved for issuance under the 2005 Option Plan totaled 317,736 (as adjusted).  Both incentive stock options and non-qualified stock options may be granted under the 2005 Option Plan. The 2005 Stock Option Plan terminated on June 8, 2015; however, the 4,266 outstanding options as of September 30, 2022 will remain in effect for the remainder of their original ten year terms.

On December 23, 2011, the stockholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan (the “2011 Option Plan,” together with the 2005 Option Plan, the “Option Plans”) for the benefit of directors, officers, and other key employees. The aggregate number of shares of common stock reserved for issuance under the 2011 Option Plan totaled 389,044 (as adjusted). The 2011 Option Plan terminated on December 23, 2021; however, the 38,350 outstanding options as of September 30, 2022 will remain in effect for the remainder of their original ten year term.

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

Stock Incentive Plans

On November 12, 2014, the stockholders of the Company approved the adoption of the Company’s 2014 Stock Incentive Plan (the “2014 Stock Incentive Plan”) for the benefit of employees and non-employee directors as an incentive to contribute to the success of the Company and reward employees for outstanding performance and the attainment of targeted goals. The 2014 Stock Incentive Plan covers a total of 300,000 shares (as adjusted), of which no more than 74,000 shares (as adjusted), or 25% of the plan, may be share rewards. The balance of the plan is reserved for stock option awards which would total 225,000 stock options (as adjusted), assuming all the share awards are issued. All incentive stock options granted under the 2014 Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  On July 21, 2022 and August 15, 2022, the Company granted a total of 8,000 stock options to key employees vesting ratably over five years.

On November 13, 2019, the stockholders of the Company approved the adoption of the Company’s 2019 Stock Incentive Plan (the “2019 Stock Incentive Plan,” together with the 2014 Stock Incentive Plan, the “Stock Incentive Plans”) which provides for a total of 250,000 shares (as adjusted) reserved for future issuance as stock awards or stock options. No more than 62,500 shares (as adjusted), or 25%, may be granted as stock awards. The balance of the plan is reserved for stock option awards. On November 11, 2020, the Company granted a total of 62,500 plan share awards and 187,500 stock options to directors, officers and other key employees vesting ratably over five years. The Stock Incentive Plans costs are recognized over the five year vesting period. As of September 30, 2022, there are 1,200 plan share awards and 10,000 stock options available for future grants under the Stock Incentive Plans.

For both the three months ended September 30, 2022 and 2021, compensation expense charged to operations for stock options granted under the 2011 Option Plan and the Stock Incentive Plans was $26,000.

7. Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amount of $4.2 million at both September 30, 2022 and June 30, 2022.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
8.             Fair Value Disclosures (continued)
The fair value of interest rate floors and caps contained in some loan servicing agreements and variable rate mortgage loan contracts are considered immaterial within the context of fair value disclosure requirements.  Accordingly, no fair value estimate is provided for these instruments.

At September 30, 2022 and June 30, 2022, the carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2022		June 30, 2022
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$37,531	$37,531	$64,078	$64,078
Securities Available-for-Sale	30,765	30,765	28,099	28,099
Securities to be Held-to-Maturity	78,073	63,988	79,950	69,513
Loans Held-for-Sale	1,988	1,988	3,978	3,978
Loans Receivable	406,373	374,712	387,873	369,728

Financial Liabilities
Deposits	$523,760	$436,459	$531,991	$490,789
Advances from FHLB	823	827	832	844

Off-Balance Sheet Items
Mortgage Loan Commitments	$13,618	$13,618	$11,365	$11,365

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used during the three months ended September 30, 2022.

Fair values of assets and liabilities measured on a recurring basis at September 30, 2022 and June 30, 2022 are as follows:

	Fair Value Measurements
September 30, 2022	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$-	$11,157	$-	$11,157
FNMA	-	15,084	-	15,084
GNMA	-	3,979	-	3,979
	-	30,220	-	30,220

Municipals	-	545	-	545

Total	$-	$30,765	$-	$30,765

	Fair Value Measurements
June 30, 2022	(Level 1)	(Level 2)	(Level 3)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$-	$7,032	$-	$4,221
FNMA	-	16,686	-	19,152
GNMA	-	4,381	-	6,177

Total	$-	$28,099	$-	$29,550

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
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

(In Thousands)		September 30, 2022	June 30, 2022
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other Assets	$840	$844
Total Lease Right-of-Use Assets		$840	$844

Lease Liabilities
Operating lease liabilities	Other Accrued Expenses and Liabilities	$870	$871
Total Lease Liabilities		$870	$871

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

	September 30, 2022	June 30, 2022
Weighted-average remaining lease term
Operating leases	36.1 years	36.4 years

Weighted-average discount rate
Operating leases	3.00%	3.00%

10.          Subsequent Events

On October 4, 2022, the Company announced the signing of a definitive Agreement and Plan of Merger (“Merger Agreement”) pursuant to which the Company will acquire Northwest Bancshares Corporation (“Northwest Bancshares”), the holding company of the First National Bank of Benton (“FNB Benton”) in an all cash acquisition. Under the terms of the Merger Agreement, stockholders of Northwest Bancshares will receive their pro rata portion of aggregate merger consideration equal to $4.25 million, plus the sum of 8.0% of total assets of Northwest Bancshares as of the month-end immediately prior to the closing of the merger after giving effect to a special distribution (the “Special Distribution”) to be paid, less the amount, if any, that Northwest Bancshares’ total unaccrued and unpaid transaction expenses exceed $125,000. Based on financial data as of August 31, 2022, the Company currently estimates that the aggregate merger consideration will be approximately $10.1 million. In addition to the merger consideration, the Merger Agreement provides that, prior to consummation of the merger, Northwest Bancshares will pay the Special Distribution in cash to its stockholders in an aggregate amount which will reduce the ratio of Northwest Bancshares’ total stockholders’ equity to total consolidated assets to 8.0%. Based on financial data at August 31, 2022, the Company estimates that the amount of Special Distribution will be approximately $8.4 million.  The Merger Agreement provides that FNB Benton’s loan loss reserve shall be no less than 1.3% of total loans as of the month-end preceding the closing of the merger.  Based on current estimates, the Bank expects that it will continue to exceed its regulatory capital requirements following consummation of the transaction.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company’s results of operations are primarily dependent on the results of Home Federal Bank (the “Bank”), its wholly owned subsidiary. The Bank’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings.  Results of operations are also affected by provisions for loan losses and loan sale activities.  Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, and other expenses.  Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies, and actions of regulatory authorities.  Future changes in applicable law, regulations, or government policies may materially impact our financial condition and results of operations.

The Bank operates from its main office in Shreveport, Louisiana and nine full service branch offices located in Shreveport, Bossier City and Minden, Louisiana.  The Company’s primary market area is the Shreveport-Bossier City-Minden combined statistical area.

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

Discussion of Financial Condition Changes from June 30, 2022 to September 30, 2022

General

At September 30, 2022, the Company reported total assets of $581.6 million, a decrease of $8.9 million, or 1.5%, compared to total assets of $590.5 million at June 30, 2022. The decrease in assets was comprised primarily of decreases in cash and cash equivalents of $26.5 million, or 41.4%, from $64.1 million at June 30, 2022 to $37.5 million at September 30, 2022, loans held for sale of $2.0 million, or 50.0%, from $4.0 million at June 30, 2022 to $2.0 million at September 30, 2022, premises and equipment of $112,000, or 0.7%, from $16.2 million at June 30, 2022 to $16.1 million at September 30, 2022, and other assets of $103,000, or 7.4%, from $1.4 million at June 30, 2022 to $1.3 million at September 30, 2022.   These decreases were partially offset by increases in loans receivable, net of $18.5 million, or 4.8%, from $387.9 million at June 30, 2022 to $406.4 million at September 30, 2022, investment securities of $789,000, or 0.7%, from $108.0 million at June 30, 2022 to $108.8 million at September 30, 2022, deferred tax asset of $323,000, or 28.3%, from $1.1 million at June 30, 2022 to $1.5 million at September 30, 2022, accrued interest receivable of $126,000, or 11.2%, from $1.1 million at June 30, 2022 to $1.3 million at September 30, 2022, real estate owned of $93,000, or 100.0%, from none at June 30, 2022 to $93,000 at September 30, 2022, and bank owned life insurance of $26,000, or 0.4%, from $6.60 million at June 30, 2022 to $6.62 million at September 30, 2022. The decrease in cash and cash equivalents was primarily due to the funding of additional loan growth and purchases of securities with excess liquidity.  The increase in loans receivable, net, was primarily due to an increase of $13.9 million in commercial real estate loans.  The increase in investment securities was primarily due to security purchases of $5.4 million offset by principal repayments on mortgage backed securities of $3.4 million and a $1.1 million increase in market value losses on available-for-sale securities.  The decrease in loans held-for-sale primarily reflected a reduction in loans originated for sale during the three months ended September 30, 2022 due mainly to a decrease in mortgage refinance activity likely attributable to the increase in interest rates.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
Discussion of Financial Condition Changes from June 30, 2022 to September 30, 2022 (continued)

Cash and Cash Equivalents

Cash and cash equivalents decreased $26.5 million, or 41.4%, from $64.1 million at June 30, 2022 to $37.5 million at September 30, 2022. The decrease in cash and cash equivalents was primarily due to commercial loan originations.

Loans Receivable, Net

Loans receivable, net, increased by $18.5 million, or 4.8%, to $406.4 million at September 30, 2022 compared to $387.9 million at June 30, 2022.  The increase in loans receivable, net was primarily due to increases in commercial real estate loans of $13.9 million, one-to-four-family residential loans of $6.5 million, equity line-of-credit loans of $1.1 million, land loans of $625,000, equity and second mortgage loans of $43,000, and consumer loans of $1,000, partially offset by decreases in multi-family residential loans of $1.8 million, construction loans of $971,000, and commercial non-real estate loans of $619,000.

Loans Held-for-Sale

Loans held-for-sale decreased $2.0 million, or 50.0%, from $4.0 million at June 30, 2022 to $2.0 million at September 30, 2022.  The decrease in loans held-for-sale results primarily from the decrease in the origination volume during the first three months of fiscal year end 2023.

Investment Securities

Investment securities amounted to $108.8 million at September 30, 2022 compared to $108.0 million at June 30, 2022, an increase of $789,000, or 0.7%.  The increase in investment securities was primarily due to security purchases of $5.4 million offset by principal repayments on mortgage backed securities of $3.4 million and a $1.1 million increase in market value losses on available-for-sale securities.

Premises and Equipment, Net

Premises and equipment, net decreased $112,000, or 0.7%, to $16.1 million at September 30, 2022 compared to $16.2 million at June 30, 2022.  The decrease in premises and equipment was primarily due to depreciation expense for the three month period.

Asset Quality

At September 30, 2022, the Company had $2.2 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $2.2 million of non-performing assets at June 30, 2022, consisting of six single-family residential loans and one single family residence in other real estate owned at September 30, 2022, compared to six single-family residential loans and one line of credit loan at June 30, 2022.  At both September 30, 2022 and June 30, 2022, the Company had five single family residential loans and two commercial real estate loans classified as substandard.  There were no loans classified as doubtful at September 30, 2022 or June 30, 2022.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
Discussion of Financial Condition Changes from June 30, 2022 to September 30, 2022 (continued)

Total Liabilities

Total liabilities decreased $3.7 million, or 0.7%, from $538.1 million at June 30, 2022 to $534.5  million at September 30, 2022 primarily due to decreases in total deposits of $8.2 million, or 1.5%, to $523.8 million at September 30, 2022 compared to $532.0 million at June 30, 2022, and short-term advances from the Federal Home Loan Bank of $9,000, or 1.1%, to $823,000 at September 30, 2022 compared to $832,000 at June 30, 2022,  partially offset by increases in other borrowings of $4.0 million, or 170.2%, to $6.4 million at September 30, 2022 compared to $2.4 million at June 30, 2022, other accrued expenses and liabilities of $431,000, or 16.5%, to $3.0 million at September 30, 2022 compared to $2.6 million at June 30, 2022, and advances from borrowers for taxes and insurance of $136,000, or 38.4%, to $490,000 at September 30, 2022 compared to $354,000 at June 30, 2022.  The decrease in deposits was primarily due to a $13.1 million, or 9.8%, decrease in savings deposits from $133.0 million at June 30, 2022 to $119.9 million at September 30, 2022, a $6.4 million, or 4.0%, decrease in non-interest bearing deposits from $161.1 million at June 30, 2022 to $154.7 million at September 30, 2022, a $2.2 million, or 2.2%, decrease in money market deposits from $98.6 million at June 30, 2022 to $96.5 million at September 30, 2022, partially offset by an increase of $7.8 million, or 9.8%, in certificates of deposit from $80.3 million at June 30, 2022 to $88.1 million at September 30, 2022, and an increase  of $5.6 million, or 9.4% in NOW accounts from $59.0 million at June 30, 2022 compared to $64.5 million at September 30, 2022. The Company had $3.0 million in brokered deposits at September 30, 2022 compared to $6.0 million at June 30, 2022. The decrease in short-term advances from the Federal Home Loan Bank was primarily due to principal paydowns on amortizing advances.  The entire balance in advances from the Federal Home Loan Bank are now short-term due to our only advance with a balloon maturity in January 2023.

Stockholders’ Equity

Stockholders’ equity decreased $5.2 million, or 10.0%, to $47.1 million at September 30, 2022 from $52.3 million at June 30, 2022. The primary reasons for the changes in stockholders’ equity from June 30, 2022 were the repurchase of Company stock of $5.9 million, a decrease in the Company’s accumulated other comprehensive income (loss) of $878,000, and dividends paid totaling $407,000, partially offset by net income of $1.7 million, proceeds from the issuance of common stock from the exercise of stock options of $147,000, and the vesting of restricted stock awards, stock options, and the release of employee stock ownership plan shares totaling $137,000.

The Company repurchased 289,900 shares of its common stock during the three months ended September 30, 2022 at an average price per share of $20.00. On February 16, 2022, the Company announced that its Board of Directors approved an eleventh stock repurchase program for the repurchase of up to 170,000 shares. The eleventh stock repurchase program was completed on August 2, 2022.

Regulatory Capital

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency (“OCC”).  At September 30, 2022, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements. At September 30, 2022, Home Federal Bank exceeded each of its regulatory capital requirements with tangible equity, common equity Tier 1, core, and total risk-based capital ratios of 9.50%, 13.85%, 9.50%, and 15.06%, respectively.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
Comparison of Operating Results for the Three Months Ended September 30, 2022 and 2021

General

The increase in net income for the three months ended September 30, 2022, as compared to the prior year quarter resulted primarily from an increase of $1.1 million, or 25.6%, in net interest income, and a decrease of $343,000, or 97.4%, in provision for income taxes, partially offset by a decrease of $470,000, or 46.3%, in non-interest income, an increase of $418,000, or 100.0%, in provision for loan losses, and an increase of $218,000, or 6.2%, in non-interest expense. The increase in net interest income for the three months ended September 30, 2022 was due to a $1.0 million, or 21.1%, increase in total interest income, and a $74,000, or 13.5%, decrease in total interest expense.  The increase in total interest income was primarily due to an increase of 68 basis points in the average rate on total interest-earning assets.  The Company’s average interest rate spread was 3.74% for the three months ended September 30, 2022 compared to 2.98% for the three months ended September 30, 2021. The Company’s net interest margin was 3.90% for the three months ended September 30, 2022 compared to 3.16% for the three months ended September 30, 2021.  The decrease in provision for income taxes was due to an adjustment in taxes due for fiscal year ended June 30, 2022 related to stock option exercises.

Net Interest Income

The increase in net interest income for the three months ended September 30, 2022 was due to a $1.0 million, or 21.1%, increase in total interest income, and a $74,000, or 13.5%, decrease in total interest expense.  The increase in total interest income was primarily due to an increase of 68 basis points in the average rate on total interest-earning assets.  The Company’s average interest rate spread was 3.74% for the three months ended September 30, 2022 compared to 2.98% for the three months ended September 30, 2021. The Company’s net interest margin was 3.90% for the three months ended September 30, 2022 compared to 3.16% for the three months ended September 30, 2021.

Provision for Loan Losses

Based on an analysis of historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market area, and other factors related to the collectability of Home Federal Bank’s loan portfolio, the provision for loan losses was $418,000 during the three months ended September 30, 2022, compared to none made during the three months ended September 30, 2021. The allowance for loan losses was $4.8 million, or 1.18% of total loans receivable, at September 30, 2022 compared to $4.1 million, or 1.20% of total loans receivable, at September 30, 2021.  At September 30, 2022, the Bank had $2.1 in non-performing loans and $93,000 in foreclosed assets which totaled $2.2 million in non-performing assets. At September 30, 2021, Home Federal Bank had $976,000 in non-performing loans and $383,000 in foreclosed assets which totaled $1.4 million in non-performing assets.

Non-interest Income

The $470,000 decrease in non-interest income for the three months ended September 30, 2022, compared to the prior year quarterly period, was primarily due to a decrease of $534,000 in gain on sale of loans, a $2,000 decrease in income from bank owned life insurance, and a $1,000 decrease in other income, partially offset by a $67,000 increase in service charges on deposit accounts. The Company sells most of its long-term fixed rate residential mortgage loan originations primarily in order to manage interest rate risk.  The decrease in gain on sale of loans was due to a reduction in loans originated for sale reflecting a decrease in mortgage refinancing activity.

Non-interest Expense

The $218,000 increase in non-interest expense for the three months ended September 30, 2022, compared to the same period in 2021, is primarily attributable to increases of $93,000 in other non-operating expense, $72,000 in compensation and benefits expense, $72,000 in occupancy and equipment expense, $26,000 in legal fees, $9,000 in deposit insurance expense, and $3,000 in audit and examination fees. The increases were partially offset by decreases of $26,000 in data processing expense, $20,000 in loan and collection expense, and $11,000 in franchise and bank shares tax expense.  The decrease in other non-operating expense was primarily due to communication expense, correspondent bank fees, and fraud expense related to deposit checking accounts.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
Comparison of Operating Results for the Three Months Ended September 30, 2022 and 2021 (continued)

The aggregate compensation expense recognized by the Company for its Stock Options, Share Awards and employee stock ownership plan, amounted to $168,000 for both the three months ended September 30, 2022 and September 30, 2021.

The Louisiana bank shares tax is assessed on the Bank’s equity and earnings.  For the three months ended September 30, 2022, the Company recognized franchise and bank shares tax expense of $119,000 compared to $130,000, for the same period in 2021.

Income Taxes

Income taxes amounted to $9,000 for the three months ended September 30, 2022, resulting in an effective tax rate of 0.5%. Income taxes amounted to $352,000 for the three months ended September 30, 2021, resulting in an effective tax rate of 20.6%.  The decrease in provision for income taxes was due to an adjustment in taxes related to stock option exercises.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
Comparison of Operating Results for the Three Months Ended September 30, 2022 and 2021 (continued)

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

	Three Months Ended September 30,
	2022			2021
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$396,768	$5,028	5.03%	$342,942	$4,397	5.09%
Investment securities	110,602	491	1.76	86,350	341	1.57
Interest-earning deposits	32,706	262	3.18	101,732	36	0.14
Total interest-earning assets	540,076	5,781	4.25%	531,024	4,774	3.57%
Non-interest-earning assets	45,074			36,089
Total assets	$585,150			$567,113
Interest-bearing liabilities:
Savings accounts	$128,749	84	0.26%	$133,140	108	0.32%
NOW accounts	58,658	17	0.11	48,389	14	0.11
Money market accounts	94,694	35	0.15	86,991	25	0.12
Certificate accounts	84,715	264	1.24	101,364	382	1.50
Total interest-bearing deposits	366,816	400	0.43	369,884	529	0.57
Other Borrowings	4,915	66	5.33	1,376	11	3.17
FHLB advances	826	10	4.80	861	10	4.61
Total interest-bearing liabilities	$372,557	476	0.51%	$372,121	550	0.59%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	161,907			139,885
Other liabilities	3,294			2,938
Total liabilities	537,758			514,944
Total Stockholders’ Equity(1)	47,392			52,169

Total liabilities and stockholders’ equity	$585,150			$567,113

Net interest-earning assets	$167,519			$158,903

Net interest income; average interest rate spread(2)		$5,305	3.74%		$4,224	2.98%
Net interest margin(3)			3.90%			3.16%
Average interest-earning assets to average interest-bearing liabilities			144.96%			142.70%

(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
Comparison of Operating Results for the Three Months Ended September 30, 2022 and 2021 (continued)

Liquidity and Capital Resources

The Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings, and to fund loan commitments. The Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

The Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Bank invests excess funds in short-term interest-earning accounts and other assets which provide liquidity to meet lending requirements.  The Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $6.4 million at September 30, 2022.

A significant portion of the Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents. The Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.  If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At September 30, 2022, The Bank had $823,000 in advances from the Federal Home Loan Bank of Dallas and had $159.4 million in additional borrowing capacity.  Additionally, at September 30, 2022, the Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $20.4 million. There were no amounts purchased under this agreement as of September 30, 2022. In addition, the Company had available a $10.0 million line of credit agreement at September 30, 2022 with First National Bankers Bank. At September 30, 2022, there was a $6.4 million balance in the credit line.

At September 30, 2022, the Bank had outstanding loan commitments of $58.9 million to originate loans and commitments under unused lines of credit of $13.6 million. At September 30, 2022, certificates of deposit scheduled to mature in less than one year totaled $59.2 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  The Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale, as needed.

At September 30, 2022, the Bank exceeded each of its regulatory capital requirements with tangible equity, common equity Tier 1, core, and total risk-based capital ratios of 9.50%, 13.85%, 9.50%, and 15.06%, respectively.

Off-Balance Sheet Arrangements

At September 30, 2022, the Company did not have any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.

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

The Company’s repurchases of its common stock (split adjusted) made during the quarter ended September 30, 2022 are set forth in the table below, including stock-for-stock option exercises:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2022 – July 31, 2022	--	$--	--	130,076
August 1, 2022 – August 31, 2022	294,400	20	130,076	--
September 1, 2022 – September 30, 2022	--	--	--	--
Total	294,400	$20	130,076	--

Notes to this table:

(a)
On February 16, 2022, the Company announced that its Board of Directors approved the eleventh stock repurchase program for the repurchase of up to 170,000 shares. The eleventh stock repurchase program was completed on August 2, 2022.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: November 14, 2022	By:	/s/ Glen W. Brown
Glen W. Brown
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)