Form 10-Q
period 2022-12-31
Home Federal Bancorp, Inc. of Louisiana
filed 2023-02-10
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)
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

Shares of common stock, par value $0.01 per share, outstanding as of February 9, 2023: The registrant had 3,121,251 shares of common stock outstanding.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION December 31, 2022 (Unaudited) and June 30, 2022 (Audited) (In thousands except share and per share data)

	December 31, 2022	June 30, 2022
	(unaudited)	(audited)
ASSETS

Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $6,832 and $42,531 December 31, 2022 and June 30, 2022, Respectively)	$20,447	$64,078
Securities Available-for-Sale	31,127	28,099
Securities Held-to-Maturity (fair value December 31, 2022: $62,488; June 30, 2022: $69,513, Respectively)	76,223	79,950
Loans Held-for-Sale	2,247	3,978
Loans Receivable, Net of Allowance for Loan Losses (December 31, 2022: $4,788; June 30, 2022: $4,451, Respectively)	419,200	387,873
Accrued Interest Receivable	1,384	1,124
Premises and Equipment, Net	16,088	16,249
Bank Owned Life Insurance	6,649	6,597
Deferred Tax Asset	1,461	1,143
Other Real Estate Owned	269	-
Other Assets	1,448	1,389

Total Assets	$576,543	$590,480

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$151,468	$161,142
Interest-bearing	366,743	370,849
Total Deposits	518,211	531,991
Advances from Borrowers for Taxes and Insurance	178	354
Short-term Federal Home Loan Bank Advances	814	832
Other Borrowings	6,550	2,350
Other Accrued Expenses and Liabilities	2,101	2,606

Total Liabilities	527,854	538,133

STOCKHOLDERS’ EQUITY

Preferred Stock – $0.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	-	-
Common Stock – $0.01 Par Value; 40,000,000 Shares Authorized: 3,121,251 and 3,387,839 Shares Issued and Outstanding at December 31, 2022 and June 30, 2022, Respectively	31	34
Additional Paid-in Capital	40,669	40,145
Unearned ESOP Stock	(581)	(639)
Retained Earnings	11,147	14,506
Accumulated Other Comprehensive Loss	(2,577)	(1,699)

Total Stockholders’ Equity	48,689	52,347

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$576,543	$590,480

See accompanying notes to unaudited consolidated financial statements.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2022	2021	2022	2021
	(In Thousands, Except per Share Data)
INTEREST INCOME
Loans, Including Fees	$5,406	$4,311	$10,434	$8,708
Investment Securities	3	-	5	-
Mortgage-Backed Securities	490	345	980	686
Other Interest-Earning Assets	189	30	450	66
Total Interest Income	6,088	4,686	11,869	9,460

INTEREST EXPENSE
Deposits	645	475	1,045	1,004
Other Borrowings	109	16	175	26
Federal Home Loan Bank Borrowings	10	10	20	21
Total Interest Expense	764	501	1,240	1,051
Net Interest Income	5,324	4,185	10,629	8,409

PROVISION FOR LOAN LOSSES	150	61	568	61
Net Interest Income after Provision for Loan Losses	5,174	4,124	10,061	8,348

NON-INTEREST INCOME
Gain on Sale of Loans	142	710	317	1,420
Income on Bank Owned Life Insurance	26	28	52	55
Service Charges on Deposit Accounts	359	282	694	549
Other Income	12	16	23	28
Total Non-Interest Income	539	1,036	1,086	2,052

NON-INTEREST EXPENSE
Compensation and Benefits	2,093	2,306	4,375	4,516
Occupancy and Equipment	498	443	999	871
Data Processing	220	176	401	385
Audit and Examination Fees	85	118	160	190
Franchise and Bank Shares Tax	122	142	241	271
Advertising	68	70	142	144
Legal Fees	74	105	200	205
Loan and Collection	62	68	114	140
Deposit Insurance Premium	53	39	100	77
Other Expense	281	217	578	420
Total Non-Interest Expense	3,556	3,684	7,310	7,219
Income Before Income Taxes	2,157	1,476	3,837	3,181

PROVISION FOR INCOME TAX EXPENSE	444	300	453	653
Net Income	$1,713	$1,176	$3,384	$2,528
EARNINGS PER COMMON SHARE:
Basic	$0.57	$0.36	$1.10	$0.79
Diluted	$0.55	$0.34	$1.05	$0.73
DIVIDENDS DECLARED	$0.12	$0.10	$0.24	$0.20

See accompanying notes to unaudited consolidated financial statements.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)

Net Income	$1,713	$1,176	$3,384	$2,528

Other Comprehensive Loss, Net of Tax
Investment securities available-for-sale:
Net unrealized Losses	-	(235)	(1,111)	(270)
Income Tax Effect	-	49	233	57
Other Comprehensive Loss	-	(186)	(878)	(213)
Total Comprehensive Income	$1,713	$990	$2,506	$2,315

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021
(Unaudited)
	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

BALANCE – September 30, 2021	$34	$37,974	$(725)	$16,153	$248	$53,684

Net Income	-	-	-	1,176	-	1,176

Changes in Unrealized Gain on Securities Available-for-Sale, Net of Tax Effects	-	-	-	-	(186)	(186)

Share Awards Earned	-	107	-	-	-	107

Stock Options Vested	-	26	-	-	-	26

Common Stock Issuance for Stock Option Exercises	2	1,078	-	-	-	1,080

ESOP Compensation Earned	-	84	29	-	-	113

Company Stock Purchased	-	-	-	(2,256)	-	(2,256)

Dividends Declared	-	-	-	(336)	-	(336)

BALANCE – December 31, 2021	$36	$39,269	$(696)	$14,737	$62	$53,408

BALANCE – September 30, 2022	$31	$40,400	$(610)	$9,881	$(2,577)	$47,125

Net Income	-	-	-	1,713	-	1,713

Changes in Unrealized Loss on Securities Available-for-Sale, Net of Tax Effects	-	-	-	-	-	-

Share Awards Earned	-	113	-	-	-	113

Stock Options Vested	-	28	-	-	-	28

Common Stock Issuance for Stock Option Exercises	-	54	-	-	-	54

ESOP Compensation Earned	-	74	29	-	-	103

Company Stock Purchased	-	-	-	(73)	-	(73)

Dividends Declared	-	-	-	(374)	-	(374)

BALANCE – December 31, 2022	$31	$40,669	$(581)	$11,147	$(2,577)	$48,689

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021
(Unaudited)
	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

BALANCE – June 30, 2021	$34	$37,701	$(754)	$15,469	$275	$52,725

Net Income	-	-	-	2,528	-	2,528

Changes in Unrealized Gain on Securities Available-for-Sale, Net of Tax Effects	-	-	-	-	(213)	(213)

Share Awards Earned	-	107	-	-	-	107

Stock Options Vested	-	52	-	-	-	52

Common Stock Issuance for Stock Option Exercises	2	1,244	-	-	-	1,246

ESOP Compensation Earned	-	165	58	-	-	223

Company Stock Purchased	-	-	-	(2,589)	-	(2,589)

Dividends Declared	-	-	-	(671)	-	(671)

BALANCE – December 31, 2021	$36	$39,269	$(696)	$14,737	$62	$53,408

BALANCE – June 30, 2022	$34	$40,145	$(639)	$14,506	$(1,699)	$52,347

Net Income	-	-	-	3,384	-	3,384

Changes in Unrealized Loss on Securities Available-for-Sale, Net of Tax Effects	-	-	-	-	(878)	(878)

Share Awards Earned	-	113	-	-	-	113

Stock Options Vested	-	54	-	-	-	54

Common Stock Issuance for Stock Option Exercises	(3)	201	-	-	-	198

ESOP Compensation Earned	-	156	58	-	-	214

Company Stock Purchased	-	-	-	(5,962)	-	(5,962)

Dividends Declared	-	-	-	(781)	-	(781)

BALANCE – December 31, 2022	$31	$40,669	$(581)	$11,147	$(2,577)	$48,689

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	December 31,
	2022	2021
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,384	$2,528
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Bad Debt Recovery	1	9
Federal Home Loan Bank stock certificate	3	-
Net Amortization and Accretion on Securities	10	83
Gain on Sale of Loans	(317)	(1,420)
Amortization of Deferred Loan Fees	(235)	(522)
Depreciation of Premises and Equipment	431	367
ESOP Expense	214	223
Stock Option Expense	54	52
Deferred Income Tax	(318)	196
Provision for Loan Losses	568	61
Increase in Cash Surrender Value on Bank Owned Life Insurance	(52)	(55)
Share Awards Expense	62	64
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(17,451)	(58,373)
Loans Held-for-Sale – Sale and Principal Repayments	19,499	64,040
Accrued Interest Receivable	(260)	33
Other Operating Assets	(59)	246
Other Operating Liabilities	(505)	(570)

Net Cash Provided by Operating Activities	5,029	6,962

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(31,894)	(24,511)
Deferred Loan Fees Collected	109	66
Acquisition of Premises and Equipment	(270)	(1,911)
Proceeds Sale of Land	-	478
Activity in Available-for-Sale Securities:
Principal Payments on Mortgage-Backed Securities	2,733	5,009
Purchases of Securities	(6,853)	-
Activity in Held-to-Maturity Securities:
Principal Payments on Mortgage-Backed Securities	3,721	5,213
Purchases of Securities	-	(24,840)

Net Cash Used in Investing Activities	(32,454)	(40,496)

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	December 31,
	2022	2021
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits	$(13,780)	$5,578
Repayments of Advances from Federal Home Loan Bank	(18)	(17)
Repayments of Other Borrowings	-	(1,500)
Net Decrease in Advances from Borrowers for Taxes and Insurance	(176)	(220)
Dividends Paid	(781)	(671)
Company Stock Purchased	(5,962)	(2,589)
Proceeds from Stock Options Exercised	198	1,244
Proceeds from Other Bank Borrowings	4,200	1,600
Plan Share Distributions	113	106

Net Cash (Used in)/Provided by Financing Activities	(16,206)	3,531

NET DECREASE IN CASH AND CASH EQUIVALENTS	(43,631)	(30,003)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$64,078	$104,405

CASH AND CASH EQUIVALENTS - END OF PERIOD	$20,447	$74,402

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$1,239	$1,091
Market Value Adjustment for (Loss) Gain on Debt Securities Available-for-Sale	(1,111)	685
Transfer from Loans to Other Real Estate Owned	(269)	(270)

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (“Home Federal Bank” or the “Bank”). These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended December 31, 2022 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2023.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank’s customers by nine full-service banking offices and home office, located in Caddo, Bossier and Webster Parishes, Louisiana. The area served by the Bank is primarily the Shreveport-Bossier City-Minden combined statistical area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of December 31, 2022, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

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

Securities that are acquired and held principally for the purpose of selling in the near term are classified as trading securities. Investments in securities not classified as trading or held-to-maturity are classified as available-for-sale. Trading account and available-for-sale securities are carried at fair value.  Unrealized holding gains and losses on trading securities are included in earnings, while net unrealized holding gains and losses on available-for-sale debt securities are excluded from earnings and reported in other comprehensive loss.

The Company held no trading securities as of December 31, 2022 and June 30, 2022.

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

It should be understood that estimates of future loan losses involve an exercise of judgment.  While it is possible that in particular periods the Company may sustain losses which are substantial relative to the allowance for loan losses, it is the judgment of management that the allowance for loan losses reflected in the accompanying consolidated statements of financial condition is adequate to absorb known and inherent losses in the existing loan portfolio both probable and reasonable to estimate. All loans greater than 90 days past due are generally placed on nonaccrual status.

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

Earnings per Share

Earnings per share are computed based upon the weighted average number of common shares outstanding during the period. The Company’s basic and diluted earnings per share were $1.10 and $1.05, respectively, for the six months ended December 31, 2022 compared to basic and diluted earnings per share of $0.79 and $0.73, respectively, for the six months ended December 31, 2021.  The Company’s basic and diluted earnings per share were $0.57 and $0.55, respectively, for the three months ended December 31, 2022 compared to basic and diluted earnings per share of $0.36 and $0.34, respectively, for the three months ended December 31, 2021.

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1.           Summary of Accounting Policies (continued)

Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale debt securities, are reported as a separate component of the equity section of the consolidated statements of financial condition along with net income, they are components of comprehensive loss.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  For public business entities that are SEC filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods with those fiscal years.  The extent of the impact upon adoption is not known and will depend on the characteristics of the Company’s loan portfolio and economic conditions on that date as well as forecasted conditions thereafter.  Utilizing a third party vendor model, a preliminary CECL calculation was completed with the December 31, 2022 quarter end call report information.  The bank is continuing to evaluate the current model and methodology as well as consideration of any necessary qualitative adjustments.  The Bank will continue to work with the third-party each quarter to ensure it is conforming with the ASU at adoption date and plans to present to the Board a parallel to the existing incurred loss model with March 31, 2023 call report information.

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities

The amortized cost and fair value of securities with gross unrealized gains and losses follows:

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
		(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$12,272	$4	$925	$11,351
FNMA Mortgage-Backed Certificates	16,476	-	1,564	14,912
GNMA Mortgage-Backed Certificates	4,569	-	780	3,789

Total Debt Securities	33,317	4	3,269	30,052

Municipals	1,072	11	8	1,075

Total Securities Available-for-Sale	$34,389	$15	$3,277	$31,127

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$631	$-	$66	$565
FHLMC Mortgage-Backed Certificates	31,073	-	6,075	24,998
FNMA Mortgage-Backed Certificates	42,651	-	7,501	35,150

Total Debt Securities	74,355	-	13,642	60,713

Municipals	1,324	-	93	1,231

Equity Securities (Non-Marketable)
2,945 Shares – Federal Home Loan Bank	294	-	-	294
630 Shares – First National Bankers Bankshares, Inc.	250	-	-	250

Total Equity Securities	544	-	-	544

Total Securities Held-to-Maturity	$76,223	$-	$13,735	$62,488

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.          Securities (continued)
	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$7,513	$1	$482	$7,032
FNMA Mortgage-Backed Certificates	17,753	-	1,067	16,686
GNMA Mortgage-Backed Certificates	4,984	-	603	4,381

Total Debt Securities	30,250	1	2,152	28,099

Total Securities Available-for-Sale	$30,250	$1	$2,152	$28,099

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$640	$-	$40	$600
FHLMC Mortgage-Backed Certificates	32,485	-	4,602	27,883
FNMA Mortgage-Backed Certificates	44,947	-	5,693	39,254

Total Debt Securities	78,072	-	10,335	67,737

Municipals	1,336	-	102	1,234

Equity Securities (Non-Marketable)
2,919 Shares – Federal Home Loan Bank	292	-	-	292
630 Shares – First National Bankers Bankshares, Inc.	250	-	-	250

Total Equity Securities	542	-	-	542

Total Securities Held-to-Maturity	$79,950	$-	$10,437	$69,513

The amortized cost and fair value of securities by contractual maturity at December 31, 2022 follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In Thousands)

Debt Securities
Within One Year or Less	$-	$-	$-	$-
One through Five Years	4	4	-	-
After Five through Ten Years	1,656	1,580	-	-
Over Ten Years	32,161	28,984	74,355	60,713
	33,821	30,568	74,355	60,713

Municipals
Within One Year or Less	$-	$-	$-	$-
One through Five Years	-	-	225	214
After Five through Ten Years	-	-	-	-
Over Ten Years	568	559	1,099	1,017
	568	559	1,324	1,231

Other Equity Securities	-	-	544	544

Total	$34,389	$31,127	$76,223	$62,488

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.          Securities (continued)
Securities available-for-sale totaling $6.9 million were purchased during the six months ended December 31, 2022. There were no securities sold during the six months ended December 31, 2022. The following tables show information pertaining to gross unrealized losses on securities available-for-sale at December 31, 2022 and June 30, 2022 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	December 31, 2022
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$1,785	$22,057	$1,484	$7,507

Municipals	8	559	-	-

Total Securities Available-for-Sale	$1,793	$22,616	$1,484	$7,507

	December 31, 2022
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Held-to-Maturity

Mortgage-Backed Securities	$2,159	$13,875	$11,483	$46,838

Municipals	-	-	93	1,231

Total Securities Held-to-Maturity	$2,159	$13,875	$11,576	$48,069

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

The unrealized losses on the Company’s investments in mortgage-backed securities at December 31, 2022 and June 30, 2022 were caused by interest rate changes. The contractual cash flows of these investments are guaranteed by agencies of the U.S. Government and Municipal Goverment. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2022.

The Company’s investment in equity securities consists primarily of FHLB stock and shares of First National Bankers Bankshares, Inc. (“FNBB”). Management monitors its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

At December 31, 2022, securities with a carrying value of $500,000 were pledged to secure public deposits and securities and mortgage loans with a carrying value of $182.5 million were pledged to secure FHLB advances.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans Receivable

Loans receivable are summarized as follows:

	December 31, 2022	June 30, 2022
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$132,973	$120,014
Commercial	145,213	127,589
Multi-Family Residential	30,486	30,411
Land	21,604	22,127
Construction	24,231	27,884
Equity and Second Mortgage	1,601	1,587
Equity Lines of Credit	20,397	17,831

Total Mortgage Loans	376,505	347,443

Commercial Loans	47,009	44,487
Consumer Loans
Loans on Savings Accounts	237	266
Other Consumer Loans	423	439

Total Consumer Other Loans	660	705
Total Loans	424,174	392,635

Less: Allowance for Loan Losses	(4,788)	(4,451)
Unamortized Loan Fees	(186)	(311)

Net Loans Receivable	$419,200	$387,873

Following is a summary of changes in the allowance for loan losses:

	December 31, 2022	June 30, 2022
	(In Thousands)

Balance - Beginning of Period	$4,451	$4,122
Provision for Loan Losses	568	336
Loan Charge-Offs	(232)	(31)
Recoveries	1	24
Balance - End of Period	$4,788	$4,451

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present the grading of loans, segregated by class of loans, as of December 31, 2022 and June 30, 2022:

December 31, 2022	Pass and Pass Watch	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$130,713	$347	$1,913	$-	$132,973
Commercial	143,532	-	1,681	-	145,213
Multi-Family Residential	30,486	-	-	-	30,486
Land	21,604	-	-	-	21,604
Construction	24,231	-	-	-	24,231
Equity and Second Mortgage	1,601	-	-	-	1,601
Equity Lines of Credit	20,397	-	-	-	20,397
Commercial Loans	44,660	2,349	-	-	47,009
Consumer Loans	660	-	-	-	660

Total	$417,884	$2,696	$3,594	$-	$424,174

June 30, 2022	Pass and Pass Watch	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$117,464	$352	$2,198	$-	$120,014
Commercial	123,292	2,548	1,749	-	127,589
Multi-Family Residential	30,411	-	-	-	30,411
Land	22,127	-	-	-	22,127
Construction	27,884	-	-	-	27,884
Equity and Second Mortgage	1,587	-	-	-	1,587
Equity Lines of Credit	17,831	-	-	-	17,831
Commercial Loans	44,275	212	-	-	44,487
Consumer Loans	705	-	-	-	705

Total	$385,576	$3,112	$3,947	$-	$392,635

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present an aging analysis of past due loans, segregated by class of loans, as of December 31, 2022 and June 30, 2022:

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$186	$263	$1,811	$2,260	$130,713	$132,973	$1,898
Commercial	-	-	-	-	145,213	145,213	-
Multi-Family Residential	-	-	-	-	30,486	30,486	-
Land	-	-	-	-	21,604	21,604	-
Construction	-	-	-	-	24,231	24,231	-
Equity and Second Mortgage	-	-	-	-	1,601	1,601	-
Equity Lines of Credit	72	-	-	72	20,325	20,397	-
Commercial Loans	-	-	-	-	47,009	47,009	-
Consumer Loans	-	-	-	-	660	660	-

Total	$258	$263	$1,811	$2,332	$421,842	$424,174	$1,898

June 30, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$-	$1,923	$387	$2,310	$117,704	$120,014	$26
Commercial	-	-	-	-	127,589	127,589	-
Multi-Family Residential	-	-	-	-	30,411	30,411	-
Land	-	-	-	-	22,127	22,127	-
Construction	-	-	-	-	27,884	27,884	-
Equity and Second Mortgage	-	-	-	-	1,587	1,587	-
Equity Lines of Credit	24	-	-	24	17,807	17,831	-
Commercial Loans	-	-	-	-	44,487	44,487	-
Consumer Loans	-	-	-	-	705	705	-

Total	$24	$1,923	$387	$2,334	$390,301	$392,635	$26

There was no interest income recognized on non-accrual loans during the six months ended December 31, 2022 or the year ended June 30, 2022. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the six months ended December 31, 2022 and the year ended June 30, 2022 was approximately $20,000 and $54,000, respectively.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the six months ended December 31, 2022 and year ended June 30, 2022 was as follows:

	Real Estate Loans
December 31, 2022	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,367	$1,295	$357	$305	$282	$197	$646	$2	$4,451
Charge-Offs	(36)	-	-	-	-	(26)	(170)	-	(232)
Recoveries	1	-	-	-	-	-	-	-	1
Current Provision	206	212	(81)	(16)	(46)	54	238	1	568
Ending Balances	$1,538	$1,507	$276	$289	$236	$225	$714	$3	$4,788

Evaluated for Impairment:
Individually	205	178	-	-	-	-	-	-	383
Collectively	1,333	1,329	276	289	236	225	714	3	4,405

Loans Receivable:
Ending Balances – Total	$132,973	$145,213	$30,486	$21,604	$24,231	$21,998	$47,009	$660	$424,174
Ending Balances:
Evaluated for Impairment:
Individually	2,260	1,681	-	-	-	-	2,349	-	6,290
Collectively	$130,713	$141,183	$30,486	$21,604	$24,231	$21,998	$47,009	$660	$417,884

	Real Estate Loans
June 30, 2022	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$894	$1,630	$346	$407	$160	$193	$489	$3	$4,122
Charge-Offs	(8)	(6)	-	-	-	(17)	-	-	(31)
Recoveries	4	-	-	-	-	20	-	-	24
Current Provision	477	(329)	11	(102)	122	1	157	(1)	336
Ending Balances	$1,367	$1,295	$357	$305	$282	$197	$646	$2	$4,451

Evaluated for Impairment:
Individually	106	129	-	-	-	-	38	-	273
Collectively	1,261	1,166	357	305	282	197	608	2	4,178

Loans Receivable:
Ending Balances – Total	$120,014	$127,589	$30,411	$22,127	$27,884	$19,418	$44,487	$705	$392,635
Ending Balances:
Evaluated for Impairment:
Individually	2,550	1,749	-	-	-	-	2,760	-	7,059
Collectively	$117,464	$125,840	$30,411	$22,127	$27,884	$19,418	$41,727	$705	$385,576

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)
The following tables present loans individually evaluated for impairment, segregated by class of loans, as of December 31, 2022 and June 30, 2022:

December 31, 2022	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,260	$-	$2,260	$2,260	$205	$2,283
Commercial	1,681	-	1,681	1,681	139	1,715
Multi-Family Residential	-	-	-	-	-	-
Land	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Equity and Second Mortgage	-	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-	-
Commercial Loans	2,349	-	2,349	2,349	39	2,441
Consumer Loans	-	-	-	-	-	-

Total	$6,290	$-	$6,290	$6,290	$383	$6,439

June 30, 2022	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,550	$163	$2,387	$2,550	$106	$3,032
Commercial	1,749	-	1,749	1,749	129	1,811
Multi-Family Residential	-	-	-	-	-	-
Land	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Equity and Second Mortgage	-	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-	-
Commercial Loans	2,760	212	2,548	2,760	38	2,880
Consumer Loans	-	-	-	-	-	-

Total	$7,059	$375	$6,684	$7,059	$273	$7,723

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status. As of December 31, 2022, there was one commercial equipment loan in the process of foreclosure.

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

Information about the Company’s TDRs is as follows (in thousands):

	December 31, 2022
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
One-to-Four Family	$-	$1,763	$1,763	$1,763

	June 30, 2022
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
One-to-Four Family	$-	$1,818	$1,818	$1,818
Commercial Loans	212	-	212	212

For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result, the loan is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of December 31, 2022, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs. The Company had no TDR that has subsequently defaulted in the last 12 months. There was one loan secured by commercial equipment in foreclosure.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Deposits

Deposits at December 31, 2022 and June 30, 2022 consist of the following classifications:

	December 31, 2022	June 30, 2022
	(In Thousands)
Non-Interest Bearing	$151,468	$161,142
NOW Accounts	56,798	58,957
Money Markets	96,184	98,627
Passbook Savings	104,269	132,981
	408,719	451,707

Certificates of Deposit	109,492	80,284

Total Deposits	$518,211	$531,991

5.  Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three and six months ended December 31, 2022 and 2021 were calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(In Thousands, Except Per Share Data)

Net income	$1,713	$1,176	$3,384	$2,528

Weighted average shares outstanding – basic	2,995	3,228	3,084	3,216
Effect of dilutive common stock equivalents	136	246	149	260
Adjusted weighted average shares outstanding – diluted	3,131	3,474	3,233	3,476

Basic earnings per share	$0.57	$0.36	$1.10	$0.79
Diluted earnings per share	$0.55	$0.34	$1.05	$0.73

For the three months ended December 31, 2022 and 2021, there were outstanding options to purchase 385,816 and 637,281 shares, respectively, at a weighted average exercise price of $11.81 and $11.03 per share, respectively, and for the six months ended December 31, 2022 and 2021, there were outstanding options to purchase 389,125 and 594,364 shares, respectively, at a weighted average exercise price of $11.81 and $11.03 per share, respectively. For the quarter ended December 31, 2022 and 2021, 136,218 options and 245,971 options, respectively, were included in the computation of diluted earnings per share. For the six month period ended December 31, 2022 and 2021, 149,506 options and 259,807 options, respectively, were included in the computation of diluted earnings per share.

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(In Thousands)

Average common shares issued	6,125	6,125	6,125	6,125
Average unearned ESOP shares	(119))	(142))	(122))	(145))
Average Company stock purchased	(3,011))	(2,755))	(2,919))	(2,764))

Weighted average shares outstanding	2,995	3,228	3,084	3,216

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Stock-Based Compensation

Stock Option Plans

On August 10, 2005, the stockholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the “2005 Option Plan”) for the benefit of directors, officers, and other key employees. The aggregate number of shares of common stock reserved for issuance under the 2005 Option Plan totaled 317,736 (as adjusted).  Both incentive stock options and non-qualified stock options may be granted under the 2005 Option Plan. The 2005 Option Plan terminated on June 8, 2015; however, the 4,266 outstanding options as of December 31, 2022 will remain in effect for the remainder of their original ten year terms.

On December 23, 2011, the stockholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan (the “2011 Option Plan),” together with the 2005 Option Plan, the “Option Plans”) for the benefit of directors, officers, and other key employees. The aggregate number of shares of common stock reserved for issuance under the 2011 Option Plan totaled 389,044 (as adjusted). The 2011 Option Plan terminated on December 23, 2021; however, the 38,350 outstanding options as of December 31, 2022 will remain in effect for the remainder of their original ten year term.

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

Stock Incentive Plans

On November 12, 2014, the stockholders of the Company approved the adoption of the Company’s 2014 Stock Incentive Plan (the “2014 Stock Incentive Plan”) for the benefit of employees and non-employee directors as an incentive to contribute to the success of the Company and reward employees for outstanding performance and the attainment of targeted goals. The 2014 Stock Incentive Plan covers a total of 300,000 shares (as adjusted), of which no more than 75,000 shares (as adjusted), or 25% of the plan, may be share rewards. The balance of the plan is reserved for stock option awards which would total 225,000 stock options (as adjusted), assuming all the share awards are issued. All incentive stock options granted under the 2014 Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  On July 21, 2022 and August 15, 2022, the Company granted a total of 8,000 stock options to key employees vesting ratably over five years.

On November 13, 2019, the stockholders of the Company approved the adoption of the Company’s 2019 Stock Incentive Plan (the “2019 Stock Incentive Plan),” together with the 2014 Stock Incentive Plan, the “Stock Incentive Plans”) which provides for a total of 250,000 shares (as adjusted) reserved for future issuance as stock awards or stock options. No more than 62,500 shares (as adjusted), or 25%, may be granted as stock awards. The balance of the plan is reserved for stock option awards. On November 11, 2020, the Company granted a total of 62,500 plan share awards and 187,500 stock options to directors, officers and other key employees vesting ratably over five years. The Stock Incentive Plans costs are recognized over the five year vesting period. As of December 31, 2022, there are 1,200 plan share awards and 14,000 stock options available for future grants under the Stock Incentive Plans.

Compensation expense pertaining to the Stock Incentive Plans was $113,000 and $107,000 for the six months ended December 31, 2022 and 2021, respectively. For the three months ended December 31, 2022 and 2021, compensation expense charged to operations under the Stock Incentive Plans was $54,000 and $52,000, respectively.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amount of $4.1 million at December 31, 2022 and $4.2 million June 30, 2022.

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

At December 31, 2022 and June 30, 2022, the carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2022		June 30, 2022
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$20,447	$20,447	$64,078	$64,078
Securities Available-for-Sale	31,127	31,127	28,099	28,099
Securities to be Held-to-Maturity	76,223	62,488	79,950	69,513
Loans Held-for-Sale	2,247	2,247	3,978	3,978
Loans Receivable	419,200	386,838	387,873	369,728

Financial Liabilities
Deposits	$518,211	$429,286	$531,991	$490,789
Advances from FHLB	814	814	832	844

Off-Balance Sheet Items
Mortgage Loan Commitments	$13,892	$13,618	$11,365	$11,365

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used during the six months ended December 31, 2022.

Fair values of assets and liabilities measured on a recurring basis at December 31, 2022 and June 30, 2022 are as follows:

	Fair Value Measurements
December 31, 2022	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$-	$11,351	$-	$11,351
FNMA	-	14,912	-	14,912
GNMA	-	3,789	-	3,789
	-	30,052	-	30,052

Municipals	-	1,075	-	1,075

Total	$-	$31,127	$-	$31,127

	Fair Value Measurements
June 30, 2022	(Level 1)	(Level 2)	(Level 3)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$-	$7,032	$-	$7,032
FNMA	-	16,686	-	16,686
GNMA	-	4,381	-	4,381

Total	$-	$28,099	$-	$28,099

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.           Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On July 1, 2019, the Company adopted ASU No. 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee. Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches with terms extending through 2058. Substantially all of the Company’s leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated statements of financial condition. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated statements of financial condition as right-of-use (“ROU”) assets and corresponding lease liabilities. See table;

(In Thousands)		December 31, 2022	June 30, 2022
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other Assets	$836	$844
Total Lease Right-of-Use Assets		$836	$844

Lease Liabilities
Operating lease liabilities	Other Accrued Expenses and Liabilities	$869	$871
Total Lease Liabilities		$869	$871

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

	December 31, 2022	June 30, 2022
Weighted-average remaining lease term
Operating leases	35.9 years	36.4 years

Weighted-average discount rate
Operating leases	3.00%	3.00%

10.          Subsequent Events

Effective February 1, 2023, the Company completed its acquisition of Northwest Bancshares Corporation (“NWB”) in accordance with the terms of the Agreement and Plan of Merger, dated as of October 4, 2022, by and between the Company and NWB (the “Merger Agreement”). Immediately after closing and in accordance with the terms of the Merger Agreement, First National Bank of Benton (“FNBB”), which had been the wholly owned subsidiary of NWB, was merged with and into Home Federal Bank, the Company’s wholly owned subsidiary, with Home Federal Bank as the surviving institution.

The Company acquired all of the outstanding shares of common stock of NWB for aggregate cash consideration of approximately $10.2 million ($128.16 per NWB common share). In addition to the merger consideration, the Merger Agreement provided that, prior to consummation of the merger, NWB would pay a special distribution in cash to its stockholders in an aggregate amount which would reduce the ratio of NWB’s total stockholders’ equity to total consolidated assets to 8.0%. The amount of the special distribution was approximately $9.3 million.

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

Discussion of Financial Condition Changes from June 30, 2022 to December 31, 2022

General

At December 31, 2022, the Company reported total assets of $576.5 million, a decrease of $13.9 million, or 2.4%, compared to total assets of $590.5 million at June 30, 2022. The decrease in assets was comprised primarily of decreases in cash and cash equivalents of $43.6 million, or 68.1%, from $64.1 million at June 30, 2022 to $20.4 million at December 31, 2022, loans held-for-sale of $1.7 million, or 43.5%, from $4.0 million at June 30, 2022 to $2.2 million at December 31, 2022, investment securities of $699,000, or 0.6%, from $108.0 million at June 30, 2022 to $107.4 million at December 31, 2022, and premises and equipment of $161,000, or 1.0%, from $16.2 million at June 30, 2022 to $16.1 million at December 31, 2022.   These decreases were partially offset by increases in loans receivable, net of $31.3 million, or 8.1%, from $387.9 million at June 30, 2022 to $419.2 million at December 31, 2022, deferred tax asset of $318,000, or 27.8%, from $1.1 million at June 30, 2022 to $1.5 million at December 31, 2022, real estate owned of $269,000 from none at June 30, 2022 to $269,000 at December 31, 2022, accrued interest receivable of $260,000, or 23.1%, from $1.1 million at June 30, 2022 to $1.4 million at December 31, 2022, other assets  of $59,000, or 4.2%, from $1.4 million at June 30, 2022 to $1.5 million at December 31, 2022, and bank owned life insurance of $52,000, or 0.8%, from $6.6 million at June 30, 2022 to $6.7 million at December 31, 2022.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2022 to December 31, 2022 (continued)

Cash and Cash Equivalents

Cash and cash equivalents decreased $43.6 million, or 68.1%, from $64.1 million at June 30, 2022 to $20.4 million at December 31, 2022. The decrease in cash and cash equivalents was primarily due to an increase in commercial loan originations and security purchases.

Loans Receivable, Net

Loans receivable, net, increased by $31.3 million, or 8.1%, to $419.2 million at December 31, 2022 compared to $387.9 million at June 30, 2022.  The increase in loans receivable, net, was primarily due to increases in commercial real estate loans of $17.6 million, one-to-four-family residential loans of $13.0 million, equity line-of-credit loans of $2.6 million, commercial non-real estate loans of $2.5 million, multi-family residential loans of $75,000, and equity and second mortgage loans of $14,000, partially offset by decreases in construction loans of $3.7 million, land loans of $523,000, and consumer loans of $45,000.

Loans Held-for-Sale

Loans held-for-sale decreased $1.7 million, or 43.5%, from $4.0 million at June 30, 2022 to $2.2 million at December 31, 2022.  The decrease in loans held-for-sale resulted primarily from the decrease in the origination volume during the first six months of fiscal year end 2023.

Investment Securities

Investment securities amounted to $107.4 million at December 31, 2022 compared to $108.0 million at June 30, 2022, a decrease of $699,000, or 0.6%.  The decrease in investment securities was primarily due to principal repayments on mortgage backed securities of $6.5 million and a $1.1 million increase in market value losses on available-for-sale securities offset by security purchases of $6.9 million.

Premises and Equipment, Net

Premises and equipment, net, decreased $161,000, or 1.0%, to $16.1 million at December 31, 2022 compared to $16.2 million at June 30, 2022.  The decrease in premises and equipment was primarily due to depreciation expense for the six month period.

Asset Quality

At December 31, 2022, the Company had $2.2 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $2.2 million on non-performing assets at June 30, 2022, consisting of six single-family residential loans and two single family residences in other real estate owned at December 31, 2022, compared to six single-family residential loans and one line of credit loan at June 30, 2022.  At December 31, 2022,  the Company had four single family residential loans and two commercial real estate loans classified as substandard compared to five single family residential loans and two commercial real estate loans classified as substandard at June 30, 2022.  There were two one-to-four family residential loans moved to real estate owned during the quarter ending December 31, 2022.  There were no loans classified as doubtful at December 31, 2022 or June 30, 2022.

Total Liabilities

Total liabilities decreased $10.3 million, or 1.9%, from $538.1 million at June 30, 2022 to $527.9 million at December 31, 2022 primarily due to decreases in total deposits of $13.8 million, or 2.6%, to $518.2 million at December 31, 2022 compared to $532.0 million at June 30, 2022, other accrued expenses and liabilities of $505,000, or 19.4%, to $2.1 million at December 31, 2022 compared to $2.6 million at June 30, 2022, advances from borrowers for taxes and insurance of $176,000, or 49.7%, to $178,000 at December 31, 2022 compared to $354,000 at June 30, 2022, and advances from the Federal Home Loan Bank of $18,000 or 2.2%, to $814,000 at December 31, 2022 compared to $832,000 at June 30, 2022, partially offset by an increase in other borrowings of $4.2 million, or 178.7%, to $6.6 million at December 31, 2022 compared to $2.4 million at June 30, 2022.  The decrease in deposits was primarily due to a $28.7 million, or 21.6%, decrease in savings deposits from $133.0 million at June 30, 2022 to $104.3 million at December 31, 2022, a $9.7 million, or 6.0%, decrease in non-interest bearing deposits from $161.1 million at June 30, 2022 to $151.5 million at December 31, 2022, a $2.4 million, or 2.5%, decrease in money market deposits from $98.6 million at June 30, 2022 to $96.2 million at December 31, 2022, and a decrease of $2.2 million, or 3.7%,  in NOW accounts from $59.0 million at June 30, 2022 to $56.8 million at December 31, 2022, partially offset by an increase of $29.2 million, or 36.4%, in certificates of deposit from $80.3 million at June 30, 2022 to $109.5 million at December 31, 2022. The Company had $3.0 million in brokered deposits at December 31, 2022 compared to $6.0 million at June 30, 2022. The decrease in advances from the Federal Home Loan Bank was primarily due to principal paydowns on amortizing advances.  The entire balance in advances from the Federal Home Loan Bank at December 31, 2022 were short-term due to our only advance with a balloon maturity in January 2023.  We will be paying off this debt with funds from our FHLB demand account.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

Discussion of Financial Condition Changes from June 30, 2022 to December 31, 2022 (continued)

Stockholders’ Equity

Stockholders’ equity decreased $3.7 million, or 7.0%, to $48.7 million at December 31, 2022 from $52.3 million at June 30, 2022. The primary reasons for the changes in stockholders’ equity from June 30, 2022 were the repurchase of Company stock of $6.0 million, a decrease in the Company’s accumulated other comprehensive income of $878,000, and dividends paid totaling $781,000, partially offset by net income of $3.4 million, the vesting of restricted stock awards, stock options, and the release of employee stock ownership plan shares totaling $381,000, and proceeds from the issuance of common stock from the exercise of stock options of $198,000.

The Company repurchased 291,000 shares of its common stock during the six months ended December 31, 2022 at an average price per share of $19.99. On February 16, 2022, the Company announced that its Board of Directors approved an eleventh stock repurchase program for the repurchase of up to 170,000 shares. The eleventh stock repurchase program was completed on August 2, 2022.

Regulatory Capital

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency (“OCC”).  At December 31, 2022, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements. At December 31, 2022, Home Federal Bank exceeded each of its regulatory capital requirements with tangible equity, common equity Tier 1, core, and total risk-based capital ratios of 9.99%, 14.08%, 9.99%, and 15.25%, respectively.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2022 and 2021

General

The increase in net income for the three months ended December 31, 2022, as compared to the prior year quarter resulted primarily from a $1.1 million, or 27.2%, increase in net interest income,  a decrease of $128,000, or 3.5%, in non-interest expense, partially offset by a decrease of $497,000, or 48.1%, in non-interest income, a $144,000, or 47.9%, increase in provision for income taxes  and an $89,000, or 145.9%, increase in provision for loan losses. The increase in the provision for loan losses for the three months ended December 31, 2022, was primarily due to loan growth. The increase in net income for the six months ended December 31, 2022 resulted primarily from a $2.2 million, or 26.4%, increase in net interest income, a decrease of $200,000, or 30.6%, in provision for income taxes, partially offset by a decrease of $966,000, or 47.1% in non-interest income, an increase of $507,000, or 831.1%, in provision for loan losses, and an increase of $91,000, or 1.3%, in non-interest expense. The increase in the provision for loan losses for the six months ended December 31, 2022, was primarily due to loan growth.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Months Ended December 31, 2022 and 2021 (continued)

Net Interest Income

The increase in net interest income for the three months ended December 31, 2022 was primarily due to a $1.4 million, or 29.9%, increase in total interest income, partially offset by an increase of $263,000, or 52.5%, in total interest expense.  The Company’s average interest rate spread was 3.67% for the three months ended December 31, 2022 compared to 2.99% for the three months ended December 31, 2021. The Company’s net interest margin was 3.91% for the three months ended December 31, 2022 compared to 3.15% for the three months ended December 31, 2021.

The increase in net interest income for the six-month period was primarily due to a $2.4 million, or 25.5%, increase in total interest income, partially offset by a $189,000, or 18.0%, increase in total interest expense. The Company’s average interest rate spread was 3.70% for the six months ended December 31, 2022 compared to 2.99% for the six months ended December 31, 2021. The Company’s net interest margin was 3.91% for the six months ended December 31, 2022 compared to 3.15% for the six months ended December 31, 2021.

Provision for Loans Losses

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market area, and other factors related to the collectability of Home Federal Bank’s loan portfolio, the provision for loan losses was $150,000 for the three month period ended December 31, 2022 and $568,000 for the  six month period ended December 31, 2022, compared to $61,000 in provisions made for both the three and six months ended December 31, 2021. The allowance for loan losses was $4.8 million, or 1.14% of total loans receivable, at December 31, 2022 compared to $4.2 million, or 1.14% of total loans receivable at December 31, 2021.  At December 31, 2022, Home Federal Bank had $1.9 million in non-performing loans and $269,000 in other real estate owned which totaled $2.2 million in non-performing assets.

Non-interest Income

The $497,000 decrease in non-interest income for the three months ended December 31, 2022 compared to the prior year quarterly period, was primarily due to a decrease of $568,000 in gain on sale of loans, a $4,000 decrease in other non-interest income, and a $2,000 decrease in income from bank owned life insurance partially offset by an increase of $77,000 in service charges on deposit accounts.

The $966,000 decrease in non-interest income for the six months ended December 31, 2022 compared to the prior year six-month period was primarily due to a decrease of $1.1 million in gain on sale of loans, a decrease of $5,000 in other non-interest income, and a $3,000 decrease in income from bank owned life insurance, partially offset by a $145,000 increase in service charges on deposit accounts. The decreases in gain on sale of loans for both the quarter and six-month periods were primarily due to a decrease in refinance activity causing a decrease in mortgage loan originations.  The Company sells most of its long-term fixed rate residential mortgage loan originations primarily in order to manage interest rate risk.

Non-interest Expense

The $128,000 decrease in non-interest expense for the three months ended December 31, 2022 compared to the same period in 2021, is primarily attributable to decreases of $213,000 in compensation and benefits expense, $33,000 in audit and examination fees, $31,000 in legal fees, $20,000 in franchise and bank shares expense, $6,000 in loan and collection expense, and $2,000 in advertising expense. The decreases were partially offset by increases of $64,000 in other non-interest expense, $55,000 in occupancy and equipment expense, $44,000 in data processing expense, and $14,000 in deposit insurance premium expense.

The $91,000 increase in non-interest expense for the six months ended December 31, 2022, compared to the same six month period in 2021, is primarily attributable to increases of $158,000 in other non-interest expense, $128,000 in occupancy and equipment expense, $23,000 in deposit insurance premium expense, $16,000 in data processing expense, partially offset by decreases of $141,000 in compensation and benefits expense, $30,000 in audit and examination fees, $30,000 in franchise and bank shares expense, $26,000 in loan and collection expense, $5,000 in legal fees, and $2,000 in advertising expense.  The Louisiana bank shares tax is assessed on the Bank’s equity and earnings.  For the three and six months ended December 31, 2022, the Company recognized franchise and bank shares tax expense of $122,000 and $241,000, respectively, compared to $142,000 and $271,000, respectively, for the same periods in 2021.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Months Ended December 31, 2022 and 2021 (continued)

Income Taxes

Income taxes amounted to $444,000 and $453,000 for the three and six months ended December 31, 2022, respectively, resulting in an effective tax rate of 20.6% and 11.8%. Income taxes amounted to $300,000 and $653,000 for the three and six months ended December 31, 2021, respectively. The decrease in provision for income taxes was due to an adjustment in taxes related to stock option exercises.

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

	Three Months Ended December 31,
	2022			2021
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$415,113	$5,406	5.17%	$359,186	$4,311	4.76%
Investment securities	107,490	493	1.82	96,765	345	1.41
Interest-earning deposits	17,067	189	4.39	70,847	30	0.17
Total interest-earning assets	$539,670	6,088	4.48%	$526,798	4,686	3.53%
Non-interest-earning assets	36,125			39,730
Total assets	$575,795			$566,528
Interest-bearing liabilities:
Savings accounts	$109,471	80	0.29%	$136,482	101	0.29%
NOW accounts	61,223	42	0.27	47,633	14	0.12
Money market accounts	96,264	96	0.40	87,012	26	0.12
Certificate accounts	101,234	427	1.67	92,477	334	1.43
Total interest bearing deposits	368,192	645	0.70	363,604	475	0.52
Other borrowings	6,422	109	6.74	1,643	16	3.86
FHLB advances	817	10	4.80	857	10	4.63
Total interest-bearing liabilities	$375,431	764	0.81%	$366,104	501	0.54%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	149,091			143,686
Other liabilities	3,454			2,883
Total interest bearing liabilities	527,976			512,673
Total Stockholders’ Equity(1)	47,819			53,591

Total liabilities and equity	$575,795			$566,264

Net interest-earning assets	$164,239			$160,694

Net interest income; average interest rate spread(2)		$5,324	3.67%		$4,185	2.99%
Net interest margin(3)			3.91%			3.15%
Average interest-earning assets to average interest-bearing liabilities			143.75%			143.89%

(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Months Ended December 31, 2022 and 2021 (continued)

	Six Months Ended December 31,
	2022			2021
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$405,940	$10,434	5.10%	$351,063	$8,708	4.92%
Investment securities	109,045	985	1.79	91,518	686	1.49
Interest-earning deposits	24,931	450	3.58	86,289	66	0.15
Total interest-earning assets	$539,916	11,869	4.36%	$528,870	9,460	3.55%
Non-interest-earning assets	40,556			37,951
Total assets	$580,472			$566,821
Interest-bearing liabilities:
Savings accounts	$119,110	164	0.27%	$134,811	208	0.31%
NOW accounts	59,940	59	0.19	49,011	28	0.11
Money market accounts	95,479	131	0.27	87,002	51	0.12
Certificate accounts	92,974	691	1.47	96,920	717	1.47
Total interest-bearing deposits	367,503	1,045	0.56	367,744	1,004	0.54
Other bank borrowings	5,668	175	6.12	1,643	26	3.14
FHLB advances	822	20	4.83	857	21	4.86
Total interest-bearing liabilities	$373,993	1,240	0.66%	$370,244	1,051	0.56%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	155,501			142,858
Other liabilities	3,373			839
Total liabilities	532,867			513,941
Total Stockholders’ Equity(1)	47,605			52,880

Total liabilities and equity	$580,472			$566,821

Net interest-earning assets	$165,923			$158,626

Net interest income; average interest rate spread(2)		$10.629	3.70%		$8.409	2.99%
Net interest margin(3)			3.91%			3.15%
Average interest-earning assets to average interest-bearing liabilities			144.37%			142.84%

(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Months Ended December 31, 2022 and 2021 (continued)

Liquidity and Capital Resources

The Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings, and to fund loan commitments. The Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

The Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Bank invests excess funds in short-term interest-earning accounts and other assets which provide liquidity to meet lending requirements.  The Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $638,000 at December 31, 2022.

A significant portion of the Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents. The Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.  If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At December 31, 2022, the Bank had $814,000 in advances from the Federal Home Loan Bank of Dallas and had $182.5 million in additional borrowing capacity.  Additionally, at December 31, 2022, the Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $20.4 million. There were no amounts purchased under this agreement as of December 31, 2022. In addition, the Company had available a $10.0 million line of credit agreement at December 31, 2022 with First National Bankers Bank. At December 31, 2022, there was a $6.6 million balance in the credit line.

At December 31, 2022, the Bank had outstanding loan commitments of $58.4 million to originate loans and commitments under unused lines of credit of $13.9 million. At December 31, 2022, certificates of deposit scheduled to mature in less than one year totaled $77.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.    If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale, as needed.

At December 31, 2022, the Bank exceeded each of its regulatory capital requirements with tangible equity, common equity Tier 1, core, and total risk-based capital ratios of 9.99%, 14.08%, 9.99%, and 15.25%, respectively.

Off-Balance Sheet Arrangements

At December 31, 2022, the Company did not have any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.

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

The Company’s repurchases of its common stock made during the quarter ended December 31, 2022 are set forth in the table below, including stock-for-stock option exercises:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 – October 31, 2022	--	$--	--	--
November 1, 2022 – November 30, 2022	--	--	--	--
December 1, 2022 – December 31, 2022	1,500	18.25	--	--
Total	1,500	$18.25	--	--

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 6.	EXHIBITS

No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Certification Pursuant to 18 U.S.C Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: February 10, 2023	By:	/s/ Glen W. Brown
Glen W. Brown
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)