Form 10-Q
period 2023-03-31
Home Federal Bancorp, Inc. of Louisiana
filed 2023-05-19
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)
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

Shares of common stock, par value $0.01 per share, outstanding as of May 10, 2023: The registrant had 3,123,651 shares of common stock outstanding.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION March 31, 2023 (Unaudited) and June 30, 2022 (Audited)

	March 31, 2023	June 30, 2022
	(In Thousands, Except Share Data)
ASSETS

Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $37,994 and $42,531 March 31, 2023 and June 30, 2022, Respectively)	$45,568	$64,078
Securities Available-for-Sale	44,756	28,099
Securities Held-to-Maturity (fair value March 31, 2023: $64,012; June 30, 2022: $69,513, Respectively)	75,812	79,950
Loans Held-for-Sale	1,160	3,978
Loans Receivable, Net of Allowance for Loan Losses (March 31, 2023: $4,935; June 30, 2022: $4,451, Respectively)	486,394	387,873
Accrued Interest Receivable	1,620	1,124
Premises and Equipment, Net	16,598	16,249
Bank Owned Life Insurance	6,674	6,597
Goodwill	2,990	-
Core Deposit Intangible	1,636	-
Deferred Tax Asset	1,096	1,143
Other Real Estate Owned	311	-
Other Assets	1,370	1,389

Total Assets	$685,985	$590,480

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$163,598	$161,142
Interest-bearing	450,776	370,849
Total Deposits	614,374	531,991
Advances from Borrowers for Taxes and Insurance	276	354
Short-term Federal Home Loan Bank Advances	10,000	832
Other Borrowings	8,250	2,350
Other Accrued Expenses and Liabilities	2,962	2,606

Total Liabilities	635,862	538,133

STOCKHOLDERS’ EQUITY

Preferred Stock - $0.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	-	-
Common Stock - $0.01 Par Value; 40,000,000 Shares Authorized: 3,123,651 and 3,387,839 Shares Issued and Outstanding at March 31, 2023 and June 30, 2022, Respectively	31	34
Additional Paid-in Capital	40,794	40,145
Unearned ESOP Stock	(552)	(639)
Retained Earnings	11,824	14,506
Accumulated Other Comprehensive Loss	(1,974)	(1,699)

Total Stockholders’ Equity	50,123	52,347

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$685,985	$590,480

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2023	2022	2023	2022
	(In Thousands, Except per Share Data)
INTEREST INCOME
Loans, Including Fees	$6,151	$4,277	$16,585	$12,985
Investment Securities	100	-	105	-
Mortgage-Backed Securities	492	380	1,472	1,066
Other Interest-Earning Assets	270	35	720	101
Total Interest Income	7,013	4,692	18,882	14,152

INTEREST EXPENSE
Deposits	1,342	394	2,387	1,397
Other Borrowings	146	20	321	46
Federal Home Loan Bank Borrowings	52	10	72	31
Total Interest Expense	1,540	424	2,780	1,474
Net Interest Income	5,473	4,268	16,102	12,678

PROVISION FOR LOAN LOSSES	150	-	718	61
Net Interest Income after Provision for Loan Losses	5,323	4,268	15,384	12,617

NON-INTEREST INCOME
Gain on Sale of Loans	87	327	404	1,747
Gain/(Loss) on Sale of Real Estate and Fixed Assets	4	(48)	4	(48)
Income on Bank Owned Life Insurance	25	27	77	82
Service Charges on Deposit Accounts	380	289	1,074	838
Other Income	12	241	35	269
Total Non-Interest Income	508	836	1,594	2,888

NON-INTEREST EXPENSE
Compensation and Benefits	2,319	2,194	6,694	6,710
Occupancy and Equipment	541	449	1,540	1,320
Data Processing	163	149	564	534
Audit and Examination Fees	82	102	243	293
Franchise and Bank Shares Tax	145	132	386	403
Advertising	97	88	238	233
Legal Fees	268	82	469	287
Loan and Collection	34	44	148	184
Amortization Core Deposit Intangible	71	-	71	-
Deposit Insurance Premium	49	38	150	114
Other Expense	729	280	1,306	700
Total Non-Interest Expense	4,498	3,558	11,809	10,778
Income Before Income Taxes	1,333	1,546	5,169	4,727

PROVISION FOR INCOME TAX EXPENSE	271	269	723	922
Net Income	$1,062	$1,277	$4,446	$3,805
EARNINGS PER COMMON SHARE:
Basic	$0.35	$0.39	$1.48	$1.18
Diluted	$0.34	$0.37	$1.41	$1.10
DIVIDENDS DECLARED	$0.12	$0.10	$0.36	$0.30

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2023	2022	2023	2022
	(In Thousands)		(In Thousands)

Net Income	$1,062	$1,277	$4,446	$3,805

Other Comprehensive Gain (loss) Net of Tax
Investment Securities Available-for-Sale:
Net Unrealized Gains (Losses)	763	(1,115)	(348)	(1,385)
Income Tax Effect	(160)	234	73	291
Other Comprehensive Gain (loss) Net of Tax	603	(881)	(275)	(1,094)
Total Comprehensive Income	$1,665	$396	$4,171	$2,711

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(Unaudited)
	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In Thousands)
BALANCE – December 31, 2021	$34	$39,271	$(696)	$14,737	$62	$53,408

Net Income	-	-	-	1,277	-	1,277

Changes in Unrealized loss on Securities Available-for-Sale, Net of Tax Effects	-	-	-	-	(881)	(881)

Share Awards Earned	-	10	-	-	-	10

Stock Options Vested	-	19	-	-	-	19

Common Stock Issuance for Stock Option Exercises – Split Adjusted	-	643	-	-	-	643

ESOP Compensation Earned	-	90	29	-	-	119

Company Stock Purchased	-	-	-	(1,621)	-	(1,621)

Dividends Paid	-	-	-	(342)	-	(342)

BALANCE – March 31, 2022	$34	$40,033	$(667)	$14,051	$(819)	$52,632

BALANCE – December 31, 2022	$31	$40,669	$(581)	$11,147	$(2,577)	$48,689

Net Income	-	-	-	1,062	-	1,062

Changes in Unrealized Loss on Securities Available-for-Sale, Net of Tax Effects	-	-	-	-	603	603

Share Awards Earned	-	10	-	-	-	10

Stock Options Vested	-	26	-	-	-	26

Common Stock Issuance for Stock Option Exercises	-	19	-	-	-	19

ESOP Compensation Earned	-	70	29	-	-	99

Company Stock Purchased	-	-	-	(1)	-	(1)

Dividends Paid	-	-	-	(384)	-	(384)

BALANCE – March 31, 2023	$31	$40,794	$(552)	$11,824	$(1,974)	$50,123

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED MARCH 31, 2023 AND 2022
(Unaudited)
	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In Thousands)
BALANCE – June 30, 2021	$34	$37,701	$(754)	$15,469	$275	$52,725

Net Income	-	-	-	3,805	-	3,805

Changes in Unrealized loss on Securities Available-for-Sale, Net of Tax Effects	-	-	-	-	(1,094)	(1,094)

Share Awards Earned	-	117	-	-	-	117

Stock Options Vested	-	71	-	-	-	71

Common Stock Issuance for Stock Option Exercises	-	1,889	-	-	-	1,889

ESOP Compensation Earned	-	255	87	-	-	342

Company Stock Purchased	-	-	-	(4,210)	-	(4,210)

Dividends Paid	-	-	-	(1,013)	-	(1,013)

BALANCE – March 31, 2022	$34	$40,033	$(667)	$14,051	$(819)	$52,632

BALANCE – June 30, 2022	$34	$40,145	$(639)	$14,506	$(1,699)	$52,347

Net Income	-	-	-	4,446	-	4,446

Changes in Unrealized loss on Securities Available-for-Sale, Net of Tax Effects	-	-	-	-	(275)	(275)

Share Awards Earned	-	123	-	-	-	123

Stock Options Vested	-	80	-	-	-	80

Common Stock Issuance for Stock Option Exercises	(3)	220	-	-	-	217

ESOP Compensation Earned	-	226	87	-	-	313

Company Stock Purchased	-	-	-	(5,963)	-	(5,963)

Dividends Paid	-	-	-	(1,165)	-	(1,165)

BALANCE – March 31, 2023	$31	$40,794	$(552)	$11,824	$(1,974)	$50,123

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	March 31,
	2023	2022
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,446	$3,805
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Bad Debt Recovery	2	22
Federal Home Loan Bank Stock Dividend	6	-
Net Amortization and Accretion on Securities	21	103
(Gain) Loss on Sale of Real Estate and Fixed Assets	(4)	48
Gain on Sale of Loans	(404)	(1,747)
Amortization of Deferred Loan Fees	(270)	(729)
Depreciation of Premises and Equipment	648	561
ESOP Expense	313	342
Stock Option Expense	80	71
Deferred Income Tax	47	(41)
Provision for Loan Losses	718	61
(Increase) Decrease in Cash Surrender Value Bank Owned Life Insurance	(77)	642
Share Awards Expense	92	90
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(22,065)	(75,035)
Loans Held-for-Sale – Sale and Principal Repayments	25,287	88,792
Accrued Interest Receivable	(496)	77
Other Operating Assets	19	(548)
Other Operating Liabilities	356	(470)

Net Cash Provided by Operating Activities	8,719	16,044

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(93,680)	(25,802)
Deferred Loan Fees Collected	135	244
Acquisition of Premises and Equipment	(997)	(2,417)
Net Cash Paid in Acquisition	(10,244)	-
Proceeds from Sale of Real Estate	-	814
Purchase Federal Home Loan Bank Stock	(989)	-
Activity in Available-for-Sale Securities:
Principal Payments on Mortgage-Backed Securities	3,764	7,033
Purchases of Securities	(20,826)	-
Activity in Held-to-Maturity Securities:
Principal Payments on Mortgage-Backed Securities	5,121	7,154
Purchase of Securities	-	(34,619)

Net Cash Used in Investing Activities	(117,716)	(47,593)

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	March 31,
	2023	2022
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$82,383	$10,274
Proceeds from Advances from Federal Home Loan Bank	163,001	-
Repayments of Advances from Federal Home Loan Bank	(153,833)	(26)
Proceeds from Other Borrowings	5,900	2,600
Repayments of Other Borrowings	-	(3,200)
Net Decrease in Advances from Borrowers for Taxes and Insurance	(176)	(219)
Dividends Paid	(1,165)	(1,013)
Company Stock Purchased	(5,963)	(4,210)
Proceeds from Stock Options Exercised	217	1,889
Plan Share Distributions	123	117

Net Cash Provided by Financing Activities	90,487	6,212

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,510)	(25,337)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	64,078	104,405

CASH AND CASH EQUIVALENTS - END OF PERIOD	$45,568	$79,068

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$2,598	$1,483
Income Taxes Paid	750	915
Market Value Adjustment for Loss on Debt Securities Available-for-Sale	(348)	(1,385)
Acquisitions:
Fair Value of Tangible Assets Acquired	82,889	-
Other Intangible Assets Acquired	1,510	-
Liabilities Assumed	77,145	-
Net Identifiable Assets Acquired Over Liabilities Assumed	$7,254	$-

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (“Home Federal Bank” or the “Bank”). These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended March 31, 2023 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2023.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the statement of financial condition date for potential recognition in the consolidated financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the statement of financial condition date are recognized in the consolidated financial statements as of March 31, 2022.  In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred through the date these consolidated financial statements were issued.

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company held no trading securities as of March 31, 2023 and June 30, 2022.

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

Acquisition Accounting

Acquisitions are accounted for under the purchase method of accounting. The acquisition method of accounting requires the Company as the acquirer to recognize the fair value of assets acquired and liabilities assumed at the acquisition date, as well as recognize goodwill. If the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in an acquisition, goodwill is recognized. The Company records provisional amounts of fair value at the time of acquisition. The provisional fair values are subject to modification for up to one year after the acquisition.

Loans Held-for-Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.          Summary of Accounting Policies (continued)

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

Acquired Loans

Purchased loans acquired are recorded at their fair value. Discounts are included in the determination of the fair value. As such, an allowance for loan loss is not recorded at the acquisition date. Acquired loans are evaluated at acquisition and classified as either purchased credit impaired or purchased performing loans. Purchased credit impaired loans reflect credit deterioration since origination and as such at the date of acquisition the Company will not be able to collect all contractually required payments. The Company accounts for acquired impaired loans in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Purchased credit impaired loans are accounted for individually. The Company estimates the amount and timing of undiscounted expected cash flows for each loan. The excess of the cash flows expected to be collected over a loan’s carrying value is considered to be the accretable yield, which is recognized as interest income over the estimated life of the loan. The excess of the undiscounted contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference. Over the life of the loan, expected cash flows continue to be estimated.

If the expected cash flows decrease, a provision for loan loss is recorded. If the expected cash flows increase, it is recognized as part of future income. Purchased performing loans are accounted for under ASC 310-20, Nonrefundable Fees and Other Costs (“ASC 310-20”), with the related discount or premium being recognized as an adjustment to yield over the life of the loan.

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.          Summary of Accounting Policies (continued)
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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired.

Core Deposit Intangible

Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in business combinations. The Company’s policy is to amortize these intangibles on a straight-line basis over their estimated useful life, which the estimated useful lives are periodically reviewed for reasonableness. Core deposit intangibles are tested for impairment if events and circumstances indicate the carrying amount of the asset may not be recoverable from future cash flows.

Bank-Owned Life Insurance

The Bank has purchased life insurance contracts on the lives of certain key employees. The Bank is the beneficiary of these policies. These contracts are reported at their cash surrender value and changes in the cash surrender value are included in non-interest income.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.          Summary of Accounting Policies (continued)

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

Earnings per Share

Earnings per share are computed based upon the weighted average number of common shares outstanding during the period. The Company’s basic and diluted earnings per share were $1.48 and $1.41, respectively, for the nine months ended March 31, 2023 compared to basic and diluted earnings per share of $1.18 and $1.10, respectively, for the nine months ended March 31, 2022.  The Company’s basic and diluted earnings per share were $0.35 and $0.34, respectively, for the three months ended March 31, 2023 compared to basic and diluted earnings per share of $0.39 and $0.37, respectively, for the three months ended March 31, 2022.

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

Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale debt securities, are reported as a separate component of the equity section of the consolidated statements of financial condition along with net income, they are components of comprehensive income.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.           Summary of Accounting Policies (continued)

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this Accounting Standards Update (“ASU”) replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  For public business entities that are SEC filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods with those fiscal years.  The extent of the impact upon adoption is not known and will depend on the characteristics of the Company’s loan portfolio and economic conditions on that date as well as forecasted conditions thereafter.  Utilizing a third party vendor model, a preliminary CECL calculation was completed with the December 31, 2022 quarter end call report information.  The bank is continuing to evaluate the current model and methodology as well as consideration of any necessary qualitative adjustments.  The Bank will continue to work with the third-party each quarter to ensure it is conforming with the ASU at adoption date and plans to present to the Board a parallel to the existing incurred loss model with March 31, 2023 call report information.

ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2022-02”) eliminates the guidance on troubled debt restructurings and requires entities to evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan. ASU 2022-02 also requires that entities disclose current-period gross charge-offs by year of origination for loans and leases. For public business entities that are SEC filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods with those fiscal years, the extent of the impact upon adoption is not yet known.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2. Securities

The amortized cost and fair value of securities with gross unrealized gains and losses follows:

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
		(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$12,491	$-	$694	$11,797
FNMA Mortgage-Backed Certificates	15,846	-	1,255	14,591
GNMA Mortgage-Backed Certificates	4,669	2	654	4,017

Total Debt Securities	33,006	2	2,603	30,405

US Treasury Securities	13,179	87	-	13,266

Municipals	1,070	15	-	1,085

Total Securities Available-for-Sale	$47,255	$104	$2,603	$44,756

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$627	$-	$51	$576
FHLMC Mortgage-Backed Certificates	30,528	-	5,169	25,359
FNMA Mortgage-Backed Certificates	41,803	-	6,504	35,299

Total Debt Securities	72,958	-	11,724	61,234

Municipals	1,317	-	76	1,241

Equity Securities (Non-Marketable)
12,865 Shares – Federal Home Loan Bank	1,287	-	-	1,287
630 Shares – First National Bankers Bankshares, Inc.	250	-	-	250

Total Equity Securities	1,537	-	-	1,537

Total Securities Held-to-Maturity	$75,812	$-	$11,800	$64,012

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2.          Securities (continued)
The amortized cost and fair value of securities by contractual maturity at March 31, 2023 follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In Thousands)

Debt Securities
Within One Year or Less	$-	$-	$-	$-
One through Five Years	3	3	-	-
After Five through Ten Years	2,026	1,968	-	-
Over Ten Years	30,977	28,434	72,958	61,234
	33,006	30,405	72,958	61,234

US Treasury Securities
Within One Year or Less	$9,683	$9,752	$-	$-
One through Five Years	3,496	3,514	-	-
	13,179	13,266	-	-

Municipals
Within One Year or Less	$-	$-	$-	$-
One through Five Years	-	-	223	213
After Five through Ten Years	-	-	-	-
Over Ten Years	1,070	1,085	1,094	1,028
	1,070	1,085	1,317	1,241

Other Equity Securities	-	-	1,537	1,537

Total	$47,255	$44,756	$75,812	$64,012

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2.           Securities (continued)
There were no securities sold during the nine months ended March 31, 2023. The following tables show information pertaining to gross unrealized losses on securities available-for-sale at March 31, 2023 and June 30, 2022 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

March 31, 2023
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$1,353	$22,199	$1,259	$7,532

Municipals	-	-	-	-

Total Securities Available-for-Sale	$1,353	$22,199	$1,259	$7,532

	March 31, 2023
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Held-to-Maturity

Mortgage-Backed Securities	$170	$1,943	$11,554	$59,291

Municipals	-	-	76	1,241

Total Securities Held-to-Maturity	$170	$1,943	$11,630	$60,532

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

The unrealized losses on the Company’s investments in mortgage-backed securities at March 31, 2023 and June 30, 2022 were caused by interest rate changes. The contractual cash flows of these investments are guaranteed by agencies of the U.S. Government and Municipal Government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2023.

The Company’s investment in equity securities consists primarily of FHLB stock and shares of First National Bankers Bankshares, Inc. (“FNBB”). Management monitors its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

At March 31, 2023, securities with a carrying value of $13.6 million were pledged to secure public deposits and securities and mortgage loans with a carrying value of $40.8 million were pledged to secure FHLB advances and FHLB letter -of-credits.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Loans Receivable

Loans receivable are summarized as follows:

	March 31, 2023	June 30, 2022
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$173,444	$120,014
Commercial	152,092	127,589
Multi-Family Residential	31,002	30,411
Land	24,784	22,127
Construction	31,846	27,884
Equity and Second Mortgage	1,818	1,587
Equity Lines of Credit	23,483	17,831

Total Mortgage Loans	438,469	347,443

Commercial Loans	51,490	44,487
Consumer Loans
Loans on Savings Accounts	164	266
Other Consumer Loans	1,383	439

Total Consumer Other Loans	1,547	705
Total Loans	491,506	392,635

Less: Allowance for Loan Losses	(4,935)	(4,451)
Unamortized Loan Fees	(177)	(311)

Net Loans Receivable	$486,394	$387,873

The Company acquired loans with fair value of $55.9 million from FNBB on February 1, 2023.  Of the total $55.9 million of loans acquired, $51.6 million were determined to have no evidence of deteriorated credit quality and accounted for under Topic ASC 310-20. The unamortized discount related to the acquired performing loans total $785,000 at February 1, 2023. The unamortized $4.3 million were determined to exhibit deteriorated credit quality. The discount related to these loans related to credit and interest adjustments was $772,000.

Following is a summary of changes in the allowance for loan losses:

	Nine Months Ended March 31,
	2023	2022
	(In Thousands)

Balance - Beginning of Period	$4,451	$4,122
Provision for Loan Losses	718	61
Loan Charge-Offs	(236)	(31)
Recoveries	2	22
Balance - End of Period	$4,935	$4,174

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present the grading of loans, segregated by class of loans, as of March 31, 2023 and June 30, 2022:

March 31, 2023	Pass and Pass Watch	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$170,213	$810	$2,421	$-	$173,444
Commercial	150,446	-	1,646	-	152,092
Multi-Family Residential	31,002	-	-	-	31,002
Land	24,779	-	5	-	24,784
Construction	31,846	-	-	-	31,846
Equity and Second Mortgage	1,818	-	-	-	1,818
Equity Lines of Credit	23,483	-	-	-	23,483
Commercial Loans	48,807	2,619	64	-	51,490
Consumer Loans	1,518	2	27	-	1,547
Total	$483,912	$3,431	$4,163	$-	$491,506

June 30, 2022	Pass and Pass Watch	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$117,464	$352	$2,198	$-	$120,014
Commercial	123,292	2,548	1,749	-	127,589
Multi-Family Residential	30,411	-	-	-	30,411
Land	22,127	-	-	-	22,127
Construction	27,884	-	-	-	27,884
Equity and Second Mortgage	1,587	-	-	-	1,587
Equity Lines of Credit	17,831	-	-	-	17,831
Commercial Loans	44,275	212	-	-	44,487
Consumer Loans	705	-	-	-	705

Total	$385,576	$3,112	$3,947	$-	$392,635

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present an aging analysis of past due loans, segregated by class of loans, as of March 31, 2023 and June 30, 2022:

March 31, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$341	$112	$2,142	$2,595	$170,849	$173,444	$26
Commercial	-	-	-	-	152,092	152,092	-
Multi-Family Residential	-	-	-	-	31,002	31,002	-
Land	-	-	-	-	24,784	24,784	-
Construction	-	-	5	5	31,841	31,846	-
Equity and Second Mortgage	-	-	-	-	1,818	1,818	-
Equity Lines of Credit	-	-	-	-	23,483	23,483	-
Commercial Loans	-	4	8	12	51,478	51,490	-
Consumer Loans	-	50	-	50	1,497	1,547	-

Total	$341	$166	$2,155	$2,662	$488,442	$491,506	$26

June 30, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$-	$1,923	$387	$2,310	$117,704	$120,014	$26
Commercial	-	-	-	-	127,589	127,589	-
Multi-Family Residential	-	-	-	-	30,411	30,411	-
Land	-	-	-	-	22,127	22,127	-
Construction	-	-	-	-	27,884	27,884	-
Equity and Second Mortgage	-	-	-	-	1,587	1,587	-
Equity Lines of Credit	24	-	-	24	17,807	17,831	-
Commercial Loans	-	-	-	-	44,487	44,487	-
Consumer Loans	-	-	-	-	705	705	-

Total	$24	$1,923	$387	$2,334	$390,301	$392,635	$26

There was no interest income recognized on non-accrual loans during the nine months ended March 31, 2023 or the year ended June 30, 2022. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the nine months ended March 31, 2023 and the year ended June 30, 2022 was approximately $39,000 and $54,000, respectively.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for loan losses by loan portfolio class and recorded investment in loans for the nine months ended March 31, 2023 and year ended June 30, 2022 was as follows:

	Real Estate Loans
March 31, 2023	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,367	$1,295	$357	$305	$282	$197	$646	$2	$4,451
Charge-Offs	(40)	-	-	-	-	(26)	(170)	-	(236)
Recoveries	2	-	-	-	-	-	-	-	2
Current Provision	328	223	(82)	(23)	26	107	138	1	718
Ending Balances	$1,657	$1,518	$275	$282	$308	$278	$614	$3	$4,935

Evaluated for Impairment:
Individually	231	101	-	-	-	-	31	-	363
Collectively	1,426	1,417	275	282	308	278	583	3	4,572

Loans Receivable:
Ending Balances – Total	$173,444	$152,092	$31,002	$24,784	$31,846	$25,301	$51,490	$1,547	$491,506
Ending Balances:
Evaluated for Impairment:
Individually	2,715	1,646	-	-	-	-	2,309	-	6,670
Collectively	$170,729	$150,446	$31,002	$24,784	$31,846	$25,301	$49,181	$1,547	$484,836

	Real Estate Loans
June 30, 2022	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$894	$1,630	$346	$407	$160	$193	$489	$3	$4,122
Charge-Offs	(8)	(6)	-	-	-	(17)	-	-	(31)
Recoveries	4	-	-	-	-	20	-	-	24
Current Provision	477	(329)	11	(102)	122	1	157	(1)	336
Ending Balances	$1,367	$1,295	$357	$305	$282	$197	$646	$2	$4,451

Evaluated for Impairment:
Individually	106	129	-	-	-	-	38	-	273
Collectively	1,261	1,166	357	305	282	197	608	2	4,178

Loans Receivable:
Ending Balances – Total	$120,014	$127,589	$30,411	$22,127	$27,884	$19,418	$44,487	$705	$392,635
Ending Balances:
Evaluated for Impairment:
Individually	2,550	1,749	-	-	-	-	2,760	-	7,059
Collectively	$117,464	$125,840	$30,411	$22,127	$27,884	$19,418	$41,727	$705	$385,576

Included in the table above for the quarter ended March 31, 2023, are purchased credit impaired loans that were individually evaluated of $549,000. There was no allowance for loan loss on purchased credit impaired loans for the quarter ended March 31, 2023. There were no purchase credit impaired loans at June 30, 2022.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)
The following tables present loans individually evaluated for impairment, segregated by class of loans, as of March 31, 2023 and June 30, 2022:

March 31, 2023	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,715	$194	$2,521	$2,715	$231	$3,228
Commercial	1,646	-	1,646	1,646	101	1,695
Multi-Family Residential	-	-	-	-	-	-
Land	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Equity and Second Mortgage	-	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-	-
Commercial Loans	2,309	-	2,309	2,309	31	2,447
Consumer Loans	-	-	-	-	-	-

Total	$6,670	$194	$6,476	$6,670	$363	$6,349

June 30, 2022	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,550	$163	$2,387	$2,550	$106	$3,032
Commercial	1,749	-	1,749	1,749	129	1,811
Multi-Family Residential	-	-	-	-	-	-
Land	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Equity and Second Mortgage	-	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-	-
Commercial Loans	2,760	212	2,548	2,760	38	2,880
Consumer Loans	-	-	-	-	-	-

Total	$7,059	$375	$6,684	$7,059	$273	$7,723

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status. As of March 31, 2023, there was one commercial equipment loan in the process of foreclosure.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

A troubled debt restructuring (“TDR”) is a restructuring of a debt made by the Company to a debtor for economic or legal reasons related to the debtor’s financial difficulties that it would not otherwise consider.  The Company grants the concession in an attempt to protect as much of its investment as possible.

Information about the Company’s TDRs is as follows (in thousands):

	March 31, 2023
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
One-to-Four Family	$-	$1,760	$1,760	$1,760

	June 30, 2022
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
One-to-Four Family	$-	$1,818	$1,818	$1,818
Commercial Loans	212	-	212	212

For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result, the loan is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of March 31, 2023, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs. The Company had no TDR that has subsequently defaulted in the last 12 months. There was one loan secured by commercial equipment in foreclosure.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Deposits

Deposits at March 31, 2023 and June 30, 2022 consist of the following classifications:

	March 31, 2023	June 30, 2022
	(In Thousands)
Non-Interest Bearing	$163,598	$161,142
NOW Accounts	66,296	58,957
Money Markets	130,337	98,627
Passbook Savings	92,557	132,981
	452,788	451,707

Certificates of Deposit	161,586	80,284

Total Deposits	$614,374	$531,991

5.  Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three and nine months ended March 31, 2023 and 2022 were calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(In Thousands, Except Per Share Data)

Net income	$1,062	$1,277	$4,446	$3,805

Weighted average shares outstanding – basic	3,006	3,274	3,022	3,235
Effect of dilutive common stock equivalents	126	191	142	227
Adjusted weighted average shares outstanding – diluted	3,132	3,465	3,164	3,462

Basic earnings per share	$0.35	$0.39	$1.48	$1.18
Diluted earnings per share	$0.34	$0.37	$1.41	$1.10

For the three months ended March 31, 2023 and 2022, there were outstanding options to purchase 384,789 and 438,745 shares, respectively, at a weighted average exercise price of $11.81 and $11.61 per share, respectively, and for the nine months ended March 31, 2023 and 2022, there were outstanding options to purchase 387,701 and 558,175 shares, respectively, at a weighted average exercise price of $11.81 and $11.61 per share, respectively. For the quarter ended March 31, 2023 and 2022, 126,427 options and 191,513 options, respectively, were included in the computation of diluted earnings per share. For the nine month period ended March 31, 2023 and 2022, 142,259 options and 226,920 options, respectively, were included in the computation of diluted earnings per share.

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(In Thousands)

Average common shares issued	6,124	6,124	6,124	6,124
Average unearned ESOP shares	(113)	(139)	(119)	(142)
Average Company stock purchased	(3,005)	(2,711)	(2,983)	(2,747)

Weighted average shares outstanding	3,006	3,274	3,022	3,235

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. Stock-Based Compensation

Stock Option Plans

On August 10, 2005, the stockholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the “2005 Option Plan”) for the benefit of directors, officers, and other key employees. The 2005 Option Plan terminated on June 8, 2015; however, the 4,266 outstanding options as of March 31, 2023, all of which are vested, will remain in effect for the remainder of their original ten year term, expiring July 31, 2024.

On December 23, 2011, the stockholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan (the “2011 Option Plan)” for the benefit of directors, officers, and other key employees. The 2011 Option Plan terminated on December 23, 2021; however, the 38,350 outstanding options as of March 31, 2023 will remain in effect for the remainder of their original ten year term, expiring July 31, 2024.

Stock Incentive Plans

On November 12, 2014, the stockholders of the Company approved the adoption of the Company’s 2014 Stock Incentive Plan (the “2014 Stock Incentive Plan”) which covers a total of 300,000 shares (as adjusted), of which no more than 75,000 shares (as adjusted), or 25% of the plan, may be share rewards. The balance of the plan is reserved for stock option awards which would total 225,000 stock options (as adjusted), assuming all the share awards are issued. On July 21, 2022 and August 15, 2022, the Company granted a total of 8,000 stock options under the 2014 Stock Incentive Plan to key employees vesting ratably over five years.

On November 13, 2019, the stockholders of the Company approved the adoption of the Company’s 2019 Stock Incentive Plan (the “2019 Stock Incentive Plan,” together with the 2014 Stock Incentive Plan, the “Stock Incentive Plans”) which provides for a total of 250,000 shares (as adjusted) reserved for future issuance as stock awards or stock options. No more than 62,500 shares (as adjusted), or 25%, may be granted as stock awards. The balance of the plan is reserved for stock option awards. As of March 31, 2023, there are 1,200 plan share awards and 14,000 stock options available for future grants under the 2014 Stock Incentive Plan and none available under the 2019 Stock Incentive Plan.

Compensation expense pertaining to the Stock Incentive Plans was $173,000 and $117,000 for the nine months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023 and 2022, compensation expense charged to operations under the Stock Incentive Plans was $81,000 and $71,000, respectively. The Stock Incentive Plans costs are recognized over the five year vesting period of the awards.

7. Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amount of $4.4 million at March 31, 2023 and $4.4 million June 30, 2022.

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8.             Fair Value Disclosures (continued)
At March 31, 2023 and June 30, 2022, the carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	March 31, 2023		June 30, 2022
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$45,568	$45,568	$64,078	$64,078
Securities Available-for-Sale	44,756	44,756	28,099	28,099
Securities to be Held-to-Maturity	75,812	64,012	79,950	69,513
Loans Held-for-Sale	1,160	1,160	3,978	3,978
Loans Receivable	486,394	437,755	387,873	369,728

Financial Liabilities
Deposits	$614,374	$487,009	$531,991	$490,789
Advances from FHLB	10,000	10,000	832	844

Off-Balance Sheet Items
Mortgage Loan Commitments	$13,277	$13,277	$11,365	$11,365

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used during the nine months ended March 31, 2023.

Fair values of assets and liabilities measured on a recurring basis at March 31, 2023 and June 30, 2022 are as follows:

	Fair Value Measurements
March 31, 2023	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$-	$11,797	$-	$11,797
FNMA	-	14,591	-	14,591
GNMA	-	4,017	-	4,017
	-	30,405	-	30,405

US Treasury Securities	-	13,266	-	13,266

Municipals	-	1,085	-	1,085

Total	$-	$44,756	$-	$44,756

	Fair Value Measurements
June 30, 2022	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$-	$7,032	$-	$7,032
FNMA	-	16,686	-	16,686
GNMA	-	4,381	-	4,381

Total	$-	$28,099	$-	$28,099

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

(In Thousands)		March 31, 2023	June 30, 2022
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other Assets	$833	$844
Total Lease Right-of-Use Assets		$833	$844

Lease Liabilities
Operating lease liabilities	Other Accrued Expenses and Liabilities	$867	$871
Total Lease Liabilities		$867	$871

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

	March 31, 2023	June 30, 2022
Weighted-average remaining lease term
Operating leases	35.7 years	36.4 years

Weighted-average discount rate
Operating leases	3.00%	3.00%

10. Acquisition Activity

On February 1, 2023, the Company completed the acquisition of Northwest Bancshares Corporation (“NWB”), the former holding company of First National Bank of Benton (“FNBB”). Shareholders of NWB received $128.16 in cash for each share of NWB common stock they held yielding an aggregate purchase price of $10.2 million.

The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”), if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. In accordance with ASC 805, the Company recorded goodwill totaling $3.0 million from the acquisition as a result of consideration transferred over net assets acquired. Both the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values. Identifiable intangible assets, including core deposit intangible assets, were recorded at fair value.

The fair value estimates of the NWB assets and liabilities are preliminary and require management to make estimates about discount rates, expected cash flows, market conditions, and other future events that are highly subjective in nature and are subject to refinement for a one year period after the date of the acquisition. Under current accounting principles, the Company’s estimates of fair values may be adjusted for a period of up to one year from the acquisition date if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
10. Acquisition Activity (continued)
The assets acquired and liabilities assumed, as well as the adjustments to record the assets and liabilities at fair value, are presented in the following table as of February 1, 2023.

(dollars in thousands)	As Acquired	Fair Value Adjustment		As recorded by Home Federal Bancorp
Assets
Cash and cash equivalents	$13,255	$-		$13,255
Investment securities	14,862	-		14,862
Loans	54,949	(829	)(a)	54,120
Office properties and equipment, net	17	668	(b)	685
Core deposit intangible	-	1,510	(c)	1,510
Other assets	310	(343)		(33)
Total assets acquired	$83,393	$1,006		$84,399

Liabilities
Noninterest-bearing deposits	$18,121	-		$18,121
Interest-bearing deposits	57,540	(197	)(d)	57,343
Other liabilities	1,681	-		1,681
Total liabilities assumed	$77,342	$(197)		$77,145
Excess of assets acquired over liabilities assumed				7,254
Cash consideration paid				(10,244)
Total goodwill recorded				$2,990

(a)	The adjustment to reflect the fair value of loans includes:

•	Preliminary adjustment of $727,000 to reflect the removal of FNBB’s allowance for loan losses at the acquisition date, in accordance with ASC 805.
•
Preliminary net discount of $772,000 for all purchased credit impaired loans that were determined to be within the scope of ASC 310-30, which totaled $3.3 million. The acquired loan balance was reduced by the net amount of the credit and interest adjustments in determining the fair value of the loans.

•
Preliminary net discount of $785,000 for all performing loans were determined not to be within the scope of ASC 310-30, which totaled $51.6 million. The acquired loan balance was reduced by the net amount of the credit  and interest adjustments in determining the fair value of the loans.

(b)	The adjustment represents the appraisal of the FNBB office property to its estimated fair value at the acquisition date.

(c)	The adjustment represents the value of the core deposit base assumed in the acquisition. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the estimated life of the deposit base of 10 years.

(d)
The adjustment represents the fair value of certificates of deposit acquired based on current interest rates for similar instruments. The adjustment will be recognized using a level yield amortization method based on maturities of the deposit liabilities.

11.          Subsequent Events

There have been no subsequent events that have occurred after March 31, 2023, through the date of the financial statements, that would require disclosure or have an adverse impact on the financial statements.

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

Business Combinations

Acquisition Accounting

Acquisitions are accounted for under the acquisition method of accounting.  The acquisition method of accounting requires the Company as the acquirer to recognize the fair value of assets acquired and liabilities assumed at the acquisition date, as well as recognize goodwill.  If the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in an acquisition, goodwill is recognized.  The Company records provisional amounts of fair value at the time of acquisition.  The provisional fair values are subject to modification for up to one year after the acquisition.

Acquired Loans

Purchased loans acquired are recorded at their fair value. Discounts are included in the determination of the fair value. As such, an allowance for loan loss is not recorded at the acquisition date. Acquired loans are evaluated at acquisition and classified as either purchased credit impaired or purchased performing loans. Purchased credit impaired loans reflect credit deterioration since origination and as such at the date of acquisition the Company will not be able to collect all contractually required payments.  The Company accounts for acquired impaired loans in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”).  Purchased credit impaired loans are accounted for individually.  The Company estimates the amount and timing of undiscounted expected cash flows for each loan. The excess of the cash flows expected to be collected over a loan's carrying value is considered to be the accretable yield, which is recognized as interest income over the estimated life of the loan.  The excess of the undiscounted contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference.   Over the life of the loan, expected cash flows continue to be estimated.   If the expected cash flows decrease, a provision for loan loss is recorded.   If the expected cash flows increase, it is recognized as part of future income. Purchased performing loans are accounted for under ASC 310-20, Nonrefundable Fees and Other Costs (“ASC 310-20”), with the related discount or premium being recognized as an adjustment to yield over the life of the loan.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired.  Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Core Deposit Intangible

Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in business combinations. The Company’s policy is to amortize these intangibles on a straight-line basis over their estimated useful life, which the estimated useful lives are periodically reviewed for reasonableness. Core deposit intangibles are tested for impairment if events and circumstances indicate the carrying amount of the asset may not be recoverable from future cash flows.

Discussion of Financial Condition Changes from June 30, 2022 to March 31, 2023

General

At March 31, 2023, the Company reported total assets of $686.0 million, an increase of $95.5 million, or 16.2%, compared to total assets of $590.5 million at June 30, 2022. The increase in assets was comprised primarily of increases in loans receivable, net of $98.5 million, or 25.4%, from $387.9 million at June 30, 2022 to $486.4 million at March 31, 2023, investment securities of $12.5 million, or 11.6%, from $108.0 million at June 30, 2022 to $120.6 million at March 31, 2023, goodwill of $3.0 million from none at June 30, 2022 to $3.0 million at March 31, 2023, core deposit intangible of $1.6 million, from none at June 30, 2022 to $1.6 million at March 31, 2023, accrued interest receivable of $496,000, or 44.1%, from $1.1 million at June 30, 2022 to $1.6 million at March 31, 2023, premises and equipment of $349,000, or 2.1%, from $16.2 million June 30, 2022 to $16.6 million at March 31, 2023, real estate owned of none at June 30, 2022 to $311,000 at March 31, 2023, and bank owned life insurance of $77,000, or 1.2%, from $6.6 million at June 30, 2022 to $6.7 million at March 31, 2023.   The increases were partially offset by decreases in cash and cash equivalents of $18.5 million, or 28.9%, from $64.1 million at June 30, 2022 to $45.6 million at March 31, 2023, loans-held-for-sale of $2.8 million, or 70.8%, from $4.0 million at June 30, 2022 to $1.2 million at March 31, 2023, and deferred tax asset of $47,000, or 4.1%, from $1.1 million at June 30, 2022 to $1.0 million at March 31, 2023.  The decrease in cash and cash equivalents was primarily due to funding of additional loan growth and purchase of securities.   The increase in loans receivable, net, was primarily due to an increase of $53.3 million in loans acquired from the acquisition of First National Bank of Benton.  The decrease in loans-held-for-sale primarily reflected a reduction in loans originated for sale during the nine months ended March 31, 2023 due mainly to a decrease in mortgage refinance activity likely attributable to the increase in interest rates.  The increase in investment securities was primarily due to acquisition of $13.5 million in securities from FNBB.

Cash and Cash Equivalents

Cash and cash equivalents decreased $18.5 million, or 28.9%, from $64.1 million at June 30, 2022 to $45.6 million at March 31, 2023. The decrease in cash and cash equivalents was primarily due to an increase in commercial loan originations and security purchases.

Loans Receivable, Net

Loans receivable, net, increased by $98.5 million, or 25.4%, to $486.4 million at March 31, 2023 compared to $387.9 million at June 30, 2022.  FNBB loans totaled $53.3 million at March 31, 2023.   Loan portfolio increases not including FNBB loans were primarily due to growth in commercial real estate loans and one-to-four-family loans.

Loans Held-for-Sale

Loans held-for-sale decreased $2.8 million, or 70.8%, from $4.0 million at June 30, 2022 to $1.2 million at March 31, 2023.  The decrease in loans held-for-sale resulted primarily from the decrease in the origination volume during the first nine months of fiscal year end 2023.

Investment Securities

Investment securities amounted to $120.6 million at March 31, 2023 compared to $108.0 million at June 30, 2022, an increase of $12.5 million, or 11.6%.  The increase in investment securities was primarily due to acquisition of $13.5 million in securities from FNBB.  FNBB securities were composed of $13.3 million in US Treasury securities along with $205,000 in mortgage-backed-securities.

Premises and Equipment, Net

Premises and equipment, net, increased $349,000, or 2.1%, to $16.6 million at March 31, 2023 compared to $16.2 million at June 30, 2022.  The increase in premises and equipment was primarily due to acquisition of premises and equipment of $685,000 from the FNBB acquisition.

Asset Quality

At March 31, 2023, the Company had $2.7 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $2.2 million on non-performing assets at June 30, 2022, consisting of fourteen single-family residential loans, one land loan, one commercial loan, and one single family residence in other real estate owned at March 31, 2023, compared to nine single-family residential loans and one line of credit loan at June 30, 2022.  At March 31, 2023 the Company had thirteen single family residential loans, two commercial real estate loans, three commercial loans, two consumer loans, and one land loan classified as substandard compared to five single family residential loans and two commercial real estate loans classified as substandard at June 30, 2022.  There were no loans classified as doubtful at March 31, 2023 or June 30, 2022.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Discussion of Financial Condition Changes from June 30, 2022 to March 31, 2023 (continued)

Total Liabilities

Total liabilities increased $97.7 million, or 18.2%, from $538.1 million at June 30, 2022 to $635.9  million at March 31, 2023 primarily due to increases in total deposits of $82.4 million (deposits acquired in the acquisition of FNBB totaled $77.9 million), or 15.5%, to $614.4 million at March 31, 2023 compared to $532.0 million at June 30, 2022, advances from FHLB of $9.2 million, or 1,101.9%, to $10.0 million at March 31, 2023 compared to $832,000 at June 30, 2022, other borrowings of $5.9 million, or 251.1%, to $8.3 million at March 31, 2023 compared to $2.4 million at June 30,2022, and other accrued expenses and liabilities of $356,000, or 13.7%, to $3.0 million at March 31, 2023 compared to $2.6 million at June 30, 2022, partially offset by an decrease in advances for borrowers taxes and insurance of $78,000, or 22.0%, to $276,000 at March 31, 2023 compared to $354,000 at June 30, 2022.  The increase in deposits was primarily due to a $81.3 million, or 101.3%, increase in certificates of deposits from $80.3 million at June 30, 2022 to $161.6 million at March 31, 2023, a $31.7 million, or 32.2%, increase in money market deposits from $98.6 million at June 30, 2022 to $130.3 million at March 31, 2023, a $7.3 million, or 12.4%, increase in NOW accounts from $59.0 million at June 30, 2022 to $66.3 million at March 31, 2023, and a increase of $2.5 million, or 1.5%,  in non-interest bearing deposits from $161.1 million at June 30, 2022 to $163.6 million at March 31, 2023, partially offset by a decrease of $40.4 million, or 30.4%, in savings deposits from $133.0 million at June 30, 2022 to $92.6 million at March 31, 2023. The Company had $3.0 million in brokered deposits at March 31, 2023 compared to $6.0 million at June 30, 2022. The increase in advances from the Federal Home Loan Bank was primarily due to an advance with an overnight maturity for $10.0 million.

Stockholders’ Equity

Shareholders’ equity decreased $2.2 million, or 4.2%, to $50.1 million at March 31, 2023 from $52.3 million at June 30, 2022. The primary reasons for the changes in shareholders’ equity from June 30, 2022 were the repurchase of Company stock of $6.0 million, a decrease in the Company’s accumulated other comprehensive income of $275,000, and dividends paid totaling $1.1 million, partially offset by net income of $4.4 million, the vesting of restricted stock awards, stock options, and the release of employee stock ownership plan shares totaling $516,000, and proceeds from the issuance of common stock from the exercise of stock options of $217,000.

The Company repurchased 291,000 shares of its common stock during the nine months ended March 31, 2023 at an average price per share of $19.99. On February 16, 2022, the Company announced that its Board of Directors approved an eleventh stock repurchase program for the repurchase of up to 170,000 shares. The eleventh stock repurchase program was completed on August 2, 2022.

Regulatory Capital

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency (“OCC”).  At March 31, 2023, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements. At March 31, 2023, Home Federal Bank exceeded each of its regulatory capital requirements with tangible equity, common equity Tier 1, core, and total risk-based capital ratios of 8.43%, 11.73%, 8.43%, and 12.91%, respectively.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2023 and 2022

General

The decrease in net income for the three months ended March 31, 2023, as compared to the prior year quarter resulted primarily from a $940,000, or 26.4%, increase in non-interest expense, a decrease of $328,000, or 39.2%, in non-interest income, a $150,000 increase in provision for loan losses, and a $2,000, or 0.7%, increase in  provision for income taxes, partially offset by an increase of $1.2 million, or 28.2%, in net interest income. The increase in the provision for loan losses for the three months ended March 31, 2023, was primarily due to loan growth of $14.0 million exclusive of the loans acquired from FNBB. The increase in net income for the nine months ended March 31, 2023 resulted primarily from a $3.4 million, or 27.0%, increase in net interest income, a decrease of $199,000, or 21.6%, in provision for income taxes, partially offset by a decrease of $1.3 million, or 44.8% in non-interest income, an increase of $1.0 million, or 9.6%, in non-interest expense, and an increase of $657,000, or 1,077.0%, in provision for loan losses. The increase in the provision for loan losses for the nine-month period was primarily due to loan growth.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Comparison of Operating Results for the Three and Nine Months Ended March 31, 2023 and 2022 (continued)

Net Interest Income

The increase in net interest income for the three months ended March 31, 2023, was primarily due to a $2.3 million, or 49.5%, increase in total interest income, partially offset by an increase of $1.1 million, or 263.2% in total interest expense.  The Company’s average interest rate spread was 3.15% for the three months ended March 31, 2023, compared to 3.13% for the three months ended March 31, 2022. The Company’s net interest margin was 3.56% for the three months ended March 31, 2023, compared to 3.27% for the three months ended March 31, 2022.

The increase in net interest income for the nine-month period was primarily due to a $4.7 million, or 33.4%, increase in total interest income, partially offset by an increase of $1.3 million, or 88.6%, in total interest expense. The Company’s average interest rate spread was 3.55% for the nine months ended March 31, 2023, compared to 3.03% for the nine months ended March 31, 2022. The Company’s net interest margin was 3.84% for the nine months ended March 31, 2023, compared to 3.19% for the nine months ended March 31, 2022.

Provision for Loans Losses

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market area, and other factors related to the collectability of Home Federal Bank’s loan portfolio, the provision for loan losses was $150,000 and $718,000 for the three and nine months ended March 31, 2023, compared to none and $61,000 in provisions made during the three and nine months ended March 31, 2022. The allowance for loan losses was $4.9 million, or 1.00% of total loans receivable, at March 31, 2023 compared to $4.2 million, or 1.14% of total loans receivable, at March 31, 2022.  At March 31, 2023, Home Federal Bank had $2.4 million in non-performing loans and $311,000 in other real estate owned which totaled $2.7 million in non-performing assets.

Non-interest Income

The $328,000 decrease in non-interest income for the three months ended March 31, 2023, compared to the prior year quarterly period, was primarily due to a decrease of $240,000 in gain on sale of loans, a $229,000 decrease in other non-interest income, and a $2,000 decrease in income from bank owned life insurance, partially offset by an increase of $91,000 in service charges on deposit accounts and a $52,000 decrease in loss on sale of fixed assets and real estate owned.

The $1.3 million decrease in non-interest income for the nine months ended March 31, 2023, compared to the prior year nine-month period was primarily due to a decrease of $1.3 million in gain on sale of loans, a decrease of $234,000 in other non-interest income, and a $5,000 decrease in income from bank owned life insurance, partially offset by a $236,000 increase in service charges on deposit accounts and a $52,000 decrease in loss on sake of fixed assets and real estate owned. The decreases in gain on sale of loans for both the quarter and nine-month periods were primarily due to a decrease in refinance activity causing a decrease in mortgage loan originations.  The Company sells most of its long-term fixed rate residential mortgage loan originations primarily in order to manage interest rate risk.

Non-interest Expense

The $940,000 increase in non-interest expense for the three months ended March 31, 2023, compared to the same period in 2022, is primarily attributable to increases of $750,000 in professional fees which were due to acquisition costs of FNBB, $125,000 in compensation and benefits expense, $92,000 in occupancy and equipment expense, $71,000 in amortization of core deposit intangible expense related to the acquisition of FNBB, $14,000 in data processing expense, $13,000 in franchise and bank shares tax expense, $11,000 in deposit insurance premium expense, and $9,000 in advertising expense. The increases were partially offset by decreases of $115,000 in other non-interest expense, $20,000 in audit and examination expense, and $10,000 in loan and collection expense.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Comparison of Operating Results for the Three and Nine Months Ended March 31, 2023 and 2022 (continued)

The $1.0 million increase in non-interest expense for the nine months ended March 31, 2023, compared to the same nine-month period in 2022, is primarily attributable to increases of $627,000 in professional fees which were due to acquisition costs of FNBB, $220,000 in occupancy and equipment expense, $161,000 in other non-interest expense, $71,000 in amortization of core deposit intangible expense related to the acquisition of FNBB, $36,000 in deposit insurance premium expense, $30,000 in data processing expense, and $5,000 in advertising expense. The increases were partially offset by decreases $50,000 in audit and examination fees, $36,000 in loan and collection expense, $17,000 in franchise and bank shares tax expense, and $16,000 in compensation and benefits expense.  The increase in professional fees for both the three and nine months ended March 31, 2023 was primarily due to the acquisition of FNBB in February 2023.

The Louisiana bank shares tax is assessed on the Bank’s equity and earnings. For the three and nine months ended March 31, 2023, the Company recognized franchise and bank shares tax expense of $145,000 and $386,000, respectively, compared to $132,000 and $403,000 for the same periods in 2022.

Income Taxes

Income taxes amounted to $271,000 and $723,000 for the three and nine months ended March 31, 2023, respectively, resulting in an effective tax rate of 20.3% and 14.0%. Income taxes amounted to $269,000 and $922,000 for the three and nine months ended March 31, 2022, respectively. The decrease in provision for income taxes was due to an adjustment in taxes related to stock option exercises.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Comparison of Operating Results for the Three and Nine Months Ended March 31, 2023 and 2022 (continued)

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

	Three Months Ended March 31,
	2023			2022
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$476,721	$6,151	5.23%	$365,277	$4,277	4.75%
Investment securities	120,852	592	1.99	102,549	380	1.50
Interest-earning deposits	25,867	270	4.22	61,733	35	0.23
Total interest-earning assets	623,440	7,013	4.56	$529,559	4,692	3.59%
Non-interest-earning assets	43,545			41,840
Total assets	$666,985			$571,399
Interest-bearing liabilities:
Savings accounts	$99.252	75	0.31%	$138,742	96	0.28%
NOW accounts	70,064	44	0.26	53,980	14	0.11
Money market accounts	121,256	380	1.27	94,986	28	0.12
Certificate accounts	141,358	843	2.42	80,850	256	1.29
Total interest-bearing deposits	431,930	1,342	1.26	368,558	394	0.43
Other Borrowings	7,513	146	7.88	2,400	20	3.35
FHLB advances	4,313	52	4.89	844	10	4.90
Total interest-bearing liabilities	$443,756	1,540	1.41%	$371,802	424	0.46%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	167,516			144,523
Other liabilities	3,031			2,659
Total liabilities	614,303			518,984
Total Stockholders’ Equity(1)	52,682			52,415

Total liabilities and equity	$666,985			$571,399

Net interest-earning assets	$179,684			$157,757

Net interest income; average interest rate spread(2)		$5,473	3.15%		$4,268	3.13%
Net interest margin(3)			3.56%			3.27%
Average interest-earning assets to average interest-bearing liabilities			140.49%			142.43%

(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Comparison of Operating Results for the Three and Nine Months Ended March 31, 2023 and 2022 (continued)

	Nine Months Ended March 31,
	2023			2022
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$423,451	$16,586	5.22%	$355,732	$12,985	4.86%
Investment securities	111,448	1,577	1.88	95,141	1,066	1.49
Interest-earning deposits	23,950	719	4.00	78,223	101	0.17
Total interest-earning assets	$558,849	18,882	4.50%	$529,096	14,152	3.56%
Non-interest-earning assets	40,952			39,229
Total assets	$599,801			$568,325
Interest-bearing liabilities:
Savings accounts	$111,948	239	0.28%	$136,102	304	0.30%
NOW accounts	61,509	103	0.22	49,972	41	0.11
Money market accounts	100,919	509	0.67	89,624	79	0.12
Certificate accounts	108,211	1,536	1.89	91,642	973	1.41
Total interest-bearing deposits	382,587	2,387	0.83	367,340	1,397	0.51
Other bank borrowings	6,274	321	6.82	1,892	46	3.24
FHLB advances	1.969	72	4.87	853	31	4.84
Total interest-bearing liabilities	$390,830	2,780	0.95%	$370,085	1,474	0.53%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	157,356			142,661
Other liabilities	3,245			2,852
Total liabilities	551,431			515,598
Total Stockholders’ Equity(1)	48,370			52,727

Total liabilities and equity	$599,801			$568,325

Net interest-earning assets	$168,019			$159,011

Net interest income; average interest rate spread(2)		$16.102	3.55%		$12,678	3.03%
Net interest margin(3)			3.84%			3.19%
Average interest-earning assets to average interest-bearing liabilities			142.99%			142.97%

(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Comparison of Operating Results for the Three and Nine Months Ended March 31, 2023 and 2022 (continued)

Liquidity and Capital Resources

The Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings, and to fund loan commitments. The Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

The Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Bank invests excess funds in short-term interest-earning accounts and other assets which provide liquidity to meet lending requirements.  The Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $12.3 million at March 31, 2023.

A significant portion of the Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents. The Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.  If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At March 31, 2023, the Bank had $10.0 million in advances from the Federal Home Loan Bank of Dallas and had $168.6 million in additional borrowing capacity.  Additionally, at March 31, 2023, the Bank was a party to a Master Purchase Agreement with First National Bankers Bank where-by Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $20.4 million. There were no amounts purchased under this agreement as of March 31, 2023. In addition, the Company had available a $10.0 million line of credit agreement at March 31, 2023 with First National Bankers Bank. At March 31, 2023, there was a $8.3 million balance in the credit line.

At March 31, 2023, the Bank had outstanding loan commitments of $76.5 million to originate loans and commitments under unused lines of credit of $13.3 million. At March 31, 2023, certificates of deposit scheduled to mature in less than one year totaled $135.9 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.    If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale, as needed.

At March 31, 2023, the Bank exceeded each of its regulatory capital requirements with tangible equity, common equity Tier 1, core, and total risk-based capital ratios of 8.43%, 11.73%, 8.43%, and 12.91%, respectively.

Off-Balance Sheet Arrangements

At March 31, 2023, the Company did not have any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.

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

In addition to factors previously disclosed in the reports filed by the Company with the Securities and Exchange Commission and those identified elsewhere in this Form 10-Q, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: the strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations; general economic conditions; legislative and regulatory changes; monetary and fiscal policies of the federal government; changes in tax policies, rates and regulations of federal, state and local tax authorities including the effects of the Tax Reform Act; changes in interest rates, deposit flows, the cost of funds, demand for loan products and the demand for financial services, competition, changes in the quality or composition of the Company’s loans, investment and mortgage-backed securities portfolios; geographic concentration of the Company’s business; fluctuations in real estate values; the adequacy of loan loss reserves; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees.

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

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities

The Company did not repurchase any of its common stock during the quarter ended March 31, 2023, including stock-for-stock option exercises:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 – January 31, 2023	--		$--	--	--
February 1, 2023 – February 28, 2023	--		--	--	--
March 1, 2023 – March 31, 2023	--		--	--	--
Total		$		--	--

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
ITEM 6.	EXHIBITS

No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Certification Pursuant to 18 U.S.C Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: May 19, 2023	By:	/s/ Glen W. Brown
Glen W. Brown
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and
accounting officer)