Form 10-K
period 2023-06-30
Home Federal Bancorp, Inc. of Louisiana
filed 2023-10-02
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.        ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate value of the 2,104,486 shares of Common Stock of the Registrant issued and outstanding on December 31, 2022, which excludes an aggregate of 1,016,765 shares held by all directors and executive officers of the Registrant, the Registrant’s Employee Stock Ownership Plan (“ESOP”) and Employees’ Savings and Profit Sharing Plan (“401(k) Plan”) as a group was $36.0 million. This figure is based on the closing sales price of $17.11 per share of the Registrant’s Common Stock on December 31, 2022, the last business day of the Registrant’s second fiscal quarter. Although directors and executive officers, the ESOP and 401(k) Plan were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of September 18, 2023: 3,133,351

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14.

Home Federal Bancorp Inc. of Louisiana
Form 10-K
For the Year Ended June 30, 2023

PART I

Item 1. Business

Home Federal Bancorp, Inc. of Louisiana, a Louisiana chartered corporation (“Home Federal Bancorp” or the “Company”), is the holding company for Home Federal Bank (“Home Federal Bank” or the “Bank”). Home Federal Bank is a federally chartered stock savings bank originally organized in 1924 as Home Building and Loan Association. The Bank reorganized into the mutual holding company structure in January 2005 and changed its name to “Home Federal Bank” in 2009 as part of its business strategy to be recognized as a community bank. Home Federal Bank’s home office and ten full service branch offices are located in Caddo, Bossier and Webster Parishes, Louisiana and serve the Shreveport-Bossier City-Minden combined statistical area. In February 2023, the Bank acquired First National Bank of Benton and its full service branch office in Benton, Louisiana. Home Federal Bank’s business primarily consists of attracting deposits from the general public and using those funds to originate loans.

As of June 30, 2023, Home Federal Bancorp’s only business activities are to hold all of the outstanding common stock of Home Federal Bank. Home Federal Bancorp is authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies, which may include the issuance of additional shares of common stock to raise capital or to support mergers or acquisitions and borrowing funds for reinvestment in Home Federal Bank.

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

Lending Activities

General.  At June 30, 2023, our net loan portfolio amounted to $489.5 million, representing approximately 74.1% of total assets at that date. Historically, our principal lending activity was the origination of one-to-four family residential loans. At June 30, 2023, one-to-four family residential loans amounted to $179.6 million, or 36.7% of the total loan portfolio. In recent periods, we have sold a substantial amount of our fixed-rate conforming one-to-four family residential loans to correspondent banks. Commercial real estate loans amounted to $148.4 million, or 30.3% of the total loan portfolio, at June 30, 2023.

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

A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower, if the loans are fully secured by readily marketable securities. In addition, upon application, the Office of the Comptroller of the Currency permits a savings institution to lend up to an additional 15% of unimpaired capital and surplus to one borrower to develop domestic residential housing units. At June 30, 2023, our regulatory limit on loans to one borrower was $7.6 million, and the five largest loans or groups of loans to one borrower, including related entities, aggregated $7.4 million, $5.8 million, $4.6 million, $4.4 million, and $4.4 million. Each of our five largest loans or groups of loans was originated with strong guarantor support to known borrowers in our market area and was performing in accordance with its terms at June 30, 2023.

Loans to or guaranteed by general obligations of a state or political subdivision are not subject to the foregoing lending limits.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	June 30,
	2023		2022
		Percent		Percent
		of Total		of Total
	Amount	Loans	Amount	Loans
Real estate loans:	(Dollars in thousands)
One-to-four family residential(1)	$179,579	36.29%	$120,014	30.57%
Commercial – real estate secured:
Owner occupied	104,974	21.22	71,871	18.30
Non-owner occupied	43,467	8.78	55,718	14.19
Total commercial-real estate secured	148,441	30.00	127,589	32.49
Multi-family residential	28,849	5.83	30,411	7.75
Land	26,841	5.42	22,127	5.64
Construction	28,035	5.67	27,884	7.10
Home equity loans and second mortgage loans	2,450	0.50	1,587	0.40
Equity lines of credit	23,817	4.81	17,831	4.54
Total real estate loans	438,012	88.52	347,443	88.49
Commercial business	55,364	11.19	44,487	11.33
Consumer non-real estate loans:
Savings accounts	372	0.07	266	0.07
Consumer loans	1,082	0.22	439	0.11
Total non-real estate loans	56,818	11.48	45,192	11.51
Total loans	494,830	100.00%	392,635	100.00%
Less:
Allowance for loan losses	(5,173)		(4,451)
Deferred loan fees	(164)		(311)
Net loans receivable (1)	$489,493		$387,873

(1)	Does not include loans held-for-sale amounting to $4,000 and $4.0 million at June 30, 2023 and 2022, respectively.

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

In recent periods, we have originated and sold a substantial amount of our fixed-rate conforming mortgages to correspondent banks. For the year ended June 30, 2023, we originated $59.3 million of one-to-four family residential loans and sold $28.2 million of such loans. Our residential loan originations primarily consist of conventional, rural development, FHA, and VA loans.

The following table shows total loans originated, sold, and repaid during the periods indicated.

	Year Ended June 30,
	2023	2022
	(In thousands)
Loan originations:
One-to-four family residential	$59,319	$148,081
Commercial — real estate secured:
Owner occupied	33,562	31,649
Non-owner occupied	19,289	33,216
Multi-family residential	21,233	4,951
Commercial business	51,314	48,253
Land	12,514	21,793
Construction	25,300	35,916
Home equity loans and lines of credit and other consumer	21,493	15,750
Total loan originations	244,024	339,609
Loans purchased	54,949	--
Total loan originations and loans purchased	298,973	339,609
Loans Sold	(24,865)	(87,238)
Loan principal repayments	(171,869)	(199,431)
Total loans sold and principal repayments	102,239	52,940
Increase (decrease) due to other items, net(1)	$103	(11,910)
Net (decrease) increase in loan portfolio	$102,342	$(41,030)

(1)	Other items consist of deferred loan fees, the allowance for loan losses, and loans held-for-sale at year end.

Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, we concentrate our lending activity in our primary market area in Caddo, Bossier and Webster Parishes, Louisiana and the surrounding area. Subject to our loans-to-one borrower limitation, we are permitted to invest without limitation in residential mortgage loans and up to 400% of our capital in loans secured by non-residential or commercial real estate. We also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, we may invest up to 10% of our total assets in secured and unsecured loans for commercial, corporate, business, or agricultural purposes. At June 30, 2023, we were within each of the above lending limits.

During fiscal 2023 and 2022, we sold $24.9 million and $87.2 million of loans, respectively. We recognized gain on sale of loans of $466,000 and $2.0 million during fiscal 2023 and 2022, respectively. Loans were sold during these periods primarily to other financial institutions. Such loans were sold against forward sales commitments with servicing released and without recourse after a certain period of time, typically 90 days. The loans sold primarily consisted of long-term, fixed rate residential real estate loans. These loans were originated during this period of historically low interest rates and were sold to reduce our interest rate risk. We will continue to sell loans in the future to the extent we believe the interest rate environment is unfavorable and interest rate risk is unacceptable.

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of June 30, 2023, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	One-to- Four Family Residential	Commercial Real Estate Secured	Multi Family Residential	Commercial Business	Land	Construction	Home Equity Loans and Lines of Credit and Other Consumer	Total
	(In thousands)
Amounts due after June 30, 2023 in:
One year or less	$15,344	$19,461	$1,223	$14,437	$9,993	$21,248	$9,542	$91,248
After one year through two years	9,798	10,007	2,107	5,159	2,820	5,187	1,911	36,989
After two years through three years	14,495	9,259	4,526	5,640	4,050	--	834	38,804
After three years through five years	60,487	56,569	7,467	17,154	6,780	--	5,442	153,899
After five years through ten years	17,072	50,964	3,246	10,115	2,626	--	1.982	86,005
After ten years through fifteen years	9,525	1,701	9,288	2,859	183	1,316	7,455	32,327
After fifteen years	52,858	480	992	--	389	284	555	55,558

Total	$179,579	$148,441	$28,849	$55,364	$26,841	$28,035	$27,721	$494,830

The following table sets forth the dollar amount of all loans at June 30, 2023, before net items, due after June 30, 2024, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed-Rate	Adjustable-Rate	Total
		(In thousands)
One-to-four family residential	$127,766	$36,466	$164,232
Commercial — real estate secured	126,267	2,713	128,980
Multi-family residential	27,626	--	27,626
Commercial business	36,567	4,360	40,927
Land	16,069	780	16,849
Construction	4,243	2,545	6,788
Home equity loans and lines of credit and other consumer	8,502	9,678	18,180

Total	$347,040	$56,542	$403,582

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

One-to-Four Family Residential Real Estate Loans.  At June 30, 2023, $179.6 million, or 30.3%, of the total loan portfolio, before net items, consisted of one-to-four family residential loans.

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

At June 30, 2023, $142.5 million, or 79.3%, of our one-to-four family residential mortgage loans were fixed-rate loans. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Our fixed-rate loans generally are originated under terms, conditions, and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation and other investors in the secondary mortgage market. Consistent with our asset/liability management, we have sold a significant portion of our long-term, fixed rate loans. Servicing is released on all loans sold except those loans sold to FNMA.

Although we offer adjustable rate loans, substantially all of the single-family loan originations over the last few years have consisted of fixed-rate loans due to the low interest rate environment. The adjustable-rate loans held in portfolio typically have interest rates which adjust on an annual basis. These loans generally have an annual cap of 1% on any increase or decrease and a cap of 6% above or below the initial rate over the life of the loan. Such loans are underwritten based on the initial rate plus 2%. At June 30, 2023, $37.1 million, or 20.7%, of our one-to-four family residential mortgage loans were adjustable rate loans.

Commercial Real Estate Secured Loans.  As of June 30, 2023, Home Federal Bank had outstanding $148.4 million of loans secured by commercial real estate, $105.0 million, or 70.7%, of which were owner occupied. It is the current policy of Home Federal Bank to lend in a first lien position on real property occupied as a commercial business property. Home Federal Bank offers fixed and variable rate commercial real estate loans. Home Federal Bank’s commercial real estate loans are limited to a maximum of 85% of the appraised value and have terms up to 15 years, however, the terms are generally no more than five years with amortization periods of 20 years or less. It is our policy that commercial real estate secured lines of credit are limited to a maximum of 85% of the appraised value of the property and shall not exceed three to five year amortizations.

Multi-Family Residential Loans.  At June 30, 2023, we had outstanding approximately $28.8 million of multi-family residential loans. Our multi-family residential loan portfolio includes income producing properties of five or more units and low income housing developments. We obtain personal guarantees on all properties other than those of the public housing authority for which they are not permitted.

Commercial Business Loans.  At June 30, 2023, we had outstanding approximately $55.4 million of non-real estate secured commercial loans. The business lending products we offer include lines of credit, inventory financing, and equipment loans. Commercial business loans and lines of credit carry more credit risk than other types of commercial loans. We attempt to limit such risk by making loans predominantly to small- and mid-sized businesses located within our market area and having the loans personally guaranteed by the principals involved. We have established underwriting standards in regard to business loans which set forth the criteria for sources of repayment, borrower’s capacity to repay, specific financial and collateral margins, and financial enhancements such as guarantees. The primary source of repayment is cash flow from the business and the general financial strength of the borrower.

Land Loans.  As of June 30, 2023, land loans were $26.8 million, or 5.4%, of the total loan portfolio, before net items. Land loans include land which has been acquired for the purpose of development and unimproved land. Our loan policy provides for loan-to-value ratios of 50% for unimproved land loans. Land loans are originated with fixed rates and terms up to five years with longer amortizations. Although land loans generally are considered to have greater credit risk than certain other types of loans, we expect to mitigate such risk by requiring personal guarantees and identifying other secondary sources of repayment for the land loan other than the sale of the collateral. It is our practice to only originate a limited amount of loans for speculative development to borrowers with whom our lenders have a prior relationship.

Construction Loans.  At June 30, 2023, we had outstanding approximately $28.0 million, or 5.7%, of construction loans which included loans for the construction of residential and commercial property. Our residential construction loans typically have terms of six to twelve months with a takeout letter from Home Federal for the permanent mortgage. Our commercial construction loans include owner occupied commercial properties, pre-sold property, and speculative office property. As of June 30, 2023, we held $315,000 of speculative construction loans.

Home Equity and Second Mortgage Loans.  At June 30, 2023, we held $2.5 million of home equity and second mortgage loans. These loans are secured by the underlying equity in the borrower’s residence. We do not require that we hold the first mortgage on the properties that secure the second mortgage loans. The amount of our second mortgage loans generally cannot exceed a loan-to-value ratio of 90% after taking into consideration the first mortgage loan. These loans are typically three-to-five year balloon loans with fixed rates and terms that will not exceed 10 years and contain an on-demand clause that allows us to call the loan in at any time.

Equity Lines of Credit.  We offer lines of credit secured by a borrower’s equity in real estate. These loans amounted to $23.8 million, or 4.8% of the total loan portfolio, before net items, at June 30, 2023. The unused portion of equity lines was $13.2 million at June 30, 2023. The rates and terms of such lines of credit depend on the history and income of the borrower, purpose of the loan, and collateral. Lines of credit will not exceed 90% of the value of the equity in the collateral.

Consumer Non-Real Estate Loans.  We are authorized to make loans for a wide variety of personal or consumer purposes. We originate consumer loans primarily in order to accommodate our customers. The consumer loans at June 30, 2023 consist of loans secured by deposit accounts with us, automobile loans, overdraft, and other unsecured loans.

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

We offer loans secured by deposit accounts held with us. These loans amounted to $372,000, or 0.07% of the total loan portfolio, before net items, at June 30, 2023. Such loans are originated for up to 100% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2%. These loans typically are payable on demand with a maturity date of one year.

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

Asset Quality

General.  During fiscal 2023 our annual review commenced in August 2023 and is expected to be completed in October 2023. The scope of the services provided included testing of credit underwriting, adherence to our loan policies, as well as regulatory policies, and recommendations regarding reserve allocations. We expect these reviews will be done roughly every twelve to eighteen months.

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

Real estate and other assets we acquire as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. At June 30, 2023, we had $368,000 in other real estate owned consisting of two single family residences compared to none at June 30, 2022.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	June 30,
	2023				2022
	30 – 89 Days Overdue		90 or More Days Overdue		30 – 89 Days Overdue		90 or More Days Overdue
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Dollars in thousands)
One-to-four family residential	3	$927	1	$$1,175	4	$1,923	5	$387
Commercial – real estate secured	--	--	--	--	--	--	--	--
Multi-family residential	--	--	--	--	--	--	--	--
Commercial business	3	63	--	--	--	--	--	--
Land	1	36	--	--	--	--	--	--
Construction	--	--	--	--	--	--	--	--
Home equity loans and lines of credit and other consumer	3	54	--	--	1	24	--	--

Total delinquent loans	10	1,080	$4	1,175	$5	$1,947	5	$387

Delinquent loans to total net loans		0.22%		0.24%		0.50%		0.30%
Delinquent loans to total loans		0.22%		0.24%		0.50%		0.30%

Non-Performing Assets.  The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and real estate owned) at the dates indicated.

	June 30,
	2023	2022
	(Dollars in thousands)
Non-accruing loans:
One-to-four family residential	$1,164	$2,157
Commercial — real estate secured	--	--
Multi-family residential	--	--
Commercial business	64	--
Land	--	--
Construction	--	--
Home equity loans and lines of credit and other consumer	--	--
Total non-accruing loans	1,228	2,157
Accruing loans 90 days or more past due:
One-to-four family residential	--	26
Commercial — real estate secured	--	--
Multi-family residential	--	--
Commercial business	--	--
Land	--	--
Construction	--	--
Home equity loans and lines of credit and other consumer	--	--
Total non-performing loans(1)	1,228	2,183
Real estate owned, net		--
Total non-performing assets	$368	$2,183

Troubled debt restructurings (2)	10	212
Total non-performing assets and troubled debt restructurings	$1,606	$2,395

Total non-performing loans as a percent of loans, net	0.25%	0.56%
Total non-performing assets as a percent of total assets	0.06%	0.37%
Total non-performing assets and troubled debt restructurings as a percentage of total assets	0.24%	0.41%

(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
(2)	Troubled debt restructurings not included in non-accruing loans and accruing loans 90 days or more past due.

At June 30, 2023, the Company had $1.6 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $2.2 million of non-performing assets at June 30, 2022, consisting of seven single family residential loans, two commercial non-real estate loans, one consumer loan, and two single family residences in other real estate owned at June 30, 2023, compared to nine single family residential loans and one line of credit loan at June 30, 2022.  The decrease in non-performing assets from $2.5 million at June 30, 2022 to $1.6 million at June 30, 2023 was primarily due to an improvement in loan credit quality at June 30, 2023. At June 30, 2023, the Company had ten single family residential loans, three commercial non-real estate loans, two commercial real estate loans, and three home equity line-of credit loans classified as substandard compared to five single family residential loans and two commercial real estate loans classified as substandard at June 30, 2022. There were no loans classified as doubtful at June 30, 2023 or 2022.

Classified Assets.  Federal regulations require that each insured savings institution classify its assets on a regular basis and the amount of its valuation allowance is subject to review by Federal bank regulators. There are three classifications for problem assets: “substandard”, “doubtful”, and “loss”. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss, if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a higher possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful, or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset, or portion thereof, is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution’s classifications and amounts reserved. At June 30, 2023, we had $7.1 million in classified assets.  There were six residential mortgage loans designated as special mention for $810,000, six commercial non-real estate loans for $2.3 million and one auto loan for $1,000. There were seven residential mortgage loans totaling $2.2 million, five commercial real estate loans for $1.7 million, three home equity line-of-credit loans for $69,000, and one auto loan for $21,000 classified as substandard.  There were no loans classified as doubtful or loss at June 30, 2023.

Allowance for Loan Losses.  At June 30, 2023, our allowance for loan losses amounted to $5.2 million. The allowance for loan losses is maintained at a level believed, to the best of our knowledge, to cover all known and inherent losses in the portfolio, both probable and reasonable, to be estimated at each reporting date. The level of allowance for loan losses is based on our periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing conditions. Historically, we have primarily engaged in originating single-family residential loans. Our management considers the deficiencies of all classified loans in determining the amount of allowance for loan losses required at each reporting date. Our management analyzes the probability of the correction of the substandard loans’ weaknesses and the extent of any known or inherent losses that we might sustain on them. During the fiscal year 2023, we recorded a provision for loan losses of $868,000, as compared to $336,000 recorded for fiscal year 2022.

The increase in the provision for fiscal year 2023 primarily reflects an overall growth in our loan portfolio. Total non-performing loans decreased by approximately $0.8 million as of June 30, 2023 compared to June 30, 2022.

While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

The following table shows changes in our allowance for loan losses during the periods presented. We had $237,000 and $31,000 of loan charge-offs during fiscal 2023 and 2022, respectively. Bad debt recoveries amounted to $91,000 and $24,000 during fiscal 2023 and 2022, respectively.

	June 30,
	2023	2022
	(Dollars in thousands)
Total loans outstanding at end of period	$494,830	$392,635
Average loans outstanding	442,469	360,774
Allowance for loan losses, beginning of period	4,451	4,122
Provision for loan losses	868	336
Recoveries	91	24
Charge-offs	(237)	(31)
Allowance for loan losses, end of period	$5,173	$4,451

Allowance for loan losses as a percent of non-performing loans	417.85%	202.91%
Allowance for loan losses as a percent of loans outstanding	1.05%	1.13%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	2023		2022
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in thousands)
One-to-four family residential	$1,900	36.72%	$1,367	30.71%
Commercial – real estate secured	1,673	32.34	1,295	29.10
Multi-family residential	228	4.41	357	8.02
Commercial business	588	11.37	646	14.51
Land	274	5.30	305	6.85
Construction	254	4.91	282	6.34
Home equity loans and lines of credit and other consumer	256	4.95	199	4.47
Total	$5,173	100.00%	$4,451	100.00%

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

The following table sets forth certain information relating to our investment securities portfolio at the dates indicated.

	June 30,
	2023		2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Held-to-Maturity:
Mortgage-backed securities	$71,568	$58,447	$78,072	$67,737
Municipals	1,311	1,231	1,336	1,234
FNBB stock	250	250	250	250
FHLB stock	1,294	1,294	292	292
Total Securities Held-to-Maturity	74,423	61,222	79,950	69,513

Securities Available-for-Sale:
Mortgage-backed securities	32,063	28,634	30,250	28,099
Municipals	1,068	1,076	--	--
US Treasury Securities	9,779	9,841	--	--
Total Securities Available for sale	42,910	39,551	30,250	28,099

Total Investment Securities	$117,333	$100,773	$110,200	$97,612

The following table sets forth the amount of investment securities which contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2023. The amounts reflect the fair value of our securities at June 30, 2023.

	Amounts at June 30, 2023 which Mature in
	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
	(Dollars in thousands)
Bonds and other debt securities:
Mortgage-backed securities	$--	--%	$1	3.14%	$1,771	2.85%	$85,309	1.88%
Municipals	--	--	210	1.05	--	--	2,097	3.19
US Treasury securities	7,847	2.15	1,994	2.01	--	--	--	--
Equity securities(1):
FNBB stock	--	--	--	--	--	--	250	1.25%
FHLB stock	--	--	--	--	--	--	1,294	4.60%

Total investment securities and bank stock	$7,847	2.15%	$2,205	1.92%	$1,771	2.85%	$88,950	1.95%

(1)	None of the listed equity securities has a stated maturity.

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

The following table sets forth the composition of our mortgage-backed securities portfolio at fair value at each of the dates indicated. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2023 and 2022.

	June 30,
	2023	2022
	(In thousands)
Fixed rate:
GNMA	$4,114	$3,831
FHLMC	35,291	34,906
FNMA	47,461	55,940
Total fixed rate	86,866	94,677
Adjustable rate:
GNMA	210	1,150
FHLMC	5	9
FNMA	--	--
Total adjustable-rate	215	1,159
Total mortgage-backed securities	$87,081	$95,836

Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at June 30, 2023 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2023.

	Amounts at June 30, 2023 Which Mature in
	One Year or Less	Weighted Average Yield	Over One through Five Years	Weighted Average Yield	Over Five Years	Weighted Average Yield
	(In thousands)
Fixed rate:
GNMA	$--	--%	$--	--%	$4,114	1.53%
FHLMC	--	--	--	--	35,291	1.90
FNMA	--	--	--	--	47,460	1.88
Total fixed-rate	--	--%	--	--%	$86,865	1.87%

Adjustable rate:
GNMA	$--	--%	$1	3.15%	$210	2.71%
FHLMC	--	--	--	--	5	4.00
FNMA	--	--	--	--	--	--
Total adjustable rate	--	--%	$1	3.15%	$215	2.74%

Total	$--	--%	$1	3.15%	$87,080	1.87%

The following table sets forth the purchases, sales, and principal repayments of our mortgage-backed securities during the periods indicated.

	At or For the Year Ended June 30,
	2023	2022
	(Dollars in thousands)
Mortgage-backed securities at beginning of period	$108,322	$82,019
Purchases	6,278	44,103
Repayments	(11,029)	(17,716)
Sales	--	--
Amortizations of premiums and discounts, net	60	(84)

Mortgage-backed securities at end of period	$103,631	$108,322

Weighted average yield at end of period	1.84%	1.68%

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

Deposits.  We attract deposits principally from residents of Louisiana and particularly from Caddo, Webster, and Bossier Parishes. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate. We utilize brokered certificates of deposit as a component of our strategy for lowering the overall cost of funds. The brokered certificates of deposit are callable by Home Federal Bank after twelve months. At June 30, 2023 and 2022, we had $3.0 million and $6.0 million, respectively, in brokered certificates of deposit.

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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	June 30,
	2023		2022
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(Dollars in thousands)
Certificate accounts:
0.00%- 0.99%	$19,248	3.22%	$36,150	$6.80%
1.00%- 1.99%	11,630	1.95	28,559	5.37
2.00%- 2.99%	14,647	2.45	14,323	2.69
3.00%- 3.99%	50,365	8.43	1,252	0.23
4.00%- 4.99%	93,037	15.57	--	--
5.00%- 5.99%	1,456	0.24	--	--

Total certificate accounts	190,383	31.87	80,284	15.09

Transaction accounts:
Passbook savings	81,895	13.71	132,981	25.00
Non-interest-bearing demand accounts	145,553	24.37	161,142	30.29
NOW accounts	65,335	10.94	58,957	11.08
Money market	114,195	19.12	98,627	18.54

Total transaction accounts	406,978	68.14	451,707	84.91

Total deposits	$597,361	100.00%	$531,991	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended June 30,
	2023			2022
			Average			Average
	Average	Interest	Rate	Average	Interest	Rate
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)
Passbook savings	$105,850	$312	0.29%	$136,139	$393	0.29%
NOW accounts	63,074	164	0.26%	51,412	57	0.11
Money market	106,146	1,078	1.02%	91,862	108	0.12
Certificates of deposit	126,156	2,952	2.34%	88,450	1,212	1.37
Total interest-bearing deposits	401,226	4,506	1.12%	367,863	1,770	0.51
Non-Interest bearing demand accounts	$168,169	$--	--%	$145,522	$--	--%
Total deposits	$569,395	$4,506	1.12%	$513,385	$1,770	0.51%

The following table shows our deposit flows during the periods indicated.

	Year Ended June 30,
	2023	2022
	(In thousands)
Net deposits (withdrawals)	$60,288	$24,351
Interest credited	5,082	1,044
Total increase in deposits	$65,370	$25,395

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at June 30, 2023.

	Balance at June 30, 2023
	Maturing in the 12 Months Ending June 30,
	2024	2025	2026	Thereafter	Total
	(In thousands)
Certificates of Deposit
0.00%- 0.99%	$11,380	$2,764	$2,584	$2,525	$19,253
1.00%- 1.99%	9,647	1,673	304	7	11,631
2.00%- 2.99%	14,436	210	--	--	14,646
3.00%- 3.99%	50,366	--	--	--	50,366
4.00%- 4.99%	81,078	8,200	3,575	178	93,031
5.00%- 5.99%	1,269	187	--	--	1,456
Total certificate accounts	$168,176	$13,034	$6,463	$2,710	$190,383

The following table shows the maturities of our certificates of deposit in excess of the FDIC insurance limit (generally, $250,000) at June 30, 2023 by time remaining to maturity.

		Weighted
	Amount	Average Rate
	(Dollars in thousands)
September 30, 2023	$13,436	3.64%
December 31, 2023	17,761	3.56
March 31, 2024	17,162	3.32
June 30, 2024	8,190	3.75
After June 30, 2024	2,519	1.38
Total certificates of deposit with balances of $250,000 or more	$59,068	3.44%

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

As of June 30, 2023, we were permitted to borrow up to an aggregate total of $212.2 million from the Federal Home Loan Bank of Dallas. We had no Federal Home Loan Bank advances outstanding at June 30, 2023 and $832,000 of advances at June 30, 2022.  Additionally, at June 30, 2023, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $20.4 million.  There were no amounts purchased under this agreement as of June 30, 2023.  At June 30, 2023, Home Federal Bancorp had available an $10.0 million line of credit agreement with First National Bankers Bank, maturing July 3, 2023.  The credit agreement maturing July 3, 2023 was renewed with a scheduled maturity of August 29, 2023. A new credit agreement was executed on August 29, 2023, maturing on August 29, 2024.  The line is secured by Home Federal Bank’s common stock and bears interest at the Prime Rate, which is subject to change when adjustments are made to Wall Street Journal Prime.  At June 30, 2023, the line had an outstanding balance of $8.6 million.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended June 30,
	2023	2022
FHLB advances:	(Dollars in thousands)
Average balance outstanding	$1,919	$848
Maximum amount outstanding at any month-end during the period	10,000	864
Balance outstanding at end of period	--	832
Average interest rate during the period	5.20%	4.83%
Weighted average interest rate at end of period	0.00%	4.84%

At June 30, 2023, we had no outstanding advances from the Federal Home Bank of Dallas.

Subsidiaries

At June 30, 2023, the Company had one subsidiary, Home Federal Bank. The Bank’s only subsidiary at such date was Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

Employees

Home Federal Bank had 74 full-time employees and five part-time employees at June 30, 2023. None of these employees are covered by a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.

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

Holding Company Activities. Home Federal Bancorp operates as a unitary savings and loan holding company and is permitted to engage only in the activities permitted for financial institution holding companies or for multiple savings and loan holding companies. Multiple savings and loan holding companies are permitted to engage in the following activities: (i) activities permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the Federal Reserve Board prohibits or limits such 4(c) activities); (ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting any insurance agency or escrow business; (iv) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or (vii) activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies. Under the Dodd-Frank Act, savings and loan holding companies became subject to statutory capital requirements. However, in May 2015, amendments to the Small Bank Holding Company (“SBHC”) Policy became effective. The amendments made the SBHC Policy applicable to savings and loan holding companies, such as Home Federal Bancorp, and increased the asset threshold to qualify to be subject to the provisions of the SBHC Policy from $500 million to $1.0 billion. The 2018 regulatory reform increased the asset threshold to $3.0 billion. Savings and loan holding companies that have total assets of $3.0 billion or less are subject to the SBHC Policy and are not required to comply with the regulatory capital requirements set forth in the table below. Such treatment continues until Home Federal Bancorp’s total assets exceed $3.0 billion or the Federal Reserve Board deems it to no longer be a small savings and loan holding company.

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

The Sarbanes-Oxley Act.  As a public company, Home Federal Bancorp is subject to the Sarbanes-Oxley Act of 2002 which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our principal executive officer and principal financial officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: (i) they are responsible for establishing, maintaining, and regularly evaluating the effectiveness of our internal control over financial reporting; (ii) they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and (iii) whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

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

Insurance of Accounts.  The deposits of Home Federal Bank are insured up to $250,000 per separately insured deposit ownership right or category by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation and are backed by the full faith and credit of the U.S. Government. As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of and to require reporting by insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions after giving the Office of the Comptroller of the Currency an opportunity to take such action.

The Federal Deposit Insurance Corporation assesses deposit insurance premiums quarterly on each insured institution applied to its deposit base, which is their average consolidated total assets minus its Tier 1 capital. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. Total base assessment rates currently range from 3 to 30 basis points subject to certain adjustments.

Extraordinary growth in insured deposits during the first and second quarters of 2020 caused the DIF reserve ratio to decline below the statutory minimum of 1.35 percent as of June 30, 2020. In September 2020, the Federal Deposit Insurance Corporation Board of Directors adopted a Restoration Plan to restore the reserve ratio to at least 1.35 percent within eight years, absent extraordinary circumstances, as required by the Federal Deposit Insurance Act. The Restoration Plan maintained the assessment rate schedules in place at the time and required the Federal Deposit Insurance Corporation to update its analysis and projections for the deposit insurance fund balance and reserve ratio at least semiannually.

In the semiannual update for the Restoration Plan in June 2022, the Federal Deposit Insurance Corporation projected that the reserve ratio was at risk of not reaching the statutory minimum of 1.35 percent by September 30, 2028, the statutory deadline to restore the reserve ratio. Based on this update, the Federal Deposit Insurance Corporation Board approved an Amended Restoration Plan, and concurrently proposed an increase in initial base deposit insurance assessment rate schedules uniformly by 2 basis points, applicable to all insured depository institutions.

In October 2022, the Federal Deposit Insurance Corporation Board finalized the increase with an effective date of January 1, 2023, applicable to the first quarterly assessment period of 2023. The revised assessment rate schedules are intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum level of 1.35 percent by September 30, 2028. Revised assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceeds two percent, absent further action by the Federal Deposit Insurance Corporation Board. A significant increase in insurance premiums or a special assessment levied by the Federal Deposit Insurance Corporation could likely have an adverse effect on the operating expenses and results of operations of Home Federal Bank.  There can be no prediction as to what changes in insurance assessment rates may be made in the future.

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

At June 30, 2023, Home Federal Bank exceeded all of its regulatory capital requirements with tangible, common equity Tier 1, core, and risk-based capital ratios of 8.69%, 12.79%, 8.69% and 13.95%, respectively.

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

At June 30, 2023, Home Federal Bank was deemed a well-capitalized institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

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

At June 30, 2023, Home Federal Bank believes that it meets the requirements of the QTL test.

Community Reinvestment Act.  Home Federal Bank is subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”), which require the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by Home Federal Bank, including low and moderate income neighborhoods. The regulatory agency’s assessment of Home Federal Bank’s record is made available to the public. Further, a bank’s CRA performance must be considered in connection with a bank’s application, to among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. An unsatisfactory rating may be the basis for denial of certain applications. Home Federal Bank received a “satisfactory” rating during its most recent CRA examination.

On May 5, 2022, the federal bank regulatory agencies overhauled the CRA and jointly issued a proposal to strengthen and modernize regulations implementing the CRA. The proposed regulations included major changes from the current regulation and will be effective on the first day of the first calendar quarter that begins at least 60 days after the publication date of the final rules. The new rules as proposed are intended to, (1) provide expanded access to credit, investment, and basic banking services in low- and moderate-income communities, (2) address changes in the banking industry, including internet and mobile banking, (3) yield greater clarity, consistency, and transparency, (4) tailor CRA evaluations and data collection to bank size and type and (4) maintain a unified approach amongst the regulating agencies.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act place restrictions on loans to executive officers, directors, and principal shareholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer, and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the savings association and (ii) does not give preference to any director, executive officer, or principal shareholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the savings association’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. Home Federal Bank currently is subject to Section 22(g) and (h) of the Federal Reserve Act and at June 30, 2023, was in compliance with the above restrictions.

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

Privacy Standards and Cybersecurity. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Federal banking agencies, including the FDIC, have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. These regulations require Home Federal Bank to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices. In addition, Louisiana State and other federal and state cybersecurity and data privacy laws and regulations may expose Home Federal Bank to risk and result in certain risk management costs. In addition, on November 18, 2021, the federal banking agencies announced the adoption of a final rule providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rule requires a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours. Compliance with the new rule was required by May 1, 2022. Non-compliance with federal or similar state privacy and cybersecurity laws and regulations could lead to substantial regulatory imposed fines and penalties, damages from private causes of action and/or reputational harm.

Federal Home Loan Bank System.  Home Federal Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 11 regional Federal Home Loan Banks that administer a home financing credit function primarily for its members. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. The Federal Home Loan Bank of Dallas is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At June 30, 2023, Home Federal Bank had no advances from the Federal Home Loan Bank and $212.2 million available on its credit line with the Federal Home Loan Bank.

As a member, Home Federal Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas. At June 30, 2023, Home Federal Bank had $1.3 million in Federal Home Loan Bank stock, which was in compliance with the applicable requirement.

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

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to zero percent effective May 26, 2020 to support lending to households and businesses The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve Bank. At June 30, 2023, Home Federal Bank was not required to maintain any reserve balances.

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

Method of Accounting.  For federal income tax purposes, Home Federal Bank reports income and expenses on the accrual method of accounting and used a June 30 tax year in 2023 for filing its federal income tax return.

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

At June 30, 2023, the total federal pre-1988 reserve was approximately $3.3 million. The reserve reflects the cumulative effects of federal tax deductions by Home Federal Bank for which no federal income tax provisions have been made.

Corporate Dividends-Received Deduction.  Home Federal Bancorp may exclude from its income 100% of dividends received from Home Federal Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is 65% in the case of dividends received from corporations which a corporate recipient owns less than 80% but at least 20% of the distribution corporation. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 50 % of dividends received.

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

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently conduct business from six full-service banking offices located in Shreveport, Louisiana, two full-service banking offices located in Bossier City, Louisiana, one full-service banking office located in Minden, Louisiana and one full-service banking office located in Benton, Louisiana. The following table sets forth certain information, as of June 30, 2023, relating to Home Federal Bank’s offices, one property acquired for a future branch office and one property acquired for potential future administrative offices which is presently vacant.

Description/Address	Leased/Owned		Net Book Value of Property	Amount of Deposits
	(Dollars in thousands)
Building (Home Office) 222 Florida Street, Shreveport, LA	Owned		$1,713	$--
Building/ATM (Market Street Branch) 624 Market Street, Shreveport, LA	Owned		702	81,216
Building/ATM (Youree Drive Branch) 6363 Youree Drive, Shreveport, LA	Owned	(1)	648	157,945
Building/ATM (Southern Hills Branch) 9449 Mansfield Road, Shreveport, LA	Owned		1,852	68,019
Building/ATM (Viking Drive Branch) 2555 Viking Drive, Bossier City, LA	Owned		1,657	52,533
Building/ATM (Stockwell Branch) 7964 E. Texas Street, Bossier City, LA	Owned		1,526	43,443
Building/ATM (Northwood Branch) 5841 North Market Street, Shreveport, LA	Owned		1,498	26,838
Building/ATM (Pierremont Road Branch) 925 Pierremont Road, Shreveport, LA	Owned		2,064	66,378
Building (2) 614 Market Street, Shreveport, LA	Owned	(2)	333	--
Building/ATM (Huntington Branch) 6903 Pines Road, Shreveport, LA	Owned		1,908	9,831
Building/ATM (Minden Branch) 306 Homer Road, Minden, LA	Leased	(3)	386	20,926
Building/ATM (Benton Branch) 104 Sibley Street, Benton, LA	Owned		$704	$70,232

(1)	The building is owned but the land is subject to an operating lease with a ten-year term expiring March 15, 2028.
(2)	The building is vacant and available to serve as potential future administrative offices and storage.
(3)	The building is subject to an operating lease with a five year term expiring August 21, 2026.

Item 3. Legal Proceedings

Home Federal Bancorp and Home Federal Bank are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
Home Federal Bancorp’s common stock is traded on the Nasdaq Capital Market under the symbol “HFBL.” At September 19, 2023, Home Federal Bancorp had [183] shareholders of record. The number of shareholders does not reflect the number of persons or entities who may hold stock in nominee or “street” name through brokerage firms or others.

(b)	Not applicable.

(c)	Purchases of Equity Securities.

The Company did not repurchase any of its common stock during the quarter ended June 30, 2023 including stock -for-stock option exercises:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2023 – April 30, 2023	--	$--	--	--
May 1, 2023 – May 31, 2023	--	--	--	--
June 1, 2023 – June 30, 2023	--	--	--	--
Total	--	$--	--	--

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our profitability depends primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, investment securities, and interest-earning deposits in other institutions, and interest expense on interest-bearing deposits and borrowings from the Federal Home Loan Bank of Dallas. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. Our profitability also depends, to a lesser extent, on non-interest income, provision for loan losses, non-interest expenses, and federal income taxes. Home Federal Bancorp, Inc. of Louisiana had net income of $5.7 million in fiscal 2023 compared to net income of $4.9 million in fiscal 2022.

Our business consists primarily of originating single-family real estate loans secured by property in our market area and to a lesser extent, commercial real estate loans, commercial business loans, and real estate secured lines of credit which typically have higher rates and shorter terms than single-family loans. Although our loans are primarily funded by the acquisition of deposits and it is our policy to require commercial customers to have a deposit relationship with us, which primarily consists of NOW accounts or non-interest checking accounts. Due to the continued low interest rate environment, we have sold a substantial amount of our fixed rate single-family residential loan originations in recent periods. Because of an increase in our average rate on our interest-bearing assets, partially offset by an increase in our rate on total interest bearing liabilities, our net interest margin increased from 3.27% to 3.73% during fiscal 2023 compared to 2022, and our net interest income increased $4.2 million to $21.6 million for fiscal 2023 as compared to $17.4 million for fiscal 2022. We expect to continue to emphasize commercial lending in the future in order to improve the yield on our portfolio.

Home Federal Bancorp’s operations and profitability are subject to changes in interest rates, applicable statutes and regulations, and general economic conditions, as well as other factors beyond our control.

Business Strategy

Our business strategy is focused on operating a growing and profitable community-oriented financial institution. Our current business strategy includes:

●
Continuing to Grow and Diversify Our Loan Portfolio. We intend to grow and continue to diversify our loan portfolio by, among other things, emphasizing the origination of commercial real estate and business loans. At June 30, 2023, our commercial real estate loans amounted to $148.4 million, or 30.0% of the total loan portfolio. Our commercial business loans amounted to $55.4 million, or 11.2% of the total loan portfolio. Commercial real estate, commercial business, construction and development, and consumer loans all typically have higher yields and are more interest sensitive than long-term single-family residential mortgage loans.

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

●
Managing Our Expenses.  We have incurred significant additional expenses related to personnel and infrastructure in recent periods as we implemented our business strategy. The $1.5 million increase in non-interest expense for the year ended June 30, 2023, compared to the year ended June 30, 2022, is primarily attributable to increases of $875,000 in professional fees which were primarily due to FNBB acquisition costs. Our efficiency ratio, non-interest expense divided by net interest income plus non-interest income, for 2023 was 67.71% compared to 69.59% for fiscal 2022.

●
Enhancing Core Earnings. We expect to continue to emphasize commercial real estate and business loans, which generally bear interest rates higher than residential real estate loans, and sell a substantial part of our fixed rate residential mortgage loan originations.

●
Expanding Our Franchise in our Market Area and Contiguous Communities. We intend to continue to pursue opportunities to expand our market area by opening additional de novo banking offices and possibly through acquisitions of other financial institutions and banking related businesses. We expect to focus on contiguous areas to our current locations in Caddo, Bossier and Webster Parishes. In February 2023, we completed our acquisition of Northwest Bancshares Corporation and its wholly owned subsidiary, First National Bank of Benton, with one full-service branch location in Benton, Louisiana.

●
Maintain Our Asset Quality. At June 30, 2023, our non-performing assets totaled $1.6 million, or 0.26% of total assets. We had $368,000 in other real estate owned at June 30, 2023. We intend to continue to stress maintaining high asset quality, even as we continue to grow our institution and diversify our loan portfolio.

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

Business Combinations

Acquisition Accounting. Acquisitions are accounted for under the acquisition method of accounting. The acquisition method of accounting requires the Company as the acquirer to recognize the fair value of assets acquired and liabilities assumed at the acquisition date, as well as recognize goodwill. If the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in an acquisition, goodwill is recognized. The Company records provisional amounts of fair value at the time of acquisition. The provisional fair values are subject to modification for up to one year after the acquisition.

Acquired Loans. Purchased loans acquired are recorded at their fair value. Discounts are included in the determination of the fair value. As such, an allowance for loan loss is not recorded at the acquisition date. Acquired loans are evaluated at acquisition and classified as either purchased credit impaired or purchased performing loans. Purchased credit impaired loans reflect credit deterioration since origination and as such at the date of acquisition the Company will not be able to collect all contractually required payments. The Company accounts for acquired impaired loans in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Purchased credit impaired loans are accounted for individually. The Company estimates the amount and timing of undiscounted expected cash flows for each loan. The excess of the cash flows expected to be collected over a loan’s carrying value is considered to be the accretable yield, which is recognized as interest income over the estimated life of the loan. The excess of the undiscounted contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference.  Over the life of the loan, expected cash flows continue to be estimated. If the expected cash flows decrease, a provision for loan loss is recorded.

If the expected cash flows increase, it is recognized as part of future income. Purchased performing loans are accounted for under ASC 310-20, Nonrefundable Fees and Other Costs (“ASC 310-20”), with the related discount or premium being recognized as an adjustment to yield over the life of the loan.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired.

Core Deposit Intangible. Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in business combinations. The Company’s policy is to amortize these intangibles on a straight-line basis over their estimated useful life, which the estimated useful lives are periodically reviewed for reasonableness. Core deposit intangibles are tested for impairment if events and circumstances indicate the carrying amount of the asset may not be recoverable from future cash flows.

Selected Financial and Other Data

Set forth below is selected consolidated financial and other data of Home Federal Bancorp. The information at or for the years ended June 30, 2023 and 2022 is derived in part from the audited financial statements that appear in this Form 10-K.

	At June 30,
	2023	2022
	(In thousands)
Selected Financial and Other Data:
Total assets	$660,915	$590,480
Cash and cash equivalents	24,765	64,078
Securities available for sale	39,551	28,099
Securities held to maturity	74,423	79,950
Loans held-for-sale	4	3,978
Loans receivable, net	489,493	387,873
Deposits	597,361	531,991
Federal Home Loan Bank advances	--	832
Other Borrowings	8,550	2,350
Total Stockholders’ equity	50,542	52,347

	As of or for the Year Ended June 30,
	2023	2022
	(Dollars in thousands, except per share amounts)
Selected Operating Data:
Total interest income	$26,631	$19,234
Total interest expense	5,079	1,877
Net interest income	21,552	17,357
Provision for loan losses	868	336
Net interest income after provision for loan losses	20,684	17,021
Total non-interest income	2,099	3,476
Total non-interest expense	16,013	14,497
Income before income tax expense	6,770	6,000
Income tax expense	1,066	1,127
Net income	$5,704	$4,873
Earnings per share of common stock:
Basic	$1.89	$1.50
Diluted	$1.81	$1.41

	As of or for the Year Ended June 30,
	2023	2022

Selected Operating Ratios(1):
Average yield on interest-earning assets	4.61%	3.62%
Average rate on interest-bearing liabilities	1.24	0.51
Average interest rate spread(2)	3.37	3.11
Net interest margin(2)	3.73	3.27
Average interest-earning assets to average interest-bearing liabilities	141.05	143.32
Net interest income after provision for loan losses to non-interest expense	129.17	117.41
Total non-interest expense to average assets	2.59	2.54
Efficiency ratio(3)	67.71	69.59
Return on average assets	0.92	0.85
Return on average equity	11.57	9.24
Average equity to average assets	7.98	9.22
Dividend payout ratio	27.00	28.37

Selected Financial and Other Data (Continued)

Selected Quality Ratios(4):
Non-performing loans as a percent of loans receivable, net	0.25%	0.56%
Non-performing assets as a percent of total assets	0.24	0.37
Allowance for loan losses as a percent of total loans receivable	1.05	1.13
Net charge-offs to average loans receivable	0.03	0.00
Allowance for loan losses as a percent of non-performing loans	417.85	174.96

Bank Capital Ratios(4):
Tangible capital ratio	8.69%	9.65%
Core capital ratio	8.69	9.65
Total capital ratio	13.95	15.62

Other Data:
Offices (branch and home)	10	10
Employees (full-time)	74	70

(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.
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

Changes in Financial Condition

At June 30, 2023, the Company reported total assets of $660.9 million, an increase of $70.4 million, or 11.9%, compared to total assets of $590.5 million at June 30, 2022. The increase in assets was comprised primarily of increases in loans receivable, net of $101.6 million, or 26.2%, from $387.9 million at June 30, 2022 to $489.5 million at June 30, 2023, investment securities of $5.9 million, or 5.5%, from $108.0 million at June 30, 2022 to $114.0 million at June 30, 2023, goodwill of $3.0 million from none at June 30, 2022 to $3.0 million at June 30, 2023, core deposit intangible of $1.5 million from none at June 30, 2022 to $1.5 million at June 30, 2023, accrued interest receivable of $665,000, or 59.2%, from $1.1 million at June 30, 2022 to $1.8 million at June 30, 2023, real estate owned of $368,000 from none at June 30, 2022 to $368,000 at June 30, 2023, premises and equipment of $313,000, or 1.9%, from $16.2 million at June 30, 2022 to $16.6 million at June 30, 2023, deferred tax assets of $170,000, or 14.9%, from $1.1 million at June 30, 2022 to $1.3 million at June 30, 2023, bank owned life insurance Of $103,000, or 1.6%, from $6.6 million at June 30,2022 to $6.7 million at June 30,2023, and other assets of $34,000, or 2.5%, from $1.3 million at June 30,2022 to $1.4 million at June 30,2023.. These increases were partially offset by decreases in cash and cash equivalents of $39.3 million, or 61.4%, from $64.1 million at June 30, 2022 to $24.8 million at June 30, 2023, loans held-for-sale of $4.0 million, or 99.7%, from $4.0 million at June 30, 2022 to $4,000 at June 30, 2023.

Loans receivable, net increased $101.6 million, or 26.2%, from $387.9 million at June 30, 2022 to $489.5 million at June 30, 2023. The increase in loans receivable, net was attributable primarily to increases related to the acquisition of $54.9 million in loans from First National Bank of Benton. With rising interest rates, management is reluctant to invest in long-term, fixed rate mortgage loans for the portfolio and instead sells the majority of the long-term, fixed rate mortgage loan production.

In recent periods we diversified the loan products we offer and increased our efforts to originate higher yielding commercial real estate loans and lines of credit and commercial business loans which were deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans. As of June 30, 2023, Home Federal Bank had $148.4 million of commercial real estate loans, 30.0% of the total loan portfolio, and $55.4 million of commercial business loans, 11.2% of the total loan portfolio. Although commercial loans are generally considered to have greater credit risk than other certain types of loans, we attempt to mitigate such risk by originating such loans in our market area to known borrowers.

Securities available-for-sale increased $11.5 million, or 40.8%, from $28.1 million at June 30, 2022 to $39.6 million at June 30, 2023. This increase resulted primarily from the acquisition of FNBB securities with balances of $10.0 million at June 30, 2023, purchases of $7.4 million in securities, partially offset by principal repayments of $4.7 million and a decrease in market values of securities of $1.3 million.

Securities held-to-maturity decreased $5.5 million, from $79.9 million at June 30, 2022 to $74.4 million at June 30, 2023.  This decrease was primarily due to principal repayments of $6.5 million offset by purchases of $1.0 million in FHLB stock.

Cash and cash equivalents decreased $39.3 million, or 61.4%, from $64.1 million at June 30, 2022 to $24.8 million at June 30, 2023. The decrease in cash and cash equivalents was primarily due to the funding of additional loan growth and purchases of securities with excess liquidity.

Total liabilities increased $72.2 million, or 13.4%, from $538.1 million at June 30, 2022 to $610.4 million at June 30, 2023 primarily due to increases in total deposits of $65.4 million (deposits acquired in the acquisition of First National Bank of Benton totaled $77.4 million), or 12.3%, to $597.4 million at June 30, 2023 compared to $532.0 million at June 30, 2022, other borrowings of $6.2 million, or 263.8%, to $8.6 million at June 30, 2023 compared to $2.4 million at June 30, 2022, other accrued expenses and liabilities of $1.3 million, or 49.9%, to $3.9 million at June 30, 2023 compared to $2.6 million at June 30, 2022, and an increase in advances from borrowers for taxes and insurance of $200,000, or 56.5%, to $554,000 at June 30,2023 compared to $354,000 at June 30, 2022 partially offset by a decrease in advances from FHLB of $832,000, or 100.0%, to none at June 30,2023 compared to $832,000 at June 30, 2022. The increase in deposits was primarily due to a $110.1 million, or 137.1%, increase in certificates of deposit from $80.3 million at June 30, 2022 to $190.4 million at June 30, 2023, a $15.6 million, or 15.8%, increase in money market deposits from $98.6 million at June 30, 2022 to $114.2 million at June 30, 2023,and a $6.4 million, or 10.8%, increase in NOW accounts from $59.0 million at June 30, 2022 to $65.3 million at June 30, 2023, partially offset by a decrease of $51.1 million, or 38.4%, in savings deposits from $133.0 million at June 30, 2022 to $81.9 million at June 30, 2023, and a decrease of $15.6 million, or 9.7%, in non-interest deposits from $161.4 million at June 30, 2022 to $145.6 million at June 30, 2023. The Company had $3.0 million in brokered deposits at June 30, 2023 compared to $6.0 million at June 30, 2022. The decrease in advances from the Federal Home Loan Bank was primarily due to principal paydowns on amortizing advances.

Stockholders’ equity decreased $1.8 million, or 3.4%, to $50.5 million at June 30, 2023 from $52.3 million at June 30, 2022. The primary reasons for the changes in stockholders’ equity from June 30, 2022 were the repurchase of Company stock of $6.0 million, dividends paid totaling $1.5 million, and a decrease in the Company’s accumulated other comprehensive income of $1.0 million, partially offset by net income of $5.7 million, the vesting of restricted stock awards, stock options, and the release of employee stock ownership plan shares totaling $620,000, and the proceeds from the issuance of common stock from the exercise of stock options of $328,000.

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
	June 30,
	2023			2022
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$442,469	$23,452	5.30%	$360,774	$17,501	4.85%
Investment securities	113,332	2,205	1.95	98,229	1,509	1.53
Interest-earning deposits	22,001	974	4.43	72,189	224	0.32
Total interest-earning assets	577,802	26,631	4.61%	531,192	19,234	3.62%
Non-interest-earning assets	40,255			40,426
Total assets	$618,057			$571,618
Interest-bearing liabilities:
Savings accounts	105,850	312	0.29%	136,139	393	0.29%
NOW accounts	63,074	164	0.26	51,412	57	0.11
Money market accounts	106,146	1,078	1.02	91,862	108	0.12
Certificates of deposit accounts	126,156	2,952	2.34	88,450	1,212	1.37
Total interest-bearing deposits	401,226	4,506	1.12	367,863	1,770	0.48
FHLB advances	1,623	79	4.87	848	41	4.83
Other bank borrowings	6,784	494	7.28	1,921	66	3.44
Total interest-bearing liabilities	409,633	5,079	1.24%	370,632	1,877	0.51%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	155,885			145,522
Other liabilities	3,224			2,741
Total liabilities	568,742			518,895
Total stockholders’ equity(2)	49,315			52,723

Total liabilities and equity	$618,057			$571,618
Net interest-earning assets	$168,169			$160,560

Net interest income; average interest rate spread(3)		$21,552	3.37%		$17,357	3.11%

Net interest margin(4)			3.73%			3.27%

Average interest-earning assets to average interest-bearing liabilities			141.05%			143.32%

(1)	Includes loans held for sale.
(2)	Includes retained earnings and accumulated other comprehensive loss.
(3)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by net average interest-earning assets.

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

	2023 vs. 2022			2022 vs. 2021
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(In thousands)
Interest income:
Investment securities	$464	$232	$696	$(327)	$608	$281
Loans receivable, net	1,988	3,963	5,951	(1,114)	(298)	(1,412)
Interest-earning deposits	906	(156)	750	129	(9)	120

Total interest-earning assets	3,358	4,039	7,397	(1,312)	301	(1,011)

Interest expense:
Savings accounts	7	(88)	(81)	(315)	143	(172)
NOW accounts	95	12	107	(48)	14	(34)
Money market accounts	953	17	970	(148)	41	(107)
Certificate accounts	1,223	517	1,740	(271)	(841)	(1,112)

Total deposits	2,278	458	2,736	(782)	(643)	(1,425)
FHLB advances and other borrowings	261	205	466	3	(5)	(2)
Total interest-bearing liabilities	2,539	663	3,202	(779)	(648)	(1,427)

Increase (Decrease) in net interest income	$819	$3,376	$4,195	$(533)	$949	$416

Comparison of Operating Results for the Years Ended June 30, 2023 and 2022

General. The increase in net income for the year ended June 30, 2023 resulted primarily from a $4.2 million, or 24.2%, increase in net interest income, and a decrease of $61,000, or 5.4%, in provision for income taxes, partially offset by an increase of $1.5 million, or 10.5%, in non-interest expense, a decrease of $1.4 million, or 39.6%, in non-interest income, and an increase of $532,000, or 158.3% in provision for loan losses. The increase in the provision for loan losses is mainly due to growth in the overall loan portfolio. The increase in net interest income was primarily due to a $7.4 million, or 38.5%, increase in total interest income, partially offset by a $3.2 million, or 170.6%, increase in total interest expense. The Company’s average interest rate spread was 3.37% for the year ended June 30, 2023 compared to 3.11% for the year ended June 30, 2022. The Company’s net interest margin was 3.73% for the year ended June 30, 2023 compared to 3.27% for the year ended June 30, 2022.

Net Interest Income.  Net interest income amounted to $21.6 million for fiscal year 2023, an increase of $4.2 million, or 24.2%, compared to $17.4 million for fiscal year 2022. The increase was due primarily to an increase of $7.4 million in total interest income, partially offset by a $3.2 million increase in total interest expense.

The average interest rate spread increased from 3.11% for fiscal 2022 to 3.37% for fiscal 2023, while the average balance of interest-earning assets increased from $531.2 million to $577.8 million during the same periods. The percentage of average interest-earning assets to average interest-bearing liabilities decreased to 141.05% for fiscal 2023 compared to 143.32% for fiscal 2022. The average rate paid on certificates of deposit increased from 1.37% for fiscal 2022 to 2.34% for fiscal 2023. Net interest margin increased to 3.73% for fiscal 2023 compared to 3.27% for fiscal 2022.

Interest income increased $7.4 million, or 38.5%, to $26.6 million for fiscal 2023 compared to $19.2 million for fiscal 2022, primarily due to an increase in interest income from loans of $6.0 million, an increase in interest income on other earning assets of $750,000 and an increase of$696,000 in interest income from investment and mortgage-backed securities. The increase in the average balance of loans receivable was primarily due to new loans originated by our commercial lending division and loans acquired in the acquisition of First National Bank of Benton. The average yield of the loan portfolio increased by 57 basis points during fiscal 2023 mainly due to a higher interest rate environment.

Interest expense increased $3.2 million, or 170.6%, to $5.1 million for fiscal 2023 compared to $1.9 million for fiscal 2022, primarily as a result of decreases in the average rate paid on interest-bearing deposits.

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

A provision of $868,000 was made to the allowance during fiscal 2023, compared to a provision of $336,000 in fiscal 2022.  At June 30, 2023, the Company had $1.6 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $2.2 million of non-performing assets at June 30, 2022, consisting of seven single family residential loans two non-real estate commercial loans, one consumer loan, and two single-family residences at June 30, 2023, compared to seven single-family residential loans at June 30, 2022.  The decrease in non-performing assets from $2.2 million at June 30, 2022 to $1.7 million at June 30, 2023 was primarily due to improved loan credit quality. At June 30, 2023, the Company had ten single family residential loans, three commercial non-real-estate loans,  two commercial real estate loans, and three home equity line-of-credit loans classified as substandard compared to five single family residential loans and two commercial real estate loans classified as substandard at June 30, 2022. There were no loans classified as doubtful at June 30, 2023 or 2022.

Non-Interest Income.  Non-interest income amounted to $2.1 million for the year ended June 30, 2023, a decrease of $1.4 million, or 39.6%, compared to non-interest income of $3.5 million for the year ended June 30, 2022. The $1.4 million decrease in non-interest income for the year ended June 30, 2023 compared to the prior year period was primarily due to a decrease of $1.5 million in gain on sale of loans, a $232,000 decrease in other non-interest income, and a $10,000 decrease in income from bank owned life insurance, partially offset by an increase of $329,000 in service charges on deposit accounts, and a $52,000 decrease in loss on sale of fixed assets and real estate owned . The decrease in gain on sale of loans for the year ended June 30, 2023 was primarily due to a decrease in refinance activity causing a decrease in mortgage loan originations. The Company sells most of its long-term fixed rate residential mortgage loan originations primarily in order to manage interest rate risk.

Non-Interest Expense.  Non-interest expense increased $1.5 million, or 10.5%, in fiscal 2023 compared to the prior year period. The $1.5 million increase in non-interest expense for the year ended June 30, 2023, compared to the prior year period, is primarily attributable to increases of $875,000 in professional fees which were primarily due to FNBB acquisition costs, $267,000 in occupancy and equipment expense, $174,000 in amortization of core deposit intangible expense, $143,000 in deposit insurance premium expense, $69,000 in compensation and benefits expense, $22,000 in data processing expense, and $11,000 in advertising expense, partially offset by decreases of $22,000 in loan and collection expense, $14,000 in audit and examination fees, $5,000 in other non-interest income, and $4,000 in franchise and bank shares tax expense.

Provision for Income Tax Expense.  The provision for income taxes amounted to $1.1 million for both the fiscal years ended June 30, 2023 and 2022. Our effective tax rate was 15.7% for fiscal 2023 and 18.8% for fiscal 2022.

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

Although long-term, fixed-rate mortgage loans made up a significant portion of our interest-earning assets at June 30, 2023, we sold a substantial amount of our one-to-four family residential loans we originated and maintained a significant portfolio of available-for-sale securities during the past few years in order to better position the Company for a rising interest rate environment in the long term. At June 30, 2023 and 2022, securities available-for-sale amounted to $39.6 million and $28.1 million, respectively, or 6.04% and 4.8%, respectively, of total assets at such dates.

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

Net Portfolio Value.  Our interest rate sensitivity is monitored by management through the use of a model which internally generates estimates of the change in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of June 30, 2023:

Change in Interest Rates in	Net Portfolio Value			NPV as % of Portfolio Value of Assets
Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
300	$67,744	$(5,003)	(6.37)%	12.45%	(0.71)%
200	72,747	(2,032)	(2.59)	12.94	(0.22)
100	74,779	(3,714)	(4.73)	12.87	(0.29)
Static	78,493	--	--	13.16	--
(100)	87,788	9,295	11.84	14.51	1.35
(200)	92,848	5,060	6.45	15.03	1.87

Qualitative Analysis.  Our ability to maintain a positive “spread” between the interest earned on assets and the interest paid on deposits and borrowings is affected by changes in interest rates. Our fixed-rate loans generally are profitable, if interest rates are stable or declining since these loans have yields that exceed our cost of funds. If interest rates increase, however, we would have to pay more on our deposits and new borrowings, which would adversely affect our interest rate spread. In order to counter the potential effects of dramatic increases in market rates of interest, we have underwritten our mortgage loans to allow for their sale in the secondary market. Total loan originations amounted to $244.0 million for fiscal 2023 and $339.6 million for fiscal 2022, while loans sold amounted to $24.9 million and $87.2 million during the same respective periods. We have invested excess funds from loan payments and prepayments and loan sales in investment securities classified as available-for-sale. As a result, Home Federal Bancorp is not as susceptible to rising interest rates as it would be if its interest-earning assets were primarily comprised of long-term fixed rate mortgage loans. With respect to its floating or adjustable rate loans, Home Federal Bancorp writes interest rate floors and caps into such loan documents. Interest rate floors limit our interest rate risk by limiting potential decreases in the interest yield on an adjustable rate loan to a certain level. As a result, we receive a minimum yield even if rates decline farther, and the interest rate on the particular loan would otherwise adjust to a lower amount. Conversely, interest rate ceilings limit the amount by which the yield on an adjustable rate loan may increase to no more than six percentage points over the rate at the time of origination. Finally, we intend to place a greater emphasis on shorter-term consumer loans and commercial business loans in the future.

Liquidity and Capital Resources

Home Federal Bancorp maintains levels of liquid assets deemed adequate by management. Our liquidity ratio averaged 21.42% for the quarter ended June 30, 2023. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings, and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Our deposit accounts with the Federal Home Loan Bank of Dallas amounted to $5.0 million and $11.9 million at June 30, 2023 and 2022, respectively.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents. Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts. If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Dallas, which provide an additional source of funds. At June 30, 2023, we had no advances from the Federal Home Loan Bank of Dallas and had $212.2 million in additional borrowing capacity.  Additionally, at June 30, 2023, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank, whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $20.4 million. There were no amounts purchased under this agreement as of June 30, 2023.  In addition, Home Federal Bancorp had available an $10.0 million line of credit agreement at June 30, 2023 with First National Bankers Bank.  At June 30, 2023 there was an $8.6 million balance in the credit line.

At June 30, 2023, the Company had outstanding loan commitments of $53.4 million to originate loans and commitments under unused lines of credit of $15.0 million. At June 30, 2023, certificates of deposit scheduled to mature in one year or less totaled $168.2 million, or 88.3% of total certificates of deposit. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment. We intend to utilize our high levels of liquidity to fund our lending activities. If additional funds are required to fund lending activities, we intend to sell our securities classified as available-for-sale, as needed.

At June 30, 2023, Home Federal Bank exceeded each of its capital requirements with tangible equity, common equity Tier 1, core, and total risk-based capital ratios of 8.69%, 12.79%, 8.69%, and 13.95%, respectively.

In the first quarter of 2023, the Company will transition to CECL from the current incurred loss method and recognized a one-time, after-tax cumulative effect adjustment. The Company has been evaluating the impact. At this time, the Company estimates the allowance for credit losses will increase between 4% to 9%. The amount determined from adoption will be recognized as a cumulative effective to the July 1, 2023 retained earnings.  Regulations of the federal banking agencies provide an optional CECL transition provision that allows a banking organization that experiences a reduction in retained earnings as of its CECL adoption date to elect to phase in the regulatory capital impact of that reduction over a three-year period. Under the regulations, the Company is required to begin the three-year transition in the first fiscal year it has adopted CECL, which for The Company is fiscal year 2024. As a result, the regulatory capital impact of The Company’ adoption of CECL is being phased in from July 1, 2023 through June 30, 2026.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules, and have not had any such arrangements during the two years ended June 30, 2023. See Notes 9 and 14 to the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Home Federal Bancorp, Inc. of Louisiana (the “Company”) as of June 30, 2023 and 2022 and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2023 and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses – Qualitative Factors

As described in Note 1 and Note 3 to the financial statements, the Company’s allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. The allowance for loan losses was $5.173 million at June 30, 2023, which is comprised of (i) specific reserves determined in accordance with current authoritative accounting guidance based on probable losses on specific loans (ii) general reserves determined in accordance with current authoritative accounting guidance that consider historical loss experience, and (iii) qualitative reserves. The qualitative reserve is based upon general economic conditions as well as other qualitative risk factors both internal and external to the Company and requires management to make judgments regarding the impact of qualitative factors on probable inherent losses.

We identified the allowance for loan losses as a critical audit matter. The principal considerations for that determination included the high degree of judgment and subjectivity relating to management’s identification and measurement of the qualitative factors. This required a high degree of auditor effort and significant auditor judgment in evaluating the estimated allowance for loan losses.

The primary procedures we performed to address this critical audit matter included:

•
We obtained an understanding of the Company’s process for establishing the allowance for loan losses, including the identification, basis for development and related adjustments of the qualitative factor components of the allowance for loan losses.

•
We performed substantive testing over management’s qualitative factors by evaluating the relevancy and reliability of the underlying data used to derive the qualitative factors, including comparison to internal, external and/or peer data to ensure movement in a directionally consistent manner.

•	Based on the underlying data and our evidence gathered, we evaluated the reasonableness of management’s conclusion on the adjustment to the factors.

•	We tested the accuracy of the mathematical application of the qualitative factors to adjust the historical loss experience.

Acquisition of Northwest Bancshares Corporation. - Fair Value of Acquired Loans and CDI

As described further in Note 1 and Note 22 to the financial statements, the Company completed the acquisition of Northwest Bancshares Corporation (“NWB”) on February 1, 2023. The Company accounted for this acquisition under the purchase method of accounting. Purchased assets and assumed liabilities are recorded at their respective acquisition date fair values, and identifiable intangible assets are recorded at fair value. Determination of the acquisition date fair value required management to make significant estimates and assumptions. The fair value of the acquired loans and CDI was $54.12 million and $1.41 million, respectively, as of February 1, 2023.

We identified the determination of the acquisition date fair value of acquired loans and the core deposit intangible (“CDI”) as a critical audit matter. The principal considerations for our determination included the high degree of judgment and subjectivity involved in auditing management’s selection of assumptions used to determine fair value. This required a high degree of auditor effort, specialized skills and knowledge, and significant auditor judgment.

Our primary audit procedures performed to address this critical audit matter included:

•	We obtained an understanding of the Company’s process for determining the fair value of the acquired loan portfolio and the CDI resulting from the merger.

•	We evaluated the completeness and accuracy of data inputs used as a basis for the valuation of the loan portfolio and CDI.

•	We evaluated, with the assistance of professionals with the appropriate skills and knowledge, the reasonableness of management’s assumptions used in:

o	The estimate of the fair value of the acquired loans, including, for a selected sample of loans, developing an independent expectation for comparison to management’s fair value.

o	The estimate of the fair value of the CDI, including, reperformance.

•	We tested the mathematical accuracy of the estimated fair values, including the application of the assumptions used in the calculation.

/s/ FORVIS, LLP

We have served as the Company’s auditor since 2021.

Fort Worth, Texas
October 2, 2023

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Consolidated Balance Sheets
June 30, 2023 and 2022

	June 30,
	2023	2022
	(In Thousands)
ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $22,215 and $42,531 June 30, 2023 and 2022, Respectively)	$24,765	$64,078
Securities Available-for-Sale	39,551	28,099
Securities Held-to-Maturity (fair value June 30, 2023: $61,222; June 30, 2022: $69,513, Respectively)	74,423	79,950
Loans Held-for-Sale	4	3,978
Loans Receivable, Net of Allowance for Loan Losses (June 30, 2023: $5,173; June 30, 2022: $4,451, Respectively)	489,493	387,873
Accrued Interest Receivable	1,790	1,124
Premises and Equipment, Net	16,561	16,249
Bank Owned Life Insurance	6,700	6,597
Goodwill	2,990	-
Core Deposit Intangible	1,533	-
Deferred Tax Asset	1,313	1,143
Real Estate Owned	368	-
Other Assets	1,424	1,389

Total Assets	$660,915	$590,480

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$145,553	$161,142
Interest-bearing	451,808	370,849
Total Deposits	597,361	531,991
Advances from Borrowers for Taxes and Insurance	554	354
Short-term Federal Home Loan Bank Advances	-	832
Other Borrowings	8,550	2,350
Other Accrued Expenses and Liabilities	3,908	2,606

Total Liabilities	610,373	538,133

STOCKHOLDERS’ EQUITY
Preferred Stock - $0.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	-	-
Common Stock - $0.01 Par Value; 40,000,000 Shares Authorized: 3,133,351 and 3,387,839 Shares Issued and Outstanding at June 30, 2023 and 2022, Respectively	31	34
Additional Paid-in Capital	40,981	40,145
Unearned ESOP Stock	(523)	(639)
Retained Earnings	12,707	14,506
Accumulated Other Comprehensive Loss	(2,654)	(1,699)

Total Stockholders’ Equity	50,542	52,347

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$660,915	$590,480

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Consolidated Statements of Operations
For the Years Ended June 30, 2023 and 2022

	For the Years Ended June 30,
	2023	2022
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, including fees	$23,452	$17,501
Investment securities	251	4
Mortgage-backed securities	1,954	1,505
Other interest-earning assets	974	224

Total interest income	26,631	19,234

INTEREST EXPENSE
Deposits	4,506	1,770
Federal Home Loan Bank borrowings	79	41
Other bank borrowings	494	66

Total Interest Expense	5,079	1,877
Net Interest Income	21,552	17,357

PROVISION FOR LOAN LOSSES	868	336

Net Interest Income After Provision For Loan Losses	20,684	17,021

NON-INTEREST INCOME
Service charges on deposit accounts	1,476	1,147
Gain (loss) on sale of real estate and fixed assets	4	(48)
Income on Bank-Owned Life Insurance	103	113
Gain on sale of loans	466	1,982
Other income	50	282

Total Non-Interest Income	2,099	3,476

NON-INTEREST EXPENSE
Compensation and benefits	9,088	9,019
Occupancy and equipment	2,080	1,813
Data processing	842	820
Audit and examination fees	314	328
Franchise and bank shares tax	531	535
Advertising	340	329
Legal fees	1,233	358
Loan and collection	198	220
Amortization Core Deposit Intangible	174	-
Deposit insurance premium	297	154
Other expenses	916	921

Total Non-Interest Expense	16,013	14,497
Income Before Income Taxes	6,770	6,000
PROVISION FOR INCOME TAX EXPENSE	1,066	1,127

Net Income	$5,704	$4,873

EARNINGS PER SHARE
Basic	$1.89	$1.50
Diluted	$1.81	$1.41

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
For the Years Ended June 30, 2023 and 2022

	For the Years Ended June 30,
	2023	2022
	(In Thousands)

Net Income	$5,704	$4,873

Other Comprehensive (Loss) Income, Net of Tax
Investment securities available-for-sale:
Net unrealized (losses) gains	(1,208)	(2,500)
Income Tax Effect	253	526
Other Comprehensive (Loss) Income	(955)	(1,974)
Total Comprehensive Income	$4,749	$2,899

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended June 30, 2023 and 2022

	Common Stock	Additional Paid-In Capital	Unearned ESOP Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In Thousands)
BALANCE – June 30, 2021	$34	$37,701	$(754)	$15,469	$275	$52,725

Share Awards Earned	-	117	-	-	-	117
ESOP Compensation Earned	-	343	116	-	-	459
Stock Options Exercised	-	1,889	-	-	-	1,889
Dividends Paid	-	-	-	(1,353)	-	(1,353)
Stock Options Vested	-	95	-	-	-	95
Company Stock Purchased	-	-	-	(4,484)	-	(4,484)
Net Income	-	-	-	4,873	-	4,873
Other Comprehensive Loss, Unrealized Loss on Debt Securities, Net of Tax	-	-	-	-	(1,974)	(1,974)
BALANCE - June 30, 2022	$34	$40,145	$(639)	$14,506	$(1,699)	$52,347

Share Awards Earned	-	123	-	-	-	123
ESOP Compensation Earned	-	287	116	-	-	403
Stock Options Exercised	(3)	331	-	-	-	328
Dividends Paid	-	-	-	(1,540)	-	(1,540)
Stock Options Vested	-	95	-	-	-	95
Company Stock Purchased	-	-	-	(5,963)	-	(5,963)
Net Income	-	-	-	5,704	-	5,704
Other Comprehensive Income, Unrealized Gain on Debt Securities, Net of Tax	-	-	-	-	(955)	(955)
BALANCE - June 30, 2023	$31	$40,981	$(523)	$12,707	$(2,654)	$50,542

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Years Ended June 30, 2023 and 2022

	For the Years Ended June 30,
	2023	2022
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,704	$4,873
Adjustments to Reconcile Net Income to Net
Cash Provided By Operating Activities
Gain on Sale of Loans	(466)	(1,982)
Net Amortization and Accretion on Securities	(27)	109
Amortization of Deferred Loan Fees	(300)	(805)
Provision for Loan Losses	868	336
Depreciation of Premises and Equipment	869	763
(Gain) Loss on Sale of Real Estate and Fixed Assets	(4)	48
ESOP Compensation Expense	403	459
Stock Option Expense	95	95
Deferred Income Tax (Benefit) Expense	(174)	(324)
Federal Home Loan Bank Stock Dividend	(13)	-
Share Awards Expense	121	121
(Increase) Decrease in Cash Surrender Value on Bank Owned Life Insurance	(103)	617
Bad Debt Recovery	91	24
Changes in Assets and Liabilities:
Origination and Purchase of Loans Held-for-Sale	(24,865)	(87,238)
Sale and Principal Repayments on Loans Held-for-Sale	29,305	99,669
Accrued Interest Receivable	(666)	39
Other Operating Assets	(35)	366
Other Operating Liabilities	1,302	(111)

Net Cash Provided By Operating Activities	12,105	17,059

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Principal Collections, Net	(97,033)	(51,004)
Deferred Loan Fees Collected	151	372
Acquisition of Premises and Equipment	(1,181)	(2,574)
Net Cash Paid in Acquisition	(10,244)	-
Proceeds from Sale of Real Estate and Fixed Assets	4	814
Improvements to Real Estate Owned Prior to Disposition	(90)	-
Activity in Available-for-Sale Securities:
Principal Payments	9,737	8,400
Purchase of Municipals	(1,075)	-
Purchase of Mortgage-Backed Securities	(6,493)	(9,484)
Purchase of US Treasury Notes	(14,611)	-
Activity in Held-to-Maturity Securities:
Purchase of Securities	-	(34,619)
Purchases of FHLB Stock	(989)	(15)
Principal Payments on Mortgage-Backed Securities	6,510	9,317
Sale/Redemptions of Securities	-	-

Net Cash Used in Investing Activities	(115,314)	(78,793)

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Cash Flows (Continued)
For the Years Ended June 30, 2023 and 2022

	For the Years Ended June 30,
	2023	2022
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$65,370	$25,395
Proceeds from Advances from Federal Home Loan Bank	184,001	-
Repayments of Advances from Federal Home Loan Bank	(184,833)	(35)
Dividends Paid	(1,530)	(1,353)
Company Stock Purchased	(5,963)	(4,484)
Net Increase (Decrease) in Advances from Borrowers for Taxes and Insurance	200	(72)
Proceeds from Other Bank Borrowings	6,200	3,150
Repayment of Other Bank Borrowings	-	(3,200)
Proceeds from Stock Options Exercised	328	1,889
Recognition and Retention Plan Share Distributions	123	117

Net Cash Provided by Financing Activities	63,896	21,407

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(39,313)	(40,327)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	64,078	104,405

CASH AND CASH EQUIVALENTS, END OF YEAR	$24,765	$64,078

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	5,079	1,892
Income Taxes Paid	950	1,115
Market Value Adjustment for Unrealized Gain on Debt Securities Available For Sale	1,208	2,500
Transfer from Loans to Other Real Estate	172	-
Acquisitions:
Fair Value of Tangible Assets Acquired	82,889	-
Other Intangible Assets Acquired	1,510	-
Liabilities Assumed	(77,145)	-
Net Identifiable Assets Acquired Over Liabilities Assumed	7,254	-

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

Nature of Operations
The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana, a Louisiana chartered corporation (the “Company” or “Home Federal Bancorp”) and its wholly owned subsidiary, Home Federal Bank, a federally chartered stock savings bank (the “Bank”), along with its wholly owned subsidiary, Metro Financial Services, Inc.

The Bank is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency (the OCC).  The Bank provides financial services to individuals, corporate entities, and other organizations through the origination of loans and the acceptance of deposits in the form of passbook savings, certificates of deposit, and demand deposit accounts.  Services are provided by ten branch offices, six of which are located in Shreveport, Louisiana, two in Bossier City, one in Minden, Louisiana and one in Benton, Louisiana. The Bank’s home office is located in Shreveport, Louisiana.

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

Use of Estimates
In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses, deferred taxes, and those related to acquisition accounting.

Significant Group Concentrations of Credit Risk
Most of the Company’s activities are provided to customers of the Bank by ten branch offices, six of which are located in the city of Shreveport, Louisiana, two in Bossier City, Louisiana, one in Minden, Louisiana and one in Benton, Louisiana. The area served by the Bank is primarily the Shreveport-Bossier City-Minden combined statistical area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana.

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

At June 30, 2023 and 2022, cash and cash equivalents consisted of the following:

	2023	2022
	(In Thousands)
Cash on Hand	$1,825	$1,495
Demand Deposits at Other Institutions	17,965	40,758
Federal Funds Sold	4,975	21,825

Total	$24,765	$64,078

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

The Company held no trading securities as of June 30, 2023 and 2022.

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

Core Deposit Intangible

Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in business combinations. The accumulated amortization of the Core deposit intangible is $0.174 million, and the carrying value as of June 30, 2023 was $1.533 million, to be expensed over 115 months. The Company’s policy is to amortize these intangibles on a straight-line basis over their estimated useful life, which the estimated useful lives are periodically reviewed for reasonableness. Core deposit intangibles are tested for impairment if events and circumstances indicate the carrying amount of the asset may not be recoverable from future cash flows.

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

Non-Direct Response Advertising
The Company expenses all advertising costs, except for direct-response advertising, as incurred.  Non-direct response advertising costs were $340,000 and $329,000 for the years ended June 30, 2023 and 2022, respectively.

In the event the Company incurs expense for material direct-response advertising, it will be amortized over the estimated benefit period.  Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits.  For the years ended June 30, 2023 and 2022, the Company did not incur any amount of direct-response advertising.

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

Comprehensive Income (Loss)
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

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	2023	2022
	(In Thousands)
Net Unrealized Loss on Debt Securities Available-for-Sale	$(3,359)	$(2,151)
Tax Effect	705	452

Net-of-Tax Amount	$(2,654)	$(1,699)

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

 ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016, the FASB issued ASU 2016-13 which requires earlier measurement of credit losses and enhances disclosures. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The Company formed a cross-functional working group, who have worked through an implementation plan which includes assessment, review and documentation of various aspects of the implementation plan. After significant evaluation of approved methodologies, the Company determined to utilize a third-party vendor model, in which a weighted average remaining maturity methodology was appropriate for the size and complexity of the Company.  ASU 2016-13 is effective for the Company for annual and interim periods beginning on July 1, 2023. The Company will adopt ASU 2016-13 in the first quarter of fiscal 2024. At this time, the Company estimates the allowance for credit losses will increase between 4% to 9%. The adoption of the ASU 2016-13 is expected to result in an increase in the allowance for loan losses as a result of changing from an incurred loss model, which encompasses allowances for current known and inherent losses within the portfolio, to an expected loss model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The Company is evaluating the final considerations of the qualitative adjustments utilized in the model. The amount determined from adoption will be recognized as a cumulative effective to the July 1, 2023 retained earnings.

Accounting Standards Update 2022-02 (“ASU 2022-02”), “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” In March 2022, the FASB issued ASU 2022-02 which eliminates the TDR recognition and measurement guidance and instead requires that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. ASU 2022-02 also enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. For public business entities, these amendments require that an entity disclose current period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross write-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. ASU 2022-02 is effective for the Company for annual and interim periods beginning on July 1, 2023. The adoption of ASU 2022-02 is not expected to have a significant impact on the Company’s consolidated financial statements other than the required disclosures.

Accounting Standards Update 2020-04 (“ASU 2020-04”), “Reference Rate Reform - Topic 848.” In March 2020, the FASB issued ASU 2020-04 which provides temporary optional expedients and exceptions to the Generally Accepted Accounting Principles (“GAAP”) guidance on contract modifications, hedge accounting, and other transactions affected that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. ASU 2020-04 is effective upon issuance and can be applied through December 31, 2022. The Company is still evaluating the impact of ASU 2020-04, but does not expect it to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update 2022-06 (“ASU 2022-06”), “Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848.” AASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance provided by ASU 2020-04, which is discussed above. ASU 2022-06, which was effective upon issuance, defers the sunset date of this prior guidance from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief guidance in Topic 848. The adoption of ASU 2022-06 did not significantly impact the Company’s consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 2.	Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$12,167	$1	$1,012	$11,156
FNMA Mortgage-Backed Certificates	15,318	-	1,604	13,714
GNMA Mortgage-Backed Certificates	4,578	-	814	3,764

Total Debt Securities	32,063	1	3,430	28,634

US Treasury Securities	9,779	68	6	9,841
Municipal Bonds	1,068	11	3	1,076

Total Securities Available-for-Sale	$42,910	$80	$3,439	$39,551

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$623	$-	$63	$560
FHLMC Mortgage-Backed Certificates	29,921	-	5,781	24,140
FNMA Mortgage-Backed Certificates	41,024	-	7,277	33,747

Total Debt Securities	71,568	-	13,121	58,447

Municipals	1,311	-	80	1,231

Equity Securities (Non-Marketable)
12,935 Shares – Federal Home Loan Bank	1,294	-	-	1,294
630 Shares – First National Bankers Bankshares, Inc.	250	-	-	250

Total Equity Securities	1,544	-	-	1,544

Total Securities Held-to-Maturity	$74,423	$-	$13,201	$61,222

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2.	Securities (Continued)

The amortized cost and fair value of securities by contractual maturity at June 30, 2023, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Debt Securities
Within One Year or Less	$-	$-	$-	$-
One through Five Years	1	1	-	-
After Five through Ten Years	1,861	1,771	-	-
Over Ten Years	30,201	26,862	71,568	58,447

	32,063	28,634	71,568	58,447

US Treasury Securities
Within One Year or Less	7,780	7,847	-	-
One through Five Years	1,999	1,994	-	-

	9,779	9,841	-	-

Municipals
Within One Year or Less	-	-	221	210
Over Ten Years	1,068	1,076	1,090	1,021
	1,068	1,076	1,311	1,231

Other Equity Securities	-	-	1,544	1,544

Total	$42,910	$39,551	$74,423	$61,222

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2.	Securities (Continued)

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$7,513	$1	$482	$7,032
FNMA Mortgage-Backed Certificates	17,753	-	1,067	16,686
GNMA Mortgage-Backed Certificates	4,984	-	603	4,381

Total Debt Securities	30,250	1	2,152	28,099

Total Securities Available-for-Sale	$30,250	$1	$2,152	$28,099

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$640	$-	$40	$600
FHLMC Mortgage-Backed Certificates	32,485	-	4,602	27,883
FNMA Mortgage-Backed Certificates	44,947	-	5,693	39,254

Total Debt Securities	78,072	-	10,335	67,737

Municipals	1,336	-	102	1,234

Equity Securities (Non-Marketable)
2,919 Shares – Federal Home Loan Bank	292	-	-	292
630 Shares – First National Bankers Bankshares, Inc.	250	-	-	250

Total Equity Securities	542	-	-	542

Total Securities Held-to-Maturity	$79,950	$-	$10,437	$69,513

The amortized cost and fair value of securities by contractual maturity at June 30, 2022, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Debt Securities
Within One Year or Less	$-	$-	$-	$-
One through Five Years	5	5	-	-
After Five through Ten Years	1,389	1,334	-	-
Over Ten Years	28,856	26,760	78,072	67,737

	30,250	28,099	78,072	67,737

Municipals
Within One Year or Less	$-	$-	$-	$-
One through Five Years	-	-	228	218
After Five through Ten Years	-	-	-	-
Over Ten Years	-	-	1,108	1,016
	-	-	1,336	1,234
Other Equity Securities	-	-	542	542

Total	$30,250	$28,099	$79,950	$69,513

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2.	Securities (Continued)

Information pertaining to securities with gross unrealized losses at June 30, 2023 and 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2023
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$618	$9,109	$2,811	$18,892

Municipals	3	561	-	-

US Treasury Securities	8	2,186	-	-

Total Securities Available-for-Sale	$629	$11,856	$2,811	$18,892

	June 30, 2023
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Held-to-Maturity

Mortgage-Backed Securities	$215	$1,859	$12,907	$56,587

Municipals	-	-	80	1,231

Total Securities Held-to-Maturity	$215	$1,859	$12,987	$57,818

	June 30, 2022
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$1,335	$21,813	$816	$6,286

Total Securities Available-for-Sale	$1,335	$21,813	$816	$6,286

	June 30, 2022
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Held-to-Maturity

Mortgage-Backed Securities	$4,591	$35,930	$5,744	$31,807

Municipals	102	1,234	-	-

Total Securities Held-to-Maturity	$4,693	$37,164	$5,744	$31,807

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2.	Securities (Continued)

The unrealized losses on the Company’s investment in mortgage-backed securities at June 30, 2023 and 2022 were caused by interest rate changes.  The contractual cash flows of these investments are guaranteed by agencies of the U.S. government.  Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2023.

At June 30, 2023 and 2022, securities with a carrying value of $10.7 million and $0.581 million, respectively, were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $212.2 million and $176.7 million, respectively, were pledged to secure FHLB advances.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 3.	Loans Receivable

Loans receivable at June 30, 2023 and 2022, are summarized as follows:

	2023	2022
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$179,579	$120,014
Commercial	148,441	127,589
Multi-Family Residential	28,849	30,411
Land	26,841	22,127
Construction	28,035	27,884
Equity and Second Mortgage	2,450	1,587
Equity Lines of Credit	23,817	17,831

Total Mortgage Loans	438,012	347,443

Commercial Loans	55,364	44,487
Consumer Loans
Loans on Savings Accounts	372	266
Other Consumer Loans	1,082	439

Total Consumer Other Loans	1,454	705
Total Loans	494,830	392,635

Less: Allowance for Loan Losses	(5,173)	(4,451)
Unamortized Loan Fees	(164)	(311)

Net Loans Receivable	$489,493	$387,873

An analysis of the allowance for loan losses follows:

	2023	2022
	(In Thousands)

Balance - Beginning of Year	$4,451	$4,122
Provision for Loan Losses	868	336
Recoveries	91	24
Loan Charge-Offs	(237)	(31)

Balance – End of Year	$5,173	$4,451

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.	Loans Receivable (Continued)

Fixed rate loans receivable, as of June 30, 2023, are scheduled to mature and adjustable rate loans are scheduled to re-price as follows (in thousands):

	Under	Over One	Over Five	Over
	One	to Five	to Ten	Ten
	Year	Years	Years	Years	Total
Loans Secured by One-to-Four		(In Thousands)
Family Residential
Fixed Rate	$14,694	$84,704	$15,845	$27,217	$142,460
Adjustable Rate	3,211	19,510	11,063	3,334	37,118
Other Loans Secured by Real Estate
Fixed Rate	44,514	108,402	56,926	16,236	226,078
Adjustable Rate	31,742	614	-	-	32,356
All Other Loans
Fixed Rate	5,638	24,607	10,183	2,859	43,287
Adjustable Rate	13,531	-	-	-	13,531

Total	$113,331	$237,837	$94,016	$49,646	$494,830

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

The following tables present the grading of loans, segregated by class of loans, as of June 30, 2023 and 2022:

June 30, 2023	Pass and Pass Watch	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$176,536	$810	$2,233	$-	$179,579
Commercial	146,787	-	1,654	-	148,441
Multi-Family Residential	28,849	-	-	-	28,849
Land	26,841	-	-	-	26,841
Construction	28,035	-	-	-	28,035
Equity and Second Mortgage	2,381	-	69	-	2,450
Equity Lines of Credit	23,817	-	-	-	23,817
Commercial Loans	53,025	2,339	-	-	55,364
Consumer Loans	1,432	1	21	-	1,454

Total	$487,703	$3,150	$3,977	$-	$494,830

June 30, 2022	Pass and Pass Watch	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$117,464	$352	$2,198	$-	$120,014
Commercial	123,292	2,548	1,749	-	127,589
Multi-Family Residential	30,411	-	-	-	30,411
Land	22,127	-	-	-	22,127
Construction	27,884	-	-	-	27,884
Equity and Second Mortgage	1,587	-	-	-	1,587
Equity Lines of Credit	17,831	-	-	-	17,831
Commercial Loans	44,275	212	-	-	44,487
Consumer Loans	705	-	-	-	705

Total	$385,576	$3,112	$3,947	$-	$392,635

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.	Loans Receivable (Continued)

Credit Quality Indicators (Continued)
An aging analysis of past due loans, segregated by class of loans, as of June 30, 2023 and 2022, is as follows:

June 30, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$177	$750	$1,174	$2,101	$177,478	$179,579	$-
Commercial	-	-	-	-	148,441	148,441	-
Multi-Family Residential	-	-	-	-	28,849	28,849	-
Land	36	-	-	36	26,805	26,841	-
Construction	-	-	-	-	28,035	28,035	-
Equity and Second Mortgage	54	-	-	54	2,396	2,450	-
Equity Lines of Credit	-	-	-	-	23,817	23,817	-
Commercial Loans	63	-	-	63	55,301	55,364	-
Consumer Loans	-	-	-	-	1,454	1,454	-

Total	$330	$750	$1,174	$2,254	$492,576	$494,830	$-

June 30, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
				(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$-	$1,923	$387	$2,310	$117,704	$120,014	$26
Commercial	-	-	-	-	127,589	127,589	-
Multi-Family Residential	-	-	-	-	30,411	30,411	-
Land	-	-	-	-	22,127	22,127	-
Construction	-	-	-	-	27,884	27,884	-
Equity and Second Mortgage	-	-	-	-	1,587	1,587	-
Equity Lines of Credit	24	-	-	24	17,807	17,831	-
Commercial Loans	-	-	-	-	44,487	44,487	-
Consumer Loans	-	-	-	-	705	705	-

Total	$24	$1,923	$387	$2,334	$390,301	$392,635	$26

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.	Loans Receivable (Continued)

Credit Quality Indicators (Continued)
The allowance for loan losses and recorded investment in loans for the year ended June 30, 2023 and 2022 was as follows:

	Real Estate Loans
June 30, 2023	Residential	Commercial	Multi- Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,367	$1,295	$357	$305	$282	$197	$646	$2	$4,451
Charge-Offs	(41)	-	-	-	-	(26)	(170)	-	(237)
Recoveries	4	-	-	-	-	5	82	-	91
Current Provision	570	378	(129)	(31)	(28)	75	30	3	868
Ending Balances	$1,900	$1,673	$228	$274	$254	$251	$588	$5	$5,173

Evaluated for Impairment:
Individually	495	100	-	-	-	4	29	-	628
Collectively	1,405	1,573	228	274	254	247	559	5	4,545

Loans Receivable:
Ending Balances – Total	$179,579	$148,441	$28,849	$26,841	$28,035	$26,267	$55,364	$1,454	$494,830
Ending Balances:
Evaluated for Impairment:
Individually	3,043	1,654	-	-	-	69	2,339	22	7,127
Collectively	$176,536	$146,787	$28,849	$26,841	$28,035	$26,198	$53,025	$1,432	$487,703

	Real Estate Loans
June 30, 2022	Residential	Commercial	Multi- Family	Land	Construction	Other	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$894	$1,630	$346	$407	$160	$193	$489	$3	$4,122
Charge-Offs	(8)	(6)	-	-	-	(17)	-	-	(31)
Recoveries	4	-	-	-	-	20	-	-	24
Current Provision	477	(329)	11	(102)	122	1	157	(1)	336
Ending Balances	$1,367	$1,295	$357	$305	$282	$197	$646	$2	$4,451

Evaluated for Impairment:
Individually	106	129	-	-	-	-	38	-	273
Collectively	1,261	1,166	357	305	282	197	608	2	4,178

Loans Receivable:
Ending Balances – Total	$120,014	$127,589	$30,411	$22,127	$27,884	$19,418	$44,487	$705	$392,635
Ending Balances:
Evaluated for Impairment:
Individually	2,550	1,654	-	-	-	-	2,760	-	7,059
Collectively	$117,464	$125,840	$30,411	$22,127	$27,884	$19,418	$41,727	$705	$385,576

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.	Loans Receivable (Continued)

Credit Quality Indicators (Continued)
The following table’s present loans individually evaluated for impairment, segregated by class of loans, as of June 30, 2023 and 2022:

June 30, 2023	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,559	$156	$2,403	$2,559	$495	$3,644
Commercial	1,617	-	1,617	1,617	100	1,675
Multi-Family Residential	-	-	-	-	-	-
Land	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Equity and Second Mortgage	-	-	-	-	-	63
Equity Lines of Credit	-	-	-	-	-	-
Commercial Loans	2,197	37	2,160	2,197	29	2,659
Consumer Loans	-	-	-	-	-	23
Purchased Credit Impaired	754	685	69	754	4	754

Total	$7,127	$878	$6,249	$7,127	$628	$8,818

June 30, 2022	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,550	$163	$2,387	$2,550	$106	$3,032
Commercial	1,749	-	1,749	1,749	129	1,811
Multi-Family Residential	-	-	-	-	-	-
Land	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Equity and Second Mortgage	-	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-	-
Commercial Loans	2,760	212	2,548	2,760	38	2,880
Consumer Loans	-	-	-	-	-	-

Total	$7,059	$375	$6,684	$7,059	$273	$7,723

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.	Loans Receivable (Continued)

Credit Quality Indicators (Continued)
A troubled debt restructuring (“TDR”) is a restructuring of a debt made by the Company to a debtor for economic or legal reasons related to the debtor’s financial difficulties that it would not otherwise consider.  The Company grants the concession in an attempt to protect as much of its investment as possible.

Information about the Company’s TDRs is as follows (in thousands):

	June 30, 2023
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
One-to-Four Family	$-	$10	$10	$10
Commercial Loans	$-	$-	$-	$-

	June 30, 2022
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
One-to-Four Family	$-	$1,818	$1,818	$1,818
Commercial Loans	$212	$-	$212	$212

For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result, the loan is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of June 30, 2023, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.	Loans Receivable (Continued)

Credit Quality Indicators (Continued)
For each of the years ended June 30, 2023 and 2022, approximately $182,000 and $54,000, respectively, of interest was foregone on non-accrual loans.  Impaired loans consisted of non-accruing loans at June 30, 2023 and 2022, and TDRs at June 30, 2023 and 2022.  Impaired loans, segregated by class of loans, were as follows:

	2023	2022
(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,134	$2,391
Commercial	-	-
Multi-Family Residential	-	-
Land	-	-
Construction	-	-
Equity and Second Mortgage	-	-
Equity Lines of Credit	-	-
Commercial Loans	-	-
Consumer Loans	-	-

Total	$1,134	$2,391

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 4.	Accrued Interest Receivable

Accrued interest receivable at June 30, 2023 and 2022 consisted of the following:

	2023	2022
	(In Thousands)
Accrued Interest on:
Mortgage Loans	$487	$211
Other Loans	1,086	742
Investments	3	4
U.S. Treasury Notes	27	-
Municipals	33	16
Mortgage-Backed Securities	154	151

Total	$1,790	$1,124
Note 5.	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	2023	2022
	(In Thousands)

Land	$4,720	$4,570
Buildings	15,014	14,258
Equipment	3,049	2,829
Construction in Progress	196	435
Leasehold Improvements	294	-
	23,273	22,092
Accumulated Depreciation	(6,712)	(5,843)

Total	$16,561	$16,249

Depreciation expense charged against operations for the years ended June 30, 2023 and 2022 was $869,000 and $763,000, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 6.	Deposits

Deposits at June 30, 2023 and 2022 are summarized as follows:

	Weighted	Weighted
	Average	Average
	Rate at	Rate at	2023		2022
	6/30/2023	6/30/2022	Amount	Percent	Amount	Percent
			(Dollars in Thousands)

Non-Interest Bearing	0.00%	0.00%	$145,553	24.36%	$161,142	30.29%
NOW Accounts	0.36%	0.11%	65,335	10.94%	58,957	11.08%
Money Market	2.16%	0.12%	114,195	19.12%	98,627	18.54%
Passbook Savings	0.36%	0.26%	81,895	13.71%	132,981	25.00%
			406,978	68.13%	451,707	84.91%

Certificates of Deposit	3.47%	1.19%	190,383	31.87%	80,284	15.09%

Total Deposits			$597,361	100.00%	$531,991	100.00%

The composition of certificates of deposit accounts by interest rate is as follows:

	2023		2022
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

0.00% to 0.99%	$19,248	10.11%	$36,150	45.03%
1.00% to 1.99%	11,630	6.11%	28,559	35.57%
2.00% to 2.99%	14,647	7.69%	14,323	17.84%
3.00% to 3.99%	50,365	26.46%	1,252	1.56%
4.00% to 4.99%	93,037	48.87%	-	0.00%
5.00% to 5.99%	1,456	0.76%	-	0.00%

Total Deposits	$190,383	100.00%	$80,284	100.00%

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 6.	Deposits (Continued)

Maturities of certificates of deposit accounts at June 30, 2023 are scheduled as follows:

			Weighted
			Average
Year Ending June 30,	Amount	Percent	Rate
	(Dollars in Thousands)

2024	$168,176	88.34%	3.58%
2025	13,034	6.85%	3.01
2026	6,463	3.39%	2.62
2027	1,786	0.94%	0.54
2028	924	0.48%	1.25
Total	$190,383	100.00%	3.47%

Interest expense on deposits for the years ended June 30, 2023 and 2022 was as follows:

	2023	2022
	(In Thousands)

NOW and Money Market	$1,242	$165
Passbook Savings	312	393
Certificates of Deposit	2,952	1,212

Total	$4,506	$1,770

The aggregate amount of time deposits in denominations of $250,000 or more at June 30, 2023 and 2022 was $59.1 million and $26.8 million, respectively.

At June 30, 2023 and 2022, the Bank had brokered certificates of deposit totaling $3.0 million and $6.0 million, respectively.

Note 7.	Advances from Federal Home Loan Bank of Dallas

Pursuant to collateral agreements with the Federal Home Loan Bank of Dallas (FHLB), advances are secured by a blanket floating lien on first mortgage loans.  Total interest expense recognized amounted to $79,000 and $41,000 for fiscal years 2023 and 2022, respectively.

Advances at June 30, 2023 and 2022 consisted of the following:

	Advance Total
Contract Rate	2023	2022
	(In Thousands)

0.00% to 0.99%	$-	$-
1.00% to 1.99%	-	-
2.00% to 2.99%	-	-
3.00% to 3.99%	-	-
4.00% to 4.99%	-	832

Total	$-	$832

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 8.	Other Borrowings

At June 30, 2023 and 2022, the Company $10.0 million, respectively, line of credit agreement with First National Bankers Bank with the latest line maturing July 3, 2023. The credit agreement maturing on July 3, 2023 was renewed with a maturity of August 29, 2023. A new credit agreement for $11.0 million was executed on July 3, 2023, maturing August 29, 2024. The line is secured by shares of the subsidiary Bank’s common stock and bears interest at an initial rate of 8.25%, subject to change when adjustments are made to Wall Street Journal Prime.  At June 30, 2023, the line had an outstanding balance of $8.6 million.   Interest expense amounted to $494,000 and $66,000 for the years ended June 30, 2023 and 2022, respectively.

Note 9.	Commitments

Lease Commitments

The Bank leases property for two branch facilities.

Future minimum rental payments resulting from the non-cancelable term of these leases are as follows (in thousands):

Year Ending June 30,	Amount

2024	$31
2025	31
2026	31
2027	31
2028	31
Thereafter	1,330
Total	1,485
Less Imputed Interest	(619)
Present Value of Lease Liabilities	$866

Total rent expense paid under the terms of these leases for the years ended June 30, 2023 and 2022 amounted to $53,000 and $48,000, respectively.

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

	June 30, 2023	June 30, 2022
Weighted-average remaining lease term
Operating lease	35.4 years	36.4 years
Weighted-average discount rate
Operating leases	3.00%	3.00%

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 9.	Commitments (Continued)

The following table represents the consolidated statements of condition classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) on the consolidated statements of condition.

(In Thousands)		June 30, 2023	June 30, 2022
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other Assets	$829	$844
Total Lease Right-of-Use Assets		$829	$844

Lease Liabilities
Operating lease liabilities	Other Accrued Expenses and Liabilities	$866	$871
Total Lease Liabilities		$866	$871

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

The future minimum commitments for the on-line processing services are as follows (in thousands):

Year Ending June 30,	Amount
(In Thousands)

2024	$317
Total	$317

Employment Contracts
The Company and the Bank have employment contracts with a certain key employee.  These contracts provide for compensation and termination benefits.  The future minimum commitments for the employment contracts are as follows (in thousands):

Year Ending June 30,	Amount
(In Thousands)

2024	$194
2025	194
2026	194

Total	$582

Letters of Credit
At June 30, 2023, the Company had secured letters of credit in the aggregate amount of $35.0 million outstanding with the Federal Home Loan Bank, and $35.0 million expiring within one year.  These letters of credit were issued to secure public body deposits.  There were no outstanding borrowings associated with these letters of credit at June 30, 2023.

Note 10.	Income Taxes

The Company and its subsidiary file consolidated federal income tax returns.  The current provision for federal and state income taxes is calculated on pretax accounting income adjusted by items considered to be permanent differences between book and taxable income.  Income tax expense for the years ended June 30, 2023 and 2022 is summarized as follows:

	2023	2022
	(In Thousands)
Current	$1,240	$1,451
Deferred	(174)	(324)

Total	$1,066	$1,127

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 10.	Income Taxes (Continued)

The effective federal income tax rate for the years ended June 30, 2023 and 2022 was 15.75% and 18.78%, respectively.  Reconciliations of income tax expense at the statutory rate to the Company’s effective rates are as follows:

	2023	2022
	(In Thousands)

Computed at Expected Statutory Rate	$1,422	$1,182
Non-Taxable Income	(35)	(55)
Merger Expenses	107	-
Equity Compensation	(336)	-
Other	(92)	-

Provision for Income Tax Expense	$1,066	$1,127

At June 30, 2023 and 2022, temporary differences between the financial statement carrying amount and tax bases of assets that gave rise to deferred tax recognition were related to the effect of loan bad debt deduction differences for tax and book purposes, deferred stock option compensation, and supplemental employee retirement benefits.  The deferred tax expense or benefit related to securities available-for-sale has no effect on the Company’s income tax provision since it is charged or credited to the Company’s other comprehensive income or loss equity component.

The net deferred income tax asset and liability consisted of the following components at June 30, 2023 and 2022:

	2023	2022
Deferred Tax Assets	(In Thousands)

Stock Option and SERP Compensation	$195	$237
Market Value Adjustment to Available-for-Sale Securities	721	452
Tax over Book Accumulated Depreciation	(767)	(415)
Loans Receivable – Bad Debt Loss Allowance	1,086	869
Other Asset	89	-
ROU Asset	(174)	-
	1,150	1,143
Valuation Allowance	-	-

Total Deferred Tax Assets	$1,150	$1,143
Deferred Tax Liabilities

Purchase Accounting	(19)	-
Lease Liability	182	-
Total Deferred Tax Liabilities	163	-
Net Deferred Tax Asset	$1,313	$1,143

Included in retained earnings at June 30, 2023 and 2022 is approximately $3.3 million for which no deferred Federal income tax liability has been recorded. This amount consists of the total amount of bad debt reserves deducted for income tax reporting purposes prior to January 1, 1988. Under current tax law, these pre-1988 bad debt reserves are subject to recapture into taxable income if the Bank were to (a) make certain “non-dividend distributions,” which include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation or (b) cease to maintain a bank or thrift charter. The unrecorded deferred tax liability was approximately $693,000 at June 30, 2023 and 2022.

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

Effective November 15, 2004, the Bank adopted the Home Federal Bank Employees’ Savings and Profit Sharing Plan and Trust.  This plan complies with the requirements of Section 401(k) of the Internal Revenue Code.  Those eligible for this defined contribution plan must have completed twelve months of full time service and attained age 21.  For 2023, participating employees may make elective salary reduction contributions of up to $20,500 of their eligible compensation.  The Bank will contribute a basic “safe harbor” contribution of 3% of participant plan salary and will match 100% of the first 6% of plan salary elective deferrals.  The Bank is also permitted to make discretionary contributions to be allocated to participant accounts.  Pension costs, including administrative fees, attributable to the Bank’s 401(k) safe harbor plan for the years ended June 30, 2023 and 2022 were $291,000 and $245,000 respectively.

During fiscal year 2011, the Company established a Survivor Benefit Plan for the benefit of selected executives.  The purpose of the plan is to provide benefits to designated beneficiaries, if a participant dies while employed by the Company.  The plan is considered an unfunded plan for tax and ERISA purposes, and all obligations arising under the plan are payable from the general assets of the Company.  At June 30, 2023 and 2022, there were no obligations requiring accrual for this plan.

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

For the years ended June 30, 2023 and 2022, the Company recorded compensation expense totaling $44,358 and $42,817, respectively, to accrue the benefits required by the Supplemental Executive Retirement Agreement.

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

As compensation expense is incurred, the unearned ESOP shares account is reduced based on the original cost of the stock.  The difference between the cost and the average market price of shares released for allocation is applied to additional paid-in capital.  ESOP compensation expense for the years ended June 30, 2023 and 2022, was approximately $403,000 and $459,000, respectively.

The ESOP shares as of June 30, 2023 and 2022, were as follows:

	2023	2022
Allocated and Committed to be Released
Shares, Beginning of Year	272,612	250,566
Shares Allocated and Committed to be Released
During the Year	22,046	22,046
Shares Distributed During the Year	(15,934)	-
Shares Purchased During the Year	5,069	-
Unallocated and Unreleased Shares, as of Year End	103,099	125,145

Total ESOP Shares	386,892	397,757

Fair Value of Unreleased Shares (In Thousands)	$1,448	$2,460

Stock Price	$14.04	$19.66

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 13.	Stock-Based Compensation

Stock Option Plans
On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the 2005 Option Plan) for the benefit of directors, officers, and other employees.  The aggregate number of shares of common stock reserved for issuance under the Option Plan totaled 317,736 (as adjusted).  Both incentive stock options and non-qualified stock options may be granted under the plan.  The 2005 Stock Option Plan terminated on June 8, 2015, however the 4,266 outstanding stock options as of June 30, 2023 will remain in effect for the remainder of their original ten year terms.

On December 23, 2011, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan (the 2011 Option Plan, together with the 2005 Option Plan, the Option Plan) for the benefit of directors, officers, and other employees. The aggregate number of shares of common stock reserved for issuance under the 2011 Option Plan totaled 389,044 (as adjusted). The 2011 Option Plan terminated on December 23, 2021, however, the 49,356 outstanding options as of June 30, 2023 will remain in effect for the remainder of their original ten year term.

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

On November 13, 2019, the shareholders of the Company approved the adoption of the Company’s 2019 Stock Incentive Plan which provides for a total of 250,000 shares (as adjusted) reserved for future issuance as stock awards or stock options. No more than 62,500 (as adjusted) shares, or 25%, may be granted as stock awards.  The balance of the plan is reserved for stock option awards.  On November 11, 2020, the Company granted a total of 62,500 (as adjusted) plan share awards and 187,500 (as adjusted) stock options to directors, officers and other key employees vesting ratably over five years. The Stock Incentive Plans costs are recognized over the five year vesting period.  As of June 30, 2023, there are 1,600 plan share awards and 23,000 stock options available for future grants under the Stock Incentive Plans.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 13.	Stock-Based Compensation (Continued)
Share Awards
Following is a summary of the status of the share awards outstanding under the Stock Incentive Plans during the fiscal years ended June 30, 2023 and 2022 (split adjusted):

	Awarded Shares
	2023	2022

Balance - Beginning of Year	51,600	66,100
Granted	-	-
Forfeited	(400)	(1,200)
Earned and Issued	(13,300)	(13,300)

Balance - End of Year	37,900	51,600

Compensation expense pertaining to the share awards under the Stock Incentive Plans was approximately $123,000 and $117,000 for the years ended June 30, 2023 and 2022, respectively.

Stock Options
Following is a summary of the status of the options outstanding under the Option Plan and Stock Incentive Plan during the fiscal years ended June 30, 2023 and 2022 (split adjusted):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Shares	Price	Term	Value
Outstanding at June 30, 2022	396,322	$11.58	5.68	$3,201,824
Granted	8,000	19.64
Exercised	(30,406)	10.79
Forfeited	(9,000)	18.87

Outstanding at June 30, 2023	364,916	$11.64		$4,249,099

Options Exercisable at June 30, 2023	250,616	$11.52		$2,886,715

Outstanding at June 30, 2021	655,022	$10.11	4.45	$6,153,690
Granted	-	-
Exercised	(249,700)	7.56
Forfeited	(9,000)	15.63

Outstanding at June 30, 2022	396,322	$11.58	5.68	$3,201,824

Options Exercisable at June 30, 2022	239,122	$11.28	3.97	$2,002,808

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 13.	Stock-Based Compensation (Continued)

Stock Options (Continued)

The fair value of each option granted is estimated on the grant date using the Black-Scholes model.  The following assumptions were made in estimating fair value.

	2014 Stock	2014 Stock	2019 Stock	2014 Stock
	Incentive Plan	Incentive Plan	Incentive Plan	Incentive Plan
	August 15, 2022	July 21, 2022	November 11, 2020	February 5, 2019
Dividend Yield	2.40%	2.49%	2.78%	1.79%
Expected Term	10 years	10 years	10 years	10 years
Risk-Free Interest Rate	2.79%	2.91%	0.98%	2.71%
Expected Life	10 years	10 years	10 years	10 years
Expected Volatility (1)	33.94%	34.01%	25.56%	16.17%
(1) Weekly volatility is annualized by multiplying by the square root of 52.

A summary of the status of the Company’s nonvested options as of June 30, 2023 and changes during the year ended June 30, 2023 is as follows (split adjusted):

		Weighted
	Number of	Average
	Shares	Exercise Price
Nonvested at June 30, 2022	157,200	$12.03
Vested	(41,900)	12.33
Granted	8,000	19.64
Forfeited	(9,000)	18.87
Nonvested at June 30, 2023	114,300	$11.92

For the years ended June 30, 2023 and 2022, compensation expense charged to operations for stock options granted under the Stock Incentive Plans was $95,000 and $95,000, respectively.

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

No material gains or losses are anticipated as a result of these transactions.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 14.	Off-Balance Sheet Activities (Continued)

At June 30, 2023 and 2022, the following financial instruments were outstanding:

	Contract Amount
	2023	2022
	(In Thousands)
Commitments to Grant Loans	$13,277	$11,365
Unfunded Commitments Under Lines of Credit	76,500	60,487
	$89,777	$71,852

Fixed Rate Loans (5.00% - 9.00% in 2023; 3.50% - 5.00 % in 2022)	$89,777	$71,852
Variable Rate Loans (5.00% - 6.00% in 2023 and 3.50% - 4.50% in 2022)	-	-
	$89,777	$71,852

Cash Deposits
The Company periodically maintains cash balances in financial institutions that are in excess of insured amounts.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.  At June 30, 2023, we had $7.2 million in cash deposits over the insured limit of $250,000.

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

Other Credit Concentrations
The Bank has purchased, with recourse from the seller, loans from third-party mortgage originators.  These loans are serviced by these entities.  At both June 30, 2023 and June 30, 2022, the balance of the loans outstanding being serviced by these entities was $0.01 million.

Interest Rate Floors and Caps
The Bank writes interest rate floors and caps into its variable rate mortgage loan contracts and loan servicing agreements in an attempt to manage its interest rate exposure.  Such floors and caps enable customers to transfer, modify, or reduce their interest rate risk, which, in turn, creates an off-balance sheet market risk to the Bank.  At June 30, 2023, the Bank’s loan portfolio contained approximately $20.9 million of loans in which the loan contracts or servicing agreements possessed interest rate floors and caps.

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

An analysis of the activity in loans made to such borrowers (both direct and indirect), including lines of credit, is summarized as follows for the years ended June 30, 2023 and 2022:

	2023	2022
	(In Thousands)

Balance – Beginning of Year	$4,213	$4,692
Additions	795	668
Principal Payments	(610)	(1,147)

Balance – End of Year	$4,398	$4,213

Deposits from related parties held by the Bank at June 30, 2023 and 2022 amounted to $4.0 million and $3.6 million, respectively.

Note 16.	Regulatory Matters

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

The Bank is required to maintain minimum capital ratios under OCC regulatory guidelines in order to ensure capital adequacy.  Management believes, as of June 30, 2023 and 2022, that the Bank met all OCC capital adequacy requirements to which it is subject.

As of June 30, 2023, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum capital ratios, which are different than those required to meet OCC capital adequacy requirements.

There are no conditions or events since that notification that management believes may have changed the Bank’s category.  The Bank was also classified as well capitalized at June 30, 2022.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 16.	Regulatory Matters (Continued)

The Bank’s actual and required capital amounts and ratios for OCC regulatory capital adequacy purposes are presented below as of June 30, 2023 and 2022:

				Required for Capital
		Actual		Adequacy Purposes
		Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
June 30, 2023
Core Capital	(1)	$57,281	8.69%	$19,783	3.00%
Common Equity Tier 1	(2)	57,281	12.79	29,675	4.50
Tangible Capital	(1)	57,281	8.69	9,892	1.50
Total Risk-Based Capital	(2)	62,454	13.95	35,817	8.00

June 30, 2022
Core Capital	(1)	$56,035	9.65%	$17,428	3.00%
Common Equity Tier 1	(2)	56,035	14.47	26,142	4.50
Tangible Capital	(1)	56,035	9.65	8,714	1.50
Total Risk-Based Capital	(2)	60,486	15.62	30,976	8.00
_________________________
(1) Amounts and Ratios to Adjusted Total Assets
(2) Amounts and Ratios to Total Risk-Weighted Assets

The Bank’s actual and required capital amounts and ratios to be well capitalized under prompt corrective action provisions are presented below as of June 30, 2023 and 2022:

				Required to be
		Actual		Well Capitalized
		Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
June 30, 2023
Tier 1 Leverage Capital	(1)	$57,281	8.69%	$32,972	5.00%
Common Equity Tier 1	(2)	57,281	12.79	42,864	6.50
Tier 1 Risk-Based Capital	(2)	57,281	12.79	52,755	8.00
Total Risk-Based Capital	(2)	62,454	13.95	44,771	10.00

June 30, 2022
Tier 1 Leverage Capital	(1)	$56,035	9.65%	$29,046	5.00%
Common Equity Tier 1	(2)	56,035	14.47	37,760	6.50
Tier 1 Risk-Based Capital	(2)	56,035	14.47	46,474	8.00
Total Risk-Based Capital	(2)	60,486	15.62	38,720	10.00
__________________________
(1) Amounts and Ratios to Adjusted Total Assets
(2) Amounts and Ratios to Total Risk-Weighted Assets

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 16.	Regulatory Matters (Continued)

The actual and required capital amounts and ratios applicable to the Bank for the years ended June 30, 2023 and 2022 are presented in the following tables, including a reconciliation of capital under generally accepted accounting principles to such amounts reported for regulatory purposes (Non-GAAP):

			Minimum for Capital
	Actual		Adequacy Purposes
June 30, 2023	Ratio	Amount	Ratio	Amount
	(Dollars in Thousands)

Total Equity, and Ratio to Average Total Assets	8.92%	$58,802
Investments in and Advances to
Nonincludable Subsidiaries		(118)
Unrealized Gains on Securities Available-for-Sale		2,654
Goodwill		(2,670)
Intangible Assets		(1,387)
Non-significant investments Capital Stock		-
Tangible Capital, and Ratio to Adjusted Total Assets	8.69%	$57,281	1.50%	$9,892
Tier 1 (Core) Capital, and Ratio to Adjusted Total Assets	8.69%	$57,281	3.00%	19,783
Tier 1 (Core) Capital, and Ratio to Risk-Weighted Assets	12.79%	57,281	4.50%	29,675
Allowance for Loan Losses		5,173
Excess Allowance for Loan Losses		-
Total Risk-Based Capital, and Ratio to Risk-Weighted Assets	13.95%	$62,454	8.00%	$35,817
Average Total Assets		$663,615
Adjusted Total Assets		$659,440
Risk-Weighted Assets		$447,713

			Minimum for Capital
	Actual		Adequacy Purposes
June 30, 2022	Ratio	Amount	Ratio	Amount
	(Dollars in Thousands)

Total Equity, and Ratio to Average Total Assets	9.37%	$54,454
Investments in and Advances to
Nonincludable Subsidiaries		(118)
Unrealized Gains on Securities Available-for-Sale		1,699
Non-significant investments Capital Stock		-
Tangible Capital, and Ratio to Adjusted Total Assets	9.65%	$56,035	1.50%	$8,714
Tier 1 (Core) Capital, and Ratio to Adjusted Total Assets	9.65%	$56,035	3.00%	17,428
Tier 1 (Core) Capital, and Ratio to Risk-Weighted Assets	14.47%	56,035	4.50%	26,142
Allowance for Loan Losses		4,451
Excess Allowance for Loan Losses		-
Total Risk-Based Capital, and Ratio to Risk-Weighted Assets	15.62%	$60,486	8.00%	$30,976
Average Total Assets		$581,047
Adjusted Total Assets		$580,929
Risk-Weighted Assets		$387,195

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 17.	Restrictions on Dividends

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
For the years ended June 30, 2023 and 2022, the Bank paid a total of $11.4 million and $3.5 million, respectively, in cash dividends to the Company.  At June 30, 2023, the Bank’s retained net income for the calendar years ended December 31, 2022 and 2021 and six months ended June 30, 2023, less the dividends declared and paid during those periods, totaled $1.8 million.

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

Other Real Estate Owned
Other real estate owned, which is obtained through the foreclosure process, is valued utilizing the appraised collateral value. Collateral values are estimated using level II inputs based on observable market data or Level III inputs based on customized discounting criteria.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 18.	Fair Value Disclosures (Continued)

At June 30, 2023 and 2022, the carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	2023		2022
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$24,765	$24,765	$64,078	$64,078
Debt Securities Available-for-Sale	39,551	39,551	28,099	28,099
Securities Held-to-Maturity	74,423	61,222	79,950	69,513
Loans Held-for-Sale	4	4	3,978	3,978
Loans Receivable, Net	489,493	444,117	387,873	369,728

Financial Liabilities
Deposits	$597,361	$481,055	$531,991	$490,789
Advances from FHLB	-	-	832	844
Other Borrowings	8,550	8,550	2,350	2,350

Off-Balance Sheet Items
Mortgage Loan Commitments	$13,277	$13,277	$11,365	$11,365

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

Fair values of assets and liabilities measured on a recurring basis at June 30, 2023 and 2022 are as follows:

	Fair Value Measurements
June 30, 2023	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale Debt Securities
FHLMC	$-	$11,156	$-	$11,156
FNMA	-	13,714	-	13,714
GNMA	-	3,764	-	3,764
US Treasury Notes	-	9,841	-	9,841
Municipal Bonds	-	1,076	-	1,076

Total	$-	$39,551	$-	$39,551

	Fair Value Measurements
June 30, 2022	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale Debt Securities
FHLMC	$-	$7,032	$-	$7,032
FNMA	-	16,686	-	16,686
GNMA	-	4,381	-	4,381

Total	$-	$28,099	$-	$28,099

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 18.	Fair Value Disclosures (Continued)

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at June 30, 2023 or 2022.

The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis at June 30, 2023 and 2022.

	Fair Value Measurements
June 30, 2023	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans,
Net of Allowance	$-	$-	$701	$701
Other Real Estate Owned,
Net of Allowance	-	-	330	330

Total	$-	$-	$1,031	$1,031

	Fair Value Measurements
June 30, 2022	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans,
Net of Allowance	$-	$-	$2,289	$2,289

Total	$-	$-	$2,289	$2,289
Note 19.	Earnings Per Common Share

The following table presents the components of average outstanding common shares for the years ended June 30, 2023 and 2022.

	2023	2022

Average Common Shares Issued	3,136,906	3,389,537
Average Unearned ESOP Shares	(116,158)	(139,217)

Weighted Average Number of Common Shares Used in Basic EPS	3,020,748	3,250,320

Effect of Dilutive Securities Stock Options	132,137	214,527

Weighted Average Number of Common Shares and Dilutive Potential Common Shares Used in Dilutive EPS	3,152,885	3,464,847

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in GAAP.  For the years ended June 30, 2023 and 2022, there were outstanding options to purchase 386,171 and 396,322 shares, respectively, at a weighted average share price of $11.82 per share for 2023 and $11.58 per share for 2022.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 20.	Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company has determined there have been no subsequent events that have occurred after June 30, 2023, through the date of the financial statements, that would require disclosure of have an adverse impact on financial statements.

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
All of the Company’s revenue from contracts with customers in-scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment. The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended June 30, 2023 and 2022:

	At or For the Year Ended June 30,
	2023	2022
	(In Thousands)
Noninterest Income
In-scope of Topic 606:
Debit card interchange fees	$599	$456
ATM surcharge income	92	91
Fees from non-sufficient funds	786	600
Noninterest Income (in-scope of Topic 606)	1,477	1,147
Noninterest Income (out-of-scope of Topic 606)	622	2,329
Total Noninterest Income	$2,099	$3,476

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 21.	Revenue Recognition (Continued)

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

Note 22.	Acquisition Activity

On February 1, 2023, the Company completed the acquisition of Northwest Bancshares Corporation (“NWB”), the former holding company of First National Bank of Benton (“FNBB”). Shareholders of NWB received $128.16 in cash for each share of NWB common stock they held yielding an aggregate purchase price of $10.2 million.

The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). In accordance with ASC 805, the Company recorded goodwill totaling $3.0 million from the acquisition as a result of consideration transferred over net assets acquired. Both the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values. Identifiable intangible assets, including core deposit intangible assets, were recorded at fair value.

The fair value estimates of the NWB assets and liabilities are preliminary and require management to make estimates about discount rates, expected cash flows, market conditions, and other future events that are highly subjective in nature and are subject to refinement for a one year period after the date of the acquisition. Under current accounting principles, the Company’s estimates of fair values may be adjusted for a period of up to one year from the acquisition date if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. No adjustments to the acquisition date fair values were made during the period.

Pro forma tables for FNBB were impractical to include due to the cost versus benefit of including such disclosures and the immateriality of such information.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 22.	Acquisition Activity (Continued)

The assets acquired and liabilities assumed, as well as the adjustments to record the assets and liabilities at fair value, are presented in the following table as of February 1, 2023.

(dollars in thousands)	As Acquired	Fair Value Adjustment		As recorded by Home Federal Bancorp
Assets
Cash and cash equivalents	$13,255	$-		$13,255
Investment securities	14,862	-		14,862
Loans	54,949	(829)	(a)	54,120
Office properties and equipment, net	17	668	(b)	685
Core deposit intangible	-	1,510	(c)	1,510
Other assets	310	(343)		(33)
Total assets acquired	$83,393	$1,006		$84,399

Liabilities
Noninterest-bearing deposits	$18,121	-		$18,121
Interest-bearing deposits	57,540	(197)	(d)	57,343
Other liabilities	1,681	-		1,681
Total liabilities assumed	$77,342	$(197)		$77,145
Excess of assets acquired over liabilities assumed				7,254
Cash consideration paid				(10,244)
Total goodwill recorded				$2,990

(a)	The adjustment to reflect the fair value of loans includes:

•	Preliminary adjustment of $727,000 to reflect the removal of FNBB’s allowance for loan losses at the acquisition date, in accordance with ASC 805.
•
Preliminary net discount of $772,000 for all purchased credit impaired loans that were determined to be within the scope of ASC 310-30, which totaled $4.3 million. The acquired loan balance was reduced by the net amount of the credit and interest adjustments in determining the fair value of the loans.

•
Preliminary net discount of $785,000 for all performing loans were determined not to be within the scope of ASC 310-30, which totaled $51.6 million. The acquired loan balance was reduced by the net amount of the credit  and interest adjustments in determining the fair value of the loans.

(b)	The adjustment represents the appraisal of the FNBB office property to its estimated fair value at the acquisition date.

(c)	The adjustment represents the value of the core deposit base assumed in the acquisition. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on a straight line basis over the estimated life of the deposit base of 10 years.

(d)	The adjustment represents the fair value of certificates of deposit acquired based on current interest rates for similar instruments. The adjustment will be recognized using a level yield amortization method based on maturities of the deposit liabilities.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 23.	Parent Company Financial Statements

Financial information pertaining only to Home Federal Bancorp, Inc. of Louisiana as of June 30, 2023 and 2022 is as follows:

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Balance Sheets
June 30, 2023 and 2022

	June 30,
	2023	2022
	(In Thousands)
Assets
Cash and Cash Equivalents	$243	$83
Investment in Subsidiary	58,802	54,454
Other Assets	305	255

Total Assets	$59,350	$54,792

Liabilities and Stockholders’ Equity
Borrowings	$8,550	$2,350
Other Liabilities	258	95
Stockholders’ Equity	50,542	52,347

Total Liabilities and Stockholders’ Equity	$59,350	$54,792

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Statements of Operations
For the Years Ended June 30, 2023 and 2022

	For the Years Ended June 30,
	2023	2022
	(In Thousands)

Equity in Undistributed Earnings of Subsidiary	$6,458	$5,258
Interest Income	12	49

Total Income	6,470	5,307

Operating Expenses	473	470
Interest Expense	494	66

Total Expense	967	536

Income Before Income Tax Benefit	5,503	4,771
Income Tax Benefit	(201)	(102)

Net Income	$5,704	$4,873

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 23.	Parent Company Financial Statements (Continued)

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Statements of Cash Flows
For the Years Ended June 30, 2023 and 2022

	For the Years Ended June 30,
	2023	2022
	(In Thousands)
Operating Activities
Net Income	$5,704	$4,873
Adjustments to Reconcile Net Income to Net
Cash Used in Operating Activities
Equity in Undistributed Earnings of Subsidiary	(6,458)	(5,258)
(Decrease) in Other Assets	(50)	(21)
Increase in Other Liabilities	163	38

Net Cash Used in Operating Activities	(641)	(368)

Investing Activities
Net Cash Paid in Acquisition	(10,244)	-

Net Cash used in Investing Activities	(10,244)	-

Financing Activities
Distribution from Subsidiary	11,400	3,500
Proceeds from Stock Options Exercised	328	1,889
Proceeds of Borrowings	6,200	3,150
Repayment of Borrowings	-	(3,200)
Proceeds Received from Subsidiary on Stock Compensation Programs	620	671
Company Stock Purchased	(5,963)	(4,484)
Dividends Paid	(1,540)	(1,353)

Net Cash Provided by Financing Activities	11,045	173

Decrease in Cash and Cash Equivalents	160	(195)
Cash and Cash Equivalents, Beginning of Year	83	278

Cash and Cash Equivalents, End of Year	$243	$83

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2023.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required herein is incorporated by reference from the sections captioned “Information with Respect to Nominees for Director, Continuing Directors, and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Delinquent Section 16(a) Reports” in the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2023 (“Proxy Statement”).

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

Item 11. Executive Compensation

The information required herein is incorporated by reference from the section captioned “Management Compensation” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management. The information required herein is incorporated by reference from the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2023.

Equity Compensation Plan Information. The following table provides information as of June 30, 2023 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2005 and 2011 Stock Option Plans, and 2014 and 2019 Stock Incentive Plans, all of which were approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	402,816	$11.82	24,600
Equity compensation plans not approved by security holders	--	--	--

Total	402,816	$11.82	24,600

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required herein is incorporated by reference from the section captioned “Indebtedness of Management and Related Party Transactions” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2023.

Item 14. Principal Accountant Fees and Services

The information required herein is incorporated by reference from the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2023.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) The following documents are filed as part of this report and are incorporated herein by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm (FORVIS, LLP, PCAOB Firm ID 686)

Consolidated Balance Sheets as of June 30, 2023 and 2022
Consolidated Statements of Operations for the Years Ended June 30, 2023 and 2022
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2023 and 2022
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2023 and 2022
Consolidated Statements of Cash Flows for the Years Ended June 30, 2023 and 2022

Notes to Consolidated Financial Statements

The following exhibits are filed as part of the Form 10-K, and this list includes the Exhibit Index:

No.	Description	Location
3.1	Articles of Incorporation of Home Federal Bancorp, Inc. of Louisiana	(1)
3.2	Bylaws of Home Federal Bancorp, Inc. of Louisiana	(1)
4.1	Form of Stock Certificate of Home Federal Bancorp, Inc. of Louisiana	(1)
4.2	Description of Securities	(2)
10.1	Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan*	(3)
10.2	Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan*	(4)
10.3	Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement*	(4)
10.4	Amended and Restated Employment Agreement between Home Federal Bank and James R. Barlow, dated as of December 27, 2012*	(5)
10.5	Employment Agreement between Home Federal Bancorp, Inc. of Louisiana and James R. Barlow, dated as of December 27, 2012*	(5)
10.6	Supplemental Executive Retirement Agreement between Home Federal Bank and Daniel R. Herndon, dated as of December 27, 2012*	(5)
10.7	Letter Agreement between Home Federal Bank and Adalberto Cantu, Jr., dated as of February 6, 2013*	(6)
10.8	Letter Agreement by and among Home Federal Bank, Home Federal Bancorp, Inc. of Louisiana and Glen W. Brown accepted as of April 9, 2014*	(7)
10.9	Home Federal Bancorp. Inc. of Louisiana 2014 Stock Incentive Plan*	(8)
10.10	Home Federal Bank 2016 Loan Officer Incentive Compensation Plan*	(9)
10.11	Supplemental Executive Retirement Agreement between Home Federal Bank and James R. Barlow, dated as of December 13, 2017*	(10)
10.12	Separation Agreement by and among Home Federal Bancorp, Inc. of Louisiana, Home Federal Bank and Daniel R. Herndon*	(11)
10.13	Home Federal Bancorp, Inc. of Louisiana 2019 Stock Incentive Plan*	(12)
23.0	Consent of FORVIS, LLP	Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	Filed Herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed Herewith
32.0	Section 1350 Certifications	Filed Herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.	Filed Herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed Herewith

(Footnotes on following page)

*	Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on September 3, 2010 (File No. 333-169230).
(2)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K filed with the SEC on September 29, 2020 (File No. 001-35019).
(3)	Incorporated herein by reference from the Company’s Definitive Schedule 14A filed with the SEC on June 29, 2005 (File No. 000-51117).
(4)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on December 23, 2011 filed with the SEC on October 28, 2011 (File No. 001-35019).
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2012 (File No. 001-35019).
(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2013 (File No. 001-35019).
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2014 (File No. 001-35019).
(8)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on November 12, 2014 (File No. 001-35019).
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2016 (File No. 001-35019).
(10)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2017 (File No. 001-35019).
(11)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2019 (File No. 001-35019).
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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: October 2, 2023	By:	/s/ James R. Barlow
James R. Barlow
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James R. Barlow
James R. Barlow	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	October 2, 2023

/s/ Glen W. Brown
Glen W. Brown	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	October 2, 2023

/s/ Walter T. Colquitt, III
Walter T. Colquitt, III	Director	October 2, 2023

/s/ Scott D. Lawrence
Scott D. Lawrence	Director	October 2, 2023

/s/ Mark M. Harrison
Mark M. Harrison	Director	October 2, 2023

/s/ Thomas Steen Trawick, Jr.
Thomas Steen Trawick, Jr.	Director	October 2, 2023

/s/ Timothy W. Wilhite, Esq.
Timothy W. Wilhite, Esq.	Director	October 2, 2023