Form 10-Q
period 2023-09-30
Home Federal Bancorp, Inc. of Louisiana
filed 2023-11-13
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)
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

Shares of common stock, par value $0.01 per share, outstanding as of November 9, 2023: The registrant had 3,133,351 shares of common stock outstanding.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION September 30, 2023 (Unaudited) June 30, 2023 (Audited) (In thousands except share and per share data)

	September 30, 2023	June 30, 2023
	(Unaudited)	(Audited)
ASSETS

Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $1,557 and $22,215 September 30, 2023 and June 30, 2023, Respectively)	$8,878	$24,765
Securities Available-for-Sale (amortized cost September 30, 2023: $44,736; June 30, 2023: $42,910, Respectively)	40,409	39,551
Securities Held-to-Maturity (fair value September 30, 2023: $57,557; June 30, 2023: $61,222, Respectively)	72,806	74,423
Loans Held-for-Sale	589	4
Loans Receivable, Net of Allowance for Credit Losses (September 30, 2023: $5,102; June 30, 2023: $5,173, Respectively)	506,599	489,493
Accrued Interest Receivable	1,907	1,790
Premises and Equipment, Net	16,978	16,561
Bank Owned Life Insurance	6,725	6,700
Goodwill	2,990	2,990
Core Deposit Intangible	1,439	1,533
Deferred Tax Asset	1,460	1,313
Real Estate Owned	561	368
Other Assets	1,261	1,424

Total Assets	$662,602	$660,915

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$146,057	$145,553
Interest-bearing	446,448	451,808
Total Deposits	592,505	597,361
Advances from Borrowers for Taxes and Insurance	715	554
Short-term Federal Home Loan Bank Advances	4,600	-
Other Borrowings	8,850	8,550
Other Accrued Expenses and Liabilities	5,459	3,908

Total Liabilities	612,129	610,373

STOCKHOLDERS’ EQUITY

Preferred Stock - $0.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	-	-
Common Stock - $0.01 Par Value; 40,000,000 Shares Authorized: 3,133,351 Shares Issued and Outstanding at September 30, 2023 and June 30, 2023	31	31
Additional Paid-in Capital	41,057	40,981
Unearned ESOP Stock	(495)	(523)
Retained Earnings	13,346	12,707
Accumulated Other Comprehensive Loss	(3,466)	(2,654)

Total Stockholders’ Equity	50,473	50,542

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$662,602	$660,915

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands except share and per share data)
	Three Months Ended September 30,
	2023	2022

INTEREST INCOME
Loans, including fees	$7,274	$5,028
Investment securities	150	2
Mortgage-backed securities	473	489
Other interest-earning assets	177	262
Total interest income	8,074	5,781
INTEREST EXPENSE
Deposits	2,592	400
Federal Home Loan Bank borrowings	15	10
Other bank borrowings	183	66
Total interest expense	2,790	476
Net interest income	5,284	5,305

PROVISION FOR CREDIT LOSSES	-	418
Net interest income after provision for credit losses	5,284	4,887

NON-INTEREST INCOME
Gain on sale of loans	38	175
Loss on sale of real estate and fixed assets	(34)	-
Income on bank owned life insurance	26	26
Service charges on deposit accounts	391	335
Other income	13	10

Total non-interest income	434	546

NON-INTEREST EXPENSE
Compensation and benefits	2,356	2,282
Occupancy and equipment	549	501
Data processing	245	181
Audit and examination fees	102	75
Franchise and bank shares tax	156	119
Advertising	143	74
Professional fees	160	126
Loan and collection	60	52
Amortization core deposit intangible	94	-
Deposit insurance premium	91	47
Other expenses	232	296

Total non-interest expense	4,188	3,753

Income before income taxes	1,530	1,680
PROVISION FOR INCOME TAX EXPENSE	310	9

NET INCOME	$1,220	$1,671

EARNINGS PER SHARE
Basic	$0.40	$0.55
Diluted	$0.39	$0.52

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	For the Three Months Ended September 30,
	2023	2022
	(In Thousands)

Net Income	$1,220	$1,671

Other Comprehensive Loss, Net of Tax
Investment securities available-for-sale:
Net unrealized losses	(1,028)	(1,109)
Income tax effect	216	231
Other Comprehensive Loss	(812)	(878)
Total Comprehensive Income	$408	$793

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited)
	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
			(In Thousands)
BALANCE – June 30, 2022	$34	$40,145	$(639)	$14,506	$(1,699)	$52,347

Net Income	-	-	-	1,671	-	1,671

Changes in Unrealized Loss on Securities Available-for-Sale, Net of Tax Effects	-	-	-	-	(878)	(878)

Stock Options Vested	-	26	-	-	-	26

Common Stock Issuance for Stock Option Exercises	-	147	-	-	-	147

ESOP Compensation Earned	-	82	29	-	-	111

Company Stock Purchased	(3)	-	-	(5,889)	-	(5,892)

Dividends Declared ($0.12 per share)	-	-	-	(407)	-	(407)

BALANCE – September 30, 2022	$31	$40,400	$(610)	$9,881	$(2,577)	$47,125

BALANCE – June 30, 2023	$31	$40,981	$(523)	$12,707	$(2,654)	$50,542

Cumulative Effect of Change in Accounting Principle - ASU 2016-13	-	-	-	(189)	-	(189)

Net Income	-	-	-	1,220	-	1,220

Changes in Unrealized Loss on Securities Available-for-Sale, Net of Tax Effects	-	-	-	-	(812)	(812)

Stock Options Vested	-	23	-	-	-	23

ESOP Compensation Earned	-	53	28	-	-	81

Dividends Declared ($0.13 per share)	-	-	-	(392)	-	(392)

BALANCE – September 30, 2023	$31	$41,057	$(495)	$13,346	$(3,466)	$50,473

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	September 30,
	2023	2022
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,220	$1,671
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Gain on Sale of Loans	(38)	(175)
Net Amortization and Accretion on Securities	107	3
Amortization of Deferred Loan Fees	(33)	(194)
Amortization of Purchased Loans	(419)	-
Provision for Credit Losses	-	418
Depreciation of Premises and Equipment	224	218
Loss on Sales of Real Estate and Fixed Assets	34	-
ESOP Compensation Expense	81	111
Stock Option Expense	23	26
Deferred Income Tax Benefit	(147)	(323)
Federal Home Loan Bank Stock Dividend	17	1
Share Awards Expense	28	31
Increase in Cash Surrender Value on Bank Owned Life Insurance	(26)	(26)
Bad Debt Recovery	362	1
Loans Held-for-Sale – Originations and Purchases	(1,807)	(9,932)
Loans Held-for-Sale – Sale and Principal Repayments	1,222	12,097
Changes in Assets and Liabilities:
Accrued Interest Receivable	(117)	(126)
Other Operating Assets	163	103
Other Operating Liabilities	1,551	431

Net Cash Provided by Operating Activities	2,445	4,335

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(17,659)	(18,717)
Deferred Loan Fees Collected	16	93
Acquisition of Premises and Equipment	(656)	(106)
Proceeds from Sale of Real Estate and Fixed Assets	276	-
Improvements to Real Estate Owned Prior to Disposition	(38)	-
Activity in Available-for-Sale Securities:
Principal Payments on Securities	952	1,610
Purchase of Municipals	-	(570)
Purchase of Mortgage-Backed Securities	(2,667)	(4,806)
Purchase of US Treasury Notes	-	-
Activity in Held-to-Maturity Securities:
Purchase of Securities	-	-
Purchases of FHLB Stock	-	-
Principal Payments on Mortgage-Backed Securities	1,631	1,870

Net Cash Used in Investing Activities	(18,145)	(20,626)

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
	September 30,
	2023	2022
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits	$(4,856)	$(8,231)
Proceeds from Advances from Federal Home Loan Bank	77,100	-
Repayments of Advances from Federal Home Loan Bank	(72,500)	(9)
Dividends Paid	(392)	(407)
Company Stock Purchased	-	(5,892)
Net Increase in Advances from Borrowers for Taxes and Insurance	161	136
Proceeds from Other Bank Borrowings	300	4,000
Proceeds from Stock Options Exercised	-	147

Net Cash Used in Financing Activities	(187)	(10,256)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,887)	(26,547)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$24,765	$64,078

CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,878	$37,531

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$2,772	$468
Market Value Adjustment for Loss on Securities Available-for-Sale	(812)	(1,109)
Transfer from Loans to Other Real Estate Owned	465	93

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (“Home Federal Bank” or the “Bank”). These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 2023 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2024.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the statement of financial condition date for potential recognition in the consolidated financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the statement of financial condition date are recognized in the consolidated financial statements as of September 30, 2023.  In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred through the date these consolidated financial statements were issued.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Statements of Financial Condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for credit losses.

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank’s customers by ten full-service banking offices and home office, located in Caddo, Bossier and Webster Parishes, Louisiana. The area served by the Bank is primarily the Shreveport-Bossier City-Minden combined statistical area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of September 30, 2023, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, balances due from banks, and federal funds sold, all of which mature within ninety days.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.          Summary of Accounting Policies (continued)
Securities

The discussion that follows describes the methodology for determining the allowance for credit loss (“ACL”) for investments under the ASU 2016-13 model that was adopted effective July 1, 2023. The allowance methodology for prior periods is disclosed in the Company’s 2023 Annual Report on Form 10-K.

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

The Company held no trading securities as of September 30, 2023 and June 30, 2023.

Purchase premiums and discounts are recognized in interest income using the interest method over the term of the securities. Securities are periodically reviewed for impairment. For debt securities in an unrealized loss position, the Company evaluates  the securities to determine whether the decline is in the fair value below amortized cost basis (impairment) is due to credit or non-credit related factors.  Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes.  For available for sale investments, credit related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds to the fair value, with a corresponding adjustment to earnings. For held to maturity investments, credit related impairment is recognized as an ACL on the balance sheet, for the entire amount of credit loss, with a corresponding adjustment to earnings.   Both the ACL and the adjustment to net income may be reversed if conditions change.  However, if the Company intends to sell an impaired available for sale security, or more likely than not will be required to sell such security before recovering the amortized cost basis, the entire impairment amount must be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis.  Because the security’s amortized cost basis is adjusted to fair value, there is no ACL is such situation.  Accrued interest is receivable is excluded from the estimate of credit losses.

In evaluating securities in unrealized loss positions, for impairment and the criteria regarding intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by federal governments or its agencies, whether downgrades  by bond rating agencies have occurred, and the results of reviews of the issuer’s financial conditions, among other factors.

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.          Summary of Accounting Policies (continued)
Loans

Loans receivable are stated as unpaid principal balances less allowance for credit losses (“ACL”) and unamortized deferred loan fees. Net nonrefundable fees (loan origination fees, commitment fees, discount points) and costs associated with lending activities are being deferred and subsequently amortized into income as an adjustment of yield on the related interest earning assets using the interest method. Interest income on contractual loans receivable is recognized on the accrual method. Unearned discount on property improvement and automobile loans is deferred and amortized on the interest method over the life of the loan.

Allowance for Credit Losses

The discussion that follows describes the methodology for determining the ACL under the new current expected credit loss (“CECL”) model that was implemented effective July 1, 2023 in accordance with ASU No. 2016-13 and subsequent ASUs issued to amend ASC Topic 326. The allowance methodology for prior periods is disclosed in the Company’s 2023 Annual Report on Form 10-K.

The Company has elected to exclude accrued interest receivable from the measurement of its ACL. When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income.

The ACL for loans is an estimate of the expected losses to be realized over the life of the loans in the portfolio. The ACL is determined for two distinct categories of loans: 1) loans evaluated collectively for expected credit losses and 2) loans evaluated individually for expected credit losses. The ACL also includes certain qualitative adjustments to the ASU 2016-13 model.

Loans Evaluated Collectively. Homogeneous loans are evaluated collectively for expected credit losses. The loan pools/segments with similar risk characteristics were determined by Call Report codes.

Loans Evaluated Individually. Loans evaluated individually for expected credit losses could include loans on non-accrual status.

Management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. Adjustments to historical loss information are made to incorporate our reasonable and supportable forecast of future losses at the portfolio segment level, as well as any necessary qualitative adjustments, including, but not limited to, changes in current and expected future economic conditions, changes in industry experience and industry loan concentrations, changes in the volume and severity of nonperforming assets, changes in lending policies and personnel and changes in the competitive and regulatory environment of the banking industry. Loans that do not share similar risk characteristics are individually evaluated and are excluded from the pooled loan analysis.

Loans evaluated individually may have specific allocations assigned if the measured value of the loan using one of the noted techniques is less than its current carrying value. For loans measured using the fair value of collateral, if the analysis determines that sufficient collateral value would be available for repayment of the debt, then no allocations would be assigned to those loans. Collateral could be in the form of real estate or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real estate.

Management regularly reviews loans in the portfolio to assess credit quality indicators and to determine appropriate loan classification. For all loans, an internal risk rating process is used. The Company believes that internal risk ratings are the most relevant credit quality indicator for these types of loans. The migration of loans through the various internal risk rating categories is a significant component of the ACL methodology for these loans, which bases the probability of default on this migration. Assigning risk ratings involves judgment. Risk ratings may be changed based on ongoing monitoring procedures, or if specific loan review assessments identify a deterioration or an improvement in the loan.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.          Summary of Accounting Policies (continued)

Allowance for Credit Losses (continued)
The following is a summary of the Company’s internal risk rating categories:

•	Pass: These loans do not currently pose undue credit risk and can range from the highest to average quality, depending on the degree of potential risk.

•
Special Mention: These loans have a heightened credit risk, but not to the point of justifying a classification of Substandard. Loans in this category are currently acceptable, but are nevertheless potentially weak.

•
Substandard or Lower: These loans are inadequately protected by current sound worth and paying capacity of the borrower. There exists a well-defined weakness or weaknesses that jeopardize the normal repayment of the debt.

The allocation of the ACL is reviewed to evaluate its appropriateness in relation to the overall risk profile of the loan portfolio. The Company considers risk factors such as: local and national economic conditions; trends in delinquencies and non-accrual loans; the diversity of borrower industry types; and the composition of the portfolio by loan type.

Qualitative and Other Adjustments to Allowance for Credit Losses: In addition to the quantitative credit loss estimates for loans evaluated collectively, qualitative factors that may not be fully captured in the quantitative results are also evaluated. These include changes in lending policy, the nature and volume of the portfolio, overall business conditions in the economy, credit concentrations, competition, model imprecision, and legal and regulatory requirements. Qualitative adjustments are judgmental and are based on Management’s knowledge of the portfolio and the markets in which the Company operates. Qualitative adjustments are evaluated and approved on a quarterly basis. Additionally, the ACL includes other allowance categories that are not directly incorporated in the quantitative results. These include but are not limited to loans-in-process, trade acceptances and overdrafts.

Off Balance Sheet Credit Exposures. The ACL for off balance sheet credit exposures is recorded in other liabilities on the Consolidated Balance Sheet. This ACL represents management’s estimate of expected losses in its unfunded loan commitments and other off balance sheet credit exposures, such as letters of credit and credit recourse on sold residential mortgage loans. The allowance for credit losses specific to unfunded commitments is determined by estimating future draws and applying the expected loss rates on those draws. Future draws are based on historical averages of utilization rates (i.e., the likelihood of draws taken). The ACL for off balance sheet credit exposures is increased or decreased by charges or reductions to expense, through the provision for credit losses.  In addition to the ACL on loans held for investment, CECL requires a balance sheet liability for unfunded commitments, which is recognized if both of the following conditions are met: (1) the Company has a present contractual obligation to extend credit; and (2) the obligation is not unconditionally cancellable by the Company. Based on the language within the standard loan documents prepared for each HFB commitment, all unfunded commitments are considered unconditionally cancellable and thus no CECL ACL is allocated for the quarter.

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

Earnings per Share

Earnings per share are computed based upon the weighted average number of common shares outstanding during the period. The Company’s basic and diluted earnings per share were $0.40 and $0.39, respectively, for the three months ended September 30, 2023 compared to basic and diluted earnings per share of $0.55 and $0.52, respectively, for the three months ended September 30, 2022.

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

Critical Accounting Policies

During the quarter ended September 30, 2023, the Company implemented CECL accounting policies, procedures, and controls as part of its adoption of ASU No. 2016-13 and subsequent ASUs issued to amend ASC Topic 326. There were no other changes made to the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Recent Accounting Pronouncements

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016, the FASB issued ASU 2016-13 which requires earlier measurement of credit losses and enhances disclosures. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The Company formed a cross-functional working group, who have worked through an implementation plan which includes assessment, review and documentation of various aspects of the implementation plan. After significant evaluation of approved methodologies, the Company determined to utilize a third-party vendor model, in which a weighted average remaining maturity methodology was appropriate for the size and complexity of the Company.  ASU 2016-13 is effective for the Company for annual and interim periods beginning on July 1, 2023. The Company adopted ASU 2016-13 in the first quarter of fiscal 2024. The adoption of the ASU 2016-13 resulted in an increase in the allowance for loan losses as a result of changing from an incurred loss model, which encompasses allowances for current known and inherent losses within the portfolio, to an expected loss model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The amount determined from adoption was recognized as a cumulative effective to the July 1, 2023 retained earnings.

Accounting Standards Update 2022-02 (“ASU 2022-02”), “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” In March 2022, the FASB issued ASU 2022-02 which eliminates the TDR recognition and measurement guidance and instead requires that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. ASU 2022-02 also enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. For public business entities, these amendments require that an entity disclose current period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross write-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. ASU 2022-02 is effective for the Company for annual and interim periods beginning on July 1, 2023. The adoption of ASU 2022-02 did not have a significant impact on the Company’s consolidated financial statements other than the required disclosures.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.          Summary of Accounting Policies (continued)
The Company adopted ASU 2016-13 using the weighted average maturity method (WARM) for all financial assets measured at amortized cost, net of investments in leases and off balance sheet credit exposures. Results for reporting periods beginning after July 1, 2023 are presented under ASU 2016-13, while prior period results are reported in accordance with the previously applicable incurred loss methodology.

The following table presents the impact of adopting ASU 2016-13 on July 1, 2023 (in thousands):

Allowance for credit losses – loans:	Beginning Balance June 30, 2023	Impact of ASU 2016-13 Adoption	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance September 30, 2023
Real Estate Loans:
1-4 Family residential	$1,900	$688	$-	$(428)	$1	$2,161
Commercial	1,673	(119)	-	-	-	1,554
Multi-Family	228	(139)	-	-	-	89
Land	274	(85)	-	-	-	189
Construction	254	(44)	-	-	-	210
Home Equity Loans and Lines of Credit	251	30	-	-	2	283
Commercial Loans	588	24	-	-	-	612
Consumer Loans	5	4	-	(5)	-	4
Total allowance for credit losses	$5,173	$359	$-	$(433)	$3	$5,102

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2. Securities

The amortized cost and fair value of securities with gross unrealized gains and losses follows:

	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
		(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$11,869	$-	$1,376	$10,493
FNMA Mortgage-Backed Certificates	14,844	-	2,022	12,822
GNMA Mortgage-Backed Certificates	4,414	-	959	3,455

Total Debt Securities	31,127	-	4,357	26,770

US Treasury Securities	9,876	136	4	10,008
Municipals	3,733	2	104	3,631

Total Securities Available-for-Sale	$44,736	$138	$4,465	$40,409

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$619	$-	$80	$539
FHLMC Mortgage-Backed Certificates	29,312	-	6,572	22,740
FNMA Mortgage-Backed Certificates	40,010	-	8,493	31,517

Total Debt Securities	69,941	-	15,145	54,796

Municipals	1,305	-	104	1,201

Equity Securities (Non-Marketable)
13,098 Shares – Federal Home Loan Bank	1,310	-	-	1,310
630 Shares – First National Bankers Bankshares, Inc.	250	-	-	250

Total Equity Securities	1,560	-	-	1,560

Total Securities Held-to-Maturity	$72,806	$-	$15,249	$57,557

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2.          Securities (continued)
The amortized cost and fair value of securities by contractual maturity at September 30, 2023 follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In Thousands)

Debt Securities
Within One Year or Less	$-	$-	$-	$-
One through Five Years	1	1	-	-
After Five through Ten Years	1,725	1,613	582	538
Over Ten Years	29,401	25,156	69,359	54,258
	31,127	26,770	69,941	54,796

US Treasury Securities
Within One Year or Less	$7,877	$8,008	$-	$-
One through Five Years	1,999	2,000	-	-
After Five through Ten Years	-	-	-	-
Over Ten Years	-	-	-	-
	9,876	10,008	-	-

Municipals
Within One Year or Less	$-	$-	$-	$-
One through Five Years	365	364	219	207
After Five through Ten Years	-	-	-	-
Over Ten Years	3,368	3,267	1,086	994
	3,733	3,631	1,305	1,201

Other Equity Securities	-	-	1,560	1,560

Total	$44,736	$40,409	$72,806	$57,557

Securities available-for-sale totaling $2.7 million were purchased during the three months ended September 30, 2023. There were no securities sold during the three months ended September 30, 2023.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2.           Securities (continued)
The following tables show information pertaining to gross unrealized losses on securities available-for-sale and held-to-maturity at September 30, 2023 and June 30, 2023 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	September 30, 2023
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$951	$9,150	$3,406	$17,614

Municipals	104	2,293	-	-
US Treasury Securities	4	688	-	-
Total Securities Available-for-Sale	$1,059	$12,131	$3,406	$17,614

	September 30, 2023
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Held-to-Maturity

Mortgage-Backed Securities	$-	$-	$15,145	$54,796

Municipals	-	-	104	1,201

Total Securities Held-to-Maturity	$-	$-	$15,249	$55,997

The number of debt securities in an unrealized loss position was 65 at September 30, 2023.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2.          Securities (continued)
	June 30, 2023
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$618	$9,109	$2,811	$18,892

Municipals	3	561	-	-

US Treasury Securities	8	2,186	-	-

Total Securities Available-for-Sale	$629	$11,856	$2,811	$18,892

	June 30, 2023
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Held-to-Maturity

Mortgage-Backed Securities	$215	$1,859	$12,907	$56,587

Municipals	-	-	80	$1,231

Total Securities Held-to-Maturity	$215	$1,859	$12,987	$57,818

The unrealized losses on the Company’s investment in mortgage-backed securities at September 30, 2023 and June 30, 2023 were caused by interest rate changes. The contractual cash flows of these investments are guaranteed by agencies of the U.S. Government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not have an allowance for credit losses for these investments at September 30, 2023.

The Company’s investment in equity securities consists primarily of FHLB stock and shares of First National Bankers Bankshares, Inc. (“FNBB”). Management monitors its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

At September 30, 2023, securities with a carrying value of $10.6 million were pledged to secure public deposits and securities and mortgage loans with a carrying value of $198.1 million were pledged to secure FHLB advances.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Loans Receivable

Loans receivable are summarized as follows:

	September 30, 2023	June 30, 2023
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$186,002	$179,579
Commercial	147,971	148,441
Multi-Family Residential	28,781	28,849
Land	30,473	26,841
Construction	33,984	28,035
Equity and Second Mortgage	2,488	2,450
Equity Lines of Credit	24,371	23,817

Total Mortgage Loans	454,070	438,012

Commercial Loans	56,328	55,364
Consumer Loans
Loans on Savings Accounts	367	372
Other Consumer Loans	1,082	1,082

Total Consumer Other Loans	1,449	1,454
Total Loans	511,847	494,830

Less: Allowance for Credit Losses	(5,102)	(5,173)
Unamortized Loan Fees	(146)	(164)

Net Loans Receivable	$506,599	$489,493

Following is a summary of changes in the allowance for credit losses:

	Three Months Ended	Three Months Ended
	September 30, 2023	June 30, 2023
	(In Thousands)

Balance - Beginning of Period	$5,173	$4,451
Impact of ASU 2016-13	359	-
Provision for Credit Losses	-	868
Loan Charge-Offs	(433)	(237)
Recoveries	3	91

Balance - End of Period	$5,102	$5,173

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

The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, as of September 30, 2023:

	Term Loans Amortized Cost by Origination Year
As of September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Lines	Total
	(In Thousands)
One-to-four family residential
Risk rating
Pass	$71,365	$39,132	$37,026	$20,890	$2,421	$12,478	$41	$183,353
Special mention	971	-	-	-	-	322	-	1,293
Substandard	297	136	-	768	-	155	-	1,356
Doubtful	-	-	-	-	-	-	-	-
Total one-to-four family residential	$72,633	$39,268	$37,026	$21,658	$2,421	$12,955	$41	$186,002
Current period gross charge-offs	$-	$428	$-	$-	$-	$-	$-	$428

Commercial
Risk rating
Pass	$23,431	$43,795	$44,350	$20,007	$1,900	$1,013	$11,560	$146,056
Special mention	331	-	-	-	-	-	-	331
Substandard	975	-	-	609	-	-	-	1,584
Doubtful	-	-	-	-	-	-	-	-
Total commercial	$24,737	$43,795	$44,350	$20,616	$1,900	$1,013	$11,560	$147,971
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

	Term Loans Amortized Cost by Origination Year
As of September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Lines	Total
	(In Thousands)
Multi-family residential
Risk rating
Pass	$2,118	$4,051	$2,291	$7,168	$6,006	$5,873	$1,274	$28,781
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total multi-family residential	$2,118	$4,051	$2,291	$7,168	$6,006	$5,873	$1,274	$28,781
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Land
Risk rating
Pass	$9,086	$6,581	$4,972	$1,257	$96	$341	$7,782	$30,115
Special mention	50	308	-	-	-	-	-	358
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total land	$9,136	$6,889	$4,972	$1,257	$96	$341	$7,782	$30,473
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk rating
Pass	$7,251	$3,753	$-	$-	$-	$-	$22,980	$33,984
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total construction	$7,251	$3,753	$-	$-	$-	$-	$22,980	$33,984
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Equity loans and lines of credit
Risk rating
Pass	$6,733	$2,106	$4,354	$583	$26	$1,793	$11,201	$26,796
Special mention	-	-	-	-	-	-	-	-
Substandard	63	-	-	-	-	-	-	63
Doubtful	-	-	-	-	-	-	-	-
Total home equity and lines of credit	$6,796	$2,106	$4,354	$583	$26	$1,793	$11,201	$26,859
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial loans
Risk rating
Pass	$15,582	$9,888	$7,758	$6,193	$2,012	$11	$12,091	$53,535
Special mention	1,198	-	402	19	-	-	990	2,609
Substandard	137	5	42	-	-	-	-	184
Doubtful	-	-	-	-	-	-	-	-
Total commercial loans	$16,917	$9,893	$8,202	$6,212	$2,012	$11	$13,081	$56,328
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans
Risk rating
Pass	$1,040	$53	$-	$270	$46	$-	$19	$1,428
Special mention	-	-	-	-	-	-	-	-
Substandard	21	-	-	-	-	-	-	21
Doubtful	-	-	-	-	-	-	-	-
Total consumer loans	$1,061	$53	$-	$270	$46	$-	$19	$1,449
Current period gross charge-offs	$5	$-	$-	$-	$-	$-	$-	$5

Total
Pass	$136,606	$109,359	$100,751	$56,368	$12,507	$21,509	$66,948	$504,048
Special mention	2,550	308	402	19	-	322	990	4,591
Substandard	1,493	141	42	1,377	-	155	-	3,208
Doubtful	-	-	-	-	-	-	-	-
Total	$140,649	$109,808	$101,195	$57,764	$12,507	$21,986	$67,938	$511,847
Current period gross charge-offs	$5	$428	$-	$-	$-	$-	$-	$433

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)
The information presented in the table above is not required for periods prior to the adoption of ASU 2016-13. The following table presents the most comparable required information for the prior period, internal credit risk ratings for the indicated loan class segments as of June 30, 2023:

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present an aging analysis of past due loans, segregated by class of loans, as of September 30, 2023 and June 30, 2023:

September 30, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$216	$257	$914	$1,387	$184,615	$186,002	$-
Commercial	-	-	-	-	147,971	147,971	-
Multi-Family Residential	-	-	-	-	28,781	28,781	-
Land	308	-	-	308	30,165	30,473	-
Construction	-	-	-	-	33,984	33,984	-
Equity and Second Mortgage	-	-	-	-	2,488	2,488	16
Equity Lines of Credit	116	110	16	242	24,129	24,371	-
Commercial Loans	108	43	47	198	56,130	56,328	47
Consumer Loans	1	4	5	10	1,439	1,449	5

Total	$749	$414	$982	$2,145	$509,702	$511,847	$68
June 30, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$177	$750	$1,174	$2,101	$177,478	$179,579	$-
Commercial	-	-	-	-	148,441	148,441	-
Multi-Family Residential	-	-	-	-	28,849	28,849	-
Land	36	-	-	36	26,805	26,841	-
Construction	-	-	-	-	28,035	28,035	-
Equity and Second Mortgage	54	-	-	54	2,396	2,450	-
Equity Lines of Credit	-	-	-	-	23,817	23,817	-
Commercial Loans	63	-	-	63	55,301	55,364	-
Consumer Loans	-	-	-	-	1,454	1,454	-

Total	$330	$750	$1,174	$2,254	$492,576	$494,830	$-

There was no interest income recognized on non-accrual loans during the three months ended September 30, 2023 or the year ended June 30, 2023. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the three months ended September 30, 2023 and the year ended June 30, 2023 was approximately $102,000 and $182,000, respectively.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)
The change in the allowance for credit losses by loan portfolio class and recorded investment in loans for the three months ended September 30, 2023 and year ended June 30, 2023 was as follows:

	Real Estate Loans
September 30, 2023	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for credit losses:
Beginning Balances	$1,900	$1,673	$228	$274	$254	$251	$588	$5	$5,173
Impact of ASU 2016-13	688	(119)	(139)	(85)	(44)	30	24	4	359
Charge-Offs	(428)	-	-	-	-	-	-	(5)	(433)
Recoveries	1	-	-	-	-	2	-	-	3
Current Provision(1)	-	-	-	-	-	-	-	-	-
Ending Balances	$2,161	$1,554	$89	$189	$210	$283	$612	$4	$5,102

(1)	Current provision included in the table only includes the portion related to loans receivable.

	Real Estate Loans
June 30, 2023	Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for credit losses:
Beginning Balances	$1,367	$1,295	$357	$305	$282	$197	$646	$2	$4,451
Charge-Offs	(41)	-	-	-	-	(26)	(170)	-	(237)
Recoveries	4	-	-	-	-	5	82	-	91
Current Provision	570	378	(129)	(31)	(28)	75	30	3	868
Ending Balances	$1,900	$1,673	$228	$274	$254	$251	$588	$5	$5,173

Evaluated for Impairment:
Individually	495	100	-	-	-	4	29	-	628
Collectively	1,405	1,573	228	274	254	247	559	5	4,545

Loans Receivable:
Ending Balances – Total	$179,579	$148,441	$28,849	$26,841	$28,035	$26,267	$55,364	$1,454	$494,830
Ending Balances:
Evaluated for Impairment:
Individually	3,043	1,654	-	-	-	69	2,339	22	7,127
Collectively	$176,536	$146,787	$28,849	$26,841	$28,035	$26,198	$53,025	$1,432	$487,703

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)
The following tables present loans individually evaluated for impairment, segregated by class of loans, as of September 30, 2023 and June 30, 2023:

September 30, 2023	Loan Balance	Specific Allocations
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$3,536	$127
Commercial	-	-
Multi-Family Residential	-	-
Land	171	6
Construction	69	2
Equity and Second Mortgage	-	-
Equity Lines of Credit	-	-
Commercial Loans	7,840	8
Consumer Loans	346	5

Total	$11,962	$148
 The balances of loans individually evaluated for impairment were similar at July 1, 2023 and September 30, 2023.

June 30, 2023	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,559	$156	$2,403	$2,559	$495	$3,644
Commercial	1,617	-	1,617	1,617	100	1,675
Multi-Family Residential	-	-	-	-	-	-
Land	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Equity and Second Mortgage	-	-	-	-	-	63
Equity Lines of Credit	-	-	-	-	-	-
Commercial Loans	2,197	37	2,160	2,197	29	2,659
Consumer Loans	-	-	-	-	-	23
Purchased Credit Impaired	754	685	69	754	4	754

Total	$7,127	$878	$6,249	$7,127	$628	$8,818

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status. As of September 30, 2023, there were no residential loans in the process of foreclosure.

Prior to the adoption of ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, the Company had granted a variety of concessions to borrowers in the form of loan modifications that were considered TDRs. At June 30, 2023, the Company had one loan totaling $10,000 that was identified as a troubled debt restructuring. This loan was performing in accordance with its modified terms as of June 30, 2023.

As of September 30, 2023, there were no loans whose terms were modified for borrowers who may be experiencing financial difficulties.

At September 30, 2023 and June 30, 2023, accrued interest receivable on loans was $1.7 million and $1.6 million, respectively, and included within accrued interest receivable on the consolidated balance sheets.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Deposits

Deposits at September 30, 2023 and June 30, 2023 consist of the following classifications:

	September 30, 2023	June 30, 2023
	(In Thousands)
Non-Interest Bearing	$146,057	$145,553
NOW Accounts	63,613	65,335
Money Markets	104,580	114,195
Passbook Savings	75,747	81,895
	389,997	406,978

Certificates of Deposit	202,508	190,383

Total Deposits	$592,505	$597,361

5. Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three months ended September 30, 2023 and 2022 were calculated as follows:

	Three Months Ended September 30,
	2023	2022
	(In Thousands, Except Per Share Data)

Net income	$1,220	$1,671

Weighted average shares outstanding – basic	3,029	3,066
Effect of dilutive common stock equivalents	79	162
Adjusted weighted average shares outstanding – diluted	3,108	3,228

Basic earnings per share	$0.40	$0.55
Diluted earnings per share	$0.39	$0.52

For the three months ended September 30, 2023 and 2022, there were outstanding options to purchase 364,916 and 389,616 shares, respectively, at a weighted average exercise price of $11.65 and $11.81 per share, respectively. For the quarter ended September 30, 2023 and 2022, 79,237 options and 161,866 options, respectively, were included in the computation of diluted earnings per share.

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended September 30,
	2023	2022
	(In Thousands)

Average common shares issued	6,125	6,125
Average unearned ESOP shares	(102)	(125)
Average Company stock purchased	(2,994)	(2,934)

Weighted average shares outstanding	3,029	3,066

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. Stock-Based Compensation

Stock Option Plans

On August 10, 2005, the stockholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the “2005 Option Plan”) for the benefit of directors, officers, and other key employees. The aggregate number of shares of common stock reserved for issuance under the 2005 Option Plan totaled 317,736 (as adjusted).  Both incentive stock options and non-qualified stock options may be granted under the 2005 Option Plan. The 2005 Stock Option Plan terminated on June 8, 2015; however, the 4,266 outstanding options as of September 30, 2023 will remain in effect for the remainder of their original ten year terms.

On December 23, 2011, the stockholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan (the “2011 Option Plan,” together with the 2005 Option Plan, the “Option Plans”) for the benefit of directors, officers, and other key employees. The aggregate number of shares of common stock reserved for issuance under the 2011 Option Plan totaled 389,044 (as adjusted). The 2011 Option Plan terminated on December 23, 2021; however, the 37,350 outstanding options as of September 30, 2023 will remain in effect for the remainder of their original ten year term.

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

On November 13, 2019, the stockholders of the Company approved the adoption of the Company’s 2019 Stock Incentive Plan (the “2019 Stock Incentive Plan,” together with the 2014 Stock Incentive Plan, the “Stock Incentive Plans”) which provides for a total of 250,000 shares (as adjusted) reserved for future issuance as stock awards or stock options. No more than 62,500 shares (as adjusted), or 25%, may be granted as stock awards. The balance of the plan is reserved for stock option awards. On November 11, 2020, the Company granted a total of 62,500 plan share awards and 187,500 stock options to directors, officers and other key employees vesting ratably over five years. The Stock Incentive Plans costs are recognized over the five year vesting period. As of September 30, 2023, there are 1,600 plan share awards and 23,000 stock options available for future grants under the Stock Incentive Plans.

For both the three months ended September 30, 2023 and 2022, compensation expense charged to operations for stock options granted under the 2011 Option Plan and the Stock Incentive Plans was $26,000.

7. Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amounts of $4.2 million and $4.4 million at September 30, 2023 and June 30, 2023, respectively.

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

At September 30, 2023 and June 30, 2023, the carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2023		June 30, 2023
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$8,878	$8,878	$24,765	$24,765
Securities Available-for-Sale	40,409	40,409	39,551	39,551
Securities to be Held-to-Maturity	72,806	57,557	74,423	61,222
Loans Held-for-Sale	589	589	4	4
Loans Receivable	506,599	465,463	489,493	444,117

Financial Liabilities
Deposits	$592,505	$500,015	$597,361	$481,055
Advances from FHLB	4,600	4,600	-	-
Other Borrowings	8,850	8,850	8,550	8,550

Off-Balance Sheet Items
Mortgage Loan Commitments	$13,127	$13,127	$13,277	$13,277

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

The standard establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy favors the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 – Fair value is based upon quoted prices unadjusted for identical assets or liabilities in active markets in which the Company can participate.

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used during the three months ended September 30, 2023.

Fair values of assets and liabilities measured on a recurring basis at September 30, 2023 and June 30, 2023 are as follows:

	Fair Value Measurements
September 30, 2023	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$-	$10,493	$-	$10,493
FNMA	-	12,822	-	12,822
GNMA	-	3,455	-	3,455
US Treasury Notes	-	10,008	-	10,008
Municipal Bonds	-	3,631	-	3,631

Total	$-	$40,409	$-	$40,409

	Fair Value Measurements
June 30, 2023	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$-	$11,156	$-	$11,156
FNMA	-	13,714	-	13,714
GNMA	-	3,764	-	3,764
US Treasury Notes	-	9,841	-	9,841
Municipal Bonds	-	1,076	-	1,076

Total	$-	$39,551	$-	$39,551

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8.          Fair Value Disclosures (continued)
Fair values of assets and liabilities measured on a non-recurring basis at September 30, 2023 and June 30, 2023 are as follows:

	Fair Value Measurements
September 30, 2023	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans,
Net of Allowance	$-	$-	$11,814	$11,814

Other Real Estate Owned,
Net of Allowance	$-	$-	$562	$562

Total	$-	$-	$12,376	$12,376

	Fair Value Measurements
June 30, 2023	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans,
Net of Allowance	$-	$-	$701	$701

Other Real Estate Owned,
Net of Allowance	$-	$-	$330	$330

Total	$-	$-	$1,031	$1,031

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9.           Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches with terms extending through 2058. Substantially all of the Company’s leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated statements of condition. Right-of-use (“ROU”) assets and corresponding lease liabilities are recognized on the consolidated statements of condition under other assets and other accrued expenses and liabilities, respectively.

At September 30, 2023 and June 30, 2023, the carrying amounts of the ROU assets and corresponding lease liabilities were as follows.

(In Thousands)		September 30, 2023	June 30, 2023
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other Assets	$829	$829
Total Lease Right-of-Use Assets		$829	$829

Lease Liabilities
Operating lease liabilities	Other Accrued Expenses and Liabilities	$866	$866
Total Lease Liabilities		$866	$866

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

	September 30, 2023	June 30, 2023
Weighted-average remaining lease term
Operating leases	35.1 years	35.4 years

Weighted-average discount rate
Operating leases	3.00%	3.00%

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Bank operates from its main office in Shreveport, Louisiana and ten full-service branch offices located in Shreveport, Bossier City, Benton and Minden, Louisiana.  The Company’s primary market area is the Shreveport-Bossier City-Minden combined statistical area.

Critical Accounting Policies

The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. Critical accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results.  These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

During the quarter ended September 30, 2023, the Company implemented new current expected credit loss (“CECL”) accounting policies, procedures, and controls as part of its adoption of ASU No. 2016-13 and subsequent ASUs issued to amend ASC Topic 326. There were no other changes made to the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Allowance for Credit Losses.  The Company has identified the calculation of the allowance for credit losses as a critical accounting policy, due to the higher degree of judgment and complexity than its other significant accounting policies.

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
Discussion of Financial Condition Changes from June 30, 2023 to September 30, 2023

General

At September 30, 2023, the Company reported total assets of $662.6 million, an increase of $1.7 million, or 0.3%, compared to total assets of $660.9 million at June 30, 2023. The increase in assets was comprised primarily of increases in loans receivable, net of $17.1 million, or 3.5%, from $489.5 million at June 30, 2023 to $506.6 million at September 30, 2023, loans-held-for-sale of $585,000, from $4,000 at June 30, 2023 to $589,000 at September 30, 2023, premises and equipment of $417,000, or 2.5%, from $16.6 million at June 30, 2023 to $17.0 million at September 30, 2023, real estate owned of $193,000, or 52.4% from $368,000 at June 30, 2023 to $561,000 at September 30, 2023, deferred tax asset of $147,000, or 11.2%, from $1.3 million at June 30, 2023 to $1.5 million at September 30, 2023, accrued interest receivable of $117,000, or 6.5%, from $1.8 million at June 30, 2023 to $1.9 million at September 30, 2023, and bank owned life insurance of $25,000, or 0.4%, from $6.70 million at June 30, 2023 to $6.725 million at September 30, 2023. These increases were partially offset by decreases in cash and cash equivalents of $15.9 million, or 64.2%, from $24.8 million at June 30, 2023 to $8.9 million at September 30, 2023, investment securities of $759,000, or 0.7%, from $114.0 million at June 30, 2023 to $113.2 million at September 30, 2023, other assets of $163,000, or 11.4%, from $1.4 million at June 30, 2023 to $1.3 million at September 30, 2023, and core deposit intangible of $94,000, or 6.1%, from $1.5 million at June 30, 2023 to $1.4 million at September 30, 2023.  The decrease in cash and cash equivalents was primarily due to the funding of additional loan growth.  The decrease in held to maturity securities was due to $1.6 million in principal payments.  The increase in loans held-for-sale primarily reflected an increase in loans originated for sale during the three months ended September 30, 2023.

Cash and Cash Equivalents

Cash and cash equivalents decreased $15.9 million, or 64.2%, from $24.8 million at June 30, 2023 to $8.9 million at September 30, 2023. The decrease in cash and cash equivalents was primarily due to the funding of loan originations.

Loans Receivable, Net

Loans receivable, net, increased by $17.1 million, or 3.5%, to $506.6 million at September 30, 2023 compared to $489.5 million at June 30, 2023.  The increase in loans receivable, net was primarily due to increases in one-to-four-family residential loans of $6.4 million, construction loans of $5.9 million, land loans of $3.6 million, commercial non-real estate loans of $964,000, equity line-of-credit loans of $554,000, equity and second mortgage loans of $38,000, and partially offset by decreases in commercial real estate loans of $470,000, multi-family residential loans of $68,000, and consumer loans of $5,000.

Loans Held-for-Sale

Loans held-for-sale increased $585,000, from $4,000 at June 30, 2023 to $589,000 at September 30, 2023.  The increase in loans held-for-sale results primarily from the increase in the origination volume during the first three months of fiscal year end 2024.

Investment Securities

Investment securities amounted to $113.2 million at September 30, 2023 compared to $114.0 million at June 30, 2023, a decrease of $759,000, or 0.7%.  The decrease in investment securities was primarily due to $2.6 million principal repayments on mortgage backed securities and a $967,000 increase in market value losses on available-for-sale securities, partially offset by security purchases of $2.7 million.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
Discussion of Financial Condition Changes from June 30, 2023 to September 30, 2023 (continued)

Premises and Equipment, Net

Premises and equipment, net increased $417,000, or 2.5%, to $17.0 million at September 30, 2023 compared to $16.6 million at June 30, 2023.  The increase in premises and equipment was primarily due to construction costs of a new Minden branch that will replace an existing temporary location.

Asset Quality

At September 30, 2023, the Company had $1.8 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $1.6 million on non-performing assets at June 30, 2023, consisting of five single-family residential loans, six commercial non-real estate loans, three consumer loans, two home equity line-of-credit loans, and three single-family residence loans in real estate owned at September 30, 2023, compared to seven single-family residential loans, three commercial non-real estate loans, one consumer loan and two single-family residences in other real estate owned at June 30, 2023.  At September 30, 2023 the Company had seven single family residential loans, seven commercial non-real-estate loans, three home-equity line-of-credit loans, two commercial real estate loans, and one auto loan compared to ten single family residential loans, three commercial non-real-estate loans, two commercial real estate loans, and three home equity line-of-credit loans classified as substandard at June 30, 2023.  There were no loans classified as doubtful at September 30, 2023 or June 30, 2023.

Total Liabilities

Total liabilities increased $1.8 million, or 0.3%, from $610.4 million at June 30, 2023 to $612.1 million at September 30, 2023. The increase in liabilities was comprised primarily of increases in advances from FHLB of $4.6 million from none at June 30, 2023, other accrued expenses and liabilities of $1.6 million, or 39.7%, to $5.5 million at September 30, 2023 compared to $3.9 million at June 30, 2023, other borrowings of $300,000, or 3.5%, to $8.9 million at September 30, 2023 compared to $8.6 million at June 30, 2023, and advances from borrowers for taxes and insurance of $161,000, or 29.1%, to $715,000 at September 30, 2023 compared to $554,000 at June 30, 2023. The increases were partially offset by a decrease in total deposits of $4.9 million, or 0.8%, to $592.5 million at September 30, 2023 compared to $597.4 million at June 30, 2023.  The decrease in deposits was primarily due to a decrease of $9.6 million, or 8.4%, in money market deposits from $114.2 million at June 30, 2023 to $104.6 million at September 30, 2023, a decrease of $6.1 million, or 7.5%, in savings deposits from $81.9 million at June 30, 2023 to $75.7 million at September 30, 2023, a decrease of $1.7 million, or 2.6%, in NOW accounts from $65.3 million at June 30, 2023 to $63.6 million at September 30, 2023, partially offset by an increase of $12.1 million, or 6.4%, in certificates of deposit from $190.4 million at June 30, 2023 to $202.5 million at September 30, 2023 and an increase of $504,000, or 0.4%, in non-interest deposits from $145.6 million at June 30, 2023 to $146.1 million at September 30, 2023. The Company had $3.0 million in brokered deposits at both September 30, 2023 and June 30, 2023.

Stockholders’ Equity

Stockholders’ equity decreased $69,000, or 0.1%, to $50.47 million at September 30, 2023 from $50.54 million at June 30, 2023. The primary reasons for the changes in stockholders’ equity from June 30, 2023 were a decrease in the Company’s accumulated other comprehensive income of $812,000, dividends paid totaling $392,000, and CECL implementation totaling $189,000, partially offset by net income of $1.2 million, and the vesting of restricted stock awards, stock options, and the release of employee stock ownership plan shares totaling $104,000.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
Discussion of Financial Condition Changes from June 30, 2023 to September 30, 2023 (continued)

Regulatory Capital

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency (“OCC”).  At September 30, 2023, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements. At September 30, 2023, Home Federal Bank exceeded each of its regulatory capital requirements with tangible equity, common equity Tier 1, core, and total risk-based capital ratios of 8.91%, 12.76%, 8.91%, and 13.87%, respectively.

Comparison of Operating Results for the Three Months Ended September 30, 2023 and 2022

General

The decrease in net income for the three months ended September 30, 2023, as compared to the prior year quarter resulted primarily from an increase of $435,000, or 11.6%, in non-interest expense, an increase of $301,000 in provision for income taxes, a decrease of $112,000, or 20.5%, in non-interest income, and a decrease of $21,000, or 0.4% in net interest income, partially offset by a decrease of $418,000, or 100.0% in the provision for credit losses.

Net Interest Income

The decrease in net interest income for the three months ended September 30, 2023, was primarily due to a $2.3 million, or 486.1%, increase in total interest expense, partially offset by an increase of $2.3 million, or 39.7%, in total interest income.  The Company’s average interest rate spread was 2.68% for the three months ended September 30, 2023, compared to 3.74% for the three months ended September 30, 2022. The Company’s net interest margin was 3.37% for the three months ended September 30, 2023, compared to 3.90% for the three months ended September 30, 2022.

Provision for Credit Losses

On July 1, 2023, the Company adopted the CECL methodology for estimating credit losses.   This resulted in a $189,000 increase to the allowance for credit losses and a one-time cumulative adjustment resulted in a $149,000, net of tax, decrease to stockholders’ equity.   For purchased credit deteriorated loans, the Company applied the guidance under CECL using the prospective transition approach.  As a result, the Company adjusted the amortized cost basis of the purchased credit deteriorated loans by $170,000 to reclassify the purchase discount to the allowance for credit losses on July 1, 2023.   The ACL account increased $359,000 from these two transactions.  No provision expense was recorded in the first quarter of 2024.  As of September 30, 2023, the ACL was $5.1 million, and the ratio of ACL to gross loans was 1.00%.  As of June 30, 2023, the ACL was $5.2 million, and the ratio of ACL to gross loans was 1.05%. No ACL was recorded for unfunded commitments due to all unfunded commitments being unconditionally cancellable.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
Comparison of Operating Results for the Three Months Ended September 30, 2023 and 2022 (continued)

Non-interest Income

The $112,000 decrease in non-interest income for the three months ended September 30, 2023, compared to the prior year quarterly period, was primarily due to a decrease of $137,000 in gain on sale of loans, and a $34,000 increase in loss on sale of real estate and fixed assets, partially offset by a $56,000 increase in service charges on deposit accounts, and an increase of $3,000 in other non-interest income. The decrease in gain on sale of loans for the quarter ended September 30, 2023, compared to the prior year quarterly period, was primarily due to a decrease in refinance activity causing a decrease in mortgage loan originations. In addition, in recent periods the Company has increased its originations of adjustable rate mortgages for portfolio rather than for sale in the secondary market.

Non-interest Expense

The $435,000 increase in non-interest expense for the three months ended September 30, 2023, compared to the same period in 2022, is primarily attributable to increases of $94,000 in amortization of core deposit intangible expense, $74,000 in compensation and benefits expense, $69,000 in advertising expense, $64,000 in data processing expense, $48,000 in occupancy and equipment expense, $44,000 in deposit insurance premium expense, $37,000 in franchise and bank shares tax expense, $34,000 in professional fees,  $27,000 in audit and examination fees, and $8,000 in loan and collection expense. The increases were partially offset by a decrease of $64,000 in other non-interest expense.

The decrease in other non-operating expense was primarily due to communication expense, correspondent bank fees, and fraud expense related to deposit checking accounts. The aggregate compensation expense recognized by the Company for its Stock Options, Share Awards and employee stock ownership plan, amounted to $132,000 and $168,000 for the three months ended September 30, 2023 and September 30, 2022, respectively.

The Louisiana bank shares tax is assessed on the Bank’s equity and earnings. For the three months ended September 30, 2023, the Company recognized franchise and bank shares tax expense of $156,000 compared to $119,000, for the same period in 2022.

Income Taxes

Income taxes amounted to $310,000 for the three months ended September 30, 2023, resulting in an effective tax rate of 20.3%. Income taxes amounted to $9,000 for the three months ended September 30, 2022, resulting in an effective tax rate of 0.5%.  The increase in provision for income taxes was due to an adjustment in taxes related to stock option exercises for the 2022 period.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
Comparison of Operating Results for the Three Months Ended September 30, 2023 and 2022 (continued)

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

	Three Months Ended September 30,
	2023			2022
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$498,242	$7,274	5.79%	$396,768	$5,028	5.03%
Investment securities	113,584	623	2.18	110,602	491	1.76
Interest-earning deposits	10,066	177	6.98	32,706	262	3.18
Total interest-earning assets	621,892	8,074	5.15%	540,076	5,781	4.25%
Non-interest-earning assets	40,584			45,074
Total assets	$662,476			$585,150
Interest-bearing liabilities:
Savings accounts	$78,572	75	0.38%	$128,749	84	0.26%
NOW accounts	55,900	67	0.48	58,658	17	0.11
Money market accounts	108,891	621	2.26	94,694	35	0.15
Certificate accounts	194,785	1,829	3.73	84,715	264	1.24
Total interest-bearing deposits	438,148	2,592	2.35	366,816	400	0.43
Other Borrowings	8,654	183	8.39	4,915	66	5.33
FHLB advances	1,138	15	5.23	826	10	4.80
Total interest-bearing liabilities	$447,940	2,790	2.47%	$372,557	476	0.51%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	158,973			161,907
Other liabilities	4,384			3,294
Total liabilities	611,297			537,758
Total Stockholders’ Equity(1)	51,179			47,392

Total liabilities and stockholders’ equity	$662,476			$585,150

Net interest-earning assets	$173,952			$167,519

Net interest income; average interest rate spread(2)		$5,284	2.68%		$5,305	3.74%
Net interest margin(3)			3.37%			3.90%
Average interest-earning assets to average interest-bearing liabilities			138.83%			144.96%

(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
Liquidity and Capital Resources

The Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings, and to fund loan commitments. The Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

The Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Bank invests excess funds in short-term interest-earning accounts and other assets which provide liquidity to meet lending requirements.  The Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $97,000 at September 30, 2023.

A significant portion of the Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents. The Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.  If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At September 30, 2023, The Bank had $4.6 million in advances from the Federal Home Loan Bank of Dallas and had $198.1 million in additional borrowing capacity.  Additionally, at September 30, 2023, the Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $20.4 million. There were no amounts purchased under this agreement as of September 30, 2023. In addition, the Company had available an $11.0 million line of credit agreement at September 30, 2023 with First National Bankers Bank. At September 30, 2023, there was an $8.9 million balance in the credit line.

At September 30, 2023, the Bank had outstanding loan commitments of $53.0 million to originate loans and commitments under unused lines of credit of $13.1 million. At September 30, 2023, certificates of deposit scheduled to mature in less than one year totaled $179.0 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  The Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale, as needed.

At September 30, 2023, the Bank exceeded each of its regulatory capital requirements with tangible equity, common equity Tier 1, core, and total risk-based capital ratios of 8.91%, 12.76%, 8.91%, and 13.87%, respectively.

Off-Balance Sheet Arrangements

At September 30, 2023, the Company did not have any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.

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

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities

The Company did not repurchase any of its common stock during the quarter ended September 30, 2023, including stock-for-stock option exercises.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2023 – July 31, 2023	-	$-	-	-
August 1, 2023 – August 31, 2023	-	-	-	-
September 1, 2023 – September 30, 2023	-	-	-	-
Total	-	$-	-	-

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Certification Pursuant to 18 U.S.C Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF 104	Inline XBRL Taxonomy Extension Definitions Linkbase Document Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: November 13, 2023		/s/ Glen W. Brown
	By:	Glen W. Brown
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and
accounting officer)