Form 10-Q
period 2023-12-31
Home Federal Bancorp, Inc. of Louisiana
filed 2024-02-12
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)
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

Shares of common stock, par value $0.01 per share, outstanding as of February 9, 2024: The registrant had 3,143,789 shares of common stock outstanding.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION December 31, 2023 (Unaudited) June 30, 2023 (Audited) (In thousands except share and per share data)

	December 31, 2023	June 30, 2023
	(Unaudited)	(Audited)
ASSETS

Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $990 and $22,215 December 31, 2023 and June 30, 2023, Respectively)	$8,668	$24,765
Securities Available-for-Sale (amortized cost December 31, 2023: $39,937; June 30, 2023: $42,910, Respectively)	37,309	39,551
Securities Held-to-Maturity (fair value December 31, 2023: $59,728; June 30, 2023: $61,222, Respectively)	71,533	74,423
Loans Held-for-Sale	1,851	4
Loans Receivable, Net of Allowance for Credit Losses (December 31, 2023: $5,073; June 30, 2023: $5,173, Respectively)	501,761	489,493
Accrued Interest Receivable	1,883	1,790
Premises and Equipment, Net	17,605	16,561
Bank Owned Life Insurance	6,754	6,700
Goodwill	2,990	2,990
Core Deposit Intangible	1,354	1,533
Deferred Tax Asset	1,173	1,313
Real Estate Owned	-	368
Other Assets	1,307	1,424

Total Assets	$654,188	$660,915

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$136,217	$145,553
Interest-bearing	447,472	451,808
Total Deposits	583,689	597,361
Advances from Borrowers for Taxes and Insurance	345	554
Short-term Federal Home Loan Bank Advances	5,400	-
Other Borrowings	9,650	8,550
Other Accrued Expenses and Liabilities	2,510	3,908

Total Liabilities	601,594	610,373

SHAREHOLDERS’ EQUITY

Preferred Stock - $0.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	-	-
Common Stock - $0.01 Par Value; 40,000,000 Shares Authorized: 3,143,532 and 3,133,351 Shares Issued and Outstanding at December 31, 2023 and June 30, 2023, Respectively	31	31
Additional Paid-in Capital	41,224	40,981
Unearned ESOP Stock	(466)	(523)
Retained Earnings	13,927	12,707
Accumulated Other Comprehensive Loss	(2,122)	(2,654)

Total Shareholders’ Equity	52,594	50,542

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$654,188	$660,915

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands except share and per share data)
	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
INTEREST INCOME
Loans, including fees	$7,397	$5,406	$14,671	$10,434
Investment securities	210	3	449	5
Mortgage-backed securities	460	490	933	980
Other interest-earning assets	13	189	101	450
Total interest income	8,080	6,088	16,154	11,869
INTEREST EXPENSE
Deposits	2,901	645	5,494	1,045
Federal Home Loan Bank borrowings	78	10	93	20
Other bank borrowings	198	109	381	175
Total interest expense	3,177	764	5,968	1,240
Net interest income	4,903	5,324	10,186	10,629

PROVISION FOR (RECOVERY OF) CREDIT LOSSES	(16)	150	(16)	568
Net interest income after provision for credit losses	4,919	5,174	10,202	10,061

NON-INTEREST INCOME
Loss on sale of real estate	(381)	-	(415)	-
Gain on sale of loans	76	142	115	317
Income on bank owned life insurance	28	26	54	52
Service charges on deposit accounts	397	359	788	694
Other income	17	12	30	23

Total non-interest income	137	539	572	1,086

NON-INTEREST EXPENSE
Compensation and benefits	2,328	2,093	4,684	4,375
Occupancy and equipment	544	498	1,092	999
Data processing	129	220	374	401
Audit and examination fees	271	85	373	160
Franchise and bank shares tax	164	122	320	241
Advertising	82	68	225	142
Professional fees	187	74	347	200
Loan and collection	32	62	92	114
Amortization core deposit intangible	85	-	179	-
Deposit insurance premium	108	53	199	100
Other expenses	319	281	552	578

Total non-interest expense	4,249	3,556	8,437	7,310

Income before income taxes	807	2,157	2,337	3,837
PROVISION FOR INCOME TAX EXPENSE (BENEFIT)	(196)	444	114	453

NET INCOME	$1,003	$1,713	$2,223	$3,384

EARNINGS PER SHARE
Basic	$0.33	$0.57	$0.73	$1.10
Diluted	$0.33	$0.55	$0.72	$1.05

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2023	2022	2023	2022
	(In Thousands)		(In Thousands)

Net Income	$1,003	$1,713	$2,223	$3,384

Other Comprehensive Income (Loss), Net of Tax
Investment securities available-for-sale:
Net unrealized gains (losses)	1,701	-	673	(1,111)
Income tax effect	(357)	-	(141)	233
Other Comprehensive Income (Loss)	1,344	-	532	(878)
Total Comprehensive Income	$2,347	$1,713	$2,755	$2,506

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022
(Unaudited)
	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

BALANCE – September 30, 2022	$31	$40,400	$(610)	$9,881	$(2,577)	$47,125

Net Income	-	-	-	1,713	-	1,713

Share Awards Earned	-	113	-	-	-	113

Stock Options Vested	-	28	-	-	-	28

Common Stock Issuance for Stock Option Exercises	-	54	-	-	-	54

ESOP Compensation Earned	-	74	29	-	-	103

Company Stock Purchased	-	-	-	(73)	-	(73)

Dividends Declared	-	-	-	(374)	-	(374)

BALANCE – December 31, 2022	$31	$40,669	$(581)	$11,147	$(2,577)	$48,689

BALANCE – September 30, 2023	$31	$41,057	$(495)	$13,346	$(3,466)	$50,473

Net Income	-	-	-	1,003	-	1,003

Changes in Unrealized Gain on Securities Available-for-Sale, Net of Tax Effects	-	-	-	-	1,344	1,344

Share Awards Earned	-	113	-	-	-	113

ESOP Compensation Earned	-	54	29	-	-	83

Company Stock Purchased	-	-	-	(30)	-	(30)

Dividends Declared	-	-	-	(392)	-	(392)

BALANCE – December 31, 2023	$31	$41,224	$(466)	$13,927	$(2,122)	$52,594

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022
(Unaudited)
	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

BALANCE – June 30, 2022	$34	$40,145	$(639)	$14,506	$(1,699)	$52,347

Net Income	-	-	-	3,384	-	3,384

Changes in Unrealized Loss on Securities Available-for-Sale, Net of Tax Effects	-	-	-	-	(878)	(878)

Share Awards Earned	-	113	-	-	-	113

Stock Options Vested	-	54	-	-	-	54

Common Stock Issuance for Stock Option Exercises	(3)	201	-	-	-	198

ESOP Compensation Earned	-	156	58	-	-	214

Company Stock Purchased	-	-	-	(5,962)	-	(5,962)

Dividends Declared	-	-	-	(781)	-	(781)

BALANCE – December 31, 2022	$31	$40,669	$(581)	$11,147	$(2,577)	$48,689

BALANCE – June 30, 2023	$31	$40,981	$(523)	$12,707	$(2,654)	$50,542

Cumulative Effect of Change in Accounting Principle – ASU 2016-13	-	-	-	(189)	-	(189)

Net Income	-	-	-	2,223	-	2,223

Changes in Unrealized Gain on Securities Available-for-Sale, Net of Tax Effects	-	-	-	-	532	532

Share Awards Earned	-	113	-	-	-	113

Stock Options Vested	-	23	-	-	-	23

ESOP Compensation Earned	-	107	57	-	-	164

Company Stock Purchased	-	-	-	(30)	-	(30)

Dividends Declared	-	-	-	(784)	-	(784)

BALANCE – December 31, 2023	$31	$41,224	$(466)	$13,927	$(2,122)	$52,594

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	December 31,
	2023	2022
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,223	$3,384
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Gain on Sale of Loans	(115)	(317)
Net Amortization and Accretion on Securities	207	10
Amortization of Deferred Loan Fees	(68)	(235)
Amortization of Purchased Loans	(573)	-
Provision for (Recovery of) Credit Losses	(16)	568
Depreciation of Premises and Equipment	477	431
Loss on Sales of Real Estate and Fixed Assets	415	-
ESOP Compensation Expense	164	214
Stock Option Expense	23	54
Deferred Income Tax Expense (Benefit)	140	(318)
Federal Home Loan Bank Stock Dividend	(35)	3
Share Awards Expense	59	62
Increase in Cash Surrender Value on Bank Owned Life Insurance	(54)	(52)
Bad Debt Recovery	6	1
Amortization of Core Deposit Intangible	179	-
Loans Held-for-Sale – Originations and Purchases	(6,292)	(17,451)
Loans Held-for-Sale – Sale and Principal Repayments	4,445	19,499
Changes in Assets and Liabilities:
Accrued Interest Receivable	(93)	(260)
Other Operating Assets	116	(59)
Other Operating Liabilities	(1,398)	(505)

Net Cash Provided by (Used in) Operating Activities	(190)	5,029

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(12,862)	(31,894)
Deferred Loan Fees Collected	37	109
Acquisition of Premises and Equipment	(1,520)	(270)
Proceeds from Sale of Real Estate and Fixed Assets	454	-
Improvements to Real Estate Owned Prior to Disposition	(38)	-
Activity in Available-for-Sale Securities:
Principal Payments on Securities	5,857	2,733
Purchase of Municipals	-	-
Purchase of Mortgage-Backed Securities	(2,667)	(6,853)
Purchase of US Treasury Notes	-	-
Activity in Held-to-Maturity Securities:
Purchases of FHLB Stock	-	-
Purchases of Securities	-	-
Principal Payments on Mortgage-Backed Securities	2,915	3,721

Net Cash Used in Investing Activities	(7,824)	(32,454)

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	December 31,
	2023	2022
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits	$(13,673)	$(13,780)
Proceeds from Advances from Federal Home Loan Bank	412,900	-
Repayments of Advances from Federal Home Loan Bank	(407,500)	(18)
Dividends Paid	(784)	(781)
Company Stock Purchased	(30)	(5,962)
Net Decrease in Advances from Borrowers for Taxes and Insurance	(209)	(176)
Proceeds from Other Bank Borrowings	1,100	4,200
Proceeds from Stock Options Exercised	-	198
Plan Share Distributions	113	113

Net Cash Used in Financing Activities	(8,083)	(16,206)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,097)	(43,631)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$24,765	$64,078

CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,668	$20,447

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$5,968	$1,239
Market Value Adjustment for Gain (Loss) on Securities Available-for-Sale	733	(1,111)
Transfer from Loans to Other Real Estate Owned	465	269

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (“Home Federal Bank” or the “Bank”). These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended December 31, 2023 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2024.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the statement of financial condition date for potential recognition in the consolidated financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the statement of financial condition date are recognized in the consolidated financial statements as of December 31, 2023. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred through the date these consolidated financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency. The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank’s customers by ten full-service banking offices and home office, located in Caddo, Bossier and Webster Parishes, Louisiana. The area served by the Bank is primarily the Shreveport-Bossier City-Minden combined statistical area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of December 31, 2023, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

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

The Company held no trading securities as of December 31, 2023 and June 30, 2023.

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

Earnings per Share

Earnings per share are computed based upon the weighted average number of common shares outstanding during the period. The Company’s basic and diluted earnings per share were $0.73 and $0.72, respectively, for the six months ended December 31, 2023 compared to basic and diluted earnings per share of $1.10 and $1.05, respectively, for the six months ended December 31, 2022. The Company’s basic and diluted earnings per share were $0.33 for the three months ended December 31, 2023 compared to basic and diluted earnings per share of $0.57 and $0.55, respectively, for the three months ended December 31, 2022.

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

Critical Accounting Policies

During the six months ended December 31, 2023, the Company implemented CECL accounting policies, procedures, and controls as part of its adoption of ASU No. 2016-13 and subsequent ASUs issued to amend ASC Topic 326. There were no other changes made to the Company’s internal control over financial reporting that occurred during the six months ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Recent Accounting Pronouncements

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016, the FASB issued ASU 2016-13 which requires earlier measurement of credit losses and enhances disclosures. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The Company formed a cross-functional working group, who have worked through an implementation plan which includes assessment, review and documentation of various aspects of the implementation plan. After significant evaluation of approved methodologies, the Company determined to utilize a third-party vendor model, in which a weighted average remaining maturity methodology was appropriate for the size and complexity of the Company. ASU 2016-13 is effective for the Company for annual and interim periods beginning on July 1, 2023. The Company adopted ASU 2016-13 in the first quarter of fiscal 2024. The adoption of the ASU 2016-13 resulted in an increase in the allowance for loan losses as a result of changing from an incurred loss model, which encompasses allowances for current known and inherent losses within the portfolio, to an expected loss model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The amount determined from adoption was recognized as a cumulative effect adjustment to the July 1, 2023 retained earnings.

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

The following table presents the impact of adopting ASU 2016-13 on July 1, 2023 (in thousands):

Allowance for credit losses – loans:	Beginning Balance June 30, 2023	Impact of ASU 2016-13 Adoption	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance December 31, 2023
Real Estate Loans:
1-4 Family residential	$1,900	$688	$385	$(428)	$3	$2,548
Commercial	1,673	(119)	(405)	-	-	1,149
Multi-Family	228	(139)	50	-	-	139
Land	274	(85)	(19)	(7)	-	163
Construction	254	(44)	(106)	-	-	104
Home Equity Loans and Lines of Credit	251	30	32	-	3	316
Commercial Loans	588	24	28	-	-	640
Consumer Loans	5	4	19	(14)	-	14
Total allowance for credit losses	$5,173	$359	$(16)	$(449)	$6	$5,073

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2. Securities

The amortized cost and fair value of securities with gross unrealized gains and losses follows:

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
		(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$11,573	$6	$717	$10,862
FNMA Mortgage-Backed Certificates	14,357	-	1,337	13,020
GNMA Mortgage-Backed Certificates	4,309	3	795	3,517

Total Debt Securities	30,239	9	2,849	27,399

US Treasury Securities	5,969	101	-	6,070
Municipals	3,729	111	-	3,840

Total Securities Available-for-Sale	$39,937	$221	$2,849	$37,309

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$615	$-	$51	$564
FHLMC Mortgage-Backed Certificates	28,753	-	5,227	23,526
FNMA Mortgage-Backed Certificates	39,289	-	6,474	32,815

Total Debt Securities	68,657	-	11,752	56,905

Municipals	1,299	-	53	1,246

Equity Securities (Non-Marketable)
13,098 Shares – Federal Home Loan Bank	1,327	-	-	1,327
630 Shares – First National Bankers Bankshares, Inc.	250	-	-	250

Total Equity Securities	1,577	-	-	1,577

Total Securities Held-to-Maturity	$71,533	$-	$11,805	$59,728

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2.          Securities (continued)

The amortized cost and fair value of securities by contractual maturity at December 31, 2023 follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In Thousands)

Debt Securities
Within One Year or Less	$-	$-	$-	$-
One through Five Years	1	1	-	-
After Five through Ten Years	2,985	2,888	563	541
Over Ten Years	27,253	24,510	68,094	56,364
	30,239	27,399	68,657	56,905

US Treasury Securities
Within One Year or Less	$5,471	$5,568	$-	$-
One through Five Years	498	502	-	-
After Five through Ten Years	-	-	-	-
Over Ten Years	-	-	-	-
	5,969	6,070	-	-

Municipals
Within One Year or Less	$-	$-	$-	$-
One through Five Years	365	367	217	210
After Five through Ten Years	-	-	-	-
Over Ten Years	3,364	3,473	1,082	1,036
	3,729	3,840	1,299	1,246

Other Equity Securities	-	-	1,577	1,577

Total	$39,937	$37,309	$71,533	$59,728

Securities available-for-sale totaling $2.7 million were purchased during the six months ended December 31, 2023. There were no securities sold during the six months ended December 31, 2023.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2.           Securities (continued)
The following tables show information pertaining to gross unrealized losses on securities available-for-sale and held-to-maturity at December 31, 2023 and June 30, 2023 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

December 31, 2023
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$4	$404	$2,845	$26,415

Municipals	-	-	-	-

US Treasury Securities	-	-	-	-

Total Securities Available-for-Sale	$4	$404	$2,845	$26,415

	December 31, 2023
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Held-to-Maturity

Mortgage-Backed Securities	$-	$-	$11,752	$56,905

Municipals	-	-	53	1,246

Total Securities Held-to-Maturity	$-	$-	$11,805	$58,151

The number of debt securities in an unrealized loss position was 65 at December 31, 2023.

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

Management evaluates securities for impairment from credit losses at least quarterly, and more frequently when economic and market conditions warrant such evaluations. Consideration is given to numerous factors including, but not limited to, the extent to which the fair value is less than the amortized cost basis; adverse conditions causing changes in the financial condition of the issuer of the security or underlying loan guarantors; changes to the rating of the security by a rating agency; and the Company’s intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost, which may extend to maturity. If this evaluation indicates the existence of credit losses, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis. If the present value of expected cash flows is less than the amortized cost basis, an allowance for credit losses is recorded, limited by the amount that the fair value of the security is less than its amortized cost.

The unrealized losses on the Company’s investment in mortgage-backed securities at December 31, 2023 and June 30, 2023 were caused by interest rate changes. The contractual cash flows of these investments are guaranteed by agencies of the U.S. Government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not have an allowance for credit losses for these investments at December 31, 2023.

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

At December 31, 2023, securities with a carrying value of $6.6 million were pledged to secure public deposits and securities and mortgage loans with a carrying value of $192.8 million were pledged to secure FHLB advances.

3. Loans Receivable

Loans receivable are summarized as follows:

	December 31, 2023	June 30, 2023
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$187,540	$179,579
Commercial	151,167	148,441
Multi-Family Residential	39,578	28,849
Land	29,507	26,841
Construction	16,088	28,035
Equity and Second Mortgage	2,630	2,450
Equity Lines of Credit	21,643	23,817

Total Mortgage Loans	448,153	438,012

Commercial Loans	57,356	55,364
Consumer Loans
Loans on Savings Accounts	434	372
Other Consumer Loans	1,023	1,082

Total Consumer Other Loans	1,457	1,454
Total Loans	506,966	494,830

Less: Allowance for Credit Losses	(5,073)	(5,173)
Unamortized Loan Fees	(132)	(164)
	(5,205)	(5,337)

Net Loans Receivable	$501,761	$489,493

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

Pass Watch - Loans are considered marginal, meaning some weakness has been identified which could cause future impairment of repayment. However, these relationships are currently protected from any apparent loss by collateral and are still considered a pass.

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

The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, as of December 31, 2023:

	Term Loans Amortized Cost by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Lines	Total
	(In Thousands)
One-to-four family residential
Risk rating
Pass	$53,321	$49,406	$39,077	$23,591	$4,154	$15,398	$-	$184,947
Special mention	460	-	365	-	-	464	-	1,289
Substandard	283	131	-	768	22	100	-	1,304
Doubtful	-	-	-	-	-	-	-	-
Total one-to-four family residential	$54,064	$49,537	$39,442	$24,359	$4,176	$15,962	$-	$187,540
Current period gross charge-offs	$-	$-	$-	$-	$-	$428	$-	$428

Commercial
Risk rating
Pass	$34,428	$45,353	$45,712	$21,271	$1,809	$1,135	$-	$149,708
Special mention	328	113	60	-	-	-	-	501
Substandard	958	-	-	-	-	-	-	958
Doubtful	-	-	-	-	-	-	-	-
Total commercial	$35,714	$45,466	$45,772	$21,271	$1,809	$1,135	$-	$151,167
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

	Term Loans Amortized Cost by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Lines	Total
	(In Thousands)
Multi-family residential
Risk rating
Pass	$4,832	$13,579	$2,266	$7,103	$5,978	$5,820	$-	$39,578
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total multi-family residential	$4,832	$13,579	$2,266	$7,103	$5,978	$5,820	$-	$39,578
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Land
Risk rating
Pass	$10,419	$8,130	$8,137	$1,994	$182	$252	$-	$29,114
Special mention	-	-	36	-	-	-	-	36
Substandard	49	308	-	-	-	-	-	357
Doubtful	-	-	-	-	-	-	-	-
Total land	$10,468	$8,438	$8,173	$1,994	$182	$252	$-	$29,507
Current period gross charge-offs	$-	$7	$-	$-	$-	$-	$-	$7

Construction
Risk rating
Pass	$11,537	$4,551	$-	$-	$-	$-	$-	$16,088
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total construction	$11,537	$4,551	$-	$-	$-	$-	$-	$16,088
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Equity loans and lines of credit
Risk rating
Pass	$9,810	$5,885	$5,699	$870	$220	$1,635	$-	$24,119
Special mention	-	-	-	-	-	-	-	-
Substandard	-	92	7	55	-	-	-	154
Doubtful	-	-	-	-	-	-	-	-
Total home equity and lines of credit	$9,810	$5,977	$5,706	$925	$220	$1,635	$-	$24,273
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial loans
Risk rating
Pass	$28,323	$10,586	$7,563	$5,977	$1,665	$444	$-	$54,558
Special mention	1,919	82	204	-	-	-	-	2,205
Substandard	295	70	228	-	-	-	-	593
Doubtful	-	-	-	-	-	-	-	-
Total commercial loans	$30,537	$10,738	$7,995	$5,977	$1,665	$444	$-	$57,356
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans
Risk rating
Pass	$676	$279	$35	$323	$55	$69	$-	$1,437
Special mention	-	-	-	-	-	-	-	-
Substandard	20	-	-	-	-	-	-	20
Doubtful	-	-	-	-	-	-	-	-
Total consumer loans	$696	$279	$35	$323	$55	$69	$-	$1,457
Current period gross charge-offs	$6	$-	$3	$-	$5	$-	$-	$14

Total
Pass	$153,346	$137,769	$108,489	$61,129	$14,063	$24,753	$-	$499,549
Special mention	2,707	195	665	-	-	464	-	4,031
Substandard	1,605	601	235	823	22	100	-	3,386
Doubtful	-	-	-	-	-	-	-	-
Total	$157,658	$138,565	$109,389	$61,952	$14,085	$25,317	$-	$506,966
Current period gross charge-offs	$6	$7	$3	$-	$5	$428	$-	$449

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present an aging analysis of past due loans, segregated by class of loans, as of December 31, 2023 and June 30, 2023:

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$231	$-	$913	$1,144	$186,396	$187,540	$-
Commercial	-	-	-	-	151,167	151,167	-
Multi-Family Residential	-	-	-	-	39,578	39,578	-
Land	-	-	344	344	29,163	29,507	-
Construction	-	-	-	-	16,088	16,088	-
Equity and Second Mortgage	-	-	-	-	2,630	2,630	-
Equity Lines of Credit	184	-	16	200	21,443	21,643	-
Commercial Loans	-	212	408	620	56,736	57,356	-
Consumer Loans	9	-	-	9	1,448	1,457	-

Total	$424	$212	$1,681	$2,317	$504,649	$506,966	$-
June 30, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$177	$750	$1,174	$2,101	$177,478	$179,579	$-
Commercial	-	-	-	-	148,441	148,441	-
Multi-Family Residential	-	-	-	-	28,849	28,849	-
Land	36	-	-	36	26,805	26,841	-
Construction	-	-	-	-	28,035	28,035	-
Equity and Second Mortgage	54	-	-	54	2,396	2,450	-
Equity Lines of Credit	-	-	-	-	23,817	23,817	-
Commercial Loans	63	-	-	63	55,301	55,364	-
Consumer Loans	-	-	-	-	1,454	1,454	-

Total	$330	$750	$1,174	$2,254	$492,576	$494,830	$-

There was no interest income recognized on non-accrual loans during the six months ended December 31, 2023 or the year ended June 30, 2023. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the six months ended December 31, 2023 and the year ended June 30, 2023 was approximately $76,000 and $182,000, respectively.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for credit losses by loan portfolio class and recorded investment in loans for the six months ended December 31, 2023 and year ended June 30, 2023 was as follows:

	Real Estate Loans
December 31, 2023	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for credit losses:
Beginning Balances	$1,900	$1,673	$228	$274	$254	$251	$588	$5	$5,173
Impact of ASU 2016-13	688	(119)	(139)	(85)	(44)	30	24	4	359
Charge-Offs	(428)	-	-	(7)	-	-	-	(14)	(449)
Recoveries	3	-	-	-	-	3	-	-	6
Current Provision (Recovery)(1)	385	(405)	50	(19)	(106)	32	28	19	(16)
Ending Balances	$2,548	$1,149	$139	$163	$104	$316	$640	$14	$5,073

(1)	Current provision included in the table only includes the portion related to loans receivable.

	Real Estate Loans
June 30, 2023	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for credit losses:
Beginning Balances	$1,367	$1,295	$357	$305	$282	$197	$646	$2	$4,451
Charge-Offs	(41)	-	-	-	-	(26)	(170)	-	(237)
Recoveries	4	-	-	-	-	5	82	-	91
Current Provision (Recovery)	570	378	(129)	(31)	(28)	75	30	3	868
Ending Balances	$1,900	$1,673	$228	$274	$254	$251	$588	$5	$5,173

Evaluated for Impairment:
Individually	495	100	-	-	-	4	29	-	628
Collectively	1,405	1,573	228	274	254	247	559	5	4,545

Loans Receivable:
Ending Balances – Total	$179,579	$148,441	$28,849	$26,841	$28,035	$26,267	$55,364	$1,454	$494,830
Ending Balances:
Evaluated for Impairment:
Individually	3,043	1,654	-	-	-	69	2,339	22	7,127
Collectively	$176,536	$146,787	$28,849	$26,841	$28,035	$26,198	$53,025	$1,432	$487,703

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present loans individually evaluated for impairment, segregated by class of loans, as of December 31, 2023 and impaired loans at June 30, 2023:

December 31, 2023	Loan Balance	Specific Allocations
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$4,924	$223
Commercial	147	5
Multi-Family Residential	-	-
Land	-	2
Construction	66	-
Equity and Second Mortgage	64	4
Equity Lines of Credit	-	-
Commercial Loans	7,332	6
Consumer Loans	321	5

Total	$12,854	$245

June 30, 2023	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,559	$156	$2,403	$2,559	$495	$3,644
Commercial	1,617	-	1,617	1,617	100	1,675
Multi-Family Residential	-	-	-	-	-	-
Land	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Equity and Second Mortgage	-	-	-	-	-	63
Equity Lines of Credit	-	-	-	-	-	-
Commercial Loans	2,197	37	2,160	2,197	29	2,659
Consumer Loans	-	-	-	-	-	23
Purchased Credit Impaired	754	685	69	754	4	754

Total	$7,127	$878	$6,249	$7,127	$628	$8,818

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status. As of December 31, 2023, there were no residential loans in the process of foreclosure.

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

As of December 31, 2023, there were no loans whose terms were modified for borrowers who may be experiencing financial difficulties.

At December 31, 2023 and June 30, 2023, accrued interest receivable on loans was $1.6 million and included within accrued interest receivable on the consolidated balance sheets.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Deposits

Deposits at December 31, 2023 and June 30, 2023 consist of the following classifications:

	December 31, 2023	June 30, 2023
	(In Thousands)
Non-Interest Bearing	$136,217	$145,553
NOW Accounts	65,185	65,335
Money Markets	92,415	114,195
Passbook Savings	70,623	81,895
	364,440	406,978

Certificates of Deposit	219,249	190,383

Total Deposits	$583,689	$597,361

5.  Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three and six months ended December 31, 2023 and 2022 were calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(In Thousands, Except Per Share Data)

Net income	$1,003	$1,713	$2,223	$3,384

Weighted average shares outstanding – basic	3,040	2,995	3,033	3,084
Effect of dilutive common stock equivalents	45	136	64	149
Adjusted weighted average shares outstanding – diluted	3,085	3,131	3,097	3,233

Basic earnings per share	$0.33	$0.57	$0.73	$1.10
Diluted earnings per share	$0.33	$0.55	$0.72	$1.05

For the three months ended December 31, 2023 and 2022, there were outstanding options to purchase 364,916 and 385,816 shares, respectively, at a weighted average exercise price of $11.65 and $11.81 per share, respectively, and for the six months ended December 31, 2023 and 2022, there were outstanding options to purchase 364,916 and 389,125 shares, respectively, at a weighted average exercise price of $11.65 and $11.81 per share, respectively. For the quarter ended December 31, 2023 and 2022, 45,265 options and 136,218 options, respectively, were included in the computation of diluted earnings per share. For the six month period ended December 31, 2023 and 2022, 63,205 options and 149,506 options, respectively, were included in the computation of diluted earnings per share.

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(In Thousands)

Average common shares issued	6,125	6,125	6,125	6,125
Average unearned ESOP shares	(96)	(119)	(100)	(122)
Average Company stock purchased	(2,989)	(3,011)	(2,992)	(2,919)

Weighted average shares outstanding	3,040	2,995	3,033	3,084

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. Stock-Based Compensation

Stock Option Plans

On August 10, 2005, the stockholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the “2005 Option Plan”) for the benefit of directors, officers, and other key employees. The aggregate number of shares of common stock reserved for issuance under the 2005 Option Plan totaled 317,736 (as adjusted). Both incentive stock options and non-qualified stock options may be granted under the 2005 Option Plan. The 2005 Stock Option Plan terminated on June 8, 2015; however, the 4,266 outstanding options as of December 31, 2023 remain in effect for the remainder of their original ten year terms and expire July 31, 2024.

On December 23, 2011, the stockholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan (the “2011 Option Plan,” together with the 2005 Option Plan, the “Option Plans”) for the benefit of directors, officers, and other key employees. The aggregate number of shares of common stock reserved for issuance under the 2011 Option Plan totaled 389,044 (as adjusted). The 2011 Option Plan terminated on December 23, 2021; however, the 37,350 outstanding options as of December 31, 2023 remain in effect for the remainder of their original ten year term and expire July 31, 2024.

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

Stock Incentive Plans

On November 12, 2014, the stockholders of the Company approved the adoption of the Company’s 2014 Stock Incentive Plan (the “2014 Stock Incentive Plan”) for the benefit of employees and non-employee directors as an incentive to contribute to the success of the Company and reward employees for outstanding performance and the attainment of targeted goals. The 2014 Stock Incentive Plan covers a total of 300,000 shares (as adjusted), of which no more than 74,000 shares (as adjusted), or 25% of the plan, may be share rewards. The balance of the plan is reserved for stock option awards which would total 225,000 stock options (as adjusted), assuming all the share awards are issued. All incentive stock options granted under the 2014 Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code. The 2014 Stock Incentive Plan will terminate on August 13, 2024.

On November 13, 2019, the stockholders of the Company approved the adoption of the Company’s 2019 Stock Incentive Plan (the “2019 Stock Incentive Plan,” together with the 2014 Stock Incentive Plan, the “Stock Incentive Plans”) which provides for a total of 250,000 shares (as adjusted) reserved for future issuance as stock awards or stock options. No more than 62,500 shares (as adjusted), or 25%, may be granted as stock awards. The balance of the plan is reserved for stock option awards. On November 11, 2020, the Company granted a total of 62,500 plan share awards and 187,500 stock options to directors, officers and other key employees vesting ratably over five years. The Stock Incentive Plans costs are recognized over the five year vesting period. As of December 31, 2023, there are 1,600 plan share awards and 23,000 stock options available for future grants under the Stock Incentive Plans.

For the three months ended December 31, 2023 and 2022, compensation expense charged to operations under the Stock Incentive Plans was $46,000 and $54,000, respectively. Compensation expense pertaining to the Stock Incentive Plans was $113,000 for the six months ended December 31, 2023 and 2022.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7. Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amounts of $2.9 million and $4.1 million at December 31, 2023 and June 30, 2023, respectively.

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

At December 31, 2023 and June 30, 2023, the carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2023		June 30, 2023
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$8,668	$8,668	$24,765	$24,765
Securities Available-for-Sale	37,309	37,309	39,551	39,551
Securities to be Held-to-Maturity	71,533	59,728	74,423	61,222
Loans Held-for-Sale	1,851	1,851	4	4
Loans Receivable	501,761	459,262	489,493	444,117

Financial Liabilities
Deposits	$583,689	$492,575	$597,361	$481,055
Advances from FHLB	5,400	5,400	-	-
Other Borrowings	9,650	9,650	8,550	8,550

Off-Balance Sheet Items
Mortgage Loan Commitments	$14,331	$14,331	$13,277	$13,277

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used during the six months ended December 31, 2023.

Fair values of assets and liabilities measured on a recurring basis at December 31, 2023 and June 30, 2023 are as follows:

	Fair Value Measurements
December 31, 2023	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$-	$10,863	$-	$10,863
FNMA	-	13,019	-	13,019
GNMA	-	3,516	-	3,516
US Treasury Notes	-	6,070	-	6,070
Municipal Bonds	-	3,841	-	3,841

Total	$-	$37,309	$-	$37,309

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8.          Fair Value Disclosures (continued)

	Fair Value Measurements
June 30, 2023	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$-	$11,156	$-	$11,156
FNMA	-	13,714	-	13,714
GNMA	-	3,764	-	3,764
US Treasury Notes	-	9,841	-	9,841
Municipal Bonds	-	1,076	-	1,076

Total	$-	$39,551	$-	$39,551

Fair values of assets and liabilities measured on a non-recurring basis at December 31, 2023 and June 30, 2023 are as follows:

	Fair Value Measurements
December 31, 2023	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans,
Net of Allowance	$-	$-	$3,284	$3,284

Other Real Estate Owned,
Net of Allowance	$-	$-	$-	$-

Total	$-	$-	$3,284	$3,284

	Fair Value Measurements
June 30, 2023	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans,
Net of Allowance	$-	$-	$701	$701

Other Real Estate Owned,
Net of Allowance	$-	$-	$330	$330

Total	$-	$-	$1,031	$1,031

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

At December 31, 2023 and June 30, 2023, the carrying amounts of the ROU assets and corresponding lease liabilities were as follows:

(In Thousands)		December 31, 2023	June 30, 2023
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other Assets	$822	$829
Total Lease Right-of-Use Assets		$822	$829

Lease Liabilities
Operating lease liabilities	Other Accrued Expenses and Liabilities	$864	$866
Total Lease Liabilities		$864	$866

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

	December 31, 2023	June 30, 2023
Weighted-average remaining lease term
Operating leases	34.8 years	35.4 years

Weighted-average discount rate
Operating leases	3.00%	3.00%

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the six months ended December 31, 2023, the Company implemented new current expected credit loss (“CECL”) accounting policies, procedures, and controls as part of its adoption of ASU No. 2016-13 and subsequent ASUs issued to amend ASC Topic 326.

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
Discussion of Financial Condition Changes from June 30, 2023 to December 31, 2023

General

At December 31, 2023, the Company reported total assets of $654.2 million, a decrease of $6.7 million, or 1.0%, compared to total assets of $660.9 million at June 30, 2023. The decrease in assets was comprised primarily of decreases in cash and cash equivalents of $16.1 million, or 65.0%, from $24.8 million at June 30, 2023 to $8.7 million at December 31, 2023, investment securities of $5.1 million, or 4.5%, from $114.0 million at June 30, 2023 to $108.8 million at December 31, 2023, real estate owned of $368,000, or 100.0% from $368,000 at June 30, 2023 to none at December 31, 2023, core deposit intangible of $179,000, or 11.7%, from $1.5 million at June 30, 2023 to $1.4 million at December 31, 2023, deferred tax asset of $140,000, or 10.7%, from $1.3 million at June 30, 2023 to $1.2 million at December 31, 2023, and other assets of $117,000, or 8.2%, from $1.4 million at June 30, 2023 to $1.3 million at December 31, 2023. These decreases were partially offset by increases in net loans receivable of $12.3 million, or 2.5%, from $489.5 million at June 30, 2023 to $501.8 million at December 31, 2023, loans-held-for-sale of $1.8 million, from $4,000 at June 30, 2023 to $1.9 million at December 31, 2023, premises and equipment of $1.0 million, or 6.3%, from $16.6 million at June 30, 2023 to $17.6 million at December 31, 2023, accrued interest receivable of $93,000, or 5.2%, from $1.8 million at June 30, 2023 to $1.9 million at December 31, 2023, and bank owned life insurance of $54,000, or 0.8%, from $6.7 million at June 30, 2023 to $6.8 million at December 31, 2023. The decrease in cash and cash equivalents was primarily due to a decrease in total deposits and the funding of additional loan growth.  The decrease in held to maturity securities was due to $2.9 million in principal payments.  The increase in loans held-for-sale primarily reflected an increase in loans originated for sale during the six months ended December 31, 2023.

Cash and Cash Equivalents

Cash and cash equivalents decreased $16.1 million, or 65.0%, from $24.8 million at June 30, 2023 to $8.7 million at December 31, 2023. The decrease in cash and cash equivalents was primarily due to the funding of loan originations along with a reduction in total deposits.

Loans Receivable, Net

Loans receivable, net, increased by $12.3 million, or 2.5%, to $501.8 million at December 31, 2023 compared to $489.5 million at June 30, 2023.  The increase in loans receivable, net was primarily due to increases in multi-family residential loans of $10.7 million, one-to-four family residential loans of $8.0 million, commercial real estate loans of $2.7 million, land loans of $2.7 million, commercial non-real estate loans of $2.0 million, equity and second mortgage loans of $180,000, and consumer loans of $3,000, partially offset by decreases in construction loans of $11.9 million, and equity line-of-credit loans of $2.2 million.

Loans Held-for-Sale

Loans held-for-sale increased $1.8 million, from $4,000 at June 30, 2023 to $1.9 million at December 31, 2023.  The increase in loans held-for-sale results primarily from the increase in the origination volume during the first six months of fiscal year end 2024.

Investment Securities

Investment securities amounted to $108.8 million at December 31, 2023 compared to $114.0 million at June 30, 2023, a decrease of $5.2 million, or 4.5%.  The decrease in investment securities was primarily due to $8.7 million in principal repayments on mortgage backed securities, partially offset by security purchases of $2.7 million and a $733,000 decrease in market value losses on available-for-sale securities.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
Discussion of Financial Condition Changes from June 30, 2023 to December 31, 2023 (continued)

Premises and Equipment, Net

Premises and equipment, net increased $1.0 million, or 6.3%, to $17.6 million at December 31, 2023 compared to $16.6 million at June 30, 2023.  The increase in premises and equipment was primarily due to construction costs of a new Minden branch that will replace an existing temporary location and is expected to open in April 2024.

Asset Quality

At December 31, 2023, the Company had $2.2 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $1.6 million on non-performing assets at June 30, 2023, consisting of eleven commercial non-real estate loans, six single-family residential loans, three land loans, and three home equity line-of-credit loans at December 31, 2023, compared to seven single-family residential loans, three commercial non-real estate loans, one consumer loan and two single-family residences in other real estate owned at June 30, 2023.  At December 31, 2023 the Company had 12 commercial non-real-estate loans, seven single family residential loans, four home-equity line-of-credit loans, two land loans, one commercial real estate loan, and one auto loan classified as substandard, compared to ten single family residential loans, three commercial non-real-estate loans, two commercial real estate loans, and three home equity line-of-credit loans classified as substandard at June 30, 2023.  There were no loans classified as doubtful at December 31, 2023 or June 30, 2023.

Total Liabilities

Total liabilities decreased $8.8 million, or 1.4%, from $610.4 million at June 30, 2023 to $601.6 million at December 31, 2023. The decrease in liabilities was comprised primarily of decreases in total deposits of $13.7 million, or 2.3%, from $597.4 million at June 30, 2023 to $583.7 million at December 31, 2023, other accrued expenses and liabilities of $1.4 million, or 35.8%, from $3.9 million at June 30, 2023 to $2.5 million at December 31, 2023, and advances from borrowers for taxes and insurance of $209,000, or 37.7%, from $554,000 at June 30, 2023 to $345,000 at December 31, 2023. The decreases were partially offset by increases in short term advances from FHLB of $5.4 million from none at June 30, 2023 to $5.4 million at December 31, 2023, and other borrowings of $1.1 million, or 12.9%, from $8.6 million at June 30, 2023 to $9.7 million at December 31, 2023. The decrease in deposits was primarily due to decreases in money market deposits of $21.8 million, or 19.1%, from $114.2 million at June 30, 2023 to $92.4 million at December 31, 2023, savings deposits of $11.3 million, or 13.8%, from $81.9 million at June 30, 2023 to $70.6 million at December 31, 2023, non-interest deposits of $9.4 million, or 6.4%, from $145.6 million at June 30, 2023 to $136.2 million at December 31, 2023, NOW accounts of $150,000, or 0.2%, from $65.3 million at June 30, 2023 to $65.2 million at December 31, 2023, partially offset by an increase in certificates of deposit of $28.9 million, or 15.2%, from $190.4 million at June 30, 2023 to $219.2 million at December 31, 2023. The Company had $3.0 million in brokered deposits at both December 31, 2023 and June 30, 2023. There was a shift of balances between deposit categories due to customers moving funds from lower yielding categories to higher yielding categories. The $13.7 million decrease in deposits from June 30, 2023 to December 31, 2023 was primarily due to an estate settlement totaling $24.2 million. $15.4 million of the settlement has been paid out to date, with the remaining $8.8 million to be paid out in the future. This loss of deposits resulted in an increase in short term advances from FHLB.

Stockholders’ Equity

Shareholders’ equity increased $2.1 million, or 4.1%, to $52.6 million at December 31, 2023 from $50.5 million at June 30, 2023. The primary reasons for the changes in shareholders’ equity from June 30, 2023 was net income of $2.2 million, a decrease in the Company’s accumulated other comprehensive loss of $532,000, the vesting of restricted stock awards, stock options, and the release of employee stock ownership plan shares totaling $300,000, partially offset by dividends paid totaling $784,000, CECL implementation totaling $189,000, and stock repurchases of $30,000.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
Discussion of Financial Condition Changes from June 30, 2023 to December 31, 2023 (continued)

Regulatory Capital

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency (“OCC”).  At December 31, 2023, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements. At December 31, 2023, Home Federal Bank exceeded each of its regulatory capital requirements with tangible equity, common equity Tier 1, core, and total risk-based capital ratios of 9.15%, 13.09%, 9.15%, and 14.19%, respectively.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2023 and 2022

General

The decrease in net income for the three months ended December 31, 2023, as compared to same period in 2022 resulted primarily from an increase of $693,000, or 19.4%, in non-interest expense, a decrease of $421,000, or 7.9%, in net interest income, and a decrease of $402,000, or 74.5%, in non-interest income, partially offset by a decrease of $640,000, or 144.1%, in provision (benefit) for income taxes, and a decrease of $166,000, or 110.7%, in the provision for credit losses. The decrease in net interest income for the three months ended December 31, 2023, as compared to same period in 2022, was primarily due to an increase of $2.4 million, or 315.9%, in total interest expense, partially offset by an increase of $2.0 million, or 32.7%, in total interest income.  The Company’s average interest rate spread was 2.45% for the three months ended December 31, 2023, compared to 3.67% for the three months ended December 31, 2022. The Company’s net interest margin was 3.14% for the three months ended December 31, 2023, compared to 3.91% for the three months ended December 31, 2022.

The decrease in net income for the six months ended December 31, 2023, as compared to same period in 2022 resulted primarily from an increase of $1.1 million, or 15.4%, in non-interest expense, a decrease of $514,000, or 47.3%, in non-interest income, and a decrease of $443,000, or 4.2%, in net interest income, partially offset by a decrease of $584,000, or 102.8%, in the provision for credit losses, and a decrease of $339,000, or 74.7%, in provision for income taxes. The decrease in net interest income for the six months ended December 31, 2023, as compared to same period in 2022, was primarily due to an increase of $4.7 million, or 381.3%, in total interest expense, partially offset by an increase of $4.3 million, or 36.1%, in total interest income.  The Company’s average interest rate spread was 2.60% for the six months ended December 31, 2023 compared to 3.70% for the six months ended December 31, 2022. The Company’s net interest margin was 3.26% for the six months ended December 31, 2023 compared to 3.91% for the six months ended December 31, 2022.

Provision for Credit Losses

On July 1, 2023, the Company adopted the new current expected credit loss (“CECL”) methodology for estimating credit losses.   This resulted in a $189,000 increase to the allowance for credit losses (the “ACL”) and a one-time cumulative adjustment resulted in a $149,000, net of tax, decrease to stockholders’ equity.   For purchased credit deteriorated loans, the Company applied the guidance under CECL using the prospective transition approach.  As a result, the Company adjusted the amortized cost basis of the purchased credit deteriorated loans by $170,000 to reclassify the purchase discount to the allowance for credit losses on July 1, 2023.   The ACL account increased $359,000 from these two transactions.  No provision expense was recorded in the first quarter of 2024 and a recovery of credit losses of $16,000 was recorded in the second quarter of 2024.  As of December 31, 2023, the ACL was $5.1 million, and the ratio of ACL to gross loans was 1.00%.  As of June 30, 2023, the ACL was $5.2 million, and the ratio of allowance for loan and lease losses (“ALLL”) to gross loans was 1.05%. No ACL was recorded for unfunded commitments due to all unfunded commitments being unconditionally cancellable.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
Comparison of Operating Results for the Three and Six Months Ended December 31, 2023 and 2022 (continued)

Non-interest Income

The $402,000 decrease in non-interest income for the three months ended December 31, 2023, compared to the prior year quarterly period, was primarily due to an increase of $381,000 in loss on sale of real estate, and a $66,000 decrease in gain on sale of loans, partially offset by a $38,000 increase in service charges on deposit accounts, an increase of $5,000 in other non-interest income, and an increase of $2,000 in income on bank owned life insurance. The $514,000 decrease in non-interest income for the six months ended December 31, 2023 compared to the prior year six-month period was primarily due to an increase of $415,000 in loss on sale of real estate, and a decrease of $202,000 in gain on sale of loans, partially offset by a $94,000 increase in service charges on deposit accounts, an increase of $7,000 in other non-interest income, and a $2,000 increase in income from bank owned life insurance. The decreases in gain on sale of loans for both the quarter and six months ended December 31, 2023, were primarily due to a decrease in refinance activity causing a decrease in mortgage loan originations. In addition, in recent periods the Company has increased its originations of adjustable rate mortgages for portfolio rather than for sale in the secondary market. The increases in loss on sale of real estate for both the quarter and six months ended December 31, 2023, were primarily due to the bulk sale of twenty-one distressed rental properties.

Non-interest Expense

The $693,000 increase in non-interest expense for the three months ended December 31, 2023, compared to the same period in 2022, is primarily attributable to increases of $235,000 in compensation and benefits expense, $186,000 in audit and examination fees, $113,000 in professional fees,  $85,000 in amortization of core deposit intangible expense, $55,000 in deposit insurance premium expense, $46,000 in occupancy and equipment expense, $42,000 in franchise and bank shares tax expense, $38,000 in other non-interest expense, and $14,000 in advertising expense. The increases were partially offset by a decrease of $91,000 in data processing expense, and $30,000 in loan and collection expense. The $1.1 million increase in non-interest expense for the six months ended December 31, 2023, compared to the same six-month period in 2022, is primarily attributable to increases of $309,000 in compensation and benefits expense, $213,000 in audit and examination fees, $179,000 in amortization of core deposit intangible expense, $147,000 in professional fees, $99,000 in deposit insurance premium expense, $93,000 in occupancy and equipment expense, $83,000 in advertising expense, and $79,000 in franchise and bank shares tax expense. The increases were partially offset by decreases of $27,000 in data processing expense, $26,000 in other non-interest expense, and  $22,000 in loan and collection expense. The increases in compensation and benefits expense were primarily due to additional branch and back office staff.

Income Taxes

There was an income tax benefit of $196,000 and an income tax expense of $114,000 for the three and six months ended December 31, 2023, respectively, resulting in an effective tax rate of (24.23)% and 4.90%. Income taxes amounted to $444,000 and $453,000 for the three and six months ended December 31, 2022, respectively. The decrease in provision for income taxes was due to an adjustment in taxes related to stock option exercises for the 2022 period.

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
Comparison of Operating Results for the Three and Six Months Ended December 31, 2023 and 2022 (continued)

	Three Months Ended December 31,
	2023			2022
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$507,844	$7,397	5.78%	$415,113	$5,406	5.17%
Investment securities	109,485	670	2.43	107,490	493	1.82
Interest-earning deposits	1,751	13	2.95	17,067	189	4.39
Total interest-earning assets	619,080	8,080	5.18%	$539,670	6,088	4.48%
Non-interest-earning assets	41,169			36,125
Total assets	$660,249			$575,795
Interest-bearing liabilities:
Savings accounts	$73,228	74	0.40%	$109,471	80	0.29%
NOW accounts	65,252	70	0.43	61,223	42	0.27
Money market accounts	95,763	601	2.49	96,264	96	0.40
Certificate accounts	212,792	2,151	4.01	101,234	427	1.67
Total interest-bearing deposits	447,035	2,896	2.57	368,192	645	0.70
Other Borrowings	9,202	199	8.58	6,422	109	6.74
FHLB advances	5,379	78	5.75	817	10	4.80
Total interest-bearing liabilities	$461,616	3,173	2.73%	$375,431	764	0.81%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	143,054			149,091
Other liabilities	4,656			3,454
Total liabilities	609,326			527,976
Total Stockholders’ Equity(1)	50,924			47,819

Total liabilities and stockholders’ equity	$660,250			$575,795

Net interest-earning assets	$157,464			$164,239

Net interest income; average interest rate spread(2)		$4,907	2.45%		$5,324	3.67%
Net interest margin(3)			3.14%			3.91%
Average interest-earning assets to average interest-bearing liabilities			134.11%			143.75%

(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

Comparison of Operating Results for the Three and Six Months Ended December 31, 2023 and 2022 (continued)

	Six Months Ended December 31,
	2023			2022
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$503,043	$14,671	5.79%	$405,940	$10,434	5.10%
Investment securities	111,535	1,382	2.46	109,045	985	1.79
Interest-earning deposits	5,843	101	3.43	24,931	450	3.58
Total interest-earning assets	$620,421	16,154	5.16%	$539,916	11,869	4.36%
Non-interest-earning assets	40,941			40,556
Total assets	$661,362			$580,472
Interest-bearing liabilities:
Savings accounts	$75,900	149	0.39%	$119,110	164	0.27%
NOW accounts	66,639	137	0.41	59,940	59	0.19
Money market accounts	102,327	1,222	2.37	95,479	131	0.27
Certificate accounts	203,779	3,986	3.88	92,974	691	1.47
Total interest-bearing deposits	448,645	5,494	2.43	367,503	1,045	0.56
Other bank borrowings	8,928	381	8.47	5,668	175	6.12
FHLB advances	3,259	93	5.66	822	20	4.83
Total interest-bearing liabilities	460,832	5,968	2.57%	$373,993	1,240	0.66%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	144,950			155,501
Other liabilities	4,530			3,373
Total liabilities	610,312			532,867
Total Stockholders’ Equity(1)	51,052			47,605

Total liabilities and equity	$661,364			$580,472

Net interest-earning assets	$159,590			$165,923

Net interest income; average interest rate spread(2)		$10,186	2.60%		$10.629	3.70%
Net interest margin(3)			3.26%			3.91%
Average interest-earning assets to average interest-bearing liabilities			134.63%			144.37%

(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

Liquidity and Capital Resources

The Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings, and to fund loan commitments. The Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

The Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Bank invests excess funds in short-term interest-earning accounts and other assets which provide liquidity to meet lending requirements.  The Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $70,000 at December 31, 2023.

A significant portion of the Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents. The Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.  If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At December 31, 2023, The Bank had $5.4 million in advances from the Federal Home Loan Bank of Dallas and had $192.8 million in additional borrowing capacity.  Additionally, at December 31, 2023, the Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $20.4 million. There were no amounts purchased under this agreement as of December 31, 2023. In addition, the Company had available an $11.0 million line of credit agreement at December 31, 2023 with First National Bankers Bank. At December 31, 2023, there was a $9.7 million balance in the credit line.

At December 31, 2023, the Bank had outstanding loan commitments of $52.6 million to originate loans and commitments under unused lines of credit of $14.3 million. At December 31, 2023, certificates of deposit scheduled to mature in less than one year totaled $184.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  The Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale, as needed.

At December 31, 2023, the Bank exceeded each of its regulatory capital requirements with tangible equity, common equity Tier 1, core, and total risk-based capital ratios of 9.15%, 13.09%, 9.15%, and 14.19%, respectively.

Off-Balance Sheet Arrangements

At December 31, 2023, the Company did not have any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.

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

The Company’s repurchases of its common stock made during the quarter ended December 31, 2023 are set forth in the table below, including stock-for-stock option exercises.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 – October 31, 2023	-	$-	-	-
November 1, 2023 – November 30, 2023	10,181	11.06	-	-
December 1, 2023 – December 31, 2023	-	-	-	-
Total	10,181	$11.06	-	-

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Certification Pursuant to 18 U.S.C Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: February 12, 2024	By:	/s/ Glen W. Brown
Glen W. Brown
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and
accounting officer)