Form 10-Q
period 2024-03-31
Home Federal Bancorp, Inc. of Louisiana
filed 2024-05-14
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)
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

Shares of common stock, par value $0.01 per share, outstanding as of May 9, 2024: The registrant had 3,138,588 shares of common stock outstanding.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (In thousands except share and per share data)

	March 31, 2024	June 30, 2023
	(Unaudited)
ASSETS

Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $2,681 and $22,215 at March 31, 2024 and June 30, 2023, respectively)	$8,019	$24,765
Securities Available-for-Sale, at fair value (amortized cost March 31, 2024: $33,089; June 30, 2023: $42,910, respectively)	29,829	39,551
Securities Held-to-Maturity, at amortized cost (fair value March 31, 2024: $55,660; June 30, 2023: $59,678, respectively)	68,706	72,879
Other Securities	1,596	1,544
Loans Held-for-Sale	1,904	4
Loans Receivable, Net of Allowance for Credit Losses (March 31, 2024: $4,887; June 30, 2023: $5,173, respectively)	499,267	489,493
Accrued Interest Receivable	1,932	1,790
Premises and Equipment, Net	18,161	16,561
Bank Owned Life Insurance	6,782	6,700
Goodwill	2,990	2,990
Core Deposit Intangible	1,275	1,533
Deferred Tax Asset	1,273	1,313
Real Estate Owned	-	368
Other Assets	1,292	1,424

Total Assets	$643,026	$660,915

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$132,577	$145,553
Interest-bearing	446,304	451,808
Total Deposits	578,881	597,361
Advances from Borrowers for Taxes and Insurance	416	554
Other Borrowings	8,500	8,550
Other Accrued Expenses and Liabilities	2,679	3,908

Total Liabilities	590,476	610,373

STOCKHOLDERS’ EQUITY

Preferred Stock - $0.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	-	-
Common Stock - $0.01 Par Value; 40,000,000 Shares Authorized: 3,145,236 and 3,133,351 Shares Issued and Outstanding at March 31, 2024 and June 30, 2023, respectively	32	31
Additional Paid-in Capital	41,321	40,981
Unearned ESOP Stock	(437)	(523)
Retained Earnings	14,257	12,707
Accumulated Other Comprehensive Loss	(2,623)	(2,654)

Total Stockholders’ Equity	52,550	50,542

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$643,026	$660,915

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands except per share data)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
INTEREST INCOME
Loans, including fees	$7,281	$6,151	$21,952	$16,585
Investment securities	124	100	573	105
Mortgage-backed securities	451	492	1,384	1,472
Other interest-earning assets	34	270	135	720
Total interest income	7,890	7,013	24,044	18,882

INTEREST EXPENSE
Deposits	3,194	1,342	8,688	2,387
Federal Home Loan Bank borrowings	87	52	180	72
Other bank borrowings	205	146	586	321
Total interest expense	3,486	1,540	9,454	2,780
Net interest income	4,404	5,473	14,590	16,102

PROVISION FOR (RECOVERY OF) CREDIT LOSSES	11	150	(5)	718
Net interest income after provision for credit losses	4,393	5,323	14,595	15,384

NON-INTEREST INCOME
Gain on sale of loans	69	87	184	404
Gain (loss) on sale of real estate and fixed assets	-	4	(415)	4
Gain on sale of securities	26	-	26	-
Income on bank owned life insurance	28	25	82	77
Service charges on deposit accounts	363	380	1,151	1,074
Other income	20	12	50	35
Total non-interest income	506	508	1,078	1,594

NON-INTEREST EXPENSE
Compensation and benefits	2,453	2,319	7,137	6,694
Occupancy and equipment	533	541	1,625	1,540
Data processing	139	163	513	564
Audit and examination fees	83	82	456	243
Franchise and bank shares tax	168	145	488	386
Advertising	77	97	302	238
Professional fees	96	885	443	1,085
Loan and collection	31	34	123	148
Amortization core deposit intangible	79	71	258	71
Deposit insurance premium	90	49	289	150
Other expenses	242	112	794	690
Total non-interest expense	3,991	4,498	12,428	11,809

Income before income taxes	908	1,333	3,245	5,169
PROVISION FOR INCOME TAX EXPENSE	176	271	290	723

NET INCOME	$732	$1,062	$2,955	$4,446

EARNINGS PER SHARE
Basic	$0.24	$0.35	$0.97	$1.48
Diluted	$0.24	$0.34	$0.95	$1.41

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2024	2023	2024	2023

Net Income	$732	$1,062	$2,955	$4,446

Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(608)	763	65	(348)
Less: reclassification adjustments for securities gains (losses) realized in net income	26	-	26	-
Income tax effect	133	(160)	(8)	73
Total Other Comprehensive Income (Loss), Net of Tax	(501)	603	31	(275)

Total Comprehensive Income	$231	$1,665	$2,986	$4,171

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2024 and 2023
(Unaudited) (In thousands)
	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

BALANCE – December 31, 2022	$31	$40,669	$(581)	$11,147	$(2,577)	$48,689

Net Income	-	-	-	1,062	-	1,062

Changes in Unrealized Loss on Securities Available-for-Sale, Net of Tax Effects	-	-	-	-	603	603

Share Awards Earned	-	10	-	-	-	10

Stock Options Vested	-	26	-	-	-	26

Common Stock Issuance for Stock Option Exercises	-	19	-	-	-	19

ESOP Compensation Earned	-	70	29	-	-	99

Company Stock Purchased	-	-	-	(1)	-	(1)

Dividends Declared	-	-	-	(384)	-	(384)

BALANCE – March 31, 2023	$31	$40,794	$(552)	$11,824	$(1,974)	$50,123

BALANCE – December 31, 2023	$31	$41,224	$(466)	$13,927	$(2,122)	$52,594

Net Income	-	-	-	732	-	732

Changes in Unrealized Gain on Securities Available-for-Sale, Net of Tax Effects	-	-	-	-	(501)	(501)

Share Awards Earned	-	5	-	-	-	5

Stock Options Vested	-	23	-	-	-	23

Common Stock Issuance for Stock Option Exercises	1	19	-	-	-	20

ESOP Compensation Earned	-	50	29	-	-	79

Company Stock Purchased	-	-	-	(9)	-	(9)

Dividends Declared	-	-	-	(393)	-	(393)

BALANCE – March 31, 2024	$32	$41,321	$(437)	$14,257	$(2,623)	$52,550

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED MARCH 31, 2024 and 2023
(Unaudited) (In thousands)
	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

BALANCE – June 30, 2022	$34	$40,145	$(639)	$14,506	$(1,699)	$52,347

Net Income	-	-	-	4,446	-	4,446

Changes in Unrealized Loss on Securities Available-for-Sale, Net of Tax Effects	-	-	-	-	(275)	(275)

Share Awards Earned	-	123	-	-	-	123

Stock Options Vested	-	80	-	-	-	80

Common Stock Issuance for Stock Option Exercises	(3)	220	-	-	-	217

ESOP Compensation Earned	-	226	87	-	-	313

Company Stock Purchased	-	-	-	(5,963)	-	(5,963)

Dividends Declared	-	-	-	(1,165)	-	(1,165)

BALANCE – March 31, 2023	$31	$40,794	$(552)	$11,824	$(1,974)	$50,123

BALANCE – June 30, 2023	$31	$40,981	$(523)	$12,707	$(2,654)	$50,542

Cumulative Effect of Change in Accounting Principle – ASU 2016-13	-	-	-	(189)	-	(189)

Net Income	-	-	-	2,955	-	2,955

Changes in Unrealized Gain on Securities Available-for-Sale, Net of Tax Effects	-	-	-	-	31	31

Share Awards Earned	-	118	-	-	-	118

Stock Options Vested	-	46	-	-	-	46

Common Stock Issuance for Stock Option Exercises	1	19	-	-	-	20

ESOP Compensation Earned	-	157	86	-	-	243

Company Stock Purchased	-	-	-	(39)	-	(39)

Dividends Declared	-	-	-	(1,177)	-	(1,177)

BALANCE – March 31, 2024	$32	$41,321	$(437)	$14,257	$(2,623)	$52,550

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
	Nine Months Ended
	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,955	$4,446
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Gain on Sale of Loans	(184)	(404)
Gain on Sale of Investments	(26)	-
Net Amortization and (Accretion) on Securities	(246)	21
Amortization of Deferred Loan Fees	(95)	(270)
Amortization of Purchased Loans	(666)	-
Provision for (Recovery of) Credit Losses	(5)	718
Depreciation of Premises and Equipment	712	648
Loss on Sale of Real Estate	415	-
Gain on Sale of Fixed Assets	-	(4)
ESOP Compensation Expense	243	313
Stock Option Expense	46	80
Deferred Income Tax (Benefit) Expense	(28)	47
Share Awards Expense	118	92
Increase in Cash Surrender Value on Bank Owned Life Insurance	(82)	(77)
Amortization of Core Deposit Intangible	258	71
Loans Held-for-Sale – Originations and Purchases	(10,640)	(22,065)
Loans Held-for-Sale – Sale and Principal Repayments	8,924	25,287
Changes in Assets and Liabilities:
Accrued Interest Receivable	(142)	(496)
Other Operating Assets	132	(52)
Other Operating Liabilities	(1,229)	479

Net Cash Provided by Operating Activities	460	8,834

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(9,710)	(93,678)
Deferred Loan Fees Collected	48	135
Acquisition of Premises and Equipment	(2,312)	(997)
Net Cash Paid in Acquisition	-	(10,244)
Changes in Federal Home Loan Bank Stock	(52)	(983)
Activity in Available-for-Sale Securities:
Principal Payments on Securities	9,388	3,764
Purchase of Securities	(2,667)	(20,826)
Proceeds from Sales of Municipals	3,388	-
Activity in Held-to-Maturity Securities:
Principal Payments on Mortgage-Backed Securities	4,157	5,121
Proceeds from Sale of Other Real Estate Owned	456	-
Improvements to Other Real Estate Owned Prior to Disposition	(38)	-

Net Cash Provided by (Used in) Investing Activities	2,658	(117,708)

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited) (In thousands)

	Nine Months Ended
	March 31,
	2024	2023

CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease)/ Increase in Deposits	$(18,480)	$82,383
Proceeds from Advances from Federal Home Loan Bank	792,700	163,001
Repayments of Advances from Federal Home Loan Bank	(792,700)	(153,833)
Dividends Paid	(1,177)	(1,165)
Company Stock Purchased	(39)	(5,963)
Net Decrease in Advances from Borrowers for Taxes and Insurance	(138)	(176)
Proceeds from Other Bank Borrowings	2,700	5,900
Repayments of Other Bank Borrowings	(2,750)	-
Proceeds from Stock Options Exercised	20	217

Net Cash Provided by Financing Activities	(19,864)	90,364

NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,746)	(18,510)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	24,765	64,078

CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,019	$45,568

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$9,379	$2,598
Income Taxes Paid	680	750
Market Value Adjustment for Gain (Loss) on Securities Available-for-Sale	65	(348)
Transfer from Loans to Other Real Estate Owned	465	-
Acquisitions:
Fair Value of Tangible Assets Acquired	-	82,889
Other Intangible Assets Acquired	-	1,510
Liabilities Assumed	-	77,145
Net Identifiable Assets Acquired Over Liabilities Assumed	$-	$7,254

See accompanying notes to unaudited consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (“Home Federal Bank” or the “Bank”).  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended March 31, 2024 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2024.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the statement of financial condition date for potential recognition in the consolidated financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the statement of financial condition date are recognized in the consolidated financial statements as of March 31, 2024.  In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred through the date these consolidated financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency. The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank’s customers by ten full-service banking offices and home office, located in Caddo, Bossier and Webster Parishes, Louisiana. The area served by the Bank is primarily the Shreveport-Bossier City-Minden combined statistical area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of March 31, 2024, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

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

Investments in debt securities, in which the Company has the positive intent and ability to hold to maturity, are classified as held-to-maturity and carried at cost, adjusted for amortization of the related premiums and accretion of discounts, using the interest method. Investments in debt securities that are not classified as held-to-maturity and marketable equity securities that have readily determinable fair values are classified as either trading or available-for-sale securities.

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

The Company held no trading securities as of March 31, 2024 and June 30, 2023.

Purchase premiums and discounts are recognized in interest income using the interest method over the term of the securities. Securities are periodically reviewed for impairment. For debt securities in an unrealized loss position, the Company evaluates the securities to determine whether the decline in the fair value below amortized cost basis (impairment) is due to credit or non-credit related factors. Any impairment of available for sale investments that is not credit related is recognized in other comprehensive income, net of applicable taxes. For available for sale investments, credit related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds to the fair value, with a corresponding adjustment to earnings. For held to maturity investments, credit related impairment is recognized as an ACL on the balance sheet, for the entire amount of credit loss, with a corresponding adjustment to earnings. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale security, or more likely than not will be required to sell such security before recovering the amortized cost basis, the entire impairment amount must be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in such situation. Accrued interest receivable is excluded from the estimate of credit losses.

In evaluating securities in unrealized loss positions for impairment, and the criteria regarding intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by federal governments or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial conditions, among other factors.

The Bank has invested in Federal Home Loan Bank (“FHLB”) stock, and other similar correspondent banks, which are reflected as other securities at cost in these consolidated financial statements. As a member of the FHLB System, the Bank is required to purchase and maintain stock in an amount determined by the FHLB. The FHLB stock is redeemable at par value at the discretion of the FHLB. These securities are periodically evaluated for impairment based on the ultimate recoverability of par value.

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

Loans Evaluated Individually. Loans evaluated individually for expected credit losses include loans on non-accrual status.

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.          Summary of Accounting Policies (continued)

Allowance for Credit Losses (continued)
The Company uses the following definitions for risk ratings:

•
Pass - Loans classified as pass are well protected by the current net worth or paying capacity of the obligor or by the fair value, less costs to acquire and sell the underlying collateral in a timely manner.

•
Pass Watch - Loans are considered marginal, meaning some weakness has been identified which could cause future impairment of repayment. However, these relationships are currently protected from any apparent loss by collateral and are still considered a pass.

•
Special Mention - Loans identified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Bank’s credit position at some future date.

•
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

•
Doubtful - Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•
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

Income Taxes (continued)
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

Earnings per Share

Earnings per share are computed based upon the weighted average number of common shares outstanding during the period. The Company’s basic and diluted earnings per share were $0.97 and $0.95, respectively, for the nine months ended March 31, 2024 compared to basic and diluted earnings per share of $1.48 and $1.41, respectively, for the nine months ended March 31, 2023.  The Company’s basic and diluted earnings per share were $0.24 and $0.24, respectively, for the three months ended March 31, 2024, compared to basic and diluted earnings per share of $0.35 and $0.34, respectively, for the three months ended March 31, 2023.

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

Critical Accounting Policies

During the nine months ended March 31, 2024, the Company implemented CECL accounting policies, procedures, and controls as part of its adoption of ASU No. 2016-13 and subsequent ASUs issued to amend ASC Topic 326. There were no other changes made to the Company’s internal control over financial reporting that occurred during the nine months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.          Summary of Accounting Policies (continued)
Recent Accounting Pronouncements

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016, the FASB issued ASU 2016-13 which requires earlier measurement of credit losses and enhances disclosures. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The Company formed a cross-functional working group, who have worked through an implementation plan which includes assessment, review and documentation of various aspects of the implementation plan. After significant evaluation of approved methodologies, the Company determined to utilize a third-party vendor model, in which a weighted average remaining maturity methodology was appropriate for the size and complexity of the Company. ASU 2016-13 is effective for the Company for annual and interim periods beginning on July 1, 2023. The Company adopted ASU 2016-13 in the first quarter of fiscal 2024. The adoption of the ASU 2016-13 resulted in an increase in the allowance for loan losses as a result of changing from an incurred loss model, which encompasses allowances for current known and inherent losses within the portfolio, to an expected loss model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The amount determined from adoption was immaterial and recognized as a cumulative effect adjustment to the July 1, 2023 retained earnings.

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2. Securities

The amortized cost and fair value of securities with gross unrealized gains and losses follows:

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
		(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$6,929	$1	$775	$6,155
FNMA Mortgage-Backed Certificates	18,073	-	1,706	16,367
GNMA Mortgage-Backed Certificates	4,223	3	852	3,374

Total Debt Securities	29,225	4	3,333	25,896

US Treasury Securities	3,499	67	-	3,566
Municipals	365	2	-	367

Total Securities Available-for-Sale	$33,089	$73	$3,333	$29,829

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$28,195	$-	$5,716	$22,479
FHLMC Mortgage-Backed Certificates	38,608	-	7,207	31,401
FNMA Mortgage-Backed Certificates	611	-	65	546

Total Debt Securities	67,414	-	12,988	54,426

Municipals	1,292	-	58	1,234

Total Securities Held-to-Maturity	$68,706	$-	$13,046	$55,660

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$12,167	$1	$1,012	$11,156
FNMA Mortgage-Backed Certificates	15,318	-	1,604	13,714
GNMA Mortgage-Backed Certificates	4,578	-	814	3,764

Total Debt Securities	32,063	1	3,430	28,634

US Treasury Securities	9,779	68	6	9,841
Municipals	1,068	11	3	1,076

Total Securities Available-for-Sale	$42,910	$80	$3,439	$39,551

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$623	$-	$63	$560
FHLMC Mortgage-Backed Certificates	29,921	-	5,781	24,140
FNMA Mortgage-Backed Certificates	41,024	-	7,277	33,747

Total Debt Securities	71,568	-	13,121	58,447

Municipals	1,311	-	80	1,231

Total Securities Held-to-Maturity	$72,879	$-	$13,201	$59,678

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2.          Securities (continued)
The amortized cost and fair value of securities by contractual maturity at March 31, 2024 follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In Thousands)

Debt Securities
Within One Year or Less	$-	$-	$-	$-
One through Five Years	1	1	-	-
After Five through Ten Years	2,630	2,512	543	514
Over Ten Years	26,594	23,383	66,871	53,912
	29,225	25,896	67,414	54,426

US Treasury Securities
Within One Year or Less	$3,000	$3,063	$-	$-
One through Five Years	499	503	-	-
After Five through Ten Years	-	-	-	-
Over Ten Years	-	-	-	-
	3,499	3,566	-	-

Municipals
Within One Year or Less	$-	$-	$-	$-
One through Five Years	365	367	215	207
After Five through Ten Years	-	-	-	-
Over Ten Years	-	-	1,077	1,027
	365	367	1,292	1,234

Total	$33,089	$29,829	$68,706	$55,660

Securities available-for-sale totaling $2.7 million were purchased during the nine months ended March 31, 2024. Securities available-for-sale totaling $3.4 million were sold during the nine months ended March 31, 2024.

The following tables show information pertaining to gross unrealized losses on securities available-for-sale and held-to-maturity at March 31, 2024 and June 30, 2023 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	March 31, 2024
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$-	$4	$3,333	$25,352

Total Securities Available-for-Sale	$-	$4	$3,333	$25,352

Securities Held-to-Maturity

Mortgage-Backed Securities	$-	$-	$12,988	$54,426

Municipals	-	-	58	1,234

Total Securities Held-to-Maturity	$-	$-	$13,046	$55,660

The number of debt securities in an unrealized loss position was 54 at March 31, 2024

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2.          Securities (continued)
	June 30, 2023
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$618	$9,109	$2,811	$18,892

Municipals	3	561	-	-

US Treasury Securities	8	2,186	-	-

Total Securities Available-for-Sale	$629	$11,856	$2,811	$18,892

Securities Held-to-Maturity

Mortgage-Backed Securities	$215	$1,859	$12,906	$56,587

Municipals	-	-	80	$1,231

Total Securities Held-to-Maturity	$215	$1,859	$12,986	$57,818

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

The unrealized losses on the Company’s investment in mortgage-backed securities at March 31, 2024 and June 30, 2023 were caused by interest rate changes. The contractual cash flows of these investments are guaranteed by agencies of the U.S. Government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not have an allowance for credit losses for these investments at March 31, 2024.

At March 31, 2024, securities with a carrying value of $2.6 million were pledged to secure public deposits and securities and mortgage loans with a carrying value of $188.9 million were pledged to secure FHLB advances.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Loans Receivable

Loans receivable are summarized as follows:

	March 31, 2024	June 30, 2023
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$186,023	$179,579
Commercial	150,130	148,441
Multi-Family Residential	40,603	28,849
Land	31,442	26,841
Construction	16,026	28,035
Equity and Second Mortgage	2,750	2,450
Equity Lines of Credit	18,919	23,817

Total Mortgage Loans	445,893	438,012

Commercial Loans	56,959	55,364
Consumer Loans
Loans on Savings Accounts	489	372
Other Consumer Loans	929	1,082

Total Consumer Other Loans	1,418	1,454
Total Loans	504,270	494,830

Less: Allowance for Credit Losses	(4,887)	(5,173)
Unamortized Loan Fees	(116)	(164)
	(5,003)	(5,337)

Net Loans Receivable	$499,267	$489,493

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

The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, as of March 31, 2024:

	Term Loans Amortized Cost by Origination Year
As of March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Lines	Total
	(In Thousands)
One-to-four family residential
Risk rating
Pass	$4,021	$52,429	$46,859	$37,755	$23,169	$18,421	$-	$182,654
Special mention	-	1,316	-	363	-	463	-	2,142
Substandard	-	292	127	-	677	131	-	1,227
Doubtful	-	-	-	-	-	-	-	$-
Total one-to-four family residential	$4,021	$54,037	$46,986	$38,118	$23,846	$19,015	$-	$186,023
Current period gross charge-offs	$-	$-	$-	$-	$136	$484	$-	$620

Commercial
Risk rating
Pass	$4,442	$32,698	$44,147	$44,285	$20,826	$2,195	$-	$148,593
Special mention	-	1,366	111	60	-	-	-	1,537
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total commercial	$4,442	$34,064	$44,258	$44,345	$20,826	$2,195	$-	$150,130
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)
	Term Loans Amortized Cost by Origination Year
As of March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Lines	Total
	(In Thousands)
Multi-family residential
Risk rating
Pass	$2,000	$4,590	$13,550	$2,241	$7,038	$11,184	$-	$40,603
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total multi-family residential	$2,000	$4,590	$13,550	$2,241	$7,038	$11,184	$-	$40,603
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Land
Risk rating
Pass	$2,331	$12,972	$7,472	$6,257	$1,661	$369	$-	$31,062
Special mention	-	73	-	-	-	-	-	73
Substandard	-	-	307	-	-	-	-	307
Doubtful	-	-	-	-	-	-	-	-
Total land	$2,331	$13,045	$7,779	$6,257	$1,661	$369	$-	$31,442
Current period gross charge-offs	$-	$-	$7	$-	$-	$-	$-	$7

Construction
Risk rating
Pass	$2,336	$11,898	$1,792	$-	$-	$-	$-	$16,026
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total construction	$2,336	$11,898	$1,792	$-	$-	$-	$-	$16,026
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Equity loans and lines of credit
Risk rating
Pass	$443	$1,096	$558	$108	$388	$97	$18,919	$21,609
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	7	53	-	-	60
Doubtful	-	-	-	-	-	-	-	-
Total home equity and lines of credit	$443	$1,096	$558	$115	$441	$97	$18,919	$21,669
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial loans
Risk rating
Pass	$6,974	$25,024	$9,466	$6,343	$4,830	$2,010	$-	$54,647
Special mention	-	1,853	36	198	-	-	-	2,087
Substandard	-	78	107	40	-	-	-	225
Doubtful	-	-	-	-	-	-	-	-
Total commercial loans	$6,974	$26,955	$9,609	$6,581	$4,830	$2,010	$-	$56,959
Current period gross charge-offs	$-	$1	$5	$-	$-	$-	$-	$6

Consumer loans
Risk rating
Pass	$132	$629	$246	$26	$299	$68	$-	$1,400
Special mention	-	-	-	-	-	-	-	-
Substandard	-	18	-	-	-	-	-	18
Doubtful	-	-	-	-	-	-	-	-
Total consumer loans	$132	$647	$246	$26	$299	$68	$-	$1,418
Current period gross charge-offs	$-	$6	$3	$3	$-	$5	$-	$17

Total
Pass	$22,679	$141,336	$124,090	$97,015	$58,211	$34,344	$18,919	$496,594
Special mention	-	4,608	147	621	-	463	-	5,839
Substandard	-	388	541	47	730	131	-	1,837
Doubtful	-	-	-	-	-	-	-	-
Total	$22,679	$146,332	$124,778	$97,683	$58,941	$34,938	$18,919	$504,270
Current period gross charge-offs	$-	$7	$15	$3	$136	$489	$-	$650

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)
The following tables present an aging analysis of past due loans, segregated by class of loans, as of March 31, 2024 and June 30, 2023:

March 31, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,130	$212	$1,749	$4,091	$181,932	$186,023	$930
Commercial	-	-	-	-	150,130	150,130	-
Multi-Family Residential	-	-	-	-	40,603	40,603	-
Land	-	-	308	308	31,134	31,442	-
Construction	-	-	-	-	16,026	16,026	-
Equity and Second Mortgage	-	10	16	26	2,724	2,750	-
Equity Lines of Credit	238	-	-	238	18,681	18,919	-
Commercial Loans	748	-	261	1,009	55,950	56,959	-
Consumer Loans	42	-	-	42	1,376	1,418	-

Total	$3,158	$222	$2,334	$5,714	$498,556	$504,270	$930
June 30, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$177	$750	$1,174	$2,101	$177,478	$179,579	$-
Commercial	-	-	-	-	148,441	148,441	-
Multi-Family Residential	-	-	-	-	28,849	28,849	-
Land	36	-	-	36	26,805	26,841	-
Construction	-	-	-	-	28,035	28,035	-
Equity and Second Mortgage	54	-	-	54	2,396	2,450	-
Equity Lines of Credit	-	-	-	-	23,817	23,817	-
Commercial Loans	63	-	-	63	55,301	55,364	-
Consumer Loans	-	-	-	-	1,454	1,454	-

Total	$330	$750	$1,174	$2,254	$492,576	$494,830	$-

There was no interest income recognized on non-accrual loans during the nine months ended March 31, 2024 or the year ended June 30, 2023. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the nine months ended March 31, 2024 and the year ended June 30, 2023 was approximately $79,000 and $182,000, respectively.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for credit losses by loan portfolio class and recorded investment in loans for the nine months ended March 31, 2024 and year ended June 30, 2023 was as follows:

	Real Estate Loans
March 31, 2024	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for credit losses:
Beginning Balances	$1,900	$1,673	$228	$274	$254	$251	$588	$5	$5,173
Impact of ASU 2016-13	688	(119)	(139)	(85)	(44)	30	24	4	359
Charge-Offs	(620)	-	-	(7)	-	-	(6)	(17)	(650)
Recoveries	3	-	-	1	-	6	-	-	10
Current Provision (Recovery)(1)	381	(413)	53	68	(105)	(60)	42	29	(5)
Ending Balances	$2,352	$1,141	$142	$251	$105	$227	$648	$21	$4,887

(1)	Current provision included in the table only includes the portion related to loans receivable.

	Real Estate Loans
June 30, 2023	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for credit losses:
Beginning Balances	$1,367	$1,295	$357	$305	$282	$197	$646	$2	$4,451
Charge-Offs	(41)	-	-	-	-	(26)	(170)	-	(237)
Recoveries	4	-	-	-	-	5	82	-	91
Current Provision (Recovery)	570	378	(129)	(31)	(28)	75	30	3	868
Ending Balances	$1,900	$1,673	$228	$274	$254	$251	$588	$5	$5,173

Evaluated for Impairment:
Individually	495	100	-	-	-	4	29	-	628
Collectively	1,405	1,573	228	274	254	247	559	5	4,545

Loans Receivable:
Ending Balances – Total	$179,579	$148,441	$28,849	$26,841	$28,035	$26,267	$55,364	$1,454	$494,830
Ending Balances:
Evaluated for Impairment:
Individually	3,043	1,654	-	-	-	69	2,339	22	7,127
Collectively	$176,536	$146,787	$28,849	$26,841	$28,035	$26,198	$53,025	$1,432	$487,703

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)
The Company held loans that were individually evaluated for credit losses at December 31, 2023 and March 31, 2024 for which the repayment, on the basis of our assessment at the reporting date, is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty.  The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date.  The following describes the types of collateral that secure collateral dependent loans:
•	One-to four-family first mortgages are primarily secured by first liens on residential real estate.
•
Commercial real estate loans are primarily secured by office and industrial buildings, warehouses, retail shopping facilities and various special purpose properties, including self-storage facilities, hotels and restaurants.

•	Multi-family loans are primarily secured by residential property that include five or more housing units.
•	Construction and land loans are primarily secured by residential and commercial properties, which are under construction and/or redevelopment, and by raw land.
•	Home equity loans and lines are primarily secured by first and junior liens on residential real estate.
•	Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.
•	Consumer loans considered collateral dependent are primarily secured by titled vehicles.

The following tables present loans individually evaluated for impairment, segregated by class of loans, as of March 31, 2024 and impaired loans at June 30, 2023:

March 31, 2024	Loan Balance	Specific Allocations
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,704	$116
Commercial	128	5
Land	389	2
Home Equity Loans and Lines of Credit	153	3
Commercial Loans	155	77
Consumer Loans	78	4

Total	$3,607	$207

June 30, 2023	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,559	$156	$2,403	$2,559	$495	$3,644
Commercial	1,617	-	1,617	1,617	100	1,675
Equity and Second Mortgage	-	-	-	-	-	63
Commercial Loans	2,197	37	2,160	2,197	29	2,659
Consumer Loans	-	-	-	-	-	23
Purchased Credit Impaired	754	685	69	754	4	754

Total	$7,127	$878	$6,249	$7,127	$628	$8,818

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)
The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status. As of March 31, 2024, there were no residential loans in the process of foreclosure.

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

As of March 31, 2024, there were no loans whose terms were modified for borrowers who may be experiencing financial difficulties.

At March 31, 2024 and June 30, 2023, accrued interest receivable on loans was $1.7 million and included within accrued interest receivable on the consolidated balance sheets.
4. Deposits

Deposits at March 31, 2024 and June 30, 2023 consist of the following classifications:

	March 31, 2024	June 30, 2023
	(In Thousands)
Non-Interest Bearing	$132,577	$145,553
NOW Accounts	65,372	65,335
Money Markets	80,338	114,195
Passbook Savings	71,792	81,895
	350,079	406,978

Certificates of Deposit	228,802	190,383

Total Deposits	$578,881	$597,361

5.  Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three and nine months ended March 31, 2024 and 2023 were calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(In Thousands, Except Per Share Data)

Net income	$732	$1,062	$2,955	$4,446

Weighted average shares outstanding – basic	3,047	3,006	3,040	3,022
Effect of dilutive common stock equivalents	44	126	56	142
Adjusted weighted average shares outstanding – diluted	3,091	3,132	3,096	3,164

Basic earnings per share	$0.24	$0.35	$0.97	$1.48
Diluted earnings per share	$0.24	$0.34	$0.95	$1.41

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. Earnings Per Share (Continued)
For the three months ended March 31, 2024 and 2023, there were outstanding options to purchase 364,037 and 384,789 shares, respectively, at a weighted average exercise price of $11.66 and $11.81 per share, respectively, and for the nine months ended March 31, 2024 and 2023, there were outstanding options to purchase 364,625 and 387,701 shares, respectively, at a weighted average exercise price of $11.66 and $11.81 per share, respectively.  For the quarter ended March 31, 2024 and 2023, 43,676 options and 126,427 options, respectively, were included in the computation of diluted earnings per share. For the nine month period ended March 31, 2024 and 2023, 55,910 options and 142,259 options, respectively, were included in the computation of diluted earnings per share.

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(In Thousands)

Average common shares issued	6,124	6,124	6,124	6,124
Average unearned ESOP shares	(94)	(113)	(96)	(119)
Average Company stock purchased	(2,983)	(3,005)	(2,988)	(2,983)

Weighted average shares outstanding	3,047	3,006	3,040	3,022

6. Stock-Based Compensation

Stock Option Plans

On August 10, 2005, the stockholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the “2005 Option Plan”) for the benefit of directors, officers, and other key employees. The aggregate number of shares of common stock reserved for issuance under the 2005 Option Plan totaled 317,736 (as adjusted). Both incentive stock options and non-qualified stock options may be granted under the 2005 Option Plan. The 2005 Stock Option Plan terminated on June 8, 2015; however, the 4,266 outstanding options as of March 31, 2024 remain in effect for the remainder of their original ten year terms and expire July 31, 2024.

On December 23, 2011, the stockholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan (the “2011 Option Plan,” together with the 2005 Option Plan, the “Option Plans”) for the benefit of directors, officers, and other key employees. The aggregate number of shares of common stock reserved for issuance under the 2011 Option Plan totaled 389,044 (as adjusted). The 2011 Option Plan terminated on December 23, 2021; however, the 35,350 outstanding options as of March 31, 2024 remain in effect for the remainder of their original ten year term and expire July 31, 2024.

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
6. Stock-Based Compensation (Continued)
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

On November 13, 2019, the stockholders of the Company approved the adoption of the Company’s 2019 Stock Incentive Plan (the “2019 Stock Incentive Plan,” together with the 2014 Stock Incentive Plan, the “Stock Incentive Plans”) which provides for a total of 250,000 shares (as adjusted) reserved for future issuance as stock awards or stock options. No more than 62,500 shares (as adjusted), or 25%, may be granted as stock awards. The balance of the plan is reserved for stock option awards. On November 11, 2020, the Company granted a total of 62,500 plan share awards and 187,500 stock options to directors, officers and other key employees vesting ratably over five years. The Stock Incentive Plans costs are recognized over the five year vesting period. As of March 31, 2024, there are 1,600 plan share awards and 24,600 stock options available for future grants under the Stock Incentive Plans.

For the three months ended March 31, 2024 and 2023, compensation expense charged to operations under the Stock Incentive Plans was $5,000 and $81,000, respectively. Compensation expense pertaining to the Stock Incentive Plans was $118,000 and $173,000, respectively, for the nine months ended March 31, 2024 and 2023.

7. Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amounts of $4.3 million and $4.4 million at March 31, 2024 and June 30, 2023, respectively.

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8. Fair Value Disclosures (continued)
At March 31, 2024 and June 30, 2023, the carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	March 31, 2024		June 30, 2023
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$8,019	$8,019	$24,765	$24,765
Securities Available-for-Sale	29,829	29,829	39,551	39,551
Securities to be Held-to-Maturity	70,302	57,256	74,423	61,222
Loans Held-for-Sale	1,904	1,904	4	4
Loans Receivable	499,267	461,572	489,493	444,117

Financial Liabilities
Deposits	$578,881	$576,895	$597,361	$481,055
Other Borrowings	8,500	8,500	8,550	8,550

Off-Balance Sheet Items
Mortgage Loan Commitments	$14,555	$14,555	$13,277	$13,277

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used during the nine months ended March 31, 2024.

Fair values of assets and liabilities measured on a recurring basis at March 31, 2024 and June 30, 2023 are as follows:

	Fair Value Measurements
March 31, 2024	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$-	$6,155	$-	$6,155
FNMA	-	16,367	-	16,367
GNMA	-	3,374	-	3,374
US Treasury Notes	-	3,566	-	3,566
Municipal Bonds	-	367	-	367

Total	$-	$29,829	$-	$29,829

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8.          Fair Value Disclosures (continued)
	Fair Value Measurements
June 30, 2023	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$-	$11,156	$-	$11,156
FNMA	-	13,714	-	13,714
GNMA	-	3,764	-	3,764
US Treasury Notes	-	9,841	-	9,841
Municipal Bonds	-	1,076	-	1,076

Total	$-	$39,551	$-	$39,551

Fair values of assets and liabilities measured on a non-recurring basis at March 31, 2024 and June 30, 2023 are as follows:

	Fair Value Measurements
March 31, 2024	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans,
Net of Allowance	$-	$-	$2,747	$2,747

Total	$-	$-	$2,747	$2,747

	Fair Value Measurements
June 30, 2023	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans,
Net of Allowance	$-	$-	$701	$701

Other Real Estate Owned,
Net of Allowance	$-	$-	$330	$330

Total	$-	$-	$1,031	$1,031

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

At March 31, 2024 and June 30, 2023, the carrying amounts of the ROU assets and corresponding lease liabilities were as follows:

(In Thousands)		March 31, 2024	June 30, 2023
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other Assets	$818	$829
Total Lease Right-of-Use Assets		$818	$829

Lease Liabilities
Operating lease liabilities	Other Accrued Expenses and Liabilities	$863	$866
Total Lease Liabilities		$863	$866

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

	March 31, 2024	June 30, 2023
Weighted-average remaining lease term
Operating leases	34.7 years	35.4 years

Weighted-average discount rate
Operating leases	3.00%	3.00%

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the nine months ended March 31, 2024, the Company implemented new current expected credit loss (“CECL”) accounting policies, procedures, and controls as part of its adoption of ASU No. 2016-13 and subsequent ASUs issued to amend ASC Topic 326.

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

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Discussion of Financial Condition Changes from June 30, 2023 to March 31, 2024

General

Total assets decreased $17.9 million, or 2.7%, from $660.9 million at June 30, 2023 to $643.0 million at March 31, 2024. The decrease in assets was comprised of decreases in cash and cash equivalents of $16.7 million, or 67.6%, from $24.8 million at June 30, 2023 to $8.0 million at March 31, 2024, investment securities of $13.8 million, or 12.1%, from $114.0 million at June 30, 2023 to $100.1 million at March 31, 2024, real estate owned of $368,000, or 100.0% from $368,000 at June 30, 2023 to none at March 31, 2024, core deposit intangible of $258,000, or 16.8%, from $1.5 million at June 30, 2023 to $1.3 million at March 31, 2024, other assets of $132,000, or 9.3%, from $1.4 million at June 30, 2023 to $1.3 million at March 31, 2024, deferred tax asset of $40,000, or 3.0%, from $1.31 million at June 30, 2023 to $1.27 million at March 31, 2024, and partially offset by increases in net loans receivable of $9.8 million, or 2.0%, from $489.5 million at June 30, 2023 to $499.3 million at March 31, 2024, loans-held-for-sale of $1.9 million, from $4,000 at June 30, 2023 to $1.9 million at March 31, 2024, premises and equipment of $1.6 million, or 9.7%, from $16.6 million at June 30, 2023 to $18.2 million at March 31, 2024, accrued interest receivable of $142,000, or 7.9%, from $1.8 million at June 30, 2023 to $1.9 million at March 31, 2024, and bank owned life insurance of $82,000, or 1.2%, from $6.7 million at June 30, 2023 to $6.8 million at March 31, 2024. The decrease in cash and cash equivalents was primarily due to a decrease in total deposits and the funding of additional loan growth.  The decrease in held to maturity securities was primarily due to $4.2 million in principal payments.

Cash and Cash Equivalents

Cash and cash equivalents decreased $16.7 million, or 67.6%, from $24.8 million at June 30, 2023 to $8.0 million at March 31, 2024. The decrease in cash and cash equivalents was primarily due to the funding of loan originations along with a reduction in total deposits.

Loans Receivable, Net

Loans receivable, net, increased by $9.8 million, or 2.0%, from $489.5 million at June 30, 2023 to $499.3 million at March 31, 2024.  The increase in loans receivable, net was primarily due to increases in multi-family residential loans of $11.8 million, one-to-four family residential loans of $6.4 million, land loans of $4.6 million, commercial real estate loans of $1.7 million, commercial non-real estate loans of $1.6 million, equity and second mortgage loans of $300,000, partially offset by decreases in construction loans of $12.0 million, equity line-of-credit loans of $4.9 million, and consumer loans of $30,000.

Loans Held-for-Sale

Loans held-for-sale increased $1.9 million, from $4,000 at June 30, 2023 to $1.9 million at March 31, 2024.The increase in loans held for sale at March 31, 2024, was due to the timing of loans originated and sold rather than an increase in loan originations during the period.

Investment Securities

Investment securities decreased $13.8 million, or 12.1%, from $114.0 million at June 30, 2023 to $100.1 million at March 31, 2024. The decrease in investment securities was primarily due to $13.5 million in principal repayments on mortgage backed securities and securities sold of $3.4 million, partially offset by security purchases of $2.7 million.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Discussion of Financial Condition Changes from June 30, 2023 to March 31, 2024 (continued)

Premises and Equipment, Net

Premises and equipment, net increased $1.6 million, or 9.7%, from $16.6 million at June 30, 2023 to $18.2 million at March 31, 2024. The increase in premises and equipment was primarily due to construction costs of a new Minden branch that will replace an existing temporary location and is expected to open in May 2024.

Asset Quality

At March 31, 2024, the Company had $2.4 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $1.6 million on non-performing assets at June 30, 2023, consisting of six commercial non-real estate loans, six single-family residential loans, three home equity line-of-credit loans, and one land loan at March 31, 2024, compared to seven single-family residential loans, three commercial non-real estate loans, one consumer loan and two single-family residences in other real estate owned at June 30, 2023.  At March 31, 2024 the Company had seven commercial non-real-estate loans, seven single family residential loans, four home-equity line-of-credit loans, one land loan, and one auto loan classified as substandard, compared to ten single family residential loans, three commercial non-real-estate loans, two commercial real estate loans, and three home equity line-of-credit loans classified as substandard at June 30, 2023.  There were no loans classified as doubtful at March 31, 2024 or June 30, 2023.

Total Liabilities

Total liabilities decreased $19.9 million, or 3.3%, from $610.4 million at June 30, 2023 to $590.5 million at March 31, 2024. The decrease in liabilities was comprised of decreases in total deposits of $18.5 million, or 3.1%, from $597.4 million at June 30, 2023 to $578.9 million at March 31, 2024, other accrued expenses and liabilities of $1.2 million, or 31.4%, from $3.9 million at June 30, 2023 to $2.7 million at March 31, 2024, advances from borrowers for taxes and insurance of $138,000, or 24.9%, from $554,000 at June 30, 2023 to $416,000 at March 31, 2024, and other borrowings of $50,000, or 0.6%, from $8.6 million at June 30, 2023 to $8.5 million at March 31, 2024. The decrease in deposits resulted from decreases in money market deposits of $33.9 million, or 29.6%, from $114.2 million at June 30, 2023 to $80.3 million at March 31, 2024, non-interest deposits of $13.0 million, or 8.9%, from $145.6 million at June 30, 2023 to $132.6 million at March 31, 2024, and savings deposits of $10.1 million, or 12.3%, from $81.9 million at June 30, 2023 to $71.8 million at March 31, 2024, partially offset by increases in certificates of deposit of $38.4 million, or 20.2%, from $190.4 million at June 30, 2023 to $228.8 million at March 31, 2024, and NOW accounts of $37,000, or 0.1%, from $65.3 million at June 30, 2023 to $65.4 million at March 31, 2024. The Company  had no balances in brokered deposits at March 31, 2024 compared to $3.0 million at  June 30, 2023. There was a shift of balances between deposit categories due to customers moving funds from lower yielding categories to higher yielding categories. The $18.5 million decrease in deposits from June 30, 2023 to March 31, 2024 was primarily due to an estate settlement totaling $24.8 million. $15.4 million of the settlement has been paid out to date, with the remaining $9.4 million expected to be paid out in the future.

Stockholders’ Equity

Stockholders’ equity increased $2.0 million, or 4.0%, from $50.5 million at June 30, 2023 to $52.6 million at March 31, 2024. The increase in stockholders’ equity was comprised of current year net income of $3.0 million, a decrease in the Company’s accumulated other comprehensive loss of $31,000, the vesting of restricted stock awards, stock options, and the release of employee stock ownership plan shares totaling $407,000, and proceeds from the issuance of common stock from the exercise of stock options of $19,000, partially offset by dividends paid totaling $1.2 million, CECL implementation totaling $189,000, and stock repurchases of $39,000.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Discussion of Financial Condition Changes from June 30, 2023 to March 31, 2024 (continued)

Regulatory Capital

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency (“OCC”).  At March 31, 2024, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements. At March 31, 2024, Home Federal Bank exceeded each of its regulatory capital requirements with tangible equity, common equity Tier 1, core, and total risk-based capital ratios of 9.05%, 12.97%, 9.05%, and 14.05%, respectively.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2024 and 2023

General

The decrease in net income for the three months ended March 31, 2024, compared to the same period in 2023, resulted from a decrease in net interest income of $1.1 million, or 19.5%, and a decrease in non-interest income of $2,000, or 0.4%, partially offset by a decrease in non-interest expense of $507,000, or 11.3%, a decrease in the provision of credit losses of $139,000, or 92.7%, and a decrease in provision for income taxes of $95,000, or 35.1%. The decrease in net interest income for the three months ended March 31, 2024, compared to the same period in 2023, resulted from an increase in total interest expense of $1.9 million, or 126.4%, partially offset by an increase in total interest income of $877,000, or 12.5%.  The Company’s average interest rate spread was 2.16% for the three months ended March 31, 2024, compared to 3.15% for the three months ended March 31, 2023. The Company’s net interest margin was 2.89% for the three months ended March 31, 2024, compared to 3.56% for the three months ended March 31, 2023.

The decrease in net income for the nine months ended March 31, 2024, compared to the same period in 2023, resulted from a decrease in net interest income of $1.5 million, or 9.4%, an increase in non-interest expense of $619,000, or 5.2%, and a decrease in non-interest income of $516,000, or 32.4%, partially offset by a decrease in the provision of credit losses of $723,000, or 100.7%, and a decrease in provision for income taxes of $433,000, or 59.9%. The decrease in net interest income for the nine months ended March 31, 2024, compared to the same period in 2023, resulted from an increase in total interest expense of $6.7 million, or 240.1%, partially offset by an increase in total interest income of $5.2 million, or 27.3%.  The Company’s average interest rate spread was 2.46% for the nine months ended March 31, 2024 compared to 3.55% for the nine months ended March 31, 2023. The Company’s net interest margin was 3.14% for the nine months ended March 31, 2024 compared to 3.84% for the nine months ended March 31, 2023.

Provision for Credit Losses

On July 1, 2023, the Company adopted the new current expected credit loss (“CECL”) methodology for estimating credit losses.   This resulted in a $189,000 increase to the allowance for credit losses (the “ACL”) and a one-time cumulative adjustment resulted in a $189,000 decrease to stockholders’ equity.   For purchased credit deteriorated loans, the Company applied the guidance under CECL using the prospective transition approach.  As a result, the Company adjusted the amortized cost basis of the purchased credit deteriorated loans by $170,000 to reclassify the purchase discount to the allowance for credit losses on July 1, 2023.   The ACL account increased $359,000 from these two transactions.  No provision expense was recorded in the first quarter of fiscal 2024, a recovery of credit losses of $16,000 was recorded in the second quarter of fiscal 2024 and a provision of $11,000 was recorded in the third quarter of fiscal 2024.  As of March 31, 2024, the ACL was $4.9 million, and the ratio of ACL to gross loans was 0.97%.  As of June 30, 2023, the ACL was $5.2 million, and the ratio of ACL to gross loans was 1.05%. No ACL was recorded for unfunded commitments due to all unfunded commitments being unconditionally cancellable.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Comparison of Operating Results for the Three and Nine Months Ended March 31, 2024 and 2023 (continued)

Non-interest Income

The $2,000 decrease in non-interest income for the three months ended March 31, 2024, compared to the same period in 2023, resulted from a decrease in gain on sale of loans of $18,000, a decrease in service charges on deposit accounts of $17,000, and a decrease in gain on sale of fixed assets of $4,000, partially offset by an increase in gain on sale of securities of $26,000, an increase in other non-interest income of $8,000, and an increase in income on bank owned life insurance of $3,000. The $516,000 decrease in non-interest income for the nine months ended March 31, 2024, compared to the same period in 2023, resulted from an increase in loss on sale of real estate of $415,000, a decrease in gain on sale of loans of $220,000, and a decrease in gain on sale of fixed assets of $4,000, partially offset by an increase in service charges on deposit accounts of $77,000, an increase in gain on sale of securities of $26,000, an increase in other non-interest income of $15,000, and an increase in income from bank owned life insurance of $5,000. The decreases in gain on sale of loans for both the quarter and nine months ended March 31, 2024, were primarily due to a decrease in mortgage loan originations caused by the higher interest rate environment.  The loss on sale of real estate for the nine months ended March 31, 2024, was primarily due to the bulk sale of twenty-one distressed rental properties.

Non-interest Expense

The $507,000 decrease in non-interest expense for the three months ended March 31, 2024, compared to the same period in 2023, resulted from decreases in professional fees of $789,000, data processing expense of $24,000, advertising expense of $20,000, occupancy and equipment expense of $8,000, and loan and collection expense of $3,000, partially offset by increases in compensation and benefits expense of $134,000, other non-interest expense of $130,000, deposit insurance premium expense of $41,000, franchise and bank shares tax expense of $23,000, amortization of core deposit intangible expense of $8,000, and audit and examination fees of $1,000. The $619,000 increase in non-interest expense for the nine months ended March 31, 2024, compared to the same period in 2023, resulted from increases in compensation and benefits expense of $443,000, audit and examination fees of $213,000, amortization of core deposit intangible expense of $187,000, deposit insurance premium expense of $139,000, other non-interest expense of $104,000, franchise and bank shares tax expense of $102,000,  occupancy and equipment expense of $85,000, and advertising expense of $64,000, partially offset by decreases in professional fees of $642,000, data processing expense of $51,000, and loan and collection expense of $25,000. The decrease in professional fees for both periods was due to the acquisition of First National Bank of Benton, which increased professional fees for the March 31, 2023 quarter. The increases in compensation and benefits expense were primarily due to additional branch and back office staff.

Income Taxes

There was an income tax expense of $176,000 and $290,000 for the three and nine months ended March 31, 2024, respectively, resulting in an effective tax rate of 19.4% and 8.9%. Income taxes amounted to $271,000 and $723,000 for the three and nine months ended March 31, 2023, respectively.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Comparison of Operating Results for the Three and Nine Months Ended March 31, 2024 and 2023 (continued)

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

	Three Months Ended March 31,
	2024			2023
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$504,918	$7,281	5.80%	$476,721	$6,151	5.23%
Investment securities	104,646	575	2.21	120,852	592	1.99
Interest-earning deposits	3,607	34	3.79	25,867	270	4.22
Total interest-earning assets	613,171	7,890	5.18%	623,440	7,013	4.56%
Non-interest-earning assets	40,349			43,545
Total assets	$653,520			$666,985
Interest-bearing liabilities:
Savings accounts	$69,178	107	0.62%	$99,252	75	0.31%
NOW accounts	68,170	98	0.58	70,064	44	0.26
Money market accounts	89,313	578	2.60	121,256	380	1.27
Certificate accounts	222,534	2,411	4.36	141,358	843	2.42
Total interest-bearing deposits	449,195	3,194	2.86	431,930	1,342	1.26
Other Borrowings	9,448	205	8.73	7,513	146	7.88
FHLB advances	5,956	87	5.87	4,313	52	4.89
Total interest-bearing liabilities	$464,599	3,486	3.02%	$443,756	1,540	1.41%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	132,649			167,516
Other liabilities	3,911			3,031
Total liabilities	601,159			614,303
Total Stockholders’ Equity(1)	52,361			52,682

Total liabilities and stockholders’ equity	$653,520			$666,985

Net interest-earning assets	$148,572			$179,684

Net interest income; average interest rate spread(2)		$4,404	2.16%		$5,473	3.15%
Net interest margin(3)			2.89%			3.56%
Average interest-earning assets to average interest-bearing liabilities			131.98%			140.49%

(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Comparison of Operating Results for the Three and Nine Months Ended March 31, 2024 and 2023 (continued)

	Nine Months Ended March 31,
	2024			2023
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$503,664	$21,952	5.80%	$423,451	$16,586	5.22%
Investment securities	109,255	1,957	2.38	111,448	1,577	1.88
Interest-earning deposits	5,060	135	3.55	23,950	719	4.00
Total interest-earning assets	617,979	24,044	5.18%	$558,849	18,882	4.50%
Non-interest-earning assets	40,788			40,952
Total assets	$658,767			$599,801

Interest-bearing liabilities:
Savings accounts	$73,676	257	0.46%	$111,948	239	0.28%
NOW accounts	67,145	235	0.47	61,509	103	0.22
Money market accounts	98,021	1,800	2.44	100,919	509	0.67
Certificate accounts	209,985	6,396	4.05	108,211	1,536	1.89
Total interest-bearing deposits	448,827	8,688	2.58	382,587	2,387	0.83
Other bank borrowings	9,100	586	8.57	6,274	321	6.82
FHLB advances	4,151	180	5.77	1,969	72	4.87
Total interest-bearing liabilities	$462,078	9,454	2.72%	$390,830	2,780	0.95%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	140,869			157,356
Other liabilities	4,335			3,245
Total liabilities	607,282			551,431
Total Stockholders’ Equity(1)	51,485			48,370

Total liabilities and equity	$658,767			$599,801

Net interest-earning assets	$155,901			$168,019

Net interest income; average interest rate spread(2)		$14,590	2.46%		$16,102	3.55%
Net interest margin(3)			3.14%			3.84%
Average interest-earning assets to average interest-bearing liabilities			133.74%			142.99%

(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Liquidity and Capital Resources

The Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings, and to fund loan commitments. The Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

The Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Bank invests excess funds in short-term interest-earning accounts and other assets which provide liquidity to meet lending requirements.  The Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $23,000 at March 31, 2024.

A significant portion of the Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents. The Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.  If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At March 31, 2024, The Bank had no advances from the Federal Home Loan Bank of Dallas and had $188.9 million in additional borrowing capacity.  Additionally, at March 31, 2024, the Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $20.4 million. There were no amounts purchased under this agreement as of March 31, 2024. In addition, the Company had available an $11.0 million line of credit agreement at March 31, 2024 with First National Bankers Bank. At March 31, 2024, there was an $8.5 million balance in the credit line.

At March 31, 2024, the Bank had outstanding loan commitments of $41.0 million to originate loans and commitments under unused lines of credit of $14.6 million. At March 31, 2024, certificates of deposit scheduled to mature in less than one year totaled $185.1 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  The Bank intends to utilize its high levels of liquidity to fund its lending activities. If additional funds are required to fund lending activities, Home Federal Bank can utilize available borrowing capacity, if necessary.

At March 31, 2024, the Bank exceeded each of its regulatory capital requirements with tangible equity, common equity Tier 1, core, and total risk-based capital ratios of 9.05%, 12.97%, 9.05%, and 14.05%, respectively.

Off-Balance Sheet Arrangements

At March 31, 2024, the Company did not have any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.

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

The Company’s repurchases of its common stock made during the quarter ended March 31, 2024 are set forth in the table below, including stock-for-stock option exercises.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1, 2024 – January 31, 2024	-	$-	-	-
February 1, 2024 – February 29, 2024	415	13.30	-	-
March 1, 2024 – March 31, 2024	281	12.00	281	59,719
Total	553	$12.78	281	59,719

Notes to this table:

(a)
Includes 143 shares withheld on February 5, 2024, upon the vesting of share awards to cover payment of employee withholding tax. This withholding took place outside of a publicly announced repurchase plan.

(b)
On March 7, 2024, the Company announced that its Board of Directors approved the twelfth stock repurchase program for the repurchase of up to 60,000 shares. The twelfth stock repurchase program does not have an expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
ITEM 6.	EXHIBITS

No.	Description
10.1	Transition Agreement between Home Federal Bancorp, Inc. of Louisiana, Home Federal Bank and Glen W. Brown dated February 14, 2024(1)
10.2	Transition Agreement between Home Federal Bank and Adalberto Cantu, Jr. dated February 14, 2024(1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Certification Pursuant to 18 U.S.C Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2024 (File No. 001-35019).

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: May 14, 2024	By:	/s/ Glen W. Brown
Glen W. Brown
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and
accounting officer)