Form 10-K
period 2024-06-30
Home Federal Bancorp, Inc. of Louisiana
filed 2024-09-30
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.        ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate value of the 2,094,490 shares of Common Stock of the Registrant issued and outstanding on December 31, 2023, which excludes an aggregate of  1,049,042 shares held by all directors and executive officers of the Registrant, the Registrant’s Employee Stock Ownership Plan (“ESOP”) and Employees’ Savings and Profit Sharing Plan (“401(k) Plan”) as a group was $30.0 million. This figure is based on the closing sales price of $14.34 per share of the Registrant’s Common Stock on December 31, 2023, the last business day of the Registrant’s second fiscal quarter. Although directors and executive officers, the ESOP and 401(k) Plan were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of September 23, 2024: 3,131,668

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 14.

Home Federal Bancorp Inc. of Louisiana
Form 10-K
For the Year Ended June 30, 2024

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

As of June 30, 2024, Home Federal Bancorp’s only business activities are to hold all of the outstanding common stock of Home Federal Bank. Home Federal Bancorp is authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies, which may include the issuance of additional shares of common stock to raise capital or to support mergers or acquisitions and borrowing funds for reinvestment in Home Federal Bank.

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

Lending Activities

General.  At June 30, 2024, our net loan portfolio amounted to $470.9 million, representing approximately 73.9% of total assets at that date. Historically, our principal lending activity was the origination of one-to-four family residential loans. At June 30, 2024, one-to-four family residential loans amounted to $178.3 million, or 37.5% of the total loan portfolio. We have sold a substantial amount of our fixed-rate conforming one-to-four family residential loans to correspondent banks. Commercial real estate loans amounted to $143.5 million, or  30.2% of the total loan portfolio, at June 30, 2024.

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

A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower, if the loans are fully secured by readily marketable securities. In addition, upon application, the Office of the Comptroller of the Currency permits a savings institution to lend up to an additional 15% of unimpaired capital and surplus to one borrower to develop domestic residential housing units. At June 30, 2024, our regulatory limit on loans to one borrower was $9.0 million, and the five largest loans or groups of loans to one borrower, including related entities, aggregated $5.5 million, $5.4 million, $5.0 million, $5.0 million, and $4.5 million. Each of our five largest loans or groups of loans was originated with strong guarantor support to known borrowers in our market area and was performing in accordance with its terms at June 30, 2024.

Loans to or guaranteed by general obligations of a state or political subdivision are not subject to the foregoing lending limits.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	June 30,
	2024		2023
	Amount	Percent of Total Loans	Amount	Percent of Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family residential(1)	$178,347	37.51%	$179,579	36.29%
Commercial – real estate secured:
Owner occupied	97,571	20.52	104,974	21.22
Non-owner occupied	45,889	9.65	43,467	8.78
Total commercial-real estate secured	143,460	30.17	148,441	30.00
Multi-family residential	37,092	7.80	28,849	5.83
Land	30,737	6.46	26,841	5.42
Construction	15,704	3.30	28,035	5.67
Home equity loans and second mortgage loans	2,634	0.56	2,450	0.50
Equity lines of credit	17,046	3.58	23,817	4.81
Total real estate loans	425,020	89.38	438,012	88.52
Commercial business	49,256	10.36	55,364	11.19
Consumer non-real estate loans:
Savings accounts	393	0.08	372	0.07
Consumer loans	855	0.18	1,082	0.22
Total non-real estate loans	50,504	10.62	56,818	11.48
Total loans	475,524	100.00%	494,830	100.00%
Less:
Allowance for credit losses	(4,574)		(5,173)
Deferred loan fees	(98)		(164)
Net loans receivable (1)	$470,852		$489,493

(1)	Does not include loans held-for-sale amounting to $1.7 million and $4,000 at June 30, 2024 and 2023, respectively.

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

In recent periods, we have originated and sold a substantial amount of our fixed-rate conforming mortgages to correspondent banks. For the year ended June 30, 2024, we originated $49.7 million of one-to-four family residential loans and sold $16.0 million of such loans. Our residential loan originations primarily consist of conventional, rural development, FHA, and VA loans.

The following table shows total loans originated, sold, and repaid during the periods indicated.

	Year Ended June 30,
	2024	2023
	(In thousands)
Loan originations:
One-to-four family residential	$49,685	$$59,319
Commercial — real estate secured:
Owner occupied	13,060	33,562
Non-owner occupied	10,069	19,289
Multi-family residential	4,289	21,233
Commercial business	72,577	51,314
Land	19,564	12,514
Construction	23,256	25,300
Home equity loans and lines of credit and other consumer	17,538	21,493
Total loan originations	210,038	244,024
Loans purchased	395	54,949
Total loan originations and loans purchased	210,433	298,973
Loans Sold	(15,982)	(24,865)
Loan principal repayments	(211,072)	(171,869)
Total loan originations and purchases, net of loans sold and principal repayments	(16,621)	102,239
(Decrease) increase due to other items, net(1)	(291)	103
Net (decrease) increase in loan portfolio	$(16,912)	$102,342

(1)	Other items consist of deferred loan fees and the allowance for credit losses.

Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, we concentrate our lending activity in our primary market area in Caddo, Bossier and Webster Parishes, Louisiana and the surrounding area. Subject to our loans-to-one borrower limitation, we are permitted to invest without limitation in residential mortgage loans and up to 400% of our capital in loans secured by non-residential or commercial real estate. We also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, we may invest up to 10% of our total assets in secured and unsecured loans for commercial, corporate, business, or agricultural purposes. At June 30, 2024, we were within each of the above lending limits.

During fiscal 2024 and 2023, we sold $16.0 million and $24.9 million of loans, respectively. We recognized gain on sale of loans of $265,000 and $466,000 during fiscal 2024 and 2023, respectively. Loans were sold during these periods primarily to other financial institutions. Such loans were sold against forward sales commitments with servicing released and without recourse after a certain period of time, typically 90 days. The loans sold primarily consisted of long-term, fixed rate residential real estate loans. We will continue to sell loans in the future to the extent we believe the interest rate environment is unfavorable and interest rate risk is unacceptable.

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of June 30, 2024, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	One-to- Four Family Residential	Commercial Real Estate Secured	Multi Family Residential	Commercial Business	Land	Construction	Home Equity Loans and Lines of Credit and Other Consumer	Total
	(In thousands)
Amounts due after June 30, 2024 in:
One year or less	$12,223	$16,170	$10,652	$8,105	$14,353	$15,704	$2,663	$79,870
After one year through two years	13,194	10,883	4,357	9,273	6,755	--	1,627	46,089
After two years through three years	22,108	22,866	4,506	3,482	2,852	--	5,211	61,025
After three years through five years	45,763	53,688	2,369	18,674	5,338	--	572	126,404
After five years through ten years	9,343	36,748	2,684	8,229	701	--	1,794	59,499
After ten years through fifteen years	8,865	1,397	10,406	1,493	--	--	8,892	31,053
After fifteen years	66,851	1,708	2,118	--	738	--	169	71,584

Total	$178,347	$143,460	$37,092	$49,256	$30,737	$15,704	$20,928	$475,524

The following table sets forth the dollar amount of all loans at June 30, 2024, before net items, due after June 30, 2025, which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable-Rate	Total
		(In thousands)
One-to-four family residential	$114,545	$51,579	$166,124
Commercial — real estate secured	124,065	3,225	127,290
Multi-family residential	26,438	2	26,440
Commercial business	33,846	7,305	41,151
Land	15,055	1,329	16,384
Construction	--	--	--
Home equity loans and lines of credit and other consumer	8,384	9,881	18,265

Total	$322,333	$73,321	$395,654

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

One-to-Four Family Residential Real Estate Loans.  As of June 30, 2024, one-to-four family residential loans were $178.3 million, or 37.5%, of the total loan portfolio, before net items.

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

At June 30, 2024, $126.6 million, or 71%, of our one-to-four family residential mortgage loans were fixed-rate loans. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Our fixed-rate loans generally are originated under terms, conditions, and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation and other investors in the secondary mortgage market. Consistent with our asset/liability management, we have sold a significant portion of our long-term, fixed rate loans.  Servicing is released on all loans sold.

Although we offer adjustable rate loans, substantially all of the single-family loan originations over the last few years have consisted of fixed-rate loans due to the low interest rate environment. The adjustable-rate loans held in portfolio typically have interest rates which adjust on an annual basis. These loans generally have an annual cap of 1% on any increase or decrease and a cap of 6% above or below the initial rate over the life of the loan. Such loans are underwritten based on the initial rate plus 2%. At June 30, 2024, $51.7 million, or 29%, of our one-to-four family residential mortgage loans were adjustable rate loans.

Commercial Real Estate Secured Loans.  As of June 30, 2024, Home Federal Bank had outstanding $143.5 million of loans secured by commercial real estate, $97.6 million, or 68.0%, of which were owner occupied. It is the current policy of Home Federal Bank to lend in a first lien position on real property occupied as a commercial business property. Home Federal Bank offers fixed and variable rate commercial real estate loans. Home Federal Bank’s commercial real estate loans are limited to a maximum of 85% of the appraised value and have terms up to 15 years, however, the terms are generally no more than five years with amortization periods of 20 years or less. It is our policy that commercial real estate secured lines of credit are limited to a maximum of 85% of the appraised value of the property and shall not exceed three to five year amortizations.

Multi-Family Residential Loans.  As of June 30, 2024, multi-family residential loans were $37.1 million, or 7.8%, of the total loan portfolio, before net items. Our multi-family residential loan portfolio includes income producing properties of five or more units and low income housing developments. We obtain personal guarantees on all properties other than those of the public housing authority for which they are not permitted.

Commercial Business Loans.  As of June 30, 2024, non-real estate secured commercial loans were $49.3 million, or 10.4%, of the total loan portfolio, before net items. The business lending products we offer include lines of credit, inventory financing, and equipment loans. Commercial business loans and lines of credit carry more credit risk than other types of commercial loans. We attempt to limit such risk by making loans predominantly to small- and mid-sized businesses located within our market area and having the loans personally guaranteed by the principals involved. We have established underwriting standards in regard to business loans which set forth the criteria for sources of repayment, borrower’s capacity to repay, specific financial and collateral margins, and financial enhancements such as guarantees. The primary source of repayment is cash flow from the business and the general financial strength of the borrower.

Land Loans.  As of June 30, 2024, land loans were $30.7 million, or 6.5%, of the total loan portfolio, before net items. Land loans include land which has been acquired for the purpose of development and unimproved land. Our loan policy provides for loan-to-value ratios of 50% for unimproved land loans. Land loans are originated with fixed rates and terms up to five years with longer amortizations. Although land loans generally are considered to have greater credit risk than certain other types of loans, we expect to mitigate such risk by requiring personal guarantees and identifying other secondary sources of repayment for the land loan other than the sale of the collateral. It is our practice to only originate a limited amount of loans for speculative development to borrowers with whom our lenders have a prior relationship.

Construction Loans.  As of June 30, 2024, construction loans were $15.7 million, or 3.3%, of the total loan portfolio, before net items. These included loans for the construction of residential and commercial property. Our residential construction loans typically have terms of six to twelve months with a takeout letter from Home Federal for the permanent mortgage. Our commercial construction loans include owner occupied commercial properties, pre-sold property, and speculative office property. As of June 30, 2024, we held $1.7 million of speculative construction loans.

Home Equity and Second Mortgage Loans.  As of June 30, 2024, home equity and second mortgage loans were $2.6 million, or 0.6%, of the total loan portfolio, before net items. These loans are secured by the underlying equity in the borrower’s residence. We do not require that we hold the first mortgage on the properties that secure the second mortgage loans. The amount of our second mortgage loans generally cannot exceed a loan-to-value ratio of 90% after taking into consideration the first mortgage loan. These loans are typically three-to-five year balloon loans with fixed rates and terms that will not exceed 10 years and contain an on-demand clause that allows us to call the loan in at any time.

Equity Lines of Credit.  As of June 30, 2024, lines of credit secured by a borrower’s equity in real estate were $17.0 million, or 3.6%, of the total loan portfolio, before net items. The unused portion of equity lines was $14.8 million at June 30, 2024.  The rates and terms of such lines of credit depend on the history and income of the borrower, purpose of the loan, and collateral. Lines of credit will not exceed 90% of the value of the equity in the collateral.

Consumer Non-Real Estate Loans.  We are authorized to make loans for a wide variety of personal or consumer purposes. We originate consumer loans primarily in order to accommodate our customers. The consumer loans at June 30, 2024 consist of loans secured by deposit accounts with us, automobile loans, overdraft, and other unsecured loans.

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

We offer loans secured by deposit accounts held with us. These loans amounted to $393,000, or 0.1% of the total loan portfolio, before net items, at June 30, 2024. Such loans are originated for up to 100% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2%. These loans typically are payable on demand with a maturity date of one year.

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

Asset Quality

General.  During fiscal 2024 our annual review commenced in September 2023 and was completed in October 2023. Our next annual review commenced in August 2024. The scope of the services provided included testing of credit underwriting, adherence to our loan policies, as well as regulatory policies, and recommendations regarding reserve allocations. We expect these reviews will be done roughly every twelve to eighteen months.

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

Real estate and other assets we acquire as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold.  At June 30, 2024, we had $418,000 in other real estate owned consisting of two single family residences compared to $368,000 of real estate owned at June 30, 2023 consisting of two single family residences.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	June 30,
	2024				2023
	30 – 89 Days Overdue		90 or More Days Overdue		30 – 89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
One-to-four family residential	7	$1,319	4	$1,189	3	$927	1	$1,175
Commercial – real estate secured	--	--	--	--	--	--	--	--
Multi-family residential	--	--	--	--	--	--	--	--
Commercial business	--	--	2	90	3	63	--	--
Land	--	--	--	--	1	36	--	--
Construction	--	--	--	--	--	--	--	--
Home equity loans and lines of credit and other consumer	3	62	3	240	3	54	--	--

Total delinquent loans	10	$1,381	9	$1,519	10	$1,080	1	$1,175

Delinquent loans to total net loans		0.29%		0.32%		0.22%		0.24%
Delinquent loans to total loans		0.29%		0.32%		0.22%		0.24%

Non-Performing Assets.  The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and real estate owned) at the dates indicated.

	June 30,
	2024	2023
	(Dollars in thousands)
Non-accruing loans:
One-to-four family residential	$1,073	$1,164
Commercial — real estate secured	--	--
Multi-family residential	--	--
Commercial business	90	64
Land	--	--
Construction	--	--
Home equity loans and lines of credit and other consumer	240	--
Total non-accruing loans	1,403	1,228
Accruing loans 90 days or more past due:
One-to-four family residential	116	--
Commercial — real estate secured	--	--
Multi-family residential	--	--
Commercial business	--	--
Land	--	--
Construction	--	--
Home equity loans and lines of credit and other consumer	--	--
Total non-performing loans(1)	1,519	1,228
Real estate owned, net	418	368
Total non-performing assets	$1,937	$1,596

Troubled debt restructurings and modified loans to borrowers experiencing financial difficulty(2)	10	10
Total non-performing assets and troubled debt restructurings and modified loans to borrowers experiencing financial difficulty	$1,947	$1,606

Total non-performing loans as a percent of loans, net	0.32%	0.25%
Total non-performing assets as a percent of total assets	0.30%	0.24%
Total non-performing assets and troubled debt restructurings and modified loans to borrowers experiencing financial difficulty as a percentage of total assets	0.31%	0.24%

(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
(2)	Troubled debt restructurings and modified loans to borrowers experiencing financial difficulty are not included in non-accruing loans and accruing loans 90 days or more past due.

At June 30, 2024, the Company had $1.9 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $1.6 million on non-performing assets at June 30, 2023, consisting of three commercial non-real estate loans, five single-family residential loans, four home equity line-of-credit loans, and three single-family residences in other real estate owned at June 30, 2024, compared to seven single-family residential loans, two commercial non-real estate loans, one consumer loan and two single-family residences in other real estate owned at June 30, 2023.

Classified Assets.  Federal regulations require that each insured savings institution classify its assets on a regular basis and the amount of its valuation allowance is subject to review by Federal bank regulators. There are three classifications for problem assets: “substandard”, “doubtful”, and “loss”. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss, if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a higher possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful, or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset, or portion thereof, is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution’s classifications and amounts reserved. At June 30, 2024, we had $3.8 million in classified assets.  There were seven residential mortgage loans  totaling $1.2 million, two commercial real estate loans totaling $434,000, four commercial non-real estate loans totaling $142,000, and one land loan for $73,000 classified as special mention . At June 30, 2024 the Company had six single family residential loans totaling $1.5 million, four home-equity line-of-credit loans totaling $282,000, five commercial non-real-estate loans totaling $146,000, and one auto loan for $16,000 classified as substandard. There were no loans classified as doubtful or loss at June 30, 2024.

Allowance for Credit Losses.  At June 30, 2024, our allowance for credit losses amounted to $4.6 million. The methodology for determining the allowance for credit losses under the new current expected credit loss ("CECL") model was implemented effective July 1, 2023 in accordance with ASU No. 2016-13 and subsequent ASUs issued to amend ASC Topic 326. The allowance methodology for prior periods is disclosed in our 2023 Annual Report on Form 10-K. The Company has elected to exclude accrued interest receivable from the measurement of its allowance for credit losses. When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income. The allowance for credit losses for loans is an estimate of the expected losses to be realized over the life of the loans in the portfolio. Management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. Adjustments to historical loss information are made to incorporate our reasonable and supportable forecast of future losses at the portfolio segment level, as well as any necessary qualitative adjustments, including, but not limited to, changes in current and expected future economic conditions, changes in industry experience and industry loan concentrations, changes in the volume and severity of nonperforming assets, changes in lending policies and personnel and changes in the competitive and regulatory environment of the banking industry. Loans that do not share similar risk characteristics are individually evaluated and are excluded from the pooled loan analysis.

While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

The following table shows changes in our allowance for credit losses during the periods presented.  We had $1.0 million and $237,000 of loan charge-offs during fiscal 2024 and 2023, respectively.  Bad debt recoveries amounted to $13,000 and $91,000 during fiscal 2024 and 2023, respectively.

	June 30,
	2024	2023
	(Dollars in thousands)
Total loans outstanding at end of period	$475,524	$494,830
Average loans outstanding	499,237	442,469
Allowance for credit losses, beginning of period	5,173	4,451
Impact of ASU 2016-13	359	-
Provision for credit losses	40	868
Recoveries	13	91
Charge-offs	(1,011)	(237)
Allowance for credit losses, end of period	$4,574	$5,173

Allowance for credit losses as a percent of non-performing loans	300.72%	417.85%
Allowance for credit losses as a percent of loans outstanding	0.96%	1.05%

The following table shows how our allowance for credit losses is allocated by type of loan at each of the dates indicated.

	2024		2023
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in thousands)
One-to-four family residential	$2,346	51.29%	$1,900	36.72%
Commercial – real estate secured	1,088	23.79	1,673	32.34
Multi-family residential	130	2.84	228	4.41
Land	175	3.83	274	5.30
Construction	103	2.25	254	4.91
Home Equity Loans and Lines of Credit	165	3.61	251	4.85
Commercial business	548	11.98	588	11.37
Consumer	19	0.41	5	0.10
Total	$4,574	100.00%	$5,173	100.00%

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

The following table sets forth certain information relating to our investment securities portfolio at the dates indicated.

	June 30,
	2024		2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Held-to-Maturity:
Mortgage-backed securities	$66,017	$53,230	$71,568	$58,447
Municipals	1,285	1,220	1,311	1,231
Total Securities Held-to-Maturity	67,302	54,450	72,879	59,678

Securities Available-for-Sale:
Mortgage-backed securities	27,982	24,671	32,063	28,634
Municipals	365	366	1,068	1,076
US Treasury Securities	2,000	2,000	9,779	9,841
Total Securities Available for sale	30,347	27,037	42,910	39,551

Equity Securities	250	250	250	250
FNBB stock	1,364	1,364	1,294	1,294
FHLB stock	1,614	1,614	1,544	1,544

Total Investment Securities	$99,263	$83,101	$117,333	$100,773

The following table sets forth the amount of investment securities which contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2024. The amounts reflect the fair value of our securities at June 30, 2024.

	Amounts at June 30, 2024 which Mature in
	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
	(Dollars in thousands)
Bonds and other debt securities:
Mortgage-backed securities	$--	--%	$4	4.34%	$2,643	2.52%	$75,254	1.77%
Municipals	--	--	571	5.35	--	--	1,015	5.00
US Treasury securities	2,000	1.97	--	--	--	--	--	--
Equity securities(1):
FNBB stock	--	--	--	--	--	--	250	0.92
FHLB stock	--	--	--	--	--	--	1,364	5.22

Total investment securities	$2,000	1.97%	$575	5.35%	$2,643	2.52%	$77,883	1.87%

(1)	None of the listed equity securities has a stated maturity.

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

The following table sets forth the composition of our mortgage-backed securities portfolio at fair value at each of the dates indicated. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2024  and 2023.

	June 30,
	2024	2023
	(In thousands)
Fixed rate:
GNMA	$2,813	$4,114
FHLMC	27,979	35,291
FNMA	46,135	47,461
Total fixed rate	76,927	86,866
Adjustable rate:
GNMA	971	210
FHLMC	3	5
FNMA	--	--
Total adjustable-rate	974	215
Total mortgage-backed securities	$77,901	$87,081

Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at June 30, 2024 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2024.

	Amounts at June 30, 2024 Which Mature in
	One Year or Less	Weighted Average Yield	Over One through Five Years	Weighted Average Yield	Over Five Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
	(In thousands)
Fixed rate:
GNMA	$--	--%	$--	--%	$2	0.01%	$2,811	0.06%
FHLMC	--	--	--	--	716	0.74	27,263	0.55
FNMA	--	--	--	--	1,917	1.77	44,218	1.14
Total fixed-rate	--	--%	--	--%	2,635	2.51%	74,292	1.75%

Adjustable rate:
GNMA	$--	--%	$--	--%	$8	4.63%	$962	3.68%
FHLMC	--	--	3	3.99	--	--	--	--
FNMA	--	--	1	0.35	--	--	--	--
Total adjustable rate	--	--%	4	4.34%	8	4.63%	962	3.68%

Total	$--	--%	$4	4.34%	$2,643	2.52%	$75,254	1.77%

The following table sets forth the purchases, sales, and principal repayments of our mortgage-backed securities during the periods indicated.

	At or For the Year Ended June 30,
	2024	2023
	(Dollars in thousands)
Mortgage-backed securities at beginning of period	$103,631	$108,322
Purchases	--	6,278
Repayments	(9,702)	(11,029)
Sales	--	--
Amortizations of premiums and discounts, net	71	60

Mortgage-backed securities at end of period	$94,000	$103,631

Weighted average yield at end of period	1.80%	1.84%

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

Deposits.  We attract deposits principally from residents of Louisiana and particularly from Caddo, Webster, and Bossier Parishes. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate. We utilize brokered certificates of deposit as a component of our strategy for lowering the overall cost of funds. The brokered certificates of deposit are callable by Home Federal Bank after twelve months. At June 30, 2024 and 2023, we had zero and $3.0 million, respectively, in brokered certificates of deposit.

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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	June 30,
	2024		2023
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(Dollars in thousands)
Certificate accounts:
0.00% - 0.99%	$13,964	2.43%	$19,248	3.22%
1.00% - 1.99%	1,323	0.23	11,630	1.95
2.00% - 2.99%	698	0.12	14,647	2.45
3.00% - 3.99%	2,137	0.37	50,365	8.43
4.00% - 4.99%	146,242	25.48	93,037	15.58
5.00% - 5.99%	50,528	8.81	1,456	0.24

Total certificate accounts	214,892	37.44	190,383	31.87

Transaction accounts:
Passbook savings	76,643	13.35	81,895	13.71
Non-interest-bearing demand accounts	130,334	22.71	145,553	24.37
NOW accounts	66,613	11.60	65,335	10.94
Money market	85,525	14.90	114,195	19.11

Total transaction accounts	359,115	62.56	406,978	68.13

Total deposits	$574,007	100.00%	$597,361	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended June 30,
	2024			2023
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in thousands)
Passbook savings	$74,135	$479	0.65%	$105,850	$312	0.29%
NOW accounts	67,224	355	0.53%	63,074	164	0.26%
Money market	93,178	2,296	2.46%	106,146	1,078	1.02%
Certificates of deposit	213,661	8,868	4.15%	126,156	2,952	2.34%
Total interest-bearing deposits	448,198	11,998	2.68%	401,226	4,506	1.12%
Non-Interest bearing demand accounts	$139,330	$--	--%	$168,169	$--	--%
Total deposits	$587,528	$11,998	2.68%	$569,395	$4,506	1.12%

The following table shows our deposit flows during the periods indicated.

	Year Ended June 30,
	2024	2023
	(In thousands)
Net deposits (withdrawals)	$(35,365)	$60,288
Interest credited	12,011	5,082
Total (decrease) increase in deposits	$(23,354)	$65,370

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at June 30, 2024.

	Balance at June 30, 2024
	Maturing in the 12 Months Ending June 30,
Certificates of Deposit	2025	2026	2027	Thereafter	Total
	(In thousands)
0.00% - 0.99%	$8,886	$1,890	$1,564	$1,624	$13,964
1.00% - 1.99%	1,316	--	7	--	1,323
2.00% - 2.99%	697	--	--	1	698
3.00% - 3.99%	2,119	18	--	--	2,137
4.00% - 4.99%	128,432	17,283	137	390	146,242
5.00% - 5.99%	44,167	6,361	--	--	50,528
Total certificate accounts	$185,617	$25,552	$1,708	$2,015	$214,892

The following table shows the maturities of our certificates of deposit in excess of the FDIC insurance limit (generally, $250,000) at June 30, 2024 by time remaining to maturity.

	Amount	Weighted Average Rate
	(Dollars in thousands)
September 30, 2024	$20,936	4.28%
December 31, 2024	15,315	4.80
March 31, 2025	8,498	4.62
June 30, 2025	8,058	4.32
After June 30, 2025	11,401	3.76
Total certificates of deposit with balances of $250,000 or more	$64,208	4.36%

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

As of June 30, 2024, we were permitted to borrow up to an aggregate total of $186.4 million from the Federal Home Loan Bank of Dallas. We had no Federal Home Loan Bank advances outstanding at June 30, 2024 or June 30, 2023.  Additionally, at June 30, 2024, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $20.4 million.  There were no amounts purchased under this agreement as of June 30, 2024.  At June 30, 2024, Home Federal Bancorp had available an $11.0 million line of credit agreement with First National Bankers Bank, maturing on August 29, 2024.  The line is secured by Home Federal Bank’s common stock and bears interest at the Prime Rate, which is subject to change when adjustments are made to Wall Street Journal Prime.  At June 30, 2024, the line had an outstanding balance of $7.0 million on the line of credit.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended June 30,
	2024	2023
	(Dollars in thousands)
FHLB advances:
Average balance outstanding	$3,119	$1,919
Maximum amount outstanding at any month-end during the period	14,100	10,000
Balance outstanding at end of period	--	--
Average interest rate during the period	5.77%	5.20%
Weighted average interest rate at end of period	0.00%	0.00%

At June 30, 2024, we had no outstanding advances from the Federal Home Bank of Dallas.

Subsidiaries

At June 30, 2024, the Company had one subsidiary, Home Federal Bank.  The Bank’s only subsidiary at such date was Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

Employees

Home Federal Bank had 78 full-time employees and three part-time employees at June 30, 2024. None of these employees are covered by a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.

REGULATION

General

Home Federal Bank, as a federally chartered savings bank, is subject to federal regulation and oversight by the Office of the Comptroller of the Currency as its primary federal regulator extending to all aspects of its operations. Home Federal Bank also is subject to regulation by the Federal Deposit Insurance Corporation, which insures the deposits of Home Federal Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the Office of the Comptroller of the Currency and are subject to periodic examinations by the Office of the Comptroller of the Currency. The investment and lending authority of savings institutions is prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily are intended for the protection of depositors and not for the purpose of protecting shareholders.

Federal law provides the federal banking regulators, including the Office of the Comptroller of the Currency with substantial enforcement powers. The Office of the Comptroller of the Currency’s enforcement authority over all savings institutions includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders, and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of the Comptroller of the Currency.

Regulation of Home Federal Bancorp

Home Federal Bancorp, a Louisiana corporation, is a registered savings and loan holding company within the meaning of Section 10 of the Home Owners’ Loan Act and is subject to regulation, examination and supervision by the Federal Reserve Board, as well as certain reporting requirements. While new capital requirements began to phase in for savings and loan holding companies on January 1, 2015, Home Federal Bancorp is currently exempt from those requirements.

Holding Company Activities.

Home Federal Bancorp is a unitary savings and loan holding company under the Home Owners’ Loan Act, as amended.  Federal law generally prohibits a savings and loan holding company, without prior approval of the Federal Reserve Board, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets, or more than 5% of the voting shares of the savings institution or savings and loan holding company. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the Federal Reserve Board.

The Federal Reserve Board may not approve any acquisition that would result in a multiple savings and loan holding company controlling a savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state, if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

 In evaluating applications by savings and loan holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community, competitive factors, and other factors. The Federal Reserve Board has long set forth in its regulations its "source of strength" policy, which requires bank holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.  This policy now also applies to savings and loan holding companies.

The Federal Reserve Board has promulgated consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to their subsidiary depository institutions, including a community bank leverage ratio alternative. However, holding companies with less than $3.0 billion of consolidated assets, such as Home Federal Bancorp, are generally not subject to consolidated capital requirements unless otherwise advised by the FRB.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that is applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends’ previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also provides for regulatory consultation prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of Home Federal Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

All savings institution subsidiaries of savings and loan holding companies like Home Federal Bank are required to meet a qualified thrift lender, or QTL, test to avoid certain restrictions on their operations. If the subsidiary savings institution fails to meet the QTL, as discussed below, then the savings and loan holding company must register with the Federal Reserve Board as a bank holding company, unless the savings institution requalifies as a QTL within one year thereafter.

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

Insurance of Accounts.

The deposits of Home Federal Bank are insured up to $250,000 per separately insured deposit ownership right or category by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation and are backed by the full faith and credit of the U.S. Government. As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of and to require reporting by insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions after giving the Office of the Comptroller of the Currency an opportunity to take such action. The Federal Deposit Insurance Corporation assesses deposit insurance premiums on each insured institution.  Under the Federal Deposit Insurance Corporation's risk-based assessment system, institutions deemed less risky pay lower assessments. Assessments for institutions of less than $10 billion of assets are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution's failure within three years.

The Dodd-Frank Act required the Federal Deposit Insurance Corporation to revise its procedures to base assessments upon each insured institution's total assets less tangible equity instead of deposits. The current assessment range (inclusive of possible adjustments) for insured institutions of less than $10 billion of total assets is 2.5 basis points to 32 basis points. The Federal Deposit Insurance Corporation has authority to further increase insurance assessments; and therefore management cannot predict what insurance assessment rates will be in the future. A significant increase in insurance premiums may have an adverse effect on the operating expenses and results of operations of Home Federal Bank

The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository institution, including Home Federal Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order, or any condition imposed by an agreement with the Federal Deposit Insurance Corporation. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the Federal Deposit Insurance Corporation. Management is aware of no existing circumstances which would result in termination of Home Federal Bank’s deposit insurance.

Regulatory Capital Regulations

Federal regulations require depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8%, and a Tier 1 capital to total assets leverage ratio of 4%. Federal savings institution’s must also meet a tangible capital ratio of 1.5%.

For purposes of the regulatory capital requirements, a higher risk weight (150%) is assigned to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. Unrealized gains and losses on certain “available-for-sale” securities holdings are required to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised.  Additional constraints are also imposed on the inclusion in regulatory capital of certain mortgage-servicing assets, deferred tax assets and minority interests. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the Office of the Comptroller of the Currency takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions when deemed necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

Legislation enacted in May 2018 required the federal banking agencies, including the Office of the Comptroller of the Currency, to establish for qualifying institutions with assets of less than $10 billion a “community bank leverage ratio” that ranges between 8% to 10% of consolidated assets. Institutions with capital complying with the ratio and otherwise meeting the specified requirements (including off-balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. Such institutions are also considered "well-capitalized" for prompt corrective action purposes.

The community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. Pursuant to federal legislation enacted in 2020, the community bank leverage ratio was temporarily lowered to 8% for 2020. Another rule was issued to increase the ratio to 8.5% for calendar year 2021 and to 9% thereafter. A qualifying bank may opt in and out of the community bank leverage ratio framework on its quarterly call report. A bank that ceases to meet any qualifying criteria is provided with a two-quarter grace period to comply with the community bank leverage ratio requirements or the general capital regulations by the federal regulators. As of June 30, 2024, Home Federal Bank has not opted into the alternative framework.

Home Federal Bank is subject to capital requirements adopted by the Office of the Comptroller of the Currency. At June 30, 2024, Home Federal Bank exceeded each of its capital requirements with common equity tier 1, tier 1 capital, total capital, leverage, and tangible capital ratios of 13.29%, 13.29%, 14.35%, 8.99%, and 8.99%, respectively.

Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the Office of the Comptroller of the Currency. Such actions could include a capital directive, a cease and desist order, civil money penalties, establishment of restrictions on the institution’s operations, termination of federal deposit insurance, and the appointment of a conservator or receiver. The Office of the Comptroller of the Currency’s capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

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

At June 30, 2024, Home Federal Bank was deemed a well-capitalized institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

Capital Distributions.

There are various restrictions on a bank's ability to make capital distributions, including cash dividends, payments to repurchase or otherwise acquire its shares and other distributions charged against capital. A savings institution that is the subsidiary of a savings and loan holding company, such as Home Federal Bank, must file a notice with the FRB at least 30 days before making a capital distribution and receive the FRB's nonobjection. Home Federal Bank must also file an application or notice for prior approval with the Office of the Comptroller of the Currency if the total amount of its capital distributions (including each proposed distribution), for the applicable calendar year would exceed Home Federal Bank's net income for that year plus its retained net income for the previous two years, if Home Federal Bank is not an "eligible savings association" as defined in Office of the Comptroller of the Currency regulations or the capital distributions would violate a prohibition contained in any statute, regulation or agreement.

Home Federal Bank may be prohibited from making capital distributions and its application or notice disapproved if (i) Home Federal Bank would be undercapitalized following the distribution; (ii)  the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

Qualified Thrift Lender Test.

Federal regulations require that Home Federal Bank comply with a Qualified Thrift Lender test.  Under this test, Home Federal Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly basis in at least nine months of the most recent twelve-month period.  “Portfolio assets” means, in general, an institution's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) goodwill and other intangible assets and (c) the value of property used to conduct the institution's business.  “Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities and consumer loans.  If Home Federal Bank fails the QTL test, it must operate under certain restrictions on its activities. The Dodd-Frank Act made noncompliance potentially subject to agency enforcement action for violation of law.  At June 30, 2024, Home Federal Bank believes it meets the QTL test.

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

On October 24, 2023, the Office of the Comptroller of the Currency and the other federal banking agencies issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $600 million as of December 31 in both of the prior two calendar years and less than $2 billion as of December 31 in either of the prior two calendar years will be an “intermediate bank.” The agencies will evaluate intermediate banks under the Retail Lending Test and either the current community development test, referred to in the final rule as the Intermediate Bank Community Development Test, or, at the bank’s option, the Community Development Financing Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

Limitations on Transactions with Affiliates.

Home Federal Bank’s authority to engage in transactions with its “affiliates” is limited by federal regulations and by Sections 23A and 23B of the Federal Reserve Act.  In general, these transactions must be on terms which are as favorable to Home Federal Bank as comparable transactions with non-affiliates.  Additionally, certain types of these transactions are restricted to an aggregate percentage of Home Federal Bank's capital.  Collateral in specified amounts must usually be provided by affiliates to receive loans from Home Federal Bank.  In addition, Office of Comptroller of the Currency regulations prohibit a savings bank from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate other than a subsidiary.

Home Federal Bank’s authority to extend credit to its directors, executive officers, and 10% shareholders ("insiders"), as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board.  Among other things, these provisions require that all loans or extensions of credit to insiders (a) be made on terms that are substantially the same as and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations, individually and in the aggregate, which limits are based, in part, on the amount of the Home Federal Bank's capital.  In addition, extensions of credit in excess of certain limits must be approved by the Home Federal Bank’s Board.  At June 30, 2024, Home Federal was in compliance with the above restrictions.

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

On May 6, 2024, the Office of the Comptroller of the Currency approved a notice of proposed rule-making to implement section 956 of the Dodd–Frank Act. The proposal would establish new requirements for incentive-based compensation at certain covered institutions. Office of the Comptroller of the Currency-supervised institutions that would be subject to the proposed rule include national banks, federal savings associations, and federal branches and agencies, as well as these institutions’ subsidiaries (other than brokers, dealers, insurance providers, investment companies, and investment advisers), that offer incentive-based compensation and have average total consolidated assets of at least $1 billion.

The proposed rule would prohibit incentive-based compensation arrangements that encourage inappropriate risks by a covered institution (1) by providing an executive officer, employee, director, or principal shareholder of the covered institution with excessive compensation, fees, or benefits; or (2) that could lead to material financial loss to the covered financial institution.  No assurance can be given as to whether or when this proposal will be adopted in final form or its impact on Home Federal Bank.

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

On July 26, 2023, the Securities and Exchange Commission issued a final rule that requires registrants, such as Home Federal Bancorp, to (i) report material cybersecurity incidents on Form 8-K, (ii) include updated disclosure in Forms 10-K and 10-Q of previously disclosed cybersecurity incidents and disclose previously undisclosed individually immaterial incidents when a determination is made that they have become material on an aggregated basis, (iii) disclose cybersecurity policies and procedures and governance practices, including at the board and management levels in Form 10-K, and (iv) disclose the board of directors' cybersecurity expertise.  An Item 1.05 Form 8-K will generally be due four business days after a registrant determines that a cybersecurity incident is material. See Item 1C. Cybersecurity for annual disclosures herein.

Federal Home Loan Bank System.

Home Federal Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 11 regional Federal Home Loan Banks that administer a home financing credit function primarily for its members. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. The Federal Home Loan Bank of Dallas is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At June 30, 2024, Home Federal Bank had no advances from the Federal Home Loan Bank and $186.4 million available on its credit line with the Federal Home Loan Bank.

As a member, Home Federal Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas. At June 30, 2024, Home Federal Bank had $1.4 million in Federal Home Loan Bank stock, which was in compliance with the applicable requirement.

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

Federal Reserve System.

The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to zero percent effective May 26, 2020 to support lending to households and businesses. The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve Bank. At June 30, 2024, Home Federal Bank was not required to maintain any reserve balances.

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

Method of Accounting.  For federal income tax purposes, Home Federal Bank reports income and expenses on the accrual method of accounting and used a June 30 tax year in 2024 for filing its federal income tax return.

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

At June 30, 2024, the total federal pre-1988 reserve was approximately $3.3 million. The reserve reflects the cumulative effects of federal tax deductions by Home Federal Bank for which no federal income tax provisions have been made.

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

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

The Bank has implemented an information security program that encompasses the Bank’s cybersecurity efforts as part of its risk management process. Risk assessments, including Information Technology and Cybersecurity Risk, are conducted annually by the Chief Risk Officer, Information Technology Officer and Information Security Officer to identify, assess and mitigate risks.  The Bank recognizes the need for sound physical and internal controls over its critical financial data, confidential information and digital assets to ensure the accuracy, integrity, and confidentiality of the processed information.  As regulated financial institutions, the Company and Bank are also subject to financial privacy laws and their cybersecurity practices are subject to oversight by the federal banking agencies.

The Boards of Directors of the Company and Bank and the Audit Committee of the Company are responsible for ultimate oversight of cybersecurity risks managed daily by management pursuant to the Bank’s information security program. The Boards of Directors annually approve this information security program and regularly receive reports from the Bank’s Information Security Officer and Information Technology Officer that outline the steps undertaken to protect the information and data assets of the Bank and Company.  Additionally, the Information Security Officer and Information Technology Officer update the Boards of Directors through supplementary reports on issues related to Cybersecurity readiness.

The Bank’s information security program is developed and implemented by the Bank’s Information Security Officer, Information Technology Officer and Chief Risk Officer.  Together with the Bank’s Electronic Data Processing (EDP) Committee, comprised of relevant information technology and business unit stakeholders within Bank management, the Information Security and Information Technology Officers of the Bank work to manage, control and mitigate cybersecurity risks.  The Bank’s employees are regularly trained on cybersecurity awareness, and testing is performed to monitor the success of the training.  The Board of Directors receives training annually.

The Bank engages a third party to audit and examine its processes, conduct vulnerability assessments, and review the security of its network infrastructure consistent with FFIEC (Federal Financial Institutions Examination Council) Information Technology Audit guidelines, regulatory requirements and federal banking agency expectations.  Trusted third parties are engaged to assist the Bank in improving its cybersecurity readiness.  The Bank engages third party vendors to monitor and assist in maintaining its network infrastructure.  These third-party vendors take an active role in ensuring that the Bank’s systems are protected by testing, reviewing and advising the Bank to strengthen cybersecurity controls when necessary.

The Bank has a vendor oversight risk management process that helps to validate the security and integrity of information collected and maintained by third party vendors that the Bank uses to provide banking services.  A key goal of the Bank’s vendor management program includes assessing risks, which include but are not limited to operational, strategic, reputational, cyber, and credit risks. These processes are supported by a specialized vendor that assists the Bank’s management and Board of Directors with properly assessing these risks.  Finally, the Bank also has an incident response and business continuity program that is intended to address operational concerns, including cybersecurity risks, during contingency scenarios that may create unknown circumstances.  This program is tested annually.

Although the Company and Bank have not, as of the date of this Annual Report on Form 10-K, experienced a cybersecurity threat or incident that materially affected their business strategy, results of operations or financial condition, there can be no guarantee that the Company or Bank will not experience such an incident in the future.

Item 2. Properties

We currently conduct business from our home office located in Shreveport, Louisiana and six full-service banking offices located in Shreveport, Louisiana, two full-service banking offices located in Bossier City, Louisiana, one full-service banking office located in Minden, Louisiana and one full-service banking office located in Benton, Louisiana. The following table sets forth certain information, as of June 30, 2024, relating to Home Federal Bank’s offices, and one property acquired for potential future administrative offices which is presently vacant.

Description/Address	Leased/Owned	Net Book Value of Property	Amount of Deposits
	(Dollars in thousands)
Building (Home Office) 222 Florida Street, Shreveport, LA	Owned	$1,672	$--
Building/ATM (Market Street Branch) 624 Market Street, Shreveport, LA	Owned	661	65,915
Building/ATM (Youree Drive Branch) 6363 Youree Drive, Shreveport, LA	Owned(1)	607	160,649
Building/ATM (Southern Hills Branch) 9449 Mansfield Road, Shreveport, LA	Owned	1,753	65,090
Building/ATM (Viking Drive Branch) 2555 Viking Drive, Bossier City, LA	Owned	1,562	52,556
Building/ATM (Stockwell Branch) 7964 E. Texas Street, Bossier City, LA	Owned	1,468	37,097
Building/ATM (Northwood Branch) 5841 North Market Street, Shreveport, LA	Owned	1,480	27,243
Building/ATM (Pierremont Road Branch) 925 Pierremont Road, Shreveport, LA	Owned	1,968	58,594
Building (2) 614 Market Street, Shreveport, LA	Owned(2)	323	--
Building/ATM (Huntington Branch) 6903 Pines Road, Shreveport, LA	Owned	1,830	11,616
Building/ATM (Minden Branch) 412 Homer Road, Minden, LA	Owned	3,085	20,425
Building/ATM (Benton Branch) 104 Sibley Street, Benton, LA	Owned	$709	$74,822

(1)	The building is owned but the land is subject to an operating lease with a ten-year term expiring March 15, 2028.
(2)	The building is vacant and available to serve as potential future administrative offices and storage.

Item 3. Legal Proceedings

Home Federal Bancorp and Home Federal Bank are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)       Home Federal Bancorp’s common stock is traded on the Nasdaq Capital Market under the symbol “HFBL.”  At September 23, 2024, Home Federal Bancorp had 178 shareholders of record.  The number of shareholders does not reflect the number of persons or entities who may hold stock in nominee or “street” name through brokerage firms or others.

(b)	Not applicable.

(c)	Purchases of Equity Securities.

The Company’s repurchases of its common stock during the quarter ended June 30, 2024, including stock-for-stock option exercises are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2024 – April 30, 2024	10,648	$12.19	10,648	49,071
May 1, 2024 – May 31, 2024	2,500	11.45	2,500	46,571
June 1, 2024 – June 30, 2024	25,536	11.35	25,536	21,035
Total	38,684	$11.59	38,684	21,035

Notes to this table:
(a)
On March 7, 2024, the Company announced that its Board of Directors approved the twelfth stock repurchase program for the repurchase of up to 60,000 shares. The twelfth stock repurchase program does not have an expiration date.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our profitability depends primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, investment securities, and interest-earning deposits in other institutions, and interest expense on interest-bearing deposits and borrowings from the Federal Home Loan Bank of Dallas. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. Our profitability also depends, to a lesser extent, on non-interest income, provision for loan losses, non-interest expenses, and federal income taxes. Home Federal Bancorp, Inc. of Louisiana had net income of $3.6 million in fiscal 2024 compared to net income of $5.7 million in fiscal 2023.

Our business consists primarily of originating single-family real estate loans secured by property in our market area and to a lesser extent, commercial real estate loans, commercial business loans, and real estate secured lines of credit which typically have higher rates and shorter terms than single-family loans. Although our loans are primarily funded by the acquisition of deposits and it is our policy to require commercial customers to have a deposit relationship with us, which primarily consists of NOW accounts or non-interest checking accounts.  Due to the continued low interest rate environment, we have sold a substantial amount of our fixed rate single-family residential loan originations in recent periods.  Because of an increase in our average rate on our interest-bearing assets, partially offset by an increase in our rate on total interest bearing liabilities, our net interest margin decreased from 3.73% to 3.08% during fiscal 2024 compared to 2023, and our net interest income decreased $2.6 million to $19.0 million for fiscal 2024 as compared to $21.6 million for fiscal 2023. We expect to continue to emphasize commercial lending in the future in order to improve the yield on our portfolio.

Home Federal Bancorp’s operations and profitability are subject to changes in interest rates, applicable statutes and regulations, and general economic conditions, as well as other factors beyond our control.

Business Strategy

Our business strategy is focused on operating a growing and profitable community-oriented financial institution. Our current business strategy includes:

•
Continuing to Grow and Diversify Our Loan Portfolio. We intend to grow and continue to diversify our loan portfolio by, among other things, emphasizing the origination of commercial real estate and business loans.  At June 30, 2024, our commercial real estate loans amounted to $143.5 million, or 30.2% of the total loan portfolio.  Our commercial business loans amounted to $49.3 million, or 10.4% of the total loan portfolio. Commercial real estate, commercial business, construction and development, and consumer loans all typically have higher yields and are more interest sensitive than long-term single-family residential mortgage loans.

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

•
Expanding Our Franchise in our Market Area and Contiguous Communities.  We intend to continue to pursue opportunities to expand our market area by opening additional de novo banking offices and possibly through acquisitions of other financial institutions and banking related businesses. We expect to focus on contiguous areas to our current locations in Caddo, Bossier and Webster Parishes. In May 2024, we moved our full-service branch location in Minden, Louisiana to a permanent facility located at 412 Homer Road, Minden, Louisiana.

•
Maintain Our Asset Quality.  At June 30, 2024, our non-performing assets totaled $2.0 million, or 0.31% of total assets. We had $418,000 in other real estate owned at June 30, 2024. We intend to continue to stress maintaining high asset quality, even as we continue to grow our institution and diversify our loan portfolio.

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

During the year ended June 30, 2024, we implemented new current expected credit loss accounting policies, procedures, and controls as part of our adoption of ASU No. 2016-13 and subsequent ASUs issued to amend ASC Topic 326.

Allowance for Credit Losses.  We have identified the calculation of the allowance for credit losses as a critical accounting policy, due to the higher degree of judgment and complexity than our other significant accounting policies.

Business Combinations.  Acquisition Accounting.  Acquisitions are accounted for under the acquisition method of accounting.  The acquisition method of accounting requires the Company as the acquirer to recognize the fair value of assets acquired and liabilities assumed at the acquisition date, as well as recognize goodwill.  If the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in an acquisition, goodwill is recognized.  The Company records provisional amounts of fair value at the time of acquisition.  The provisional fair values are subject to modification for up to one year after the acquisition.

Acquired Loans. Subsequent to the adoption of ASU 2016-13, acquired loans are segregated between those purchased with credit deterioration (“PCD”) and those that are not (“non-PCD”). Loans considered PCD include those individual loans (or groups of loans with similar risk characteristics) that as of the date of acquisition are assessed as having experienced a more-than-insignificant deterioration in credit quality since origination. The assessment of what is more-than-insignificant credit deterioration since origination considers information including, but not limited to, financial assets that are delinquent, on nonaccrual and/or otherwise adversely risk rated as of the acquisition date, those that have been downgraded since origination, and those for which, after origination, credit spreads have widened beyond the threshold specified in policy. The Company bifurcates the fair value discount between the credit and noncredit components and records an allowance for credit losses for PCD loans by adding the credit portion of the fair value discount to the initial amortized cost basis and increasing the allowance for credit losses at the date of acquisition. Any noncredit discount or premium resulting from acquiring loans with credit deterioration is allocated to each individual asset. All non-PCD loans acquired are recorded at the estimated fair value of the loan at acquisition, with the estimated allowance for credit loss recorded as a provision for credit losses through earnings in the period in which the acquisition has occurred. The noncredit discount or premium for PCD loans and full discount for non-PCD loans will be accreted to interest income using the interest method based on the effective interest rate at the acquisition date.

Under the transition provisions of ASU 2016-13, the Company classified all purchased credit impaired loans (“PCI”) previously accounted for under Financial Accounting Standard Subtopic 310-30 to be classified as PCD, without reassessing whether the financial assets meet the criteria of PCD as of the date of adoption. The application of these provisions resulted in an adjustment to the amortized cost basis of the financial asset to reflect the addition of the allowance for credit losses at the date of adoption. The Company elected not to maintain pools of loans accounted for under Subtopic 310-30 at adoption. The Company was also not required to reassess whether modifications to individual acquired financial assets accounted for in pools were troubled debt restructurings as of the date of adoption. The noncredit discount, after the adjustment for the allowance for credit losses, is accreted to interest income using the interest method based on the effective interest rate determined at the adoption date.

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired.  Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired.

Core Deposit Intangible.  Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in business combinations. The Company’s policy is to amortize these intangibles on an accelerated basis over their estimated useful life, which the estimated useful lives are periodically reviewed for reasonableness. Core deposit intangibles are tested for impairment if events and circumstances indicate the carrying amount of the asset may not be recoverable from future cash flows.

Selected Financial and Other Data

Set forth below is selected consolidated financial and other data of Home Federal Bancorp. The information at or for the years ended June 30, 2024 and 2023 is derived in part from the audited financial statements that appear in this Form 10-K.

	At June 30,
	2024	2023
	(In thousands)
Selected Financial and Other Data:
Total assets	$637,512	$660,915
Cash and cash equivalents	34,948	24,765
Securities available for sale	27,037	39,551
Securities held to maturity	67,302	74,423
Loans held-for-sale	1,733	4
Loans receivable, net	470,852	489,493
Deposits	574,007	597,361
Federal Home Loan Bank advances	--	--
Other Borrowings	7,000	8,550
Total Stockholders’ equity	52,803	50,542

	As of or for the Year Ended June 30,
	2024	2023
	(Dollars in thousands, except per share amounts)
Selected Operating Data:
Total interest income	$31,864	$26,631
Total interest expense	12,913	5,079
Net interest income	18,951	21,552
Provision for loan losses	40	868
Net interest income after provision for loan losses	18,911	20,684
Total non-interest income	1,584	2,099
Total non-interest expense	16,426	16,013
Income before income tax expense	4,069	6,770
Income tax expense	476	1,066
Net income	$3,593	$5,704
Earnings per share of common stock:
Basic	$1.18	$1.89
Diluted	$1.18	$1.81

	As of or for the Year Ended June 30,
	2024	2023

Selected Operating Ratios(1):
Average yield on interest-earning assets	5.19%	4.61%
Average rate on interest-bearing liabilities	2.81	1.24
Average interest rate spread(2)	2.38	3.37
Net interest margin(2)	3.08	3.73
Average interest-earning assets to average interest-bearing liabilities	133.54	141.05
Net interest income after provision for loan losses to non-interest expense	115.13	129.17
Total non-interest expense to average assets	2.51	2.59
Efficiency ratio(3)	79.99	67.71
Return on average assets	0.55	0.92
Return on average equity	7.01	11.57
Average equity to average assets	7.83	7.98
Dividend payout ratio	43.66	27.00
Selected Financial and Other Data (Continued)
Selected Quality Ratios(4):
Non-performing loans as a percent of loans receivable, net	0.32%	0.25%
Non-performing assets as a percent of total assets	0.30	0.24
Allowance for credit losses as a percent of total loans receivable	0.96	1.05
Net charge-offs to average loans receivable	0.20	0.03
Allowance for credit losses as a percent of non-performing loans	300.72	417.85

Bank Capital Ratios(4):
Common Equity Tier 1	13.29%	12.79%
Tier 1 Capital	13.29	12.79
Total Capital	14.35	13.95
Leverage	8.99	8.69
Tangible Capital	8.99	8.69

Other Data:
Offices (branch and home)	11	10
Employees (full-time)	78	74

(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.
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

Changes in Financial Condition

Total assets decreased $23.4 million, or 3.5%, from $660.9 million at June 30, 2023 to $637.5 million at June 30, 2024. The decrease in assets was comprised of decreases in net loans receivable of $18.6 million, or 3.8%, from $489.5 million at June 30, 2023 to $470.9 million at June 30, 2024, investment securities of $18.0 million, or 15.8%, from $114.0 million at June 30, 2023 to $96.0 million at June 30, 2024, core deposit intangible of $334,000, or 21.8%, from $1.5 million at June 30, 2023 to $1.2 million at June 30, 2024, deferred tax asset of $132,000, or 10.1%, from $1.3 million at June 30, 2023 to $1.2 million at June 30, 2024, other assets of $74,000, or 5.2%, from $1.4 million at June 30, 2023 to $1.3 million at June 30, 2024, accrued interest receivable of $15,000, or 0.8%, from $1.8 million at June 30, 2023 to $1.78 million at June 30, 2024, and partially offset by increases in cash and cash equivalents of $10.2 million, or 41.1%, from $24.8 million at June 30, 2023 to $34.9 million at June 30, 2024, loans-held-for-sale of $1.7 million, from $4,000 at June 30, 2023 to $1.7 million at June 30, 2024, premises and equipment of $1.7 million, or 10.5%, from $16.6 million at June 30, 2023 to $18.3 million at June 30, 2024, bank owned life insurance of $110,000, or 1.6%, from $6.7 million at June 30, 2023 to $6.8 million at June 30, 2024, and real estate owned of $50,000, or 13.6% from $368,000 at June 30, 2023 to $418,000 at June 30, 2024. The decrease in investment securities was primarily due to $17.7 million in principal payments. The increase in cash and cash equivalents from $24.8 million at June 30, 2023 to $34.9 million at June 30, 2024 was mainly due to decreases in loans receivable and investment securities.

Loans receivable, net decreased $18.6 million, or 3.8%, from $489.5 million at June 30, 2023 to $470.9 million at June 30, 2024. In recent periods we diversified the loan products we offer and increased our efforts to originate higher yielding commercial real estate loans and lines of credit and commercial business loans which were deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans. As of June 30, 2024, Home Federal Bank had $143.5 million of commercial real estate loans, 30.2% of the total loan portfolio, and $49.3 million of commercial business loans, 10.4% of the total loan portfolio. Although commercial loans are generally considered to have greater credit risk than other certain types of loans, we attempt to mitigate such risk by originating such loans in our market area to known borrowers.

Cash and cash equivalents increased $10.2 million, or 41.1%, from $24.8 million at June 30, 2023 to $34.9 million at June 30, 2024. The increase in cash and cash equivalents was primarily due to decreases in loans receivable and investment securities.

Securities available-for-sale decreased $12.6 million, or 31.6%, from $39.6 million at June 30, 2023 to $27.0 million at June 30, 2024. This decrease resulted primarily from purchases of $2.7 million in securities, partially offset by principal repayments of $12.1 million.

Securities held-to-maturity decreased $5.6 million, or 7.7%, from $72.9 million at June 30, 2023 to $67.3 million at June 30, 2024.  This decrease was primarily due to principal repayments of $5.6 million.

 Total liabilities decreased $25.7 million, or 4.2%, from $610.4 million at June 30, 2023 to $584.7 million at June 30, 2024. The decrease in liabilities was comprised of decreases in total deposits of $23.4 million, or 3.9%, from $597.4 million at June 30, 2023 to $574.0 million at June 30, 2024, other borrowings of $1.6 million, or 18.1%, from $8.6 million at June 30, 2023 to $7.0 million at June 30, 2024, other accrued expenses and liabilities of $727,000, or 18.6%, from $3.9 million at June 30, 2023 to $3.2 million at June 30, 2024, and advances from borrowers for taxes and insurance of $33,000, or 6.0%, from $554,000 at June 30, 2023 to $521,000 at June 30, 2024,. The decrease in deposits resulted from decreases in money market deposits of $28.7 million, or 25.1%, from $114.2 million at June 30, 2023 to $85.5 million at June 30, 2024, non-interest bearing deposits of $15.2 million, or 10.5%, from $145.6 million at June 30, 2023 to $130.3 million at June 30, 2024, and savings deposits of $5.3 million, or 6.4%, from $81.9 million at June 30, 2023 to $76.6 million at June 30, 2024, partially offset by increases in certificates of deposit of $24.5 million, or 12.9%, from $190.4 million at June 30, 2023 to $214.9 million at June 30, 2024, and NOW accounts of $1.3 million, or 2.0%, from $65.3 million at June 30, 2023 to $66.6 million at June 30, 2024. The Company had no balances in brokered deposits at June 30, 2024 compared to $3.0 million at  June 30, 2023. There was a shift of balances between deposit categories due to customers moving funds from lower yielding categories to higher yielding categories.

Shareholders’ equity increased $2.3 million, or 4.5%, from $50.5 million at June 30, 2023 to $52.8 million at June 30, 2024. The increase in shareholders’ equity was comprised of current year net income of $3.6 million, the vesting of restricted stock awards, stock options, and the release of employee stock ownership plan shares totaling $500,000, proceeds from the issuance of common stock from the exercise of stock options of $373,000, and a decrease in the Company’s accumulated other comprehensive loss of $39,000, partially offset by dividends paid totaling $1.6 million, stock repurchases of $487,000, and CECL implementation totaling $189,000.

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

	June 30,
	2024				2023
				Average			Average
	Average			Yield/	Average		Yield/
	Balance	Interest		Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$499,237		$29,016	5.81%	$442,469	$23,452	5.30%
Investment securities	106,526		2,477	2.33	113,332	2,205	1.95
Interest-earning deposits	8,550		371	4.34	22,001	974	4.43
Total interest-earning assets	614,313		31,864	5.19%	577,802	26,631	4.61%
Non-interest-earning assets	40,597				40,255
Total assets	$654,910				$618,057
Interest-bearing liabilities:
Savings accounts	74,135		479	0.65%	105,850	312	0.29%
NOW accounts	67,224		355	0.53	63,074	164	0.26
Money market accounts	93,178		2,296	2.46	106,146	1,078	1.02
Certificates of deposit accounts	213,661		8,868	4.15	126,156	2,952	2.34
Total interest-bearing deposits	448,198		11,998	2.68	401,226	4,506	1.12
FHLB advances	3,119		180	5.77	1,623	79	4.87
Other bank borrowings	8,700		735	8.45	6,784	494	7.28
Total interest-bearing liabilities	460,017		12,913	2.81%	409,633	5,079	1.24%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	139,330				155,885
Other liabilities	4,289				3,224
Total liabilities	603,636				568,742
Total stockholders’ equity(2)	51,274				49,315

Total liabilities and equity	$654,910				$618,057
Net interest-earning assets	$154,296				$168,169

Net interest income; average interest rate spread(3)		$ 18,951		2.38%		$21,552	3.37%

Net interest margin(4)				3.08%			3.73%

Average interest-earning assets to average interest-bearing liabilities				133.54%			141.05%

(1)	Includes loans held for sale.
(2)	Includes retained earnings and accumulated other comprehensive loss.
(3)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by net average interest-earning assets.

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

	2024 vs. 2023			2023 vs. 2022
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(In thousands)
Interest income:
Investment securities	$404	$(132)	$272	$464	$232	$696
Loans receivable, net	2,555	3,009	5,564	1,988	3,963	5,951
Interest-earning deposits	(8)	(595)	(603)	906	(156)	750

Total interest-earning assets	2,951	2,282	5,233	3,358	4,039	7,397

Interest expense:
Savings accounts	260	(93)	167	7	(88)	(81)
NOW accounts	180	11	191	95	12	107
Money market accounts	1,350	(132)	1,218	953	17	970
Certificate accounts	3,868	2,048	5,916	1,223	517	1,740

Total deposits	5,658	1,834	7,492	2,278	458	2,736
FHLB advances and other borrowings	129	213	342	261	205	466
Total interest-bearing liabilities	5,787	2,047	7,834	2,539	663	3,202

Increase (Decrease) in net interest income	$(2,836)	$235	$(2,601)	$819	$3,376	$4,195

Comparison of Operating Results for the Years Ended June 30, 2024 and 2023

General. The decrease in net income for the year ended June 30, 2024, compared to the year ended June 30, 2023, resulted from a decrease in net interest income of $2.6 million, or 12.1%, a decrease in non-interest income of $515,000, or 24.5%, and an increase in non-interest expense of $413,000, or 2.6%, partially offset by a decrease in the provision of credit losses of $828,000, or 95.4%, and a decrease in provision for income taxes of $590,000, or 55.3%. The decrease in net interest income for the year ended June 30, 2024, compared to the year ended June 30, 2023, resulted from an increase in total interest expense of $7.8 million, or 154.2%, partially offset by an increase in total interest income of $5.2 million, or 19.7%. The increase in total interest expense for the year ended June 30, 2024, compared to the year ended June 30, 2023, was primarily due to a $7.5 million, or 166.3% increase in interest expense on deposits. The increase in interest expense on deposits was primarily due to an $87.5 million, or 69.4%, increase in average balance of certificates of deposit, combined with a 181 basis point increase in rate paid on certificates of deposit for the year ended June 30, 2024, compared to the year ended June 30, 2023. The Company’s average interest rate spread was 2.38% for the year ended June 30, 2024, compared to 3.37% for the year ended June 30, 2023. The Company’s net interest margin was 3.08% for the year ended June 30, 2024, compared to 3.73% for the year ended June 30, 2023.

Net Interest Income.  Net interest income amounted to $19.0 million for fiscal year 2024, a decrease of $2.6 million, or 12.1%, compared to $21.6 million for fiscal year 2023. The decrease primarily resulted from an increase in total interest expense of $7.8 million, partially offset by an increase in total interest income of $5.2 million.

The average interest rate spread decreased from 3.37% for fiscal 2023 to 2.38% for fiscal 2024, while the average balance of interest-earning assets increased from $577.8  million to $614.3 million during the same periods. The percentage of average interest-earning assets to average interest-bearing liabilities decreased to 133.54% for fiscal 2024 compared to 141.05% for fiscal 2023. The average rate paid on certificates of deposit increased from 2.34% for fiscal 2023 to 4.15% for fiscal 2024. Net interest margin decreased to 3.08% for fiscal 2024 compared to 3.73% for fiscal 2023.

Interest income increased $5.2 million, or 19.7%, to $31.9 million for fiscal 2024 compared to $26.6 million for fiscal 2023, primarily due to an increase in interest income from loans of $5.6 million, and an increase of $400,000 in interest income from investment securities.  The increase in the average balance of loans receivable was primarily due to new loans originated by our commercial lending division.  The average yield of the loan portfolio increased by 51 basis points during fiscal 2024 mainly due to a higher interest rate environment.

Interest expense increased $7.8 million, or 154.2%, to $12.9 million for fiscal 2024 compared to $5.1 million for fiscal 2023, primarily as a result of increases in the average rate paid on interest-bearing deposits.

Provision for Credit Losses.  On July 1, 2023, we adopted the new current expected credit loss (“CECL”) methodology for estimating credit losses.   This resulted in a $189,000 increase to the allowance for credit losses and a one-time cumulative adjustment resulted in a $189,000 decrease to stockholders’ equity.   For purchased credit deteriorated loans, we applied the guidance under CECL using the prospective transition approach.  As a result, we adjusted the amortized cost basis of the purchased credit deteriorated loans by $170,000 to reclassify the purchase discount to the allowance for credit losses on July 1, 2023.   The allowance for credit losses  account increased $359,000 from these two transactions.  No provision expense was recorded in the first quarter of fiscal 2024, a recovery of credit losses of $16,000 was recorded in the second quarter of fiscal 2024, a provision of $11,000 was recorded in the third quarter of fiscal 2024 and a provision of $45,000 was recorded in the fourth quarter of fiscal 2024.  As of June 30, 2024, the allowance for credit losses was $4.6 million, and the ratio of allowance for credit losses  to gross loans was 0.96%.  As of June 30, 2023, the allowance for credit losses was $5.2 million, and the ratio of allowance for credit losses  to gross loans was 1.05%.

At June 30, 2024, the Company had $1.9 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $1.6 million on non-performing assets at June 30, 2023, consisting of three commercial non-real estate loans, five single-family residential loans, four home equity line-of-credit loans, and three single-family residences in other real estate owned at June 30, 2024, compared to seven single-family residential loans, two commercial non-real estate loans, one consumer loan and two single-family residences in other real estate owned at June 30, 2023.  At June 30, 2024 the Company had five commercial non-real-estate loans, six single family residential loans, four home-equity line-of-credit loans, and one auto loan classified as substandard, compared to ten single family residential loans, three commercial non-real-estate loans, two commercial real estate loans, and three home equity line-of-credit loans classified as substandard at June 30, 2023.  There were no loans classified as doubtful at June 30, 2024 or June 30, 2023.

Non-Interest Income.  The $515,000 decrease in non-interest income for the year ended June 30, 2024, compared to the year ended June 30, 2023, resulted from an increase in loss on sale of real estate of $415,000, a decrease in gain on sale of loans of $201,000, and a decrease in gain on sale of fixed assets of $4,000, partially offset by an increase in service charges on deposit accounts of $48,000, an increase in gain on sale of securities of $26,000, an increase in other non-interest income of $24,000, and an increase in income from bank owned life insurance of $7,000. The decrease in gain on sale of loans for the year ended June 30, 2024, was primarily due to a decrease in mortgage loan originations caused by the higher interest rate environment.  The loss on sale of real estate for the year ended June 30, 2024, was primarily due to the bulk sale of twenty-one distressed rental properties in December 2023.

Non-Interest Expense.  The $413,000 increase in non-interest expense for the year ended June 30, 2024, compared to the year ended June 30, 2023, resulted from increases in compensation and benefits expense of $436,000, audit and examination fees of $235,000, amortization of core deposit intangible expense of $160,000, franchise and bank shares tax expense of $125,000, other non-interest expense of $125,000, occupancy and equipment expense of $122,000, deposit insurance premium expense of $96,000, and advertising expense of $20,000, partially offset by decreases in professional fees of $676,000, data processing expense of $187,000, and loan and collection expense of $43,000. The decrease in professional fees for the year ended June 30, 2024, was primarily due to the acquisition of First National Bank of Benton, which increased professional fees for the year ended June 30, 2023. The increases in compensation and benefits expense were primarily due to additional branch and back office staff.

Provision for Income Tax Expense.  The provision for income taxes amounted to $476,000 and $1.1 million for the fiscal years ended June 30, 2024 and 2023, respectively. Our effective tax rate was 11.7% for fiscal 2024 and 15.7% for fiscal 2023.

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

We have maintained a significant portfolio of available-for-sale securities during the past few years in order to better position the Company for a rising interest rate environment in the long term.  At June 30, 2024 and 2023, securities available-for-sale amounted to $27.0 million and $39.6 million, respectively, or 4.24% and 6.04%, respectively, of total assets at such dates.

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

Net Portfolio Value.  Our interest rate sensitivity is monitored by management through the use of a model which internally generates estimates of the change in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of June 30, 2024:

Change in Interest Rates in	Net Portfolio Value			NPV as % of Portfolio Value of Assets
Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
300	$67,371	$(9,374)	(12.21)%	12.47%	(0.63)%
200	72,060	(4,685)	(6.10)	12.95	(0.15)
100	73,616	(3,129)	(4.08)	12.85	(0.24)
Static	76,745	--	--	--	--
(100)	83,780	7,035	9.17	14.11	1.02
(200)	88,883	12,138	15.82	14.69	1.60

Qualitative Analysis.  Our ability to maintain a positive “spread” between the interest earned on assets and the interest paid on deposits and borrowings is affected by changes in interest rates. Our fixed-rate loans generally are profitable, if interest rates are stable or declining since these loans have yields that exceed our cost of funds. If interest rates increase, however, we would have to pay more on our deposits and new borrowings, which would adversely affect our interest rate spread. In order to counter the potential effects of dramatic increases in market rates of interest, we have underwritten our mortgage loans to allow for their sale in the secondary market. Total loan originations amounted to $209.9 million for fiscal 2024 and $244.0 million for fiscal 2023, while loans sold amounted to $16.0 million and $24.9 million during the same respective periods. We have invested excess funds from loan payments and prepayments and loan sales in investment securities classified as available-for-sale. As a result, Home Federal Bancorp is not as susceptible to rising interest rates as it would be if its interest-earning assets were primarily comprised of long-term fixed rate mortgage loans. With respect to its floating or adjustable rate loans, Home Federal Bancorp writes interest rate floors and caps into such loan documents. Interest rate floors limit our interest rate risk by limiting potential decreases in the interest yield on an adjustable rate loan to a certain level. As a result, we receive a minimum yield even if rates decline farther, and the interest rate on the particular loan would otherwise adjust to a lower amount. Conversely, interest rate ceilings limit the amount by which the yield on an adjustable rate loan may increase to no more than six percentage points over the rate at the time of origination. Finally, we intend to place a greater emphasis on shorter-term consumer loans and commercial business loans in the future.

Liquidity and Capital Resources

Home Federal Bancorp maintains levels of liquid assets deemed adequate by management. Our liquidity ratio averaged 20.4% for the quarter ended June 30, 2024. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings, and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Our deposit accounts with the Federal Home Loan Bank of Dallas amounted to $185,000 and $5.0 million at June 30, 2024 and 2023, respectively.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents. Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts. If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Dallas, which provide an additional source of funds. At June 30, 2024, we had no advances from the Federal Home Loan Bank of Dallas and had $186.4 million in additional borrowing capacity.  Additionally, at June 30, 2024, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank, whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $20.4 million. There were no amounts purchased under this agreement as of June 30, 2024.  In addition, Home Federal Bancorp had available an $11.0 million line of credit agreement at June 30, 2024 with First National Bankers Bank, maturing on August 29, 2024.  At June 30, 2024 there was a $7.0 million balance in the credit line.

At June 30, 2024, the Company had outstanding loan commitments of $38.3 million to originate loans and commitments under unused lines of credit of $14.8 million. At June 30, 2024, certificates of deposit scheduled to mature in one year or less totaled $185.6 million, or 86.4% of total certificates of deposit. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment. We intend to utilize our high levels of liquidity to fund our lending activities. If additional funds are required to fund lending activities, we intend to sell our securities classified as available-for-sale, as needed.

At June 30, 2024, Home Federal Bank exceeded each of its capital requirements with common equity tier 1, tier 1 capital, total capital, leverage, and tangible capital ratios of 13.29%, 13.29%, 14.35%, 8.99%, and 8.99%, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules, and have not had any such arrangements during the two years ended June 30, 2024.  See Notes 9 and 14 to the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Home Federal Bancorp, Inc. of Louisiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Home Federal Bancorp, Inc. of Louisiana (the “Company”) as of June 30, 2024, and the related statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the year ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for credit losses effective July 1, 2023, due to the adoption of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans

As described in Notes 1 and 3 to the financial statements, the Company’s allowance for credit losses on loans (“allowance”) was $4.6 million on loans of $475.5 million as of June 30, 2024. As described in Note 1, the Company adopted ASC Topic 326, Financial Instruments – Credit Losses, effective July 1, 2023. The Company’s method of estimating the allowance includes the use of historic loss rates that are adjusted for reasonable and supportable forecasts, as well as other qualitative adjustments.

The Company measures the allowance on a pool basis when the loans share similar risk characteristics. Loans that do not share risk characteristics are evaluated on an individual basis. For loans evaluated on a pool basis, the allowance for credit losses consists of both quantitative and qualitative components. The quantitative component consists of calculating a historical loss rate on each loan pool using internal historical data and applying the loss rates for each respective pool over the expected remaining life of the pooled loans. In addition to the quantitative component, each loan pool includes a qualitative component which aggregates management’s assessment of available information relevant to collectability that is not captured in the quantitative loss estimation process based on the current and expected environment, using reasonable forecasted data. Factors considered by management in developing its qualitative estimates include changes in policies and procedures, the portfolio mix, lending management, problem loan trends, loan review system, changes in economic conditions and collateral values. These estimates involve large amounts of data in tabulating loss and prepayment rates and require complex calculations as well as management judgment in the selection of appropriate inputs.

We have determined that the allowance is a critical audit matter. Auditing the allowance involved significant judgment and complex review in evaluating management’s estimates, such as the segmentation of loan pools, the remaining life of loans in a pool, and evaluating the qualitative factors applied to each pool. The use of different assumptions in developing and applying these estimates could result in a materially different amount for the allowance.

The primary procedures we performed to address this critical audit matter included substantively testing management’s process, which included:

•
Obtained an understanding of and evaluated the appropriateness of the design and operation of the Company’s process for establishing the allowance, including the implementation of the expected credit loss method.

•	Evaluated the classification of loans by pools, the estimated life of each pool, and the accuracy of historical loss data used in the allowance calculation.

•
Evaluated the reasonableness of management’s assumptions related to the rate of prepayment used in the historical loss calculations by pool and evaluated the relevance and reliability of data used in determining the rate of prepayment.

•
Evaluated the reasonableness of management’s assumptions and judgments related to the selection of qualitative factors included in the loss calculation and evaluated the relevance and reliability of the data supporting those qualitative factors and whether the data was consistent with the qualitative factors applied to each loss pool.

•
Tested the completeness and accuracy of data inputs and mathematical accuracy of the calculated historical loss rates, the determination of the weighted average maturity including rate of prepayment, and the qualitative factors applied to each pool.

/s/ Carr, Riggs, & Ingram, LLC

We have served as the Company’s auditor since 2024.

Birmingham, Alabama
September 30, 2024

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

/s/ Forvis, LLP
We served as the Company’s auditor from 2021 to 2023.

Fort Worth, Texas
October 2, 2023

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Consolidated Balance Sheets
June 30, 2024 and 2023

	June 30,
	2024	2023
	(In Thousands)
ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $25,505 and $22,215 at June 30, 2024 and June 30, 2023, Respectively)	$34,948	$24,765
Securities Available-for-Sale (amortized cost June 30, 2024: $30,347; June 30, 2023: $42,910, Respectively)	27,037	39,551
Securities Held-to-Maturity (fair value June 30, 2024: $54,450; June 30, 2023: $59,678, Respectively)	67,302	72,879
Other Securities	1,614	1,544
Loans Held-for-Sale	1,733	4
Loans Receivable, Net of Allowance for Credit Losses (June 30, 2024: $4,574; June 30, 2023: $5,173, Respectively)	470,852	489,493
Accrued Interest Receivable	1,775	1,790
Premises and Equipment, Net	18,303	16,561
Bank Owned Life Insurance	6,810	6,700
Goodwill	2,990	2,990
Core Deposit Intangible	1,199	1,533
Deferred Tax Asset	1,181	1,313
Real Estate Owned	418	368
Other Assets	1,350	1,424

Total Assets	$637,512	$660,915

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$130,334	$145,553
Interest-bearing	443,673	451,808
Total Deposits	574,007	597,361
Advances from Borrowers for Taxes and Insurance	521	554
Other Borrowings	7,000	8,550
Other Accrued Expenses and Liabilities	3,181	3,908

Total Liabilities	584,709	610,373

STOCKHOLDERS’ EQUITY
Preferred Stock - $0.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	-	-
Common Stock - $0.01 Par Value; 40,000,000 Shares Authorized: 3,142,168 and 3,133,351 Shares Issued and Outstanding at June 30, 2024 and June 30, 2023, Respectively	32	31
Additional Paid-in Capital	41,739	40,981
Unearned ESOP Stock	(408)	(523)
Retained Earnings	14,055	12,707
Accumulated Other Comprehensive Loss	(2,615)	(2,654)

Total Stockholders’ Equity	52,803	50,542

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$637,512	$660,915

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Consolidated Statements of Operations
For the Years Ended June 30, 2024 and 2023

	For the Years Ended June 30,
	2024	2023
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, including fees	$29,016	$23,452
Investment securities	651	251
Mortgage-backed securities	1,826	1,954
Other interest-earning assets	371	974

Total interest income	31,864	26,631

INTEREST EXPENSE
Deposits	11,998	4,506
Federal Home Loan Bank borrowings	180	79
Other bank borrowings	735	494

Total Interest Expense	12,913	5,079
Net Interest Income	18,951	21,552

PROVISION FOR LOAN LOSSES	40	868

Net Interest Income After Provision For Loan Losses	18,911	20,684

NON-INTEREST INCOME
Gain on sale of loans	265	466
Loss on sale of real estate	(415)	-
Gain on sale of fixed assets	-	4
Gain on sale of securities	26	-
Income on bank owned life insurance	110	103
Service charges on deposit accounts	1,524	1,476
Other income	74	50
Total Non-Interest Income	1,584	2,099

NON-INTEREST EXPENSE
Compensation and benefits	9,524	9,088
Occupancy and equipment	2,202	2,080
Data processing	655	842
Audit and examination fees	549	314
Franchise and bank shares tax	656	531
Advertising	360	340
Professional fees	557	1,233
Loan and collection	155	198
Amortization Core Deposit Intangible	334	174
Deposit insurance premium	393	297
Other expenses	1,041	916

Total Non-Interest Expense	16,426	16,013
Income Before Income Taxes	4,069	6,770
PROVISION FOR INCOME TAX EXPENSE	476	1,066

Net Income	$3,593	$5,704
EARNINGS PER SHARE
Basic	$1.18	$1.89
Diluted	$1.17	$1.81

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
For the Years Ended June 30, 2024 and 2023

	For the Years Ended June 30,
	2024	2023
	(In Thousands)

Net Income	$3,593	$5,704

Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	75	(1,208)
Less: reclassification adjustments for securities gains (losses) realized in net income	26	-
Income Tax Effect	(10)	253
Total Other Comprehensive Income (Loss), Net of Tax	39	(955)

Total Comprehensive Income	$3,632	$4,749

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended June 30, 2024 and 2023

	Common Stock	Additional Paid-In Capital	Unearned ESOP Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In Thousands)
BALANCE – June 30, 2022	$34	$40,145	$(639)	$14,506	$(1,699)	$52,347

Share Awards Earned	-	123	-	-	-	123
ESOP Compensation Earned	-	287	116	-	-	403
Stock Options Exercised	(3)	331	-	-	-	328
Dividends Paid	-	-	-	(1,540)	-	(1,540)
Stock Options Vested	-	95	-	-	-	95
Company Stock Purchased	-	-	-	(5,963)	-	(5,963)
Net Income	-	-	-	5,704	-	5,704
Other Comprehensive Income, Unrealized Loss on Debt Securities, Net of Tax Loss	-	-	-	-	(955)	(955)
BALANCE - June 30, 2023	$31	$40,981	$(523)	$12,707	$(2,654)	$50,542

Share Awards Earned	-	118	-	-	-	118
Cumulative Effect of Change in Accounting Principle – ASU 2016-13	-	-	-	(189)	-	(189)
ESOP Compensation Earned	-	198	115	-	-	313
Stock Options Exercised	-	373	-	-	-	373
Dividends Paid	-	-	-	(1,569)	-	(1,569)
Stock Options Vested	-	69	-	-	-	69
Common Stock Issuance for Stock Option Exercises	1	-	-	-	-	1
Company Stock Purchased	-	-	-	(487)	-	(487)
Net Income	-	-	-	3,593	-	3,593
Other Comprehensive Loss, Unrealized Gain on Debt Securities, Net of Tax	-	-	-	-	39	39
BALANCE – June 30, 2024	$32	$41,739	$(408)	$14,055	$(2,615)	$52,803

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Years Ended June 30, 2024 and 2023

	For the Years Ended June 30,
	2024	2023
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,593	$5,704
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
Gain on Sale of Loans	(265)	(466)
Gain on Sale of Investments	(26)	-
Net Amortization and Accretion on Securities	(258)	(27)
Amortization of Deferred Loan Fees	(113)	(300)
Amortization of Purchased Loans	(756)	-
Provision for Loan Losses	40	868
Depreciation of Premises and Equipment	944	869
(Gain) Loss on Sale of Real Estate and Fixed Assets	415	(4)
ESOP Compensation Expense	313	403
Stock Option Expense	69	95
Deferred Income Tax (Benefit) Expense	122	(174)
Federal home Loan Bank Stock Dividend	-	(13)
Share Awards Expense	118	121
Increase in Cash Surrender Value on Bank Owned Life Insurance	(110)	(103)
Bad Debt Recovery	-	91
Amortization Core Deposit Intangible	334	-
Changes in Assets and Liabilities:
Origination and Purchase of Loans Held-for-Sale	(17,712)	(24,865)
Sale and Principal Repayments on Loans Held-for-Sale	16,248	29,305
Accrued Interest Receivable	15	(666)
Other Operating Assets	74	(35)
Other Operating Liabilities	(727)	1,302

Net Cash Provided by Operating Activities	2,318	12,105

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Principal Collections, Net	18,350	(97,033)
Deferred Loan Fees Collected	48	151
Acquisition of Premises and Equipment	(2,686)	(1,181)
Net Cash Paid in Acquisition	-	(10,244)
Proceeds from Sale of Real Estate and Fixed Assets	456	4
Improvements to Real Estate Owned Prior to Disposition	(38)	(90)
Changes in Federal Home Loan Bank Stock	(70)	(989)
Activity in Available-for-Sale Securities:
Principal Payments	12,148	9,737
Purchase of Municipals	-	(1,075)
Proceeds from Sales of Municipals	3,389	-
Purchase of Mortgage-Backed Securities	(2,667)	(6,493)
Purchase of US Treasury Notes	-	(14,611)
Activity in Held-to-Maturity Securities:
Principal Payments on Mortgage-Backed Securities	5,554	6,510

Net Cash Provided by (Used in) Investing Activities	34,484	(115,314)

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Cash Flows (Continued)
For the Years Ended June 30, 2024 and 2023

	For the Years Ended June 30,
	2024	2023
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits	$(23,354)	$65,370
Proceeds from Advances from Federal Home Loan Bank	792,701	184,001
Repayments of Advances from Federal Home Loan Bank	(792,701)	(184,833)
Dividends Paid	(1,569)	(1,530)
Company Stock Purchased	(487)	(5,963)
Net Increase (Decrease) in Advances from Borrowers for Taxes and Insurance	(33)	200
Proceeds from Other Bank Borrowings	2,700	6,200
Repayment of Other Bank Borrowings	(4,250)	-
Proceeds from Stock Options Exercised	374	328
Recognition and Retention Plan Share Distributions	-	123

Net Cash (Used in) Provided by Financing Activities	(26,619)	63,896

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,183	(39,313)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	24,765	64,078

CASH AND CASH EQUIVALENTS, END OF YEAR	$34,948	$24,765

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	12,913	5,079
Income Taxes Paid	680	950
Market Value Adjustment for Unrealized Gain (Loss) on Debt Securities Available For Sale	49	(1,208)
Transfer from Loans to Other Real Estate	883	172
Acquisitions:
Fair Value of Tangible Assets Acquired	-	82,889
Other Intangible Assets Acquired	-	1,510
Liabilities Assumed	-	(77,145)
Net Identifiable Assets Acquired Over Liabilities Assumed	-	7,254

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 1.	Summary of Significant Accounting Policies

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

Use of Estimates
In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for credit losses, deferred taxes, and those related to acquisition accounting.

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

At June 30, 2024 and 2023, cash and cash equivalents consisted of the following:

	2024	2023
	(In Thousands)
Cash on Hand	$1,920	$1,825
Demand Deposits at Other Institutions	13,328	17,965
Federal Funds Sold	19,700	4,975

Total	$34,948	$24,765

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 1.	Summary of Significant Accounting Policies (Continued)

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

The Company held no trading securities as of June 30, 2024 and 2023.

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

Allowance for Credit Losses (Continued)

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

Pass Watch - Loans are considered marginal, meaning some weakness has been identified which could cause future impairment of repayment. However, these relationships are currently protected from any apparent loss by collateral and are still considered a pass

Special Mention - Loans identified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Bank’s credit position at some future date.

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

Core Deposit Intangible

Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in business combinations. The accumulated amortization of the Core deposit intangible is $508,000, and the carrying value as of June 30, 2024 was $1.2 million, to be expensed over 103 months. The Company’s policy is to amortize these intangibles on an accelerated basis over their estimated useful life, which the estimated useful lives are periodically reviewed for reasonableness. Core deposit intangibles are tested for impairment if events and circumstances indicate the carrying amount of the asset may not be recoverable from future cash flows.

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

Non-Direct Response Advertising
The Company expenses all advertising costs, except for direct-response advertising, as incurred.  Non-direct response advertising costs were $360,000 and $340,000 for the years ended June 30, 2024 and 2023, respectively.

In the event the Company incurs expense for material direct-response advertising, it will be amortized over the estimated benefit period.  Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits.  For the years ended June 30, 2024 and 2023, the Company did not incur any amount of direct-response advertising.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 1.	Summary of Significant Accounting Policies (Continued)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	2024	2023
	(In Thousands)
Net Unrealized Loss on Debt Securities Available-for-Sale	$(3,310)	$(3,359)
Tax Effect	695	705

Net-of-Tax Amount	$(2,615)	$(2,654)

Recent Accounting Pronouncements

 ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016, the FASB issued ASU 2016-13 which requires earlier measurement of credit losses and enhances disclosures. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The Company formed a cross-functional working group, who have worked through an implementation plan which includes assessment, review and documentation of various aspects of the implementation plan. After significant evaluation of approved methodologies, the Company determined to utilize a third-party vendor model, in which a weighted average remaining maturity methodology was appropriate for the size and complexity of the Company.  ASU 2016-13 is effective for the Company for annual and interim periods beginning on July 1, 2023. The Company adopted ASU 2016-13 in the first quarter of fiscal 2024. The adoption of the ASU 2016-13 resulted in an increase in the allowance for credit losses as a result of changing from an incurred loss model, which encompasses allowances for current known and inherent losses within the portfolio, to an expected loss model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Upon adoption on July 1, 2023, the Company recorded an increase in the allowance for credit losses of $359,000 and decrease to retained earnings of $189,000. Subsequent to the adoption of ASU 2016-13, acquired loans are segregated between those purchased with credit deterioration (“PCD”) and those that are not (“non-PCD”). Loans considered PCD include those individual loans (or groups of loans with similar risk characteristics) that as of the date of acquisition are assessed as having experienced a more-than-insignificant deterioration in credit quality since origination. The assessment of what is more-than-insignificant credit deterioration since origination considers information including, but not limited to, financial assets that are delinquent, on nonaccrual and/or otherwise adversely risk rated as of the acquisition date, those that have been downgraded since origination, and those for which, after origination, credit spreads have widened beyond the threshold specified in policy. The Company bifurcates the fair value discount between the credit and noncredit components and records an allowance for credit losses for PCD loans by adding the credit portion of the fair value discount to the initial amortized cost basis and increasing the allowance for credit losses at the date of acquisition. Any noncredit discount or premium resulting from acquiring loans with credit deterioration is allocated to each individual asset. All non-PCD loans acquired are recorded at the estimated fair value of the loan at acquisition, with the estimated allowance for credit loss recorded as a provision for credit losses through earnings in the period in which the acquisition has occurred. The noncredit discount or premium for PCD loans and full discount for non-PCD loans will be accreted to interest income using the interest method based on the effective interest rate at the acquisition date. Under the transition provisions of ASU 2016-13, the Company classified all purchased credit impaired loans (“PCI”) previously accounted for under Financial Accounting Standard Subtopic 310-30 to be classified as PCD, without reassessing whether the financial assets meet the criteria of PCD as of the date of adoption. The application of these provisions resulted in an adjustment to the amortized cost basis of the financial asset to reflect the addition of the allowance for credit losses at the date of adoption. The Company elected not to maintain pools of loans accounted for under Subtopic 310-30 at adoption. The Company was also not required to reassess whether modifications to individual acquired financial assets accounted for in pools were troubled debt restructurings as of the date of adoption. The noncredit discount, after the adjustment for the allowance for credit losses, is accreted to interest income using the interest method based on the effective interest rate determined at the adoption date.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 2.	Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$6,681	$1	$732	$5,950
FNMA Mortgage-Backed Certificates	17,227	-	1,753	15,474
GNMA Mortgage-Backed Certificates	4,074	-	827	3,247

Total Debt Securities	27,982	1	3,312	24,671

US Treasury Securities	2,000	-	-	2,000
Municipal Bonds	365	1	-	366

Total Securities Available-for-Sale	$30,347	$2	$3,312	$27,037

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$27,604	$-	$5,572	$22,032
FHLMC Mortgage-Backed Certificates	37,807	-	7,146	30,661
FNMA Mortgage-Backed Certificates	606	-	69	537

Total Debt Securities	66,017	-	12,787	53,230

Municipals	1,285	-	65	1,220

Total Securities Held-to-Maturity	$67,302	$-	$12,852	$54,450

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 2.	Securities (Continued)

The amortized cost and fair value of securities by contractual maturity at June 30, 2024, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Debt Securities
Within One Year or Less	$-	$-	$-	$-
One through Five Years	4	4	-	-
After Five through Ten Years	2,237	2,148	525	495
Over Ten Years	25,741	22,519	65,492	52,735
	27,982	24,671	66,017	53,230

US Treasury Securities
Within One Year or Less	2,000	2,000	-	-
	2,000	2,000	-	-

Municipals
One through Five Years	365	366	213	205
Over Ten Years	-	-	1,072	1,015
	365	366	1,285	1,220

Total	$30,347	$27,037	$67,302	$54,450

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 2.	Securities (Continued)

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$12,167	$1	$1,012	$11,156
FNMA Mortgage-Backed Certificates	15,318	-	1,604	13,714
GNMA Mortgage-Backed Certificates	4,578	-	814	3,764

Total Debt Securities	32,063	1	3,430	28,634

US Treasury Securities	9,779	68	6	9,841
Municipal Bonds	1,068	11	3	1,076

Total Securities Available-for-Sale	$42,910	$80	$3,439	$39,551

Securities Held-to-Maturity

Debt Securities
GNMA Mortgage-Backed Certificates	$623	$-	$63	$560
FHLMC Mortgage-Backed Certificates	29,921	-	5,781	24,140
FNMA Mortgage-Backed Certificates	41,024	-	7,277	33,747

Total Debt Securities	71,568	-	13,121	58,447

Municipals	1,311	-	80	1,231

Total Securities Held-to-Maturity	$72,879	$-	$13,201	$59,678

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 2.	Securities (Continued)

The amortized cost and fair value of securities by contractual maturity at June 30, 2023, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Debt Securities
Within One Year or Less	$-	$-	$-	$-
One through Five Years	1	1	-	-
After Five through Ten Years	1,861	1,771	-	-
Over Ten Years	30,201	26,862	71,568	58,447

	32,063	28,634	71,568	58,447

US Treasury Securities
Within One Year or Less	7,780	7,847	-	-
One through Five Years	1,999	1,994	-	-

	9,779	9,841	-	-

Municipals
Within One Year or Less	-	-	221	210
Over Ten Years	1,068	1,076	1,090	1,021
	1,068	1,076	1,311	1,231

Total	$42,910	$39,551	$72,879	$59,678

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 2.	Securities (Continued)

Information pertaining to securities with gross unrealized losses at June 30, 2024 and 2023, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2024
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$-	$-	$3,312	$24,332

Total Securities Available-for-Sale	$-	$-	$3,312	$24,332

	June 30, 2024
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Held-to-Maturity

Mortgage-Backed Securities	$-	$-	$12,787	$53,230

Municipals	-	-	65	1,220

Total Securities Held-to-Maturity	$-	$-	$12,852	$54,450

	June 30, 2023
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$618	$9,109	$2,811	$18,892

Municipals	3	561	-	-

US Treasury Securities	8	2,186	-	-

Total Securities Available-for-Sale	$629	$11,856	$2,811	$18,892

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 2.	Securities (Continued)

	June 30, 2023
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Held-to-Maturity

Mortgage-Backed Securities	$215	$1,859	$12,907	$56,587

Municipals	-	-	80	1,231

Total Securities Held-to-Maturity	$215	$1,859	$12,987	$57,818

At June 30, 2024, the Company’s security portfolio consisted of 78 securities, 59 of which were in an unrealized loss position. At June 30, 2023, the Company’s security portfolio consisted of 82 securities, 71 of which were in an unrealized loss position. The unrealized losses on the Company’s investment in mortgage-backed securities at June 30, 2024 and 2023 were caused by interest rate changes.  The contractual cash flows of these investments are guaranteed by agencies of the U.S. government.  Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2024.

At June 30, 2024 and 2023, securities with a carrying value of $1.4 million and $10.7 million, respectively, were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $231.2 million and $212.2 million, respectively, were pledged to secure FHLB advances.

Note 3.	Loans Receivable

Loans receivable at June 30, 2024 and 2023, are summarized as follows:

	2024	2023
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$178,347	$179,579
Commercial	143,460	148,441
Multi-Family Residential	37,092	28,849
Land	30,737	26,841
Construction	15,704	28,035
Equity and Second Mortgage	2,634	2,450
Equity Lines of Credit	17,046	23,817

Total Mortgage Loans	425,020	438,012

Commercial Loans	49,256	55,364
Consumer Loans
Loans on Savings Accounts	393	372
Other Consumer Loans	855	1,082

Total Consumer Other Loans	1,248	1,454
Total Loans	475,524	494,830

Less: Allowance for Credit Losses	(4,574)	(5,173)
Unamortized Loan Fees	(98)	(164)

Net Loans Receivable	$470,852	$489,493

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 3.	Loans Receivable (Continued)

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 3.	Loans Receivable (Continued)

Credit Quality Indicators (Continued)

The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, as of June 30, 2024:

	Term Loans Amortized Cost by Origination Year
As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Lines	Total
	(In Thousands)
One-to-four family residential
Risk rating
Pass	$9,120	$48,035	$43,055	$36,495	$21,911	$17,047	$-	$175,663
Special mention	-	385	-	363	-	450	-	1,198
Substandard	-	1,224	123	-	-	139	-	1,486
Total one-to-four family residential	$9,120	$49,644	$43,178	$36,858	$21,911	$17,636	$-	$178,347
Current period gross charge-offs	$-	$-	$483	$-	$463	$-	$-	$946

Commercial
Risk rating
Pass	$10,011	$28,924	$38,897	$43,251	$20,118	$1,825	$-	$143,026
Special mention	-	324	110	-	-	-	-	434
Substandard	-	-	-	-	-	-	-	-
Total commercial	$10,011	$29,248	$39,007	$43,251	$20,118	$1,825	$-	$143,460
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family residential
Risk rating
Pass	$3,300	$3,265	$10,232	$2,216	$6,972	$11,107	$-	$37,092
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total multi-family residential	$3,300	$3,265	$10,232	$2,216	$6,972	$11,107	$-	$37,092
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Land
Risk rating
Pass	$8,615	$7,493	$7,054	$6,175	$1,010	$317	$-	$30,664
Special mention	-	73	-	-	-	-	-	73
Substandard	-	-	-	-	-	-	-	-
Total land	$8,615	$7,566	$7,054	$6,175	$1,010	$317	$-	$30,737
Current period gross charge-offs	$-	$-	$7	$-	$-	$-	$-	$7

Construction
Risk rating
Pass	$3,758	$9,801	$2,145	$-	$-	$-	$-	$15,704
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction	$3,758	$9,801	$2,145	$-	$-	$-	$-	$15,704
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Equity loans and lines of credit
Risk rating
Pass	$436	$1,017	$550	$106	$379	$89	$16,821	$19,398
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	7	50	-	225	282
Total home equity and lines of credit	$436	$1,017	$550	$113	$429	$89	$17,046	$19,680
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 3.	Loans Receivable (Continued)

Credit Quality Indicators (Continued)

	Term Loans Amortized Cost by Origination Year
As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Lines	Total
	(In Thousands)
Commercial loans
Risk rating
Pass	$8,840	$19,521	$8,507	$5,864	$4,345	$1,891	$-	$48,968
Special mention	-	109	33	-	-	-	-	142
Substandard	-	78	32	36	-	-	-	146
Total commercial loans	$8,840	$19,708	$8,572	$5,900	$4,345	$1,891	$-	$49,256
Current period gross charge-offs	$-	$1	$40	$-	$-	$-	$-	$41

Consumer loans
Risk rating
Pass	$237	$518	$222	$17	$216	$22	$-	$1,232
Special mention	-	-	-	-	-	-	-	-
Substandard	-	16	-	-	-	-	-	16
Total consumer loans	$237	$534	$222	$17	$216	$22	$-	$1,248
Current period gross charge-offs	$-	$6	$3	$3	$-	$5	$-	$17

Total
Pass	$44,317	$118,574	$110,662	$94,124	$54,951	$32,298	$16,821	$471,747
Special mention	-	891	143	363	-	450	-	1,847
Substandard	-	1,318	155	43	50	139	225	1,930
Total	$44,317	$120,783	$110,960	$94,530	$55,001	$32,887	$17,046	$475,524
Current period gross charge-offs	$-	$7	$533	$3	$463	$5	$-	$1,011

The  information presented in the table above is not required for periods prior to the adoption of ASU 2016-13. The following table presents the most comparable required information for the prior period, internal credit risk ratings for the indicated loan class segments as of June 30, 2023:

June 30, 2023	Pass and Pass Watch	Special Mention	Substandard	Total
Real Estate Loans:
One-to-Four Family Residential	$176,536	$810	$2,233	$179,579
Commercial	146,787	-	1,654	148,441
Multi-Family Residential	28,849	-	-	28,849
Land	26,841	-	-	26,841
Construction	28,035	-	-	28,035
Equity and Second Mortgage	2,381	-	69	2,450
Equity Lines of Credit	23,817	-	-	23,817
Commercial Loans	53,025	2,339	-	55,364
Consumer Loans	1,432	1	21	1,454

Total	$487,703	$3,150	$3,977	$494,830

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 3.	Loans Receivable (Continued)

Credit Quality Indicators (Continued)
The following tables present an aging analysis of past due loans, segregated by class of loans, as of June 30, 2024 and 2023:

June 30, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$599	$720	$1,189	$2,508	$175,839	$178,347	$116
Commercial	-	-	-	-	143,460	143,460	-
Multi-Family Residential	-	-	-	-	37,092	37,092	-
Land	-	-	-	-	30,737	30,737	-
Construction	-	-	-	-	15,704	15,704	-
Equity and Second Mortgage	-	-	15	15	2,619	2,634	-
Equity Lines of Credit	57	-	225	282	16,764	17,046	-
Commercial Loans	-	-	90	90	49,166	49,256	-
Consumer Loans	5	-	-	5	1,243	1,248	-

Total	$661	$720	$1,519	$2,900	$472,624	$475,524	$116

June 30, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
				(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$177	$750	$1,174	$2,101	$177,478	$179,579	$-
Commercial	-	-	-	-	148,441	148,441	-
Multi-Family Residential	-	-	-	-	28,849	28,849	-
Land	36	-	-	36	26,805	26,841	-
Construction	-	-	-	-	28,035	28,035	-
Equity and Second Mortgage	54	-	-	54	2,396	2,450	-
Equity Lines of Credit	-	-	-	-	23,817	23,817	-
Commercial Loans	63	-	-	63	55,301	55,364	-
Consumer Loans	-	-	-	-	1,454	1,454	-

Total	$330	$750	$1,174	$2,254	$492,576	$494,830	$-

There was no interest income recognized on non-accrual loans during the years ended June 30, 2024 or June 30, 2023. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the years ended June 30, 2024 or June 30, 2023 was approximately $96,000 and $182,000, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 3.	Loans Receivable (Continued)

Credit Quality Indicators (Continued)

The change in the allowance for credit losses by loan portfolio class and recorded investment in loans for the year ended June 30, 2024 and 2023 was as follows:

	Real Estate Loans
June 30, 2024	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for credit losses:
Beginning Balances	$1,900	$1,673	$228	$274	$254	$251	$588	$5	$5,173
Impact of ASU 2016-13	688	(119)	(139)	(85)	(44)	30	24	4	359
Charge-Offs	(946)	-	-	(7)	-	-	(41)	(17)	(1,011)
Recoveries	4	-	-	1	-	7	-	1	13
Current Provision	700	(466)	41	(8)	(107)	(123)	(23)	26	40
Ending Balances	$2,346	$1,088	$130	$175	$103	$165	$548	$19	$4,574

	Real Estate Loans
June 30, 2023	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,367	$1,295	$357	$305	$282	$197	$646	$2	$4,451
Charge-Offs	(41)	-	-	-	-	(26)	(170)	-	(237)
Recoveries	4	-	-	-	-	5	82	-	91
Current Provision	570	378	(129)	(31)	(28)	75	30	3	868
Ending Balances	$1,900	$1,673	$228	$274	$254	$251	$588	$5	$5,173

Evaluated for Impairment:
Individually	495	100	-	-	-	4	29	-	628
Collectively	1,405	1,573	228	274	254	247	559	5	4,545

Loans Receivable:
Ending Balances – Total	$179,579	$148,441	$28,849	$26,841	$28,035	$26,267	$55,364	$1,454	$494,830
Ending Balances:
Evaluated for Impairment:
Individually	3,043	1,654	-	-	-	69	2,339	22	7,127
Collectively	$176,536	$146,787	$28,849	$26,841	$28,035	$26,198	$53,025	$1,432	$487,703

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 3.	Loans Receivable (Continued)

Credit Quality Indicators (Continued)

The Company held loans that were individually evaluated for credit losses at June 30, 2024 and June 30, 2023 for which the repayment, on the basis of our assessment at the reporting date, is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty.  The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date.  The following describes the types of collateral that secure collateral dependent loans:

●	One-to four-family first mortgages are primarily secured by first liens on residential real estate.

●	Commercial real estate loans are primarily secured by office and industrial buildings, warehouses, retail shopping facilities and various special purpose properties, including self-storage facilities, hotels and restaurants.

●	Multi-family loans are primarily secured by residential property that include five or more housing units.

●	Construction and land loans are primarily secured by residential and commercial properties, which are under construction and/or redevelopment, and by raw land.

●	Home equity loans and lines are primarily secured by first and junior liens on residential real estate.

●	Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.

●	Consumer loans considered collateral dependent are primarily secured by titled vehicles.

The following tables present loans individually evaluated for impairment, segregated by class of loans, as of June 30, 2024 and impaired loans at June 30, 2023:

June 30, 2024	Loan Balance	Specific Allocations
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,693	$77
Commercial	122	5
Land	145	5
Home Equity Loans and Lines of Credit	283	3
Commercial Loans	74	2
Consumer Loans	72	4

Total	$3,389	$96

June 30, 2023	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,559	$156	$2,403	$2,559	$495	$3,644
Commercial	1,617	-	1,617	1,617	100	1,675
Equity and Second Mortgage	-	-	-	-	-	63
Commercial Loans	2,197	37	2,160	2,197	29	2,659
Consumer Loans	-	-	-	-	-	23
Purchased Credit Impaired	754	685	69	754	4	754

Total	$7,127	$878	$6,249	$7,127	$628	$8,818

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 3.	Loans Receivable (Continued)

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status. As of June 30, 2024, there were no residential loans in the process of foreclosure.

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
Note 4.	Accrued Interest Receivable

Accrued interest receivable at June 30, 2024 and 2023 consisted of the following:

	2024	2023
	(In Thousands)
Accrued Interest on:
Mortgage Loans	$366	$487
Other Loans	1,224	1,086
Investments	2	3
U.S. Treasury Notes	7	27
Municipals	36	33
Mortgage-Backed Securities	140	154

Total	$1,775	$1,790

Note 5.	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	2024	2023
	(In Thousands)

Land	$4,720	$4,720
Buildings	15,066	15,014
Equipment	3,153	3,049
Construction in Progress	2,726	196
Leasehold Improvements	230	294
	25,895	23,273
Accumulated Depreciation	(7,592)	(6,712)

Total	$18,303	$16,561

Depreciation expense charged against operations for the years ended June 30, 2024 and 2023 was $944,000 and $869,000, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 6.	Deposits

Deposits at June 30, 2024 and 2023 are summarized as follows:

	Weighted	Weighted
	Average	Average
	Rate at	Rate at	2024		2023
	6/30/2024	6/30/2023	Amount	Percent	Amount	Percent
			(Dollars in Thousands)

Non-Interest Bearing	0.00%	0.00%	$130,334	22.71%	$145,553	24.36%
NOW Accounts	0.66%	0.36%	66,613	11.60%	65,335	10.94%
Money Market	2.57%	2.16%	85,525	14.90%	114,195	19.12%
Passbook Savings	1.35%	0.36%	76,643	13.35%	81,895	13.71%
			359,115	62.56%	406,978	68.13%

Certificates of Deposit	4.37%	3.47%	214,892	37.44%	190,383	31.87%

Total Deposits			$574,007	100.00%	$597,361	100.00%

The composition of certificates of deposit accounts by interest rate is as follows:

	2024		2023
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

0.00% to 0.99%	$13,964	6.50%	$19,248	10.11%
1.00% to 1.99%	1,323	0.62%	11,630	6.11%
2.00% to 2.99%	698	0.33%	14,647	7.69%
3.00% to 3.99%	2,137	0.99%	50,365	26.46%
4.00% to 4.99%	146,242	68.05%	93,037	48.87%
5.00% to 5.99%	50,528	23.51%	1,456	0.76%

Total Deposits	$214,892	100.00%	$190,383	100.00%

Maturities of certificates of deposit accounts at June 30, 2024 are scheduled as follows:

			Weighted
			Average
Year Ending June 30,	Amount	Percent	Rate
	(Dollars in Thousands)

2025	$185,617	86.38%	4.46%
2026	25,553	11.89%	4.11%
2027	1,708	0.80%	0.80%
2028	910	0.42%	1.29%
2029	1,104	0.51%	1.22%
Total	$214,892	100.00%	4.36%

Interest expense on deposits for the years ended June 30, 2024 and 2023 was as follows:

	2024	2023
	(In Thousands)

NOW and Money Market	$2,651	$1,242
Passbook Savings	479	312
Certificates of Deposit	8,868	2,952

Total	$11,998	$4,506

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 6.	Deposits (Continued)

The aggregate amount of time deposits in denominations of $250,000 or more at June 30, 2024 and 2023 was $64.2 million and $59.1 million, respectively. At June 30, 2024 and 2023, the Bank had brokered certificates of deposit totaling zero and $3.0 million, respectively.

Note 7.	Advances from Federal Home Loan Bank of Dallas

Pursuant to collateral agreements with the Federal Home Loan Bank of Dallas (FHLB), advances are secured by a blanket floating lien on first mortgage loans.  Total interest expense recognized amounted to $180,000 and $79,000 for fiscal years 2024 and 2023, respectively.

Advances at June 30, 2024 and 2023 consisted of the following:

Advance Total
Contract Rate	2024	2023
(In Thousands)

0.00% to 0.99%	$-	$-
1.00% to 1.99%	-	-
2.00% to 2.99%	-	-
3.00% to 3.99%	-	-
4.00% to 4.99%	-	-

Total	$-	$-

Note 8.	Other Borrowings

At June 30, 2024, the Company had an $11.0 million line of credit agreement with First National Bankers Bank with the line maturing August 29, 2024. The line is secured by shares of the subsidiary Bank’s common stock and bears interest at a rate of 8.50%, which is subject to change when adjustments are made to Wall Street Journal Prime.  At June 30, 2024, the line had an outstanding balance of $7.0 million.   Interest expense amounted to $731,000 and $494,000 for the years ended June 30, 2024 and 2023, respectively.

Note 9.	Commitments

Lease Commitments
The Bank leases property for two branch facilities.

Future minimum rental payments resulting from the non-cancelable term of these leases are as follows (in thousands):

Year Ending June 30,	Amount

2025	$31
2026	31
2027	31
2028	31
2029	34
Thereafter	1,296
Total	$1,454
Less Imputed Interest	(593)
Present Value of Lease Liabilities	861

Total rent expense paid under the terms of these leases for the years ended June 30, 2024 and 2023 amounted to $60,000 and $53,000, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 9.	Commitments (Continued)

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

	June 30, 2024	June 30, 2023
Weighted-average remaining lease term
Operating lease	34.4 years	35.4 years
Weighted-average discount rate
Operating leases	3.00%	3.00%

The following table represents the consolidated statements of condition classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) on the consolidated statements of condition.

(In Thousands)		June 30, 2024	June 30, 2023
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other Assets	$818	$829
Total Lease Right-of-Use Assets		$818	$829

Lease Liabilities
Operating lease liabilities	Other Accrued Expenses and Liabilities	$861	$866
Total Lease Liabilities		$861	$866

Contractual Commitment
The Bank has an agreement with a third-party to provide on-line data processing services.  The agreement, which expires May 31, 2027, contains minimum monthly service charges of $61,767.  At the end of this term, the agreement will automatically continue for successive periods of five years unless terminated upon written notice given at least six months prior to the end of the present term.

The future minimum commitments for the on-line processing services are as follows (in thousands):

Year Ending June 30,	Amount
(In Thousands)

2025	$741
2026	741
2027	679
Total	$2,161

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 9.	Commitments (Continued)

Employment Contracts
The Company and the Bank have employment contracts with a certain key employee.  These contracts provide for compensation and termination benefits.  The future minimum commitments for the employment contracts are as follows (in thousands):

Year Ending June 30,	Amount
(In Thousands)

2025	$194
2026	194
2027	194

Total	$582

Letters of Credit
At June 30, 2024, the Company had secured letters of credit in the aggregate amount of $44.8 million outstanding with the Federal Home Loan Bank, and $44.8 million expiring within one year.  These letters of credit were issued to secure public body deposits.  There were no outstanding borrowings associated with these letters of credit at June 30, 2024.

Note 10.	Income Taxes

The Company and its subsidiary file consolidated federal income tax returns.  The current provision for federal and state income taxes is calculated on pretax accounting income adjusted by items considered to be permanent differences between book and taxable income.  Income tax expense for the years ended June 30, 2024 and 2023 is summarized as follows:

	2024	2023
	(In Thousands)
Current	$354	$1,240
Deferred	122	(174)

Total	$476	$1,066

The effective federal income tax rate for the years ended June 30, 2024 and 2023 was 11.7% and 15.75%, respectively.  Reconciliations of income tax expense at the statutory rate to the Company’s effective rates are as follows:

	2024	2023
	(In Thousands)

Computed at Expected Statutory Rate	$854	$1,422
Non-Taxable Income	(43)	(35)
Merger Expenses	-	107
Equity Compensation	6	(336)
Other	(341)	(92)

Provision for Income Tax Expense	$476	$1,066

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 10.	Income Taxes (Continued)

At June 30, 2024 and 2023, temporary differences between the financial statement carrying amount and tax bases of assets that gave rise to deferred tax recognition were related to the effect of loan bad debt deduction differences for tax and book purposes, deferred stock option compensation, and supplemental employee retirement benefits.  The deferred tax expense or benefit related to securities available-for-sale has no effect on the Company’s income tax provision since it is charged or credited to the Company’s other comprehensive income or loss equity component.

The net deferred income tax asset and liability consisted of the following components at June 30, 2024 and 2023:

	2024	2023
Deferred Tax Assets	(In Thousands)

Stock Option and SERP Compensation	$343	$195
Market Value Adjustment to Available-for-Sale Securities	695	721
Tax over Book Accumulated Depreciation	(464)	(767)
Loans Receivable – Bad Debt Loss Allowance	961	1,086
Other Asset	-	89
ROU Asset	(171)	(174)

Total Deferred Tax Assets	$1,364	$1,150
Deferred Tax Liabilities

Purchase Accounting	(107)	(19)
Lease Liability	181	182
Other Liability	(257)	-

Total Deferred Tax Liabilities	(183)	163
Net Deferred Tax Asset	$1,181	$1,313

Included in retained earnings at June 30, 2024 and 2023 is approximately $3.3 million for which no deferred Federal income tax liability has been recorded. This amount consists of the total amount of bad debt reserves deducted for income tax reporting purposes prior to January 1, 1988. Under current tax law, these pre-1988 bad debt reserves are subject to recapture into taxable income if the Bank were to (a) make certain “non-dividend distributions,” which include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation or (b) cease to maintain a bank or thrift charter. The unrecorded deferred tax liability was approximately $693,000 at June 30, 2024 and 2023.

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

Effective November 15, 2004, the Bank adopted the Home Federal Bank Employees’ Savings and Profit Sharing Plan and Trust.  This plan complies with the requirements of Section 401(k) of the Internal Revenue Code.  Those eligible for this defined contribution plan must have completed twelve months of full time service and attained age 21.  For calendar 2024, participating employees may make elective salary reduction contributions of up to $23,000 of their eligible compensation.  The Bank will contribute a basic “safe harbor” contribution of 3% of participant plan salary and will match 100% of the first 6% of plan salary elective deferrals.  The Bank is also permitted to make discretionary contributions to be allocated to participant accounts.  Pension costs, including administrative fees, attributable to the Bank’s 401(k) safe harbor plan for the years ended June 30, 2024 and 2023 were $224,000 and $291,000 respectively.

During fiscal year 2011, the Company established a Survivor Benefit Plan for the benefit of selected executives.  The purpose of the plan is to provide benefits to designated beneficiaries, if a participant dies while employed by the Company.  The plan is considered an unfunded plan for tax and ERISA purposes, and all obligations arising under the plan are payable from the general assets of the Company.  At June 30, 2024 and 2023, there were no obligations requiring accrual for this plan.

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

For the years ended June 30, 2024 and 2023, the Company recorded compensation expense totaling $45,954 and $44,358, respectively, to accrue the benefits required by the Supplemental Executive Retirement Agreement.

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

As compensation expense is incurred, the unearned ESOP shares account is reduced based on the original cost of the stock.  The difference between the cost and the average market price of shares released for allocation is applied to additional paid-in capital.  ESOP compensation expense for the years ended June 30, 2024 and 2023, was approximately $313,000 and $403,000, respectively.

The ESOP shares as of June 30, 2024 and 2023, were as follows:

	2024	2023
Allocated and Committed to be Released
Shares, Beginning of Year	283,793	272,612
Shares Allocated and Committed to be Released
During the Year	22,046	22,046
Shares Distributed During the Year	-	(15,934)
Shares Purchased During the Year	4,400	5,069
Unallocated and Unreleased Shares, as of Year End	81,053	103,099

Total ESOP Shares	391,292	386,892

Fair Value of Unreleased Shares (In Thousands)	$930	$1,448

Stock Price	$11.47	$14.04

Note 13.	Stock-Based Compensation

Stock Incentive Plans
On November 12, 2014, the stockholders of the Company approved the adoption of the Company’s 2014 Stock Incentive Plan (the 2014 Stock Incentive Plan) for the benefit of employees and non-employee directors as an incentive to contribute to the success of the Company and to reward employees for outstanding performance and the attainment of targeted goals.  The 2014 Stock Incentive Plan covers a total of 300,000 shares (as adjusted), of which no more than 75,000 shares (as adjusted), or 25% of the plan, may be share awards.  The balance of the plan is reserved for stock option awards which would total 225,000 (as adjusted) stock options assuming all the stock awards are issued. All incentive stock options granted under the 2014 Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  On October 26, 2015, the Company granted a total of 69,000 (as adjusted) plan share awards and 207,000 (as adjusted) stock options to directors, officers, and other key employees vesting ratably over five years. On February 5, 2019, the Company granted a total of 6,000 (as adjusted) plan share awards and 27,000 (as adjusted) stock options (which includes 9,000 stock options forfeited from the October 26, 2015 grants) to key employees vesting ratably over five years. The 2014 Stock Incentive Plan cost is recognized over the five year vesting period. The 2014 Stock Incentive Plan terminated on August 13, 2024, however, the 140,600 outstanding options as of June 30, 2024 will remain in effect for the remainder of their original ten year term.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 13.	Stock-Based Compensation (Continued)

On November 13, 2019, the stockholders of the Company approved the adoption of the Company’s 2019 Stock Incentive Plan (the 2019 Stock Incentive Plan, together with the 2014 Stock Incentive Plan, the “Stock Incentive Plans”) which provides for a total of 250,000 shares (as adjusted) reserved for future issuance as stock awards or stock options. No more than 62,500 (as adjusted) shares, or 25%, may be granted as stock awards.  The balance of the plan is reserved for stock option awards.  On November 11, 2020, the Company granted a total of 62,500 (as adjusted) plan stock awards and 187,500 (as adjusted) stock options to directors, officers and other key employees vesting ratably over five years. The Stock Incentive Plans costs are recognized over the five year vesting period.  As of June 30, 2024, there are 1,600 plan share awards and 28,600 stock options available for future grants under the Stock Incentive Plans.

Incentive stock options and non-qualified stock options granted under the Stock Incentive Plans become vested and exercisable at a rate of 20% per year over five years commencing one year from the date of the grant with an additional 20% vesting on each successive anniversary of the date the option was granted.  No vesting shall occur after an employee’s employment or service as a director is terminated.  In the event of death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable.  The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of the grant.

Stock Awards
Following is a summary of the status of the stock awards outstanding under the Stock Incentive Plans during the fiscal years ended June 30, 2024 and 2023 (split adjusted):

	Awarded Shares
	2024	2023

Balance - Beginning of Year	37,900	51,600
Granted	-	-
Forfeited	-	(400)
Earned and Issued	(12,900)	(13,300)

Balance - End of Year	25,000	37,900

Compensation expense pertaining to the share awards under the Stock Incentive Plans was approximately $118,000 and $123,000 for the years ended June 30, 2024 and 2023, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 13.	Stock-Based Compensation (Continued)

Stock Options
Following is a summary of the status of the options outstanding during the fiscal years ended June 30, 2024 and 2023 (split adjusted):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Shares	Price	Term	Value
Outstanding at June 30, 2023	364,916	$11.64	4.81	$874,321
Granted	4,000	13.69
Exercised	(39,616)	9.46
Forfeited	(9,600)	15.31

Outstanding at June 30, 2024	319,700	$11.83	4.30	$115,197

Options Exercisable at June 30, 2024	242,834	$11.80	3.62	$(80,340)

Outstanding at June 30, 2022	396,322	$11.58	5.68	$3,201,824
Granted	8,000	19.64
Exercised	(30,406)	10.79
Forfeited	(9,000)	18.87

Outstanding at June 30, 2023	364,916	$11.64	4.81	$874,321

Options Exercisable at June 30, 2023	250,616	$11.52	3.66	$631,933

The fair value of each option granted is estimated on the grant date using the Black-Scholes model.  The following assumptions were made in estimating fair value.

	2014 Stock	2019 Stock	2014 Stock
	Incentive Plan	Incentive Plan	Incentive Plan
	January 31, 2024	November 11, 2020	February 5, 2019
Dividend Yield	3.65%	2.78%	1.79%
Expected Term	10 years	10 years	10 years
Risk-Free Interest Rate	3.99%	0.98%	2.71%
Expected Life	10 years	10 years	10 years
Expected Volatility (1)	36.58%	25.56%	16.17%

(1) Weekly volatility is annualized by multiplying by the square root of 52.

A summary of the status of the Company’s nonvested options as of June 30, 2024 and changes during the year ended June 30, 2024 is as follows (split adjusted):

		Weighted
	Number of	Average
	Shares	Exercise Price
Nonvested at June 30, 2023	114,300	$11.92
Vested	(40,634)	12.09
Granted	4,000	13.69
Forfeited	(1,600)	11.86
Nonvested at June 30, 2024	76,066	$11.92

For the years ended June 30, 2024 and 2023, compensation expense charged to operations for stock options granted under the Stock Incentive Plans was $69,000 and $95,000, respectively.

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

No material gains or losses are anticipated as a result of these transactions.

At June 30, 2024 and 2023, the following financial instruments were outstanding:

	Contract Amount
	2024	2023
	(In Thousands)
Commitments to Extend Credit	$53,116	$87,732
Standby Letters of Credit	1,189	2,045
	$54,305	$89,777

Cash Deposits
The Company periodically maintains cash balances in financial institutions that are in excess of insured amounts.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.  At June 30, 2024, we had $114.7 million in cash deposits over the insured limit of $250,000.

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

Other Credit Concentrations
The Bank has purchased, with recourse from the seller, loans from third-party mortgage originators.  These loans are serviced by these entities.  At both June 30, 2024 and June 30, 2023, the balance of the loans outstanding being serviced by these entities was $10,000.

Interest Rate Floors and Caps
The Bank writes interest rate floors and caps into its variable rate mortgage loan contracts and loan servicing agreements in an attempt to manage its interest rate exposure.  Such floors and caps enable customers to transfer, modify, or reduce their interest rate risk, which, in turn, creates an off-balance sheet market risk to the Bank.  At June 30, 2024, the Bank’s loan portfolio contained approximately $80.9 million of loans in which the loan contracts or servicing agreements possessed interest rate floors and caps.

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

An analysis of the activity in loans made to such borrowers (both direct and indirect), including lines of credit, is summarized as follows for the years ended June 30, 2024 and 2023:

	2024	2023
	(In Thousands)

Balance – Beginning of Year	$4,398	$4,213
Additions	1,124	795
Principal Payments	(1,222)	(610)

Balance – End of Year	$4,300	$4,398

Deposits from related parties held by the Bank at June 30, 2024 and 2023 amounted to $3.7 million and $4.0 million, respectively.

Note 16.	Regulatory Matters

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

The Bank is required to maintain minimum capital ratios under OCC regulatory guidelines in order to ensure capital adequacy.  Management believes, as of June 30, 2024 and 2023, that the Bank met all OCC capital adequacy requirements to which it is subject.

As of June 30, 2024, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum capital ratios, which are different than those required to meet OCC capital adequacy requirements.

There are no conditions or events since that notification that management believes may have changed the Bank’s category.  The Bank was also classified as well capitalized at June 30, 2023.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 16.	Regulatory Matters (Continued)

The Bank’s actual and required capital amounts and ratios for OCC regulatory capital adequacy purposes are presented below as of June 30, 2024 and 2023:

				Required for Capital
		Actual		Adequacy Purposes
		Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
June 30, 2024
Common Equity Tier 1	(1)	57,738	13.29	19,546	4.50
Tier 1 Capital	(1)	57,738	13.29	26,061	6.00
Total Capital	(1)	62,312	14.35	34,748	8.00
Leverage	(2)	57,738	8.99	25,683	4.00
Tangible Capital	(2)	57,738	8.99	9,631	1.50

June 30, 2023
Common Equity Tier 1	(1)	57,281	12.79	20,147	4.50
Tier 1 Capital	(1)	57,281	12.79	26,863	6.00
Total Capital	(1)	62,454	13.95	35,817	8.00
Leverage	(2)	57,281	8.69	26,378	4.00
Tangible Capital	(2)	57,281	8.69	9,891	1.50
_________________________
(1) Amounts and Ratios to Total Risk-Weighted Assets
(2) Amounts and Ratios to Adjusted Average Total Consolidated Assets

The Bank’s actual and required capital amounts and ratios to be well capitalized under prompt corrective action provisions are presented below as of June 30, 2024 and 2023:

				Required to be
		Actual		Well Capitalized
		Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
June 30, 2024
Common Equity Tier 1	(1)	57,738	13.29	28,233	6.50
Tier 1 Capital	(1)	57,738	13.29	34,748	8.00
Total Capital	(1)	62,312	14.35	43,435	10.00
Leverage	(2)	57,738	8.99	32,104	5.00

June 30, 2023
Common Equity Tier 1	(1)	57,281	12.79	29,101	6.50
Tier 1 Capital	(1)	57,281	12.79	35,817	8.00
Total Capital	(1)	62,454	13.95	44,771	10.00
Leverage	(2)	57,281	8.69	32,972	5.00
__________________________
(1) Amounts and Ratios to Total Risk-Weighted Assets
(2) Amounts and Ratios to Adjusted Average Total Consolidated Assets

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 16.	Regulatory Matters (Continued)

The actual and required capital amounts and ratios applicable to the Bank for the years ended June 30, 2024 and 2023 are presented in the following tables, including a reconciliation of capital under generally accepted accounting principles to such amounts reported for regulatory purposes (Non-GAAP):

				Minimum for Capital
	Actual			Adequacy Purposes
June 30, 2024	Ratio		Amount	Ratio	Amount
	(Dollars in Thousands)

Total Equity			$59,025
Investments in and Advances to Nonincludable Subsidiaries			(118)
Unrealized Gains on Securities Available-for-Sale			2,615
Goodwill			(2,670)
Intangible Assets			(1,114)
Common Equity Tier 1 Capital	13.29	% (1)	57,738	4.50%	$19,546
Tier 1 Capital	13.29	% (1)	57,738	6.00%	26,061
Leverage	8.99	% (2)	57,738	4.00%	25,683
Tangible Capital	8.99	% (2)	57,738	1.50%	9,631
Allowance for Credit Losses			4,574
Total Capital	14.35	% (1)	62,312	8.00%	34,748

Risk-Weighted Assets			434,351
Adjusted Average Total Consolidated Assets			642,073

				Minimum for Capital
	Actual			Adequacy Purposes
June 30, 2023	Ratio		Amount	Ratio	Amount
	(Dollars in Thousands)

Total Equity			$58,802
Investments in and Advances to Nonincludable Subsidiaries			(118)
Unrealized Gains on Securities Available-for-Sale			2,654
Goodwill			(2,670)
Intangible Assets			(1,387)
Common Equity Tier 1 Capital	12.79	% (1)	57,281	4.50%	$20,147
Tier 1 Capital	12.79	% (1)	57,281	6.00%	26,863
Leverage	8.69	% (2)	57,281	4.00%	26,378
Tangible Capital	8.69	% (2)	57,281	1.50%	9,891
Allowance for Credit Losses			5,173
Total Capital	13.95	% (1)	62,454	8.00%	35,817

Risk-Weighted Assets			447,713
Adjusted Average Total Consolidated Assets			659,400
_________________________
(1) Amounts and Ratios to Total Risk-Weighted Assets
(2) Amounts and Ratios to Adjusted Average Total Consolidated Assets

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
For the years ended June 30, 2024 and 2023, the Bank paid a total of $4.5 million and $11.4 million, respectively, in cash dividends to the Company.  At June 30, 2024, the Bank’s retained net income for the calendar years ended December 31, 2023 and 2022 and six months ended June 30, 2024, less the dividends declared and paid during those periods, totaled $4.1 million.

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

Advances from Federal Home Loan Bank and Other Borrowings
The carrying amount of short-term borrowings approximates their fair value.  The fair value of long-term debt is estimated using discounted cash flow analyses based on current incremental borrowing rates for similar borrowing arrangements.

Off-Balance Sheet Credit-Related Instruments
Fair values for outstanding mortgage loan commitments to lend are based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements, customer credit quality, and changes in lending rates.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 18.	Fair Value Disclosures (Continued)

At June 30, 2024 and 2023, the carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	2024		2023
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$34,948	$34,948	$24,765	$24,765
Debt Securities Available-for-Sale	27,037	27,037	39,551	39,551
Securities Held-to-Maturity	67,302	54,450	74,423	61,222
Other Securities	1,614	1,614	-	-
Loans Held-for-Sale	1,733	1,733	4	4
Loans Receivable, Net	470,852	437,845	489,493	444,117

Financial Liabilities
Deposits	$574,007	$572,159	$597,361	$481,055
Other Borrowings	7,000	7,000	8,550	8,550

Off-Balance Sheet Items
Mortgage Loan Commitments	$14,748	$14,748	$13,277	$13,277

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the year ended June 30, 2023.

Fair values of assets and liabilities measured on a recurring basis at June 30, 2024 and 2023 are as follows:

	Fair Value Measurements
June 30, 2024	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$-	$5,950	$-	$5,950
FNMA	-	15,474	-	15,474
GNMA	-	3,247	-	3,247
US Treasury Notes	-	2,000	-	2,000
Municipal Bonds	-	366	-	366

Total	$-	$27,037	$-	$27,037

	Fair Value Measurements
June 30, 2023	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$-	$11,156	$-	$11,156
FNMA	-	13,714	-	13,714
GNMA	-	3,764	-	3,764
US Treasury Notes	-	9,841	-	9,841
Municipal Bonds	-	1,076	-	1,076

Total	$-	$39,551	$-	$39,551

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 18.	Fair Value Disclosures (Continued)

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at June 30, 2024 or 2023.

The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis at June 30, 2024 and 2023.

	Fair Value Measurements
June 30, 2024	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans,
Net of Allowance	$-	$-	$1,970	$1,970
Other Real Estate Owned,
Net of Allowance	$-	$-	$418	$418

Total	$-	$-	$2,388	$2,388

	Fair Value Measurements
June 30, 2023	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans,
Net of Allowance	$-	$-	$701	$701
Other Real Estate Owned,
Net of Allowance	$-	$-	$330	$330

Total	$-	$-	$1,031	$1,031
Note 19.	Earnings Per Common Share

The following table presents the components of average outstanding common shares for the years ended June 30, 2024 and 2023.

	2024	2023

Average Common Shares Issued	3,137,181	3,136,906
Average Unearned ESOP Shares	(93,100)	(116,158)

Weighted Average Number of Common
Shares Used in Basic EPS	3,044,081	3,020,748

Effect of Dilutive Securities
Stock Options	38,479	132,137

Weighted Average Number of Common
Shares and Dilutive Potential Common
Shares Used in Dilutive EPS	3,082,560	3,152,885

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in GAAP.  For the years ended June 30, 2024 and 2023, there were outstanding options to purchase 319,700 and 386,171 shares, respectively, at a weighted average share price of $11.83 per share for 2024 and $11.82 per share for 2023.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 20.	Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company has determined there have been no subsequent events that have occurred after June 30, 2024, through the date of the financial statements, that would require disclosure.

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
All of the Company’s revenue from contracts with customers in-scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment. The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended June 30, 2024 and 2023:

	At or For the Year Ended June 30,
	2024	2023
	(In Thousands)
Noninterest Income
In-scope of Topic 606:
Debit card interchange fees	$619	$599
ATM surcharge income	98	92
Service fees on deposit accounts	807	786
Loss on sale of real estate	(415)	-
Noninterest Income (in-scope of Topic 606)	1,109	1,477
Noninterest Income (out-of-scope of Topic 606)	475	622
Total Noninterest Income	$1,584	$2,099

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

Financial information pertaining only to Home Federal Bancorp, Inc. of Louisiana as of June 30, 2024 and 2023 is as follows:

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Balance Sheets
June 30, 2024 and 2023

	June 30,
	2024	2023
	(In Thousands)
Assets
Cash and Cash Equivalents	$666	$243
Investment in Subsidiary	58,883	58,802
Other Assets	394	305

Total Assets	$59,943	$59,350

Liabilities and Stockholders’ Equity
Borrowings	$7,000	$8,550
Other Liabilities	140	258
Stockholders’ Equity	52,803	50,542

Total Liabilities and Stockholders’ Equity	$59,943	$59,350

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Statements of Operations
For the Years Ended June 30, 2024 and 2023

	For the Years Ended June 30,
	2024	2023
	(In Thousands)

Equity in Undistributed Earnings of Subsidiary	$4,542	$6,458
Interest Income	1	12

Total Income	4,543	6,470

Operating Expenses	711	473
Interest Expense	731	494

Total Expense	1,442	967

Income Before Income Tax Benefit	3,101	5,503

Income Tax Benefit	(303)	(201)

Net Income	$3,404	$5,704

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 23.	Parent Company Financial Statements (Continued)

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Statements of Cash Flows
For the Years Ended June 30, 2024 and 2023

	For the Years Ended June 30,
	2024	2023
	(In Thousands)
Operating Activities
Net Income	$3,404	$5,704
Adjustments to Reconcile Net Income to Net
Cash Used in Operating Activities
Equity in Undistributed Earnings of Subsidiary	(4,542)	(6,458)
Increase in Other Assets	(89)	(50)
(Decrease) Increase in Other Liabilities	(118)	163

Net Cash Used in Operating Activities	(1,345)	(641)

Investing Activities
Net Cash Paid in Acquisition	-	(10,244)

Net Cash used in Investing Activities	-	(10,244)

Financing Activities
Distribution from Subsidiary	4,500	11,400
Proceeds from Stock Options Exercised	374	328
Proceeds of Borrowings	-	6,200
Repayment of Borrowings	(1,550)	-
Proceeds Received from Subsidiary on Stock Compensation Programs	500	620
Company Stock Purchased	(487)	(5,963)
Dividends Paid	(1,569)	(1,540)

Net Cash Provided by Financing Activities	1,768	11,045

Decrease in Cash and Cash Equivalents	423	160
Cash and Cash Equivalents, Beginning of Year	243	83

Cash and Cash Equivalents, End of Year	$666	$243

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2024.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required herein is incorporated by reference from the sections captioned “Information with Respect to Nominees for Director, Continuing Directors, and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Delinquent Section 16(a) Reports” in the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2024 (“Proxy Statement”).

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

Item 11. Executive Compensation

The information required herein is incorporated by reference from the section captioned “Management Compensation” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management. The information required herein is incorporated by reference from the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2024.

Equity Compensation Plan Information. The following table provides information as of June 30, 2024 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2014 and 2019 Stock Incentive Plans, both of which were approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	344,700	$11.83	30,200
Equity compensation plans not approved by security holders	--	--	--

Total	344,700	$11.83	30,200

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required herein is incorporated by reference from the section captioned “Indebtedness of Management and Related Party Transactions” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2024.

Item 14. Principal Accountant Fees and Services

The information required herein is incorporated by reference from the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2024.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) The following documents are filed as part of this report and are incorporated herein by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm (Carr, Riggs & Ingram LLC, PCAOB Firm ID 213; FORVIS, LLP, PCAOB Firm ID 686)
Consolidated Balance Sheets as of June 30, 2024 and 2023
Consolidated Statements of Operations for the Years Ended June 30, 2024 and 2023
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2024 and 2023
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2024 and 2023
Consolidated Statements of Cash Flows for the Years Ended June 30, 2024 and 2023
Notes to Consolidated Financial Statements

The following exhibits are filed as part of the Form 10-K, and this list includes the Exhibit Index:

No.	Description	Location
3.1	Articles of Incorporation of Home Federal Bancorp, Inc. of Louisiana	(1)
3.2	Bylaws of Home Federal Bancorp, Inc. of Louisiana	(1)
4.1	Form of Stock Certificate of Home Federal Bancorp, Inc. of Louisiana	(1)
4.2	Description of Securities	(2)
10.1	Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan*	(3)
10.2	Home Federal Bancorp, Inc. of Louisiana 2011 Stock Option Plan*	(4)
10.3	Home Federal Bancorp, Inc. of Louisiana 2011 Recognition and Retention Plan and Trust Agreement*	(4)
10.4	Amended and Restated Employment Agreement between Home Federal Bank and James R. Barlow, dated as of December 27, 2012*	(5)
10.5	Employment Agreement between Home Federal Bancorp, Inc. of Louisiana and James R. Barlow, dated as of December 27, 2012*	(5)
10.6	Supplemental Executive Retirement Agreement between Home Federal Bank and Daniel R. Herndon, dated as of December 27, 2012*	(5)
10.7	Letter Agreement between Home Federal Bank and Adalberto Cantu, Jr., dated as of February 6, 2013*	(6)
10.8	Letter Agreement by and among Home Federal Bank, Home Federal Bancorp, Inc. of Louisiana and Glen W. Brown accepted as of April 9, 2014*	(7)
10.9	Home Federal Bancorp. Inc. of Louisiana 2014 Stock Incentive Plan*	(8)
10.10	Home Federal Bank 2016 Loan Officer Incentive Compensation Plan*	(9)
10.11	Supplemental Executive Retirement Agreement between Home Federal Bank and James R. Barlow, dated as of December 13, 2017*	(10)
10.12	Separation Agreement by and among Home Federal Bancorp, Inc. of Louisiana, Home Federal Bank and Daniel R. Herndon*	(11)
10.13	Home Federal Bancorp, Inc. of Louisiana 2019 Stock Incentive Plan*	(12)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	Filed Herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed Herewith
32.0	Section 1350 Certifications	Filed Herewith
97.0	Home Federal Bancorp, Inc. of Louisiana Compensation Recovery Policy	Filed Herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.	Filed Herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed Herewith

(Footnotes on following page)

*	Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on September 3, 2010 (File No. 333-169230).
(2)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K filed with the SEC on September 29, 2020 (File No. 001-35019).
(3)	Incorporated herein by reference from the Company’s Definitive Schedule 14A filed with the SEC on June 29, 2005 (File No. 000-51117).
(4)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on December 23, 2011 filed with the SEC on October 28, 2011 (File No. 001-35019).
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2012 (File No. 001-35019).
(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2013 (File No. 001-35019).
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2014 (File No. 001-35019).
(8)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on November 12, 2014 (File No. 001-35019).
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2016 (File No. 001-35019).
(10)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2017 (File No. 001-35019).
(11)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2019 (File No. 001-35019).
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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: September 30, 2024	By:	/s/ James R. Barlow
James R. Barlow
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James R. Barlow
James R. Barlow	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	September 30, 2024
/s/ Glen W. Brown
Glen W. Brown	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 30, 2024
/s/ Walter T. Colquitt, III
Walter T. Colquitt, III	Director	September 30, 2024

/s/ Scott D. Lawrence
Scott D. Lawrence	Director	September 30, 2024

/s/ Mark M. Harrison
Mark M. Harrison	Director	September 30, 2024

/s/ Thomas Steen Trawick, Jr.
Thomas Steen Trawick, Jr.	Director	September 30, 2024

/s/ Timothy W. Wilhite, Esq.
Timothy W. Wilhite, Esq.	Director	September 30, 2024