Form 10-Q
period 2024-09-30
Home Federal Bancorp, Inc. of Louisiana
filed 2024-11-13
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)
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

Shares of common stock, par value $0.01 per share, outstanding as of November 12, 2024: The registrant had 3,131,668 shares of common stock outstanding.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED BALANCE SHEET (In thousands except share and per share data)

	September 30, 2024	June 30, 2024
	(Unaudited)
ASSETS

Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $32,743 and $25,505 at September 30, 2024 and June 30, 2024, Respectively)	$41,044	$34,948
Securities Available-for-Sale (amortized cost September 30, 2024: $31,977; June 30, 2024: $30,347, Respectively)	29,934	27,037
Securities Held-to-Maturity (fair value September 30, 2024: $56,584; June 30, 2024: $54,450, Respectively)	65,800	67,302
Other Securities	1,633	1,614
Loans Held-for-Sale	2,268	1,733
Loans Receivable, Net of Allowance for Credit Losses (September 30, 2024: $4,703; June 30, 2024: $4,574, Respectively)	454,039	470,852
Accrued Interest Receivable	1,761	1,775
Premises and Equipment, Net	18,065	18,303
Bank Owned Life Insurance	6,839	6,810
Goodwill	2,990	2,990
Core Deposit Intangible	1,125	1,199
Deferred Tax Asset	1,210	1,181
Real Estate Owned	122	418
Other Assets	1,574	1,350

Total Assets	$628,404	$637,512

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$133,293	$130,334
Interest-bearing	431,267	443,673
Total Deposits	564,560	574,007
Advances from Borrowers for Taxes and Insurance	644	521
Other Borrowings	5,500	7,000
Other Accrued Expenses and Liabilities	3,433	3,181

Total Liabilities	574,137	584,709

STOCKHOLDERS’ EQUITY

Preferred Stock - $0.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	-	-
Common Stock - $0.01 Par Value; 40,000,000 Shares Authorized: 3,129,668 and 3,142,168 Shares Issued and Outstanding at September 30, 2024 and June 30, 2024, Respectively	32	32
Additional Paid-in Capital	41,822	41,739
Unearned ESOP Stock	(379)	(408)
Retained Earnings	14,405	14,055
Accumulated Other Comprehensive Loss	(1,613)	(2,615)

Total Stockholders’ Equity	54,267	52,803

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$628,404	$637,512

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share data)
	Three Months Ended September 30,
	2024	2023
INTEREST INCOME	(Unaudited)
Loans, including fees	$6,895	$7,274
Investment securities	67	150
Mortgage-backed securities	443	473
Other interest-earning assets	336	177
Total Interest Income	7,741	8,074
INTEREST EXPENSE
Deposits	3,197	2,592
Federal Home Loan Bank borrowings	-	15
Other bank borrowings	117	183
Total Interest Expense	3,314	2,790
Net Interest Income	4,427	5,284

RECOVERY OF CREDIT LOSSES	(223)	-
Net Interest Income After Recovery of Credit Losses	4,650	5,284

NON-INTEREST INCOME
Gain on sale of loans	96	38
Loss on sale of real estate	(254)	(34)
Income on bank owned life insurance	28	26
Service charges on deposit accounts	391	391
Other income	39	13

Total Non-Interest Income	300	434

NON-INTEREST EXPENSE
Compensation and benefits	2,302	2,356
Occupancy and equipment	564	549
Data processing	219	245
Audit and examination fees	132	102
Franchise and bank shares tax	168	156
Advertising	57	143
Professional fees	117	160
Loan and collection	28	60
Amortization core deposit intangible	74	94
Deposit insurance premium	90	91
Other expenses	260	232

Total Non-Interest Expense	4,011	4,188

Income Before Income Taxes	939	1,530
PROVISION FOR INCOME TAX (BENEFIT) EXPENSE	(2)	310

NET INCOME	$941	$1,220

EARNINGS PER SHARE
Basic	$0.31	$0.40
Diluted	$0.31	$0.39

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
	For the Three Months Ended September 30,
	2024	2023
	(Unaudited)

Net Income	$941	$1,220

Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	1,268	(1,028)
Income tax effect	(266)	216
Total Other Comprehensive Income (Loss), Net of Tax	1,002	(812)
Total Comprehensive Income	$1,943	$408

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(In Thousands)
	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
			(Unaudited)
BALANCE – June 30, 2023	$31	$40,981	$(523)	$12,707	$(2,654)	$50,542

Cumulative Effect of Change in Accounting Principle-ASU 2016-13	-	-	-	(189)	-	(189)

ESOP Compensation Earned	-	53	28	-	-	81

Stock Options Exercised	-	-	-	-	-	-

Dividends Paid	-	-	-	(392)	-	(392)

Stock Options Vested	-	23	-	-	-	23

Company Stock Purchased	-	-	-	-	-	-

Changes in Unrealized Loss on Securities Available-for-Sale, Net of Tax Effects	-	-	-	-	(812)	(812)

Net Income	-	-	-	1,220	-	1,220

BALANCE – September 30, 2023	$31	$41,057	$(495)	$13,346	$(3,466)	$50,473

BALANCE – June 30, 2024	$32	$41,739	$(408)	$14,055	$(2,615)	$52,803

Cumulative Effect of Change in Accounting Principle-ASU 2016-13	-	-	-	-	-	-

ESOP Compensation Earned	-	40	29	-	-	69

Stock Options Exercised	-	19	-	-	-	19

Dividends Paid	-	-	-	(409)	-	(409)

Stock Options Vested	-	24	-	-	-	24

Company Stock Purchased	-	-	-	(182)	-	(182)

Net Income	-	-	-	941	-	941

Other Comprehensive Income, Unrealized Gain on Debt Securities, Net of Tax	-	-	-	-	1,002	(1,002)

BALANCE – September 30, 2024	$32	$41,822	$(379)	$14,405	$(1,613)	$54,267

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Three Months Ended
	September 30,
	2024	2023
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$941	$1,220
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Gain on Sale of Loans	(96)	(38)
Net Amortization and Accretion on Securities	417	107
Amortization of Deferred Loan Fees	(15)	(33)
Amortization of Purchased Loans	(75)	(419)
Recovery of Loan Losses	(223)	-
Depreciation of Premises and Equipment	206	224
Loss on Sales of Real Estate and Fixed Assets	254	34
ESOP Compensation Expense	69	81
Stock Option Expense	24	23
Deferred Income Tax Benefit	(295)	(147)
Federal Home Loan Bank Stock Dividend	-	17
Share Awards Expense	-	28
Increase in Cash Surrender Value on Bank Owned Life Insurance	(29)	(26)
Bad Debt Recovery	-	362
Amortization Core Deposit Intangible	74	-
Changes in Assets and Liabilities:
Origination and Purchase of Loans Held-for-Sale	(6,152)	(1,807)
Sale and Principal Repayments on Loans Held-for-Sale	5,713	1,222
Accrued Interest Receivable	14	(117)
Other Operating Assets	(224)	163
Other Operating Liabilities	252	1,551

Net Cash Provided by Operating Activities	871	2,445

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net	17,122	(17,659)
Deferred Loan Fees Collected	4	16
Acquisition of Premises and Equipment	(12)	(656)
Disposal of Premises and Equipment	28	-
Proceeds from Sale of Real Estate and Fixed Assets	70	276
Improvements to Real Estate Owned Prior to Disposition	(28)	(38)
Changes in Federal Home Loan Bank Stock	(19)	-
Activity in Available-for-Sale Securities:
Principal Payments on Securities	1,977	952
Purchase of Mortgage-Backed Securities	(4,016)	(2,667)
Activity in Held-to-Maturity Securities:
Principal Payments on Mortgage-Backed Securities	1,495	1,631

Net Cash Provided by (Used in) Investing Activities	16,621	(18,145)

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands)

	Three Months Ended
	September 30,
	2024	2023
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits	$(9,447)	$(4,856)
Proceeds from Advances from Federal Home Loan Bank	-	77,100
Repayments of Advances from Federal Home Loan Bank	-	(72,500)
Dividends Paid	(409)	(392)
Company Stock Purchased	(182)	-
Net Increase in Advances from Borrowers for Taxes and Insurance	123	161
Proceeds from Other Bank Borrowings	-	300
Repayments of Other Bank Borrowings	(1,500)	-
Proceeds from Stock Options Exercised	19	-

Net Cash Used in Financing Activities	(11,396)	(187)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,096	(15,887)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$34,948	$24,765

CASH AND CASH EQUIVALENTS - END OF PERIOD	$41,044	$8,878

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$3,291	$2,772
Market Value Adjustment for Loss on Securities Available-for-Sale	(1,268)	(812)
Transfer from Loans to Other Real Estate Owned	-	465

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (“Home Federal Bank” or the “Bank”).  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 2024 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2025.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the statement of financial condition date for potential recognition in the consolidated financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the statement of financial condition date are recognized in the consolidated financial statements as of September 30, 2024.  In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred through the date these consolidated financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency. The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank’s customers by ten full-service banking offices and home office, located in Caddo, Bossier and Webster Parishes, Louisiana. The area served by the Bank is primarily the Shreveport-Bossier City-Minden combined statistical area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of September 30, 2024, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, balances due from banks, and federal funds sold, all of which mature within ninety days.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
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

Investments in debt securities, in which the Company has the positive intent and ability to hold to maturity, are classified as held-to-maturity and carried at cost, adjusted for amortization of the related premiums and accretion of discounts, using the interest method. Investments in debt securities that are not classified as held-to-maturity are classified as either trading or available-for-sale securities.

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

The Company held no trading securities as of September 30, 2024 and June 30, 2024.

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
1.          Summary of Accounting Policies (continued)
Loans Receivable

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
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

•
Special Mention: Loans identified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Bank’s credit position at some future date.

•
Substandard: Loans classified as substandard are inadequately protected by the current net worth and payment capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•
Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•
Loss: This classification includes those loans which are considered uncollectible and of such little value that their continuance as loans is not warranted.  Even though partial recovery may be possible in the future, it is not practical or desirable to defer writing off these basically worthless loans.  Accordingly, these loans are charged-off before period end.

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
1.          Summary of Accounting Policies (continued)

Income Taxes (continued)
While the Company is exempt from Louisiana income tax, it is subject to the Louisiana Ad Valorem Tax, commonly referred to as the Louisiana Shares Tax, which is based on stockholders’ equity and net income.

Earnings per Share

Earnings per share are computed based upon the weighted average number of common shares outstanding during the period. The Company’s basic and diluted earnings per share were $0.31 for the three months ended September 30, 2024 compared to basic and diluted earnings per share of $0.40 and $0.39, respectively, for the three months ended September 30, 2023.

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

Recent Accounting Pronouncements

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016, the FASB issued ASU 2016-13 which requires earlier measurement of credit losses and enhances disclosures. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The Company formed a cross-functional working group, who have worked through an implementation plan which includes assessment, review and documentation of various aspects of the implementation plan. After significant evaluation of approved methodologies, the Company determined to utilize a third-party vendor model, in which a weighted average remaining maturity methodology was appropriate for the size and complexity of the Company. ASU 2016-13 is effective for the Company for annual and interim periods beginning on July 1, 2023. The Company adopted ASU 2016-13 in the first quarter of fiscal 2024. The adoption of the ASU 2016-13 resulted in an increase in the allowance for credit losses as a result of changing from an incurred loss model, which encompasses allowances for current known and inherent losses within the portfolio, to an expected loss model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Upon adoption on July 1, 2023, the Company recorded an increase in the allowance for credit losses of $359,000 and decrease to retained earnings of $189,000. Subsequent to the adoption of ASU 2016-13, acquired loans are segregated between those purchased with credit deterioration (“PCD”) and those that are not (“non-PCD”). Loans considered PCD include those individual loans (or groups of loans with similar risk characteristics) that as of the date of acquisition are assessed as having experienced a more-than-insignificant deterioration in credit quality since origination. The assessment of what is more-than-insignificant credit deterioration since origination considers information including, but not limited to, financial assets that are delinquent, on nonaccrual and/or otherwise adversely risk rated as of the acquisition date, those that have been downgraded since origination, and those for which, after origination, credit spreads have widened

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

1.          Summary of Accounting Policies (continued)

Recent Accounting Pronouncements (continued)
beyond the threshold specified in policy. The Company bifurcates the fair value discount between the credit and noncredit components and records an allowance for credit losses for PCD loans by adding the credit portion of the fair value discount to the initial amortized cost basis and increasing the allowance for credit losses at the date of acquisition. Any noncredit discount or premium resulting from acquiring loans with credit deterioration is allocated to each individual asset. All non-PCD loans acquired are recorded at the estimated fair value of the loan at acquisition, with the estimated allowance for credit loss recorded as a provision for credit losses through earnings in the period in which the acquisition has occurred. The noncredit discount or premium for PCD loans and full discount for non-PCD loans will be accreted to interest income using the interest method based on the effective interest rate at the acquisition date. Under the transition provisions of ASU 2016-13, the Company classified all purchased credit impaired loans (“PCI”) previously accounted for under Financial Accounting Standard Subtopic 310-30 to be classified as PCD, without reassessing whether the financial assets meet the criteria of PCD as of the date of adoption. The application of these provisions resulted in an adjustment to the amortized cost basis of the financial asset to reflect the addition of the allowance for credit losses at the date of adoption. The Company elected not to maintain pools of loans accounted for under Subtopic 310-30 at adoption. The Company was also not required to reassess whether modifications to individual acquired financial assets accounted for in pools were troubled debt restructurings as of the date of adoption. The noncredit discount, after the adjustment for the allowance for credit losses, is accreted to interest income using the interest method based on the effective interest rate determined at the adoption date.

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
2. Securities

The amortized cost and fair value of securities with gross unrealized gains and losses follows:

	September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
		(In Thousands)
Mortgage-Backed Securities
FHLMC Mortgage-Backed Certificates	$7,309	$13	$483	$6,839
FNMA Mortgage-Backed Certificates	19,329	24	926	18,427
GNMA Mortgage-Backed Certificates	3,974	1	665	3,310

Total Mortgage-Backed Securities	30,612	38	2,074	28,576

US Treasury Securities	1,000	-	10	990
Municipals	365	3	-	368

Total Securities Available-for-Sale	$31,977	$41	$2,084	$29,934

Securities Held-to-Maturity

Mortgage-Backed Securities
FHLMC Mortgage-Backed Certificates	$26,936	$-	$3,978	$22,958
FNMA Mortgage-Backed Certificates	36,984	-	5,144	31,840
GNMA Mortgage-Backed Certificates	601	-	42	559

Total Mortgage-Backed Securities	64,521	-	9,164	55,357

Municipals	1,279	-	52	1,227

Total Securities Held-to-Maturity	$65,800	$-	$9,216	$56,584

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
2.          Securities (continued)

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Mortgage-Backed Securities
FHLMC Mortgage-Backed Certificates	$6,681	$1	$732	$5,950
FNMA Mortgage-Backed Certificates	17,227	-	1,753	15,474
GNMA Mortgage-Backed Certificates	4,074	-	827	3,247

Total Mortgage-Backed Securities	27,982	1	3,312	24,671

US Treasury Securities	2,000	-	-	2,000
Municipal Bonds	365	1	-	366

Total Securities Available-for-Sale	$30,347	$2	$3,312	$27,037

Securities Held-to-Maturity

Mortgage-Backed Securities
GNMA Mortgage-Backed Certificates	$27,604	$-	$5,572	$22,032
FHLMC Mortgage-Backed Certificates	37,807	-	7,146	30,661
FNMA Mortgage-Backed Certificates	606	-	69	537

Total Mortgage-Backed Securities	66,017	-	12,787	53,230

Municipals	1,285	-	65	1,220

Total Securities Held-to-Maturity	$67,302	$-	$12,852	$54,450

The amortized cost and fair value of securities by contractual maturity at September 30, 2024 follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In Thousands)

Mortgage-Backed Securities
Within One Year or Less	$-	$-	$-	$-
One through Five Years	4	4	-	-
After Five through Ten Years	3,900	3,889	507	497
Over Ten Years	26,708	24,683	64,014	54,860
	30,612	28,576	64,521	55,357

US Treasury Securities
Within One Year or Less	$1,000	$990	$-	$-
One through Five Years	-	-	-	-
After Five through Ten Years	-	-	-	-
Over Ten Years	-	-	-	-
	1,000	990	-	-

Municipals
Within One Year or Less	$365	$368	$-	$-
One through Five Years	-	-	211	207
After Five through Ten Years	-	-	-	-
Over Ten Years	-	-	1,068	1,020
	365	368	1,279	1,227

Total	$31,977	$29,934	$65,800	$56,584

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
2.          Securities (continued)
The amortized cost and fair value of securities by contractual maturity at June 30, 2024 follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In Thousands)

Mortgage-Backed Securities
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

The following tables show information pertaining to gross unrealized losses on securities available-for-sale and held-to-maturity at September 30, 2024 and June 30, 2024 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	September 30, 2024
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$-	$-	$2,074	$20,169

US Treasury Securities	$-	$-	10	990

Total Securities Available-for-Sale	$-	$-	$2,084	$21,159

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
2.          Securities (continued)

	September 30, 2024
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Held-to-Maturity

Mortgage-Backed Securities	$-	$-	$9,164	$55,357

Municipals	-	-	52	1,227

Total Securities Held-to-Maturity	$-	$-	$9,216	$56,584

The number of debt securities in an unrealized loss position was 51 at September 30, 2024.

	June 30, 2024
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$-	$-	$3,312	$24,332

Total Securities Available-for-Sale	$-	$-	$3,312	$24,332

	June 30, 2024
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Held-to-Maturity

Mortgage-Backed Securities	$-	$-	$12,787	$53,230

Municipals	-	-	65	1,220

Total Securities Held-to-Maturity	$-	$-	$12,852	$54,450

The unrealized losses on the Company’s investment in mortgage-backed securities at September 30, 2024 and June 30, 2024 were caused by interest rate changes. The contractual cash flows of these investments are guaranteed by agencies of the U.S. Government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not have an allowance for credit losses for these investments at September 30, 2024.

The Company’s investment in equity securities consists primarily of FHLB stock and shares of First National Bankers Bankshares, Inc. (“FNBB”).  Management monitors its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
2.          Securities (continued)

At September 30, 2024, securities with a carrying value of $404,000 were pledged to secure public deposits and securities and mortgage loans with a carrying value of $255.0 million were pledged to secure FHLB and FRB advances.

3. Loans Receivable

Loans receivable are summarized as follows:

	September 30, 2024	June 30, 2024
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$177,728	$178,347
Commercial	140,554	143,460
Multi-Family Residential	34,388	37,092
Land	28,257	30,737
Construction	7,848	15,704
Equity and Second Mortgage	2,602	2,634
Equity Lines of Credit	18,804	17,046

Total Mortgage Loans	410,181	425,020

Commercial Loans	47,216	49,256
Consumer Loans
Loans on Savings Accounts	414	393
Other Consumer Loans	1,018	855

Total Consumer Other Loans	1,432	1,248
Total Loans	458,829	475,524

Less: Allowance for Credit Losses	(4,703)	(4,574)
Unamortized Loan Fees	(87)	(98)

Net Loans Receivable	$454,039	$470,852

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)
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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)
The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, as of September 30, 2024:

	Term Loans Amortized Cost by Origination Year
As of September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Lines	Total
	(In Thousands)
One-to-four family residential
Risk rating
Pass	$16,058	$44,659	$40,829	$34,795	$20,814	$15,622	$-	$172,777
Pass watch	342	743	341	76	391	342	-	2,235
Special mention	197	291	-	495	-	545	-	1,528
Substandard	42	957	128	-	61	-	-	1,188
Total one-to-four family residential	$16,639	$46,650	$41,298	$35,366	$21,266	$16,509	$-	$177,728
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial
Risk rating
Pass	$10,419	$25,935	$37,954	$41,070	$19,562	$1,632	$-	$136,572
Pass watch	2,278	98	-	1,035	119	-	-	3,530
Special mention	-	323	109	-	-	-	-	432
Substandard	-	-	20	-	-	-	-	20
Total commercial	$12,697	$26,356	$38,083	$42,105	$19,681	$1,632	$-	$140,554
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family residential
Risk rating
Pass	$2,437	$3,242	$8,578	$984	$6,907	$11,029	$-	$33,177
Pass watch	-	-	-	1,211	-	-	-	1,211
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total multi-family residential	$2,437	$3,242	$8,578	$2,195	$6,907	$11,029	$-	$34,388
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Land
Risk rating
Pass	$8,124	$7,509	$5,249	$6,071	$968	$247	$-	$28,168
Pass watch	-	-	-	-	16	1	-	17
Special mention	-	72	-	-	-	-	-	72
Substandard	-	-	-	-	-	-	-	-
Total land	$8,124	$7,581	$5,249	$6,071	$984	$248	$-	$28,257
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Notes to Consolidated Financial Statements
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)
	Term Loans Amortized Cost by Origination Year
As of September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Lines	Total
	(In Thousands)
Construction
Risk rating
Pass	$4,236	$3,462	$-	$-	$-	$-	$-	$7,698
Pass watch	150	-	-	-	-	-	-	150
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction	$4,386	$3,462	$-	$-	$-	$-	$-	$7,848
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Equity loans and lines of credit
Risk rating
Pass	$519	$806	$666	$103	$369	$70	$18,579	$21,112
Pass watch	-	11	-	-	-	-	-	11
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	7	51	-	225	283
Total home equity and lines of credit	$519	$817	$666	$110	$420	$70	$18,804	$21,406
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial loans
Risk rating
Pass	$13,162	$14,150	$7,825	$5,242	$4,039	$1,815	$-	$46,233
Pass watch	750	-	-	-	-	-	-	750
Special mention	-	60	34	-	-	-	-	94
Substandard	-	77	30	32	-	-	-	139
Total commercial loans	$13,912	$14,287	$7,889	$5,274	$4,039	$1,815	$-	$47,216
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans
Risk rating
Pass	$553	$437	$167	$12	$195	$20	$-	$1,384
Pass watch	1	-	32	-	-	-	-	33
Special mention	-	-	-	-	-	-	-	-
Substandard	-	15	-	-	-	-	-	15
Total consumer loans	$554	$452	$199	$12	$195	$20	$-	$1,432
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk rating
Pass	$55,508	$100,200	$101,268	$88,277	$52,854	$30,435	$18,579	$447,121
Pass watch	3,521	852	373	2,322	526	343	-	7,937
Special mention	197	746	143	495	-	545	-	2,126
Substandard	42	1,049	178	39	112	-	225	1,645
Total	$59,268	$102,847	$101,962	$91,133	$53,492	$31,323	$18,804	$458,829
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Notes to Consolidated Financial Statements
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

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Notes to Consolidated Financial Statements
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)
The following tables present an aging analysis of past due loans, segregated by class of loans, as of  September 30, 2024 and June 30, 2024:

September 30, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$691	$688	$1,474	$2,853	$174,875	$177,728	$329
Commercial	117	-	-	117	140,437	140,554	-
Multi-Family Residential	-	-	-	-	34,388	34,388	-
Land	-	-	-	-	28,257	28,257	-
Construction	-	-	-	-	7,848	7,848	-
Equity and Second Mortgage	11	-	58	69	2,533	2,602	-
Equity Lines of Credit	73	-	225	298	18,506	18,804	-
Commercial Loans	105	-	62	167	47,049	47,216	-
Consumer Loans	16	-	-	16	1,416	1,432	-

Total	$1,013	$688	$1,819	$3,520	$455,309	$458,829	$329

June 30, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$599	$720	$1,189	$2,508	$175,839	$178,347	$116
Commercial	-	-	-	-	143,460	143,460	-
Multi-Family Residential	-	-	-	-	37,092	37,092	-
Land	-	-	-	-	30,737	30,737	-
Construction	-	-	-	-	15,704	15,704	-
Equity and Second Mortgage	-	-	15	15	2,619	2,634	-
Equity Lines of Credit	57	-	225	282	16,764	17,046	-
Commercial Loans	-	-	90	90	49,166	49,256	-
Consumer Loans	5	-	-	5	1,243	1,248	-

Total	$661	$720	$1,519	$2,900	$472,624	$475,524	$116

There was no interest income recognized on non-accrual loans during the three months ended September 30, 2024 or the year ended June 30, 2024. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the three months ended September 30, 2024 and the year ended June 30, 2024 was approximately $24,000 and $96,000, respectively.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Notes to Consolidated Financial Statements
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)
The change in the allowance for credit losses by loan portfolio class and recorded investment in loans for the three months ended September 30, 2024 and year ended June 30, 2024 was as follows:

	Real Estate Loans
September 30, 2024	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for credit losses:
Beginning Balances	$2,346	$1,088	$130	$175	$103	$165	$548	$19	$4,574
Recoveries	350	-	-	1	-	1	-	-	352
Current Provision	(7)	(28)	(10)	(19)	(51)	12	(125)	5	(223)
Ending Balances	$2,689	$1,060	$120	$157	$52	$178	$423	$24	$4,703

	Real Estate Loans
June 30, 2024	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for credit losses:
Beginning Balances	$1,900	$1,673	$228	$274	$254	$251	$588	$5	$5,173
Impact of ASU 2016-13	688	(119)	(139)	(85)	(44)	30	24	4	359
Charge-Offs	(946)	-	-	(7)	-	-	(41)	(17)	(1,011)
Recoveries	4	-	-	1	-	7	-	1	13
Current Provision	700	(466)	41	(8)	(107)	(123)	(23)	26	40
Ending Balances	$2,346	$1,088	$130	$175	$103	$165	$548	$19	$4,574

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Notes to Consolidated Financial Statements
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)
The Company held loans that were individually evaluated for credit losses at September 30, 2024 and June 30, 2024 for which the repayment, on the basis of our assessment at the reporting date, is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty.  The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date.  The following describes the types of collateral that secure collateral dependent loans:

●	One-to four-family first mortgages are primarily secured by first liens on residential real estate.

●	Commercial real estate loans are primarily secured by office and industrial buildings, warehouses, retail shopping facilities and various special purpose properties, including self-storage facilities, hotels and restaurants.

●	Multi-family loans are primarily secured by residential property that include five or more housing units.

●	Construction and land loans are primarily secured by residential and commercial properties, which are under construction and/or redevelopment, and by raw land.

●	Home equity loans and lines are primarily secured by first and junior liens on residential real estate.

●	Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.

●	Consumer loans considered collateral dependent are primarily secured by titled vehicles.

The following tables present loans individually evaluated for impairment, segregated by class of loans, as of September 30, 2024 and June 30, 2024:

September 30, 2024	Loan Balance	Specific Allocations
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,624	$73
Commercial	139	5
Land	126	4
Equity and Second Mortgage	58	3
Equity Lines of Credit	225	-
Commercial Loans	67	2
Consumer Loans	66	4

Total	$3,305	$91

June 30, 2024	Loan Balance	Specific Allocations
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,693	$77
Commercial	122	5
Land	145	5
Home Equity Loans and Lines of Credit	283	3
Commercial Loans	74	2
Consumer Loans	72	4

Total	$3,389	$96

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status. As of September 30, 2024, there were no residential loans in the process of foreclosure.

As of September 30, 2024, there were no loans whose terms were modified for borrowers who may be experiencing financial difficulties.

At September 30, 2024 and June 30, 2024, accrued interest receivable on loans was $1.6 million and $1.8 million, respectively, and included within accrued interest receivable on the consolidated balance sheets.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Notes to Consolidated Financial Statements
4. Deposits

Deposits at September 30, 2024 and June 30, 2024 consist of the following classifications:

	September 30, 2024	June 30, 2024
	(In Thousands)
Non-Interest Bearing	$133,293	$130,334
NOW Accounts	68,475	66,613
Money Markets	79,643	85,525
Passbook Savings	85,802	76,643
	367,213	359,115

Certificates of Deposit	197,347	214,892

Total Deposits	$564,560	$574,007

5. Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three months ended September 30, 2024 and 2023 were calculated as follows:

	Three Months Ended September 30,
	2024	2023
	(In Thousands, Except Per Share Data)

Net income	$941	$1,220

Weighted average shares outstanding – basic	3,058	3,029
Effect of dilutive common stock equivalents	14	79
Adjusted weighted average shares outstanding – diluted	3,072	3,108

Basic earnings per share	$0.31	$0.40
Diluted earnings per share	$0.31	$0.39

For the three months ended September 30, 2024 and 2023, there were outstanding options to purchase 317,852 and 364,916 shares, respectively, at a weighted average exercise price of $11.85 and $11.65 per share, respectively. For the quarter ended September 30, 2024 and 2023, 13,430 options and 79,237 options, respectively, were included in the computation of diluted earnings per share.

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended September 30,
	2024	2023
	(In Thousands)

Average common shares issued	6,125	6,125
Average unearned ESOP shares	(79)	(102)
Average Company stock purchased	(2,988)	(2,994)

Weighted average shares outstanding	3,058	3,029

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Notes to Consolidated Financial Statements
6. Stock-Based Compensation

Stock Incentive Plans

On November 12, 2014, the stockholders of the Company approved the adoption of the Company’s 2014 Stock Incentive Plan (the “2014 Stock Incentive Plan”) for the benefit of employees and non-employee directors as an incentive to contribute to the success of the Company and reward employees for outstanding performance and the attainment of targeted goals. The 2014 Stock Incentive Plan covers a total of 300,000 shares (as adjusted), of which no more than 74,000 shares (as adjusted), or 25% of the plan, may be share rewards. The balance of the plan is reserved for stock option awards which would total 225,000 stock options (as adjusted), assuming all the share awards are issued. All incentive stock options granted under the 2014 Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code. The 2014 Stock Incentive Plan terminated on August 13, 2024, however, the 140,600 outstanding options as of September 30, 2024 will remain in effect for the remainder of their original ten year term.

On November 13, 2019, the stockholders of the Company approved the adoption of the Company’s 2019 Stock Incentive Plan (the “2019 Stock Incentive Plan,” together with the 2014 Stock Incentive Plan, the “Stock Incentive Plans”) which provides for a total of 250,000 shares (as adjusted) reserved for future issuance as stock awards or stock options. No more than 62,500 shares (as adjusted), or 25%, may be granted as stock awards. The balance of the plan is reserved for stock option awards. The Stock Incentive Plans costs are recognized over the five year vesting period. As of September 30, 2023, there are no plan share awards and 800 stock options available for future grants under the 2019 Stock Incentive Plan.

For both the three months ended September 30, 2024 and 2023, compensation expense charged to operations for stock options granted under the Stock Incentive Plans was $26,000.

7. Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amount of $4.3 million at September 30, 2024 and June 30, 2024.

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

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Notes to Consolidated Financial Statements
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

At September 30, 2024 and June 30, 2024, the carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2024		June 30, 2024
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$41,044	$41,044	$34,948	$34,948
Securities Available-for-Sale	29,934	29,934	27,037	27,037
Securities to be Held-to-Maturity	65,800	56,584	67,302	54,450
Other Securities	1,633	1,633	1,614	1,614
Loans Held-for-Sale	2,268	2,268	1,733	1,733
Loans Receivable	454,039	419,441	470,852	437,845

Financial Liabilities
Deposits	$564,560	$562,727	$574,007	$572,159
Other Borrowings	5,500	5,500	7,000	7,000

Off-Balance Sheet Items
Mortgage Loan Commitments	$13,644	$13,644	$14,748	$14,748

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Notes to Consolidated Financial Statements
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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the three months ended September 30, 2024.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Notes to Consolidated Financial Statements
8.          Fair Value Disclosures (continued)
Fair values of assets and liabilities measured on a recurring basis at September 30, 2024 and June 30, 2024 are as follows:

	Fair Value Measurements
September 30, 2024	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$-	$6,839	$-	$6,839
FNMA	-	18,427	-	18,427
GNMA	-	3,310	-	3,310
US Treasury Notes	-	990	-	990
Municipal Bonds	-	368	-	368

Total	$-	$29,934	$-	$29,934

	Fair Value Measurements
June 30, 2024	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$-	$5,950	$-	$5,950
FNMA	-	15,474	-	15,474
GNMA	-	3,247	-	3,247
US Treasury Notes	-	2,000	-	2,000
Municipal Bonds	-	366	-	366

Total	$-	$27,037	$-	$27,037

Fair values of assets and liabilities measured on a non-recurring basis at September 30, 2024 and June 30, 2024 are as follows:

	Fair Value Measurements
September 30, 2024	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans,
Net of Allowance	$-	$-	$1,792	$1,792

Other Real Estate Owned,
Net of Allowance	$-	$-	$122	$122
Total	$-	$-	$1,914	$1,914

	Fair Value Measurements
June 30, 2024	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans,
Net of Allowance	$-	$-	$1,970	$1,970

Other Real Estate Owned,
Net of Allowance	$-	$-	$418	$418

Total	$-	$-	$2,388	$2,388

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Notes to Consolidated Financial Statements
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

At September 30, 2024 and June 30, 2024, the carrying amounts of the ROU assets and corresponding lease liabilities were as follows:

(In Thousands)		September 30, 2024	June 30, 2024
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other Assets	$810	$818
Total Lease Right-of-Use Assets		$810	$818

Lease Liabilities
Operating lease liabilities	Other Accrued Expenses and Liabilities	$860	$861
Total Lease Liabilities		$860	$861

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

	September 30, 2024	June 30, 2024
Weighted-average remaining lease term
Operating leases	34.1 years	34.4 years

Weighted-average discount rate
Operating leases	3.00%	3.00%

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

There were no changes made to the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
Discussion of Financial Condition Changes from June 30, 2024 to September 30, 2024

General

At September 30, 2024, the Company reported total assets of $628.4 million, a decrease of $9.1 million, or 1.4%, compared to total assets of $637.5 million at June 30, 2024. The decrease in assets was comprised of decreases in net loans receivable of $16.8 million, or 3.6%, from $470.9 million at June 30, 2024 to $454.0 million at September 30, 2024, real estate owned of $296,000, or 70.8% from $418,000 at June 30, 2024 to $122,000 at September 30, 2024, premises and equipment of $238,000, or 1.3%, from $18.3 million at June 30, 2024 to $18.1 million at September 30, 2024, core deposit intangible of $74,000, or 6.2%, from $1.2 million at June 30, 2024 to $1.1 million at September 30, 2024, and accrued interest receivable of $14,000, or 0.8%, from $1.78 million at June 30, 2024 to $1.76 million at September 30, 2024, partially offset by increases in cash and cash equivalents of $6.1 million, or 17.4%, from $34.9 million at June 30, 2024 to $41.0 million at September 30, 2024, investment securities of $1.4 million, or 1.5%, from $96.0 million at June 30, 2024 to $97.4 million at September 30, 2024, loans-held-for-sale of $535,000, or 30.9%, from $1.7 million at June 30, 2024 to $2.3 million at September 30, 2024, other assets of $224,000, or 16.6%, from $1.4 million at June 30, 2024 to $1.6 million at September 30, 2024, deferred tax asset of $29,000, or 2.5%, from $1.18 million at June 30, 2024 to $1.21 million at September 30, 2024, and bank owned life insurance of $29,000, or 0.4%, from $6.81 million at June 30, 2024 to $6.84 million at September 30, 2024. The increase in investment securities was primarily due to $4.0 million in security purchases and a $1.3 million reduction in unrealized losses on available for sale securities, partially offset by $3.5 million in principal payments.

Cash and Cash Equivalents

Cash and cash equivalents increased $6.1 million, or 17.4%, from $34.9 million at June 30, 2024 to $41.0 million at September 30, 2024. The increase in cash and cash equivalents was primarily due to decreases in loans receivable.

Loans Receivable, Net

Loans receivable, net, decreased by $16.8 million, or 3.6%, to $454.0 million at September 30, 2024 compared to $470.9 million at June 30, 2024.  The decrease in loans receivable, net was primarily due to decreases in construction loans of $7.9 million, commercial real estate loans of $2.9 million, multi-family residential loans of $2.7 million, land loans of $2.5 million, commercial non-real estate loans of $2.0 million, one-to-four-family residential loans of $619,000, and equity and second mortgage loans of $32,000, partially offset by decreases in equity line-of-credit loans of $1.8 million and consumer loans of $184,000.

Loans Held-for-Sale

Loans held-for-sale increased $535,000, from $1.7 million at June 30, 2024 to $2.3 million at September 30, 2024.  The increase in loans held-for-sale results primarily from the increase in the origination volume during the first three months of fiscal year end 2025.

Investment Securities

Investment securities amounted to $97.4 million at September 30, 2024, compared to $96.0 million at June 30, 2024, an increase of $1.4 million, or 1.5%.  The increase in investment securities was primarily due to security purchases of $4.0 million and a $1.3 decrease in market value losses on available-for-sale securities, partially offset by $3.5 million principal repayments on mortgage backed securities.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
Discussion of Financial Condition Changes from June 30, 2024 to September 30, 2024 (continued)

Premises and Equipment, Net

Premises and equipment, net decreased $238,000, or 1.3%, to $18.1 million at September 30, 2024 compared to $18.3 million at June 30, 2024.

Asset Quality

At September 30, 2024, the Company had $1.9 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $1.9 million on non-performing assets at June 30, 2024, consisting of two commercial non-real estate loans, five single-family residential loans, four home equity line-of-credit loans, and one single-family residence in other real estate owned at September 30, 2024, compared to five single-family residential loans, three commercial non-real estate loans, four home equity line-of-credit loans and three single-family residences in other real estate owned at June 30, 2024.  At September 30, 2024 the Company had five commercial non-real-estate loans, one commercial real-estate loan, six single family residential loans, four home-equity line-of-credit loans, and one auto loan classified as substandard, compared to six single family residential loans, five commercial non-real-estate loans, four home equity line-of-credit loans and one auto loan classified as substandard at June 30, 2024.  There were no loans classified as doubtful at September 30, 2024 or June 30, 2024.

Total Liabilities

Total liabilities decreased $10.6 million, or 1.8%, from $584.7 million at June 30, 2024 to $574.1 million at September 30, 2024. The decrease in liabilities was comprised of decreases in total deposits of $9.4 million, or 1.6%, from $574.0 million at June 30, 2024 to $564.6 million at September 30, 2024, and other borrowings of $1.5 million, or 21.4%, from $7.0 million at June 30, 2024 to $5.5 million at September 30, 2024, partially offset by increases in other accrued expenses and liabilities of $252,000, or 7.9%, from $3.2 million at June 30, 2024 to $3.4 million at September 30, 2024, and advances from borrowers for taxes and insurance of $123,000, or 23.6%, from $521,000 at June 30, 2024 to $644,000 at September 30, 2024. The decrease in deposits resulted from decreases in certificates of deposit of $17.5 million, or 8.2%, from $214.9 million at June 30, 2024 to $197.3 million at September 30, 2024, and money market deposits of $5.9 million, or 6.9%, from $85.5 million at June 30, 2024 to $79.6 million at September 30, 2024, partially offset by increases in savings deposits of $9.2 million, or 12.0%, from $76.6 million at June 30, 2024 to $85.8 million at September 30, 2024, non-interest deposits of $3.0 million, or 2.3%, from $130.3 million at June 30, 2024 to $133.3 million at September 30, 2024, and NOW accounts of $1.9 million, or 2.8%, from $66.6 million at June 30, 2024 to $68.5 million at September 30, 2024. The Company had no balances in brokered deposits at September 30, 2024 or June 30, 2024.

Stockholders’ Equity

Stockholders’ equity increased $1.5 million, or 2.8%, from $52.8 million at June 30, 2024 to $54.3 million at September 30, 2024. The increase in stockholders’ equity was comprised of net income for the three month period of $941,000, the vesting of restricted stock awards, stock options, and the release of employee stock ownership plan shares totaling $93,000, proceeds from the issuance of common stock from the exercise of stock options of $19,000, and a decrease in the Company’s accumulated other comprehensive loss of $1.0 million, partially offset by dividends paid totaling $409,000, and stock repurchases of $182,000.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
Discussion of Financial Condition Changes from June 30, 2024 to September 30, 2024 (continued)

Regulatory Capital

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency (“OCC”).  At September 30, 2024, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements. At September 30, 2024, Home Federal Bank exceeded each of its capital requirements with common equity tier 1, tier 1 capital, total capital, leverage, and tangible capital ratios of 13.19%, 13.19%, 14.29%, 9.02%, and 9.02%, respectively.

Comparison of Operating Results for the Three Months Ended September 30, 2024 and 2023

General

The decrease in net income for the three months ended September 30, 2024, compared to the same period in 2023, resulted from a decrease in net interest income of $857,000, or 16.2%, and a decrease in non-interest income of $134,000, or 30.9%, partially offset by a decrease in non-interest expense of $177,000, or 4.2%, a decrease in provision for income taxes of $312,000, or 100.6%, and a recovery in the provision for credit losses of $223,000.

Net Interest Income

The decrease in net interest income for the three months ended September 30, 2024, compared to the same period in 2023, resulted from an increase in total interest expense of $524,000, or 18.8%, and a decrease in total interest income of $333,000, or 4.1%.  The Company’s average interest rate spread was 2.23% for the three months ended September 30, 2024, compared to 2.68% for the three months ended September 30, 2023. The Company’s net interest margin was 2.98% for the three months ended September 30, 2024, compared to 3.37% for the three months ended September 30, 2023.

Provision for Credit Losses

The $223,000 recovery in the provision for credit losses for the three months ended September 30, 2024 over the three months ended September 30, 2023 was due to a decrease in loans receivable, net.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
Comparison of Operating Results for the Three Months Ended September 30, 2024 and 2023 (continued)

Non-interest Income

The $134,000 decrease in non-interest income for the three months ended September 30, 2024, compared to the same period in 2023, resulted from an increase in loss on sale of real estate of $220,000, partially offset by an increase in gain on sale of loans of $58,000, an increase in other non-interest income of $26,000, and an increase in income on bank owned life insurance of $2,000.

Non-interest Expense

The $177,000 decrease in non-interest expense for the three months ended September 30, 2024, compared to the same period in 2023, resulted from decreases in advertising expense of $86,000, compensation and benefits expense of $54,000, professional fees of $43,000, loan and collection expense of $32,000, data processing expense of $26,000, amortization of core deposit intangible expense of $20,000, and deposit insurance premium expense of $1,000, partially offset by increases in audit and examination fees of $30,000, other non-interest expense of $28,000, occupancy and equipment expense of $15,000, and franchise and bank shares tax expense of $12,000.

The decrease in other non-operating expense was primarily due to communication expense, correspondent bank fees, and fraud expense related to deposit checking accounts. The aggregate compensation expense recognized by the Company for its Stock Options, Share Awards and employee stock ownership plan, amounted to $122,000 and $132,000 for the three months ended September 30, 2024 and September 30, 2023, respectively.

The Louisiana bank shares tax is assessed on the Bank’s equity and earnings. For the three months ended September 30, 2024, the Company recognized franchise and bank shares tax expense of $168,000 compared to $156,000, for the same period in 2023.

Income Taxes

The $2,000 recovery for income taxes for the three months ended September 30, 2024, was due to an audit adjustment for the year ending June 30, 2024. Income taxes amounted to $310,000 for the three months ended September 30, 2023, resulting in an effective tax rate of 20.3%.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
Comparison of Operating Results for the Three Months Ended September 30, 2024 and 2023 (continued)

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

	Three Months Ended September 30,
	2024			2023
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$466,170	$6,895	5.87%	$498,242	$7,274	5.79%
Investment securities	96,749	510	2.09	113,584	623	2.18
Interest-earning deposits	25,617	336	5.20	10,066	177	6.98
Total interest-earning assets	588,536	7,741	5.22%	621,892	8,074	5.15%
Non-interest-earning assets	39,968			40,584
Total assets	$628,504			$662,476
Interest-bearing liabilities:
Savings accounts	$82,556	336	1.61%	$78,572	75	0.38%
NOW accounts	72,787	201	1.10	55,900	67	0.48
Money market accounts	75,216	449	2.37	108,891	621	2.26
Certificate accounts	204,019	2,211	4.30	194,785	1,829	3.73
Total interest-bearing deposits	434,578	3,197	2.92	438,148	2,592	2.35
Other Borrowings	5,989	117	7.75	8,654	183	8.39
FHLB advances	-	-	-	1,138	15	5.23
Total interest-bearing liabilities	$440,567	3,314	2.98%	$447,940	2,790	2.47%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	131,407			158,973
Other liabilities	4,926			4,384
Total liabilities	576,900			611,297
Total Stockholders’ Equity(1)	51,604			51,179

Total liabilities and stockholders’ equity	$628,504			$662,476

Net interest-earning assets	$147,969			$173,952

Net interest income; average interest rate spread(2)		$4,427	2.23%		$5,284	2.68%
Net interest margin(3)			2.98%			3.37%
Average interest-earning assets to average interest-bearing liabilities			133.59%			138.83%

(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
Liquidity and Capital Resources

The Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings, and to fund loan commitments. The Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

The Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Bank invests excess funds in short-term interest-earning accounts and other assets which provide liquidity to meet lending requirements.  The Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $1.4 million at September 30, 2024.

A significant portion of the Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents. The Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.  If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At September 30, 2024, The Bank had no advances from the Federal Home Loan Bank of Dallas and had $179.4 million in borrowing capacity.  Additionally, at September 30, 2024, the Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $20.4 million. There were no amounts purchased under this agreement as of September 30, 2024. In addition, the Company had available an $11.0 million line of credit agreement at September 30, 2024 with First National Bankers Bank. At September 30, 2024, there was an $5.5 million balance in the credit line.

At September 30, 2024, the Bank had outstanding loan commitments of $35.7 million to originate loans and commitments under unused lines of credit of $13.6 million. At September 30, 2024, certificates of deposit scheduled to mature in less than one year totaled $167.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  The Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale, as needed.

At September 30, 2024, Home Federal Bank exceeded each of its capital requirements with common equity tier 1, tier 1 capital, total capital, leverage, and tangible capital ratios of 13.19%, 13.19%, 14.29%, 9.02%, and 9.02%, respectively.

Off-Balance Sheet Arrangements

At September 30, 2024, the Company did not have any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.

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

The table below sets forth the Company’s repurchases any of its common stock during the quarter ended September 30, 2024, including stock-for-stock option exercises.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2024 – July 31, 2024	--	$--	--	21,035
August 1, 2024 – August 31, 2024	--	--	--	21,035
September 1, 2024 – September 30, 2024	12,500	12.75	12,500	8,535
Total	12,500	$12.75	12,500	8,535

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: November 13, 2024	By:	/s/ Glen W. Brown
Glen W. Brown
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)