Form 10-Q
period 2024-12-31
Home Federal Bancorp, Inc. of Louisiana
filed 2025-02-12
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)
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

Shares of common stock, par value $0.01 per share, outstanding as of February 12, 2025: The registrant had 3,132,764 shares of common stock outstanding.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED BALANCE SHEETS (In thousands except share and per share data)

	December 31, 2024	June 30, 2024
	(Unaudited)
ASSETS

Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $16,389 and $25,505 at December 31, 2024 and June 30, 2024, Respectively)	$19,540	$34,948
Securities Available-for-Sale (amortized cost December 31, 2024: $32,930; June 30, 2024: $30,347, Respectively)	29,607	27,037
Securities Held-to-Maturity (fair value December 31, 2024: $52,507; June 30, 2024: $54,450, Respectively)	64,431	67,302
Other Securities	1,651	1,614
Loans Held-for-Sale	216	1,733
Loans Receivable, Net of Allowance for Credit Losses (December 31, 2024: $4,749; June 30, 2024: $4,574, Respectively)	458,693	470,852
Accrued Interest Receivable	1,787	1,775
Premises and Equipment, Net	17,844	18,303
Bank Owned Life Insurance	6,868	6,810
Goodwill	2,990	2,990
Core Deposit Intangible	1,053	1,199
Deferred Tax Asset	1,538	1,181
Real Estate Owned	-	418
Other Assets	1,545	1,350

Total Assets	$607,763	$637,512

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$128,439	$130,334
Interest-bearing	418,105	443,673
Total Deposits	546,544	574,007
Advances from Borrowers for Taxes and Insurance	269	521
Other Borrowings	4,000	7,000
Other Accrued Expenses and Liabilities	3,017	3,181

Total Liabilities	553,830	584,709

SHAREHOLDERS’ EQUITY

Preferred Stock - $0.01 Par Value; 10,000,000 Shares Authorized: None Issued and Outstanding	-	-
Common Stock - $0.01 Par Value; 40,000,000 Shares Authorized: 3,132,764 and 3,144,168 Shares Issued and Outstanding at December 31, 2024 and June 30, 2024, Respectively	32	32
Additional Paid-in Capital	42,010	41,739
Unearned ESOP Stock	(350)	(408)
Retained Earnings	14,866	14,055
Accumulated Other Comprehensive Loss	(2,625)	(2,615)

Total Shareholders’ Equity	53,933	52,803

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$607,763	$637,512

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share data)
	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
INTEREST INCOME	(Unaudited)		(Unaudited)
Loans, including fees	$6,791	$7,397	$13,686	$14,671
Investment securities	63	210	130	449
Mortgage-backed securities	470	460	913	933
Other interest-earning assets	334	13	670	101
Total Interest Income	7,658	8,080	15,399	16,154

INTEREST EXPENSE
Deposits	2,977	2,901	6,175	5,494
Federal Home Loan Bank borrowings	-	78	-	93
Other bank borrowings	81	198	198	381
Total Interest Expense	3,058	3,177	6,373	5,968
Net Interest Income	4,600	4,903	9,026	10,186

PROVISION FOR (RECOVERY OF) CREDIT LOSSES	45	(16)	(178)	(16)
Net Interest Income After Provision for Credit Losses	4,555	4,919	9,204	10,202

NON-INTEREST INCOME
Loss on sale of real estate	(12)	(381)	(266)	(415)
Gain on sale of loans	5	76	101	115
Loss on sale of securities	(6)	-	(6)	-
Income on Bank-Owned Life Insurance	30	28	58	54
Service charges on deposit accounts	392	397	783	788
Other income	79	17	118	30
Total Non-Interest Income	488	137	788	572

NON-INTEREST EXPENSE
Compensation and benefits	2,229	2,328	4,531	4,684
Occupancy and equipment	537	544	1,101	1,092
Data processing	336	129	554	374
Audit and examination fees	191	271	323	373
Franchise and bank shares tax	1	164	169	320
Advertising	44	82	101	225
Legal fees	134	187	251	347
Loan and collection	30	32	58	92
Amortization Core Deposit Intangible	72	85	146	179
Deposit insurance premium	75	108	165	199
Other expenses	187	319	447	552
Total Non-Interest Expense	3,836	4,249	7,846	8,437

Income Before Income Taxes	1,207	807	2,146	2,337
PROVISION FOR INCOME TAX EXPENSE (BENEFIT)	187	(196)	185	114

NET INCOME	$1,020	$1,003	$1,961	$2,223

EARNINGS PER SHARE
Basic	$0.33	$0.33	$0.64	$0.73
Diluted	$0.33	$0.33	$0.64	$0.72

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)

Net Income	$1,020	$1,003	$1,961	$2,223

Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(1,287)	1,701	(19)	673
Less: reclassification adjustments for securities gains (losses) realized in net income	(6)	-	(6)	-
Income tax effect	269	(357)	3	(141)
Total Other Comprehensive Income (Loss), Net of Tax	(1,012)	1,344	(10)	532
Total Comprehensive Income	$8	$2,347	$1,951	$2,755

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023
(In Thousands)
	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(Unaudited)

BALANCE – September 30, 2023	$31	$41,057	$(495)	$13,346	$(3,466)	$50,473

Net Income	-	-	-	1,003	-	1,003

ESOP Compensation Earned	-	54	29	-	-	83

Stock Options Exercised	-	113	-	-	-	113

Dividends Paid	-	-	-	(392)	-	(392)

Company Stock Purchased	-	-	-	(30)	-	(30)

Other Comprehensive Income, Unrealized Gain on Debt Securities, Net of Tax	-	-	-	-	1,344	1,344

BALANCE – December 31, 2023	$31	$41,224	$(466)	$13,927	$(2,122)	$52,594

BALANCE – September 30, 2024	$32	$41,822	$(379)	$14,405	$(1,613)	$54,267

Net Income	-	-	-	1,020	-	1,020

ESOP Compensation Earned	-	46	29	-	-	75

Dividends Paid	-	-	-	(407)	-	(407)

Stock Options Vested	-	142	-	-	-	142

Company Stock Purchased	-	-	-	(152)	-	(152)

Other Comprehensive Loss, Unrealized Loss on Debt Securities, Net of Tax Loss	-	-	-	-	(1,012)	(1,012)

BALANCE – December 31, 2024	$32	$42,010	$(350)	$14,866	$(2,625)	$53,933

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED DECEMBER 31, 2024 AND 2023
(In Thousands)
	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(Unaudited)

BALANCE – June 30, 2023	$31	$40,981	$(523)	$12,707	$(2,654)	$50,542

Cumulative Effect of Change in Accounting Principle – ASU 2016-13	-	-	-	(189)	-	(189)

Net Income	-	-	-	2,223	-	2,223

ESOP Compensation Earned	-	107	57	-	-	164

Stock Options Exercised	-	113	-	-	-	113

Dividends Paid	-	-	-	(784)	-	(784)

Stock Options Vested	-	23	-	-	-	23

Company Stock Purchased	-	-	-	(30)	-	(30)

Other Comprehensive Income, Unrealized Gain on Debt Securities, Net of Tax	-	-	-	-	532	532

BALANCE – December 31, 2023	$31	$41,224	$(466)	$13,927	$(2,122)	$52,594

BALANCE – June 30, 2024	$32	$41,739	$(408)	$14,055	$(2,615)	$52,803

Net Income	-	-	-	1,961	-	1,961

ESOP Compensation Earned	-	86	58	-	-	144

Stock Options Exercised	-	19	-	-	-	19

Dividends Paid	-	-	-	(816)	-	(816)

Stock Options Vested	-	166	-	-	-	166

Company Stock Purchased	-	-	-	(334)	-	(334)

Other Comprehensive Loss, Unrealized Loss on Debt Securities, Net of Tax Loss	-	-	-	-	(10)	(10)

BALANCE – December 31, 2024	$32	$42,010	$(350)	$14,866	$(2,625)	$53,933

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Six Months Ended
	December 31,
	2024	2023
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,961	$2,223
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Gain on Sale of Loans	(101)	(115)
Loss on Sale of Investments	6	-
Net Amortization and Accretion on Securities	(53)	207
Amortization of Deferred Loan Fees	(25)	(68)
Amortization of Purchased Loans	(154)	(573)
Recovery of Loan Losses	(178)	(16)
Depreciation of Premises and Equipment	449	477
Loss on Sales of Real Estate	266	415
ESOP Compensation Expense	144	164
Stock Option Expense	166	23
Deferred Income Tax (Benefit) Expense	(354)	140
Federal Home Loan Bank Stock Dividend	-	(35)
Share Awards Expense	-	59
Increase in Cash Surrender Value on Bank Owned Life Insurance	(58)	(54)
Bad Debt Recovery	-	6
Amortization of Core Deposit Intangible	146	179
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(6,112)	(6,292)
Loans Held-for-Sale – Sale and Principal Repayments	7,730	4,445
Accrued Interest Receivable	(12)	(93)
Other Operating Assets	(195)	116
Other Operating Liabilities	(165)	(1,398)

Net Cash Provided by (Used in) Operating Activities	3,461	(190)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net	12,494	(12,862)
Deferred Loan Fees Collected	22	37
Acquisition of Premises and Equipment	(18)	(1,520)
Proceeds from Sale of Premises and Equipment	28	-
Proceeds from Sale of Real Estate	199	454
Improvements to Real Estate Owned Prior to Disposition	(47)	(38)
Changes in FHLB Stock	(37)	-
Activity in Available-for-Sale Securities:
Principal Payments on Securities	3,536	5,857
Purchase of Mortgage-Backed Securities	(6,708)	(2,667)
Proceeds from sales of Mortgage-Backed Securities	157	-
Proceeds from sales of US Treasury Notes	494	-
Activity in Held-to-Maturity Securities:
Principal Payments on Mortgage-Backed Securities	2,857	2,915

Net Cash Provided by (Used in) Investing Activities	12,977	(7,824)

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands)

	Six Months Ended
	December 31,
	2024	2023
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits	$(27,463)	$(13,673)
Proceeds from Advances from Federal Home Loan Bank	-	412,900
Repayments of Advances from Federal Home Loan Bank	-	(407,500)
Dividends Paid	(816)	(784)
Company Stock Purchased	(334)	(30)
Net Decrease in Advances from Borrowers for Taxes and Insurance	(252)	(209)
Proceeds from Other Bank Borrowings	-	1,100
Repayments of Other Bank Borrowings	(3,000)	-
Proceeds from Stock Options Exercised	19	-
Plan Share Distributions	-	113

Net Cash Used in Financing Activities	(31,846)	(8,083)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,408)	(16,097)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$34,948	$24,765

CASH AND CASH EQUIVALENTS - END OF PERIOD	$19,540	$8,668

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$6,380	$5,968
Market Value Adjustment for (Loss) Gain on Securities Available-for-Sale	(13)	673
Transfer from Loans to Other Real Estate Owned	-	465

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (“Home Federal Bank” or the “Bank”).  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended December 31, 2024 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2025. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended June 30, 2024 (the “Company’s 2024 Form 10-K”).

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the statement of financial condition date for potential recognition in the consolidated financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the statement of financial condition date are recognized in the consolidated financial statements as of December 31, 2024.  In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred through the date these consolidated financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency. The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank’s customers by ten full-service banking offices and home office, located in Caddo, Bossier and Webster Parishes, Louisiana. The area served by the Bank is primarily the Shreveport-Bossier City-Minden combined statistical area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of December 31, 2024, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, balances due from banks, and federal funds sold, all of which mature within ninety days.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

The Company held no trading securities as of December 31, 2024 and June 30, 2024.

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Allowance for Credit Losses

The discussion that follows describes the methodology for determining the ACL under the current expected credit loss (“CECL”) model that was implemented effective July 1, 2023 in accordance with ASU No. 2016-13 and subsequent ASUs issued to amend ASC Topic 326.

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
(Unaudited)
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

Off Balance Sheet Credit Exposures. The ACL for off balance sheet credit exposures is recorded in other liabilities on the Consolidated Balance Sheet. This ACL represents management’s estimate of expected losses in its unfunded loan commitments and other off balance sheet credit exposures, such as letters of credit and credit recourse on sold residential mortgage loans. The allowance for credit losses specific to unfunded commitments is determined by estimating future draws and applying the expected loss rates on those draws. Future draws are based on historical averages of utilization rates (i.e., the likelihood of draws taken). The ACL for off balance sheet credit exposures is increased or decreased by charges or reductions to expense, through the provision for credit losses. In addition to the ACL on loans held for investment, CECL requires a balance sheet liability for unfunded commitments, which is recognized if both of the following conditions are met: (1) the Company has a present contractual obligation to extend credit; and (2) the obligation is not unconditionally cancellable by the Company. Based on the language within the standard loan documents prepared for each HFB commitment, all unfunded commitments are considered unconditionally cancellable and thus no CECL ACL is allocated for the quarter, or six months ended.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.          Summary of Accounting Policies (continued)
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

While the Company is exempt from Louisiana income tax, it is subject to the Louisiana Ad Valorem Tax, commonly referred to as the Louisiana Shares Tax, which is based on shareholders’ equity and net income.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.          Summary of Accounting Policies (continued)
Earnings per Share

Earnings per share are computed based upon the weighted average number of common shares outstanding during the period. The Company’s basic and diluted earnings per share were $0.64 and $0.64, respectively, for the six months ended December 31, 2024 compared to basic and diluted earnings per share of $0.73 and $0.72, respectively; for the six months ended December 31, 2023. The Company’s basic and diluted earnings per share was $0.33 for the three months ended December 31, 2024 and for the three months ended December 31, 2023.

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

Critical Accounting Policies

During the six months ended December 31, 2024, the Company implemented CECL accounting policies, procedures, and controls as part of its adoption of ASU No. 2016-13 and subsequent ASUs issued to amend ASC Topic 326. There were no other changes made to the Company’s internal control over financial reporting that occurred during the six months ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.          Securities

The amortized cost and fair value of securities with gross unrealized gains and losses follows:

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
		(In Thousands)
Mortgage-Backed Securities
FHLMC Mortgage-Backed Certificates	$7,932	$-	$787	$7,145
FNMA Mortgage-Backed Certificates	20,469	-	1,700	18,769
GNMA Mortgage-Backed Certificates	4,164	-	838	3,326

Total Mortgage-Backed Securities	32,565	-	3,325	29,240

Municipals	365	2	-	367

Total Securities Available-for-Sale	$32,930	$2	$3,325	$29,607

Securities Held-to-Maturity

Mortgage-Backed Securities
FHLMC Mortgage-Backed Certificates	$26,349	$-	$5,050	$21,299
FNMA Mortgage-Backed Certificates	36,213	-	6,743	29,470
GNMA Mortgage-Backed Certificates	597	-	69	528

Total Mortgage-Backed Securities	63,159	-	11,862	51,297

Municipals	1,272	-	62	1,210

Total Securities Held-to-Maturity	$64,431	$-	$11,924	$52,507

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Mortgage Backed Securities
FHLMC Mortgage-Backed Certificates	$6,681	$1	$732	$5,950
FNMA Mortgage-Backed Certificates	17,227	-	1,753	15,474
GNMA Mortgage-Backed Certificates	4,074	-	827	3,247

Total Mortgage-Backed Securities	27,982	1	3,312	24,671

US Treasury Securities	2,000	-	-	2,000
Municipal Bonds	365	1	-	366

Total Securities Available-for-Sale	$30,347	$2	$3,312	$27,037

Securities Held-to-Maturity

Mortgage-Backed Securities
FHLMC Mortgage-Backed Certificates	$27,604	$-	$5,572	$22,032
FNMA Mortgage-Backed Certificates	37,807	-	7,146	30,661
GNMA Mortgage-Backed Certificates	606	-	69	537

Total Mortgage-Backed Securities	66,017	-	12,787	53,230

Municipals	1,285	-	65	1,220

Total Securities Held-to-Maturity	$67,302	$-	$12,852	$54,450

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.          Securities (continued)
The amortized cost and fair value of securities by contractual maturity at December 31, 2024 follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In Thousands)

Mortgage-Backed Securities
One through Five Years	$4	$4	$-	$-
After Five through Ten Years	8,740	8,038	472	447
Over Ten Years	23,821	21,198	62,687	50,850
	32,565	29,240	63,159	51,297

Municipals
Within One Year or Less	$365	$367	$-	$-
One through Five Years	-	-	209	205
Over Ten Years	-	-	1,063	1,005
	365	367	1,272	1,210
Total	$32,930	$29,607	$64,431	$52,507

The amortized cost and fair value of securities by contractual maturity at June 30, 2024, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In Thousands)

Mortgage-Backed Securities
One through Five Years	$4	$4	$-	$-
After Five through Ten Years	2,237	2,148	525	495
Over Ten Years	25,741	22,519	65,492	52,735
	27,982	24,671	66,017	53,230

US Treasury Securities
Within One Year or Less	2,000	2,000	-	-
	2,000	2,000	-	-

Municipals
One through Five Years	365	366	213	205
Over Ten Years	-	-	1,072	1,015
	365	366	1,285	1,220

Total	$30,347	$27,037	$67,302	$54,450

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.          Securities (continued)
The following tables show information pertaining to gross unrealized losses on securities available-for-sale and held-to-maturity at December 31, 2024 and June 30, 2024 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	December 31, 2024
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$368	$9,785	$2,957	$18,559

Total Securities Available-for-Sale	$368	$9,785	$2,957	$18,559

	December 31, 2024
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Held-to-Maturity

Mortgage-Backed Securities	$-	$-	$11,862	$51,297

Municipals	-	-	62	1,210

Total Securities Held-to-Maturity	$-	$-	$11,924	$52,507

The number of debt securities in an unrealized loss position was 61 at December 31, 2024.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.          Securities (continued)
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

The unrealized losses on the Company’s investment in mortgage-backed securities at December 31, 2024 and June 30, 2024 were caused by interest rate changes. The contractual cash flows of these investments are guaranteed by agencies of the U.S. Government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not have an allowance for credit losses for these investments at December 31, 2024.

At December 31, 2024, securities with a carrying value of $394,000 were pledged to secure public deposits and securities and mortgage loans with a carrying value of $134.5 million were pledged to secure FHLB advances.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Loans Receivable

Loans receivable are summarized as follows:

	December 31, 2024	June 30, 2024
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$178,893	$178,347
Commercial	133,878	143,460
Multi-Family Residential	29,721	37,092
Land	30,261	30,737
Construction	10,517	15,704
Equity and Second Mortgage	2,645	2,634
Equity Lines of Credit	19,578	17,046

Total Mortgage Loans	405,493	425,020

Commercial Loans	56,598	49,256
Consumer Loans
Loans on Savings Accounts	411	393
Other Consumer Loans	1,035	855

Total Consumer Other Loans	1,446	1,248
Total Loans	463,537	475,524

Less: Allowance for Credit Losses	(4,749)	(4,574)
Unamortized Loan Fees	(95)	(98)
	(4,844)	(4,672)

Net Loans Receivable	$458,693	$470,852

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, as of December 31, 2024:

	Term Loans Amortized Cost by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Lines	Total
	(In Thousands)
One-to-four family residential
Risk rating
Pass	$23,717	$43,145	$39,185	$32,492	$19,529	$14,094	$-	$172,162
Pass watch	1,361	898	337	266	204	551	-	3,617
Special mention	-	-	250	545	-	544	-	1,339
Substandard	42	1,364	-	308	61	-	-	1,775
Total one-to-four family residential	$25,120	$45,407	$39,772	$33,611	$19,794	$15,189	$-	$178,893
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial
Risk rating
Pass	$16,802	$21,258	$34,611	$39,512	$16,658	$1,222	$-	$130,063
Pass watch	2,548	99	-	-	117	-	-	2,764
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	20	1,031	-	-	-	1,051
Total commercial	$19,350	$21,357	$34,631	$40,543	$16,775	$1,222	$-	$133,878
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)
	Term Loans Amortized Cost by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Lines	Total
	(In Thousands)
Multi-family residential
Risk rating
Pass	$4,001	$2,504	$4,815	$970	$6,839	$9,381	$-	$28,510
Pass watch	-	-	-	1,211	-	-	-	1,211
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total multi-family residential	$4,001	$2,504	$4,815	$2,181	$6,839	$9,381	$-	$29,721
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Land
Risk rating
Pass	$17,056	$3,517	$4,823	$3,771	$904	$173	$-	$30,244
Pass watch	-	-	-	-	16	1	-	17
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total land	$17,056	$3,517	$4,823	$3,771	$920	$174	$-	$30,261
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk rating
Pass	$5,325	$3,293	$1,750	$-	$-	$-	$-	$10,368
Pass watch	149	-	-	-	-	-	-	149
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction	$5,474	$3,293	$1,750	$-	$-	$-	$-	$10,517
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Equity loans and lines of credit
Risk rating
Pass	$601	$794	$657	$100	$359	$64	$19,262	$21,837
Pass watch	-	11	-	-	-	-	-	11
Special mention	-	-	-	-	-	-	73	73
Substandard	-	-	-	7	52	-	243	302
Total home equity and lines of credit	$601	$805	$657	$107	$411	$64	$19,578	$22,223
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial loans
Risk rating
Pass	$26,348	$12,883	$6,663	$4,445	$3,774	$1,542	$-	$55,655
Pass watch	749	-	32	-	-	-	-	781
Special mention	-	29	-	-	-	-	-	29
Substandard	-	76	29	28	-	-	-	133
Total commercial loans	$27,097	$12,988	$6,724	$4,473	$3,774	$1,542	$-	$56,598
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans
Risk rating
Pass	$621	$404	$139	$9	$175	$22	$-	$1,370
Pass watch	-	-	31	-	-	-	-	31
Special mention	32	-	-	-	-	-	-	32
Substandard	-	13	-	-	-	-	-	13
Total consumer loans	$653	$417	$170	$9	$175	$22	$-	$1,446
Current period gross charge-offs	$1	$-	$-	$-	$-	$-	$-	$1

Total
Risk rating
Pass	$94,471	$87,798	$92,643	$81,299	$48,238	$26,498	$19,262	$450,209
Pass watch	4,807	1,008	400	1,477	337	552	-	8,581
Special mention	32	29	250	545	-	544	73	1,473
Substandard	42	1,453	49	1,374	113	-	243	3,274
Total	$99,352	$90,288	$93,342	$84,695	$48,688	$27,594	$19,578	$463,537
Current period gross charge-offs	$1	$-	$-	$-	$-	$-	$-	$1

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
(Unaudited)
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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)
The following tables present an aging analysis of past due loans, segregated by class of loans, as of  December 31, 2024 and June 30, 2024:

December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,400	$1,324	$1,443	$4,167	$174,726	$178,893	$-
Commercial	99	1,031	20	1,150	132,728	133,878	-
Multi-Family Residential	-	-	-	-	29,721	29,721	-
Land	-	-	-	-	30,261	30,261	-
Construction	-	-	-	-	10,517	10,517	-
Equity and Second Mortgage	-	142	59	201	2,444	2,645	-
Equity Lines of Credit	99	73	243	415	19,163	19,578	-
Commercial Loans	12	-	57	69	56,529	56,598	-
Consumer Loans	18	32	-	50	1,396	1,446	-

Total	$1,628	$2,602	$1,822	$6,052	$457,485	$463,537	$-

June 30, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$599	$720	$1,189	$2,508	$175,839	$178,347	$116
Commercial	-	-	-	-	143,460	143,460	-
Multi-Family Residential	-	-	-	-	37,092	37,092	-
Land	-	-	-	-	30,737	30,737	-
Construction	-	-	-	-	15,704	15,704	-
Equity and Second Mortgage	-	-	15	15	2,619	2,634	-
Equity Lines of Credit	57	-	225	282	16,764	17,046	-
Commercial Loans	-	-	90	90	49,166	49,256	-
Consumer Loans	5	-	-	5	1,243	1,248	-

Total	$661	$720	$1,519	$2,900	$472,624	$475,524	$116

There was no interest income recognized on non-accrual loans during the six months ended December 31, 2024 or the year ended June 30, 2024. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the six months ended December 31, 2024 and the year ended June 30, 2024 was approximately $54,000 and $96,000, respectively.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)
The change in the allowance for credit losses by loan portfolio class and recorded investment in loans for the six months ended December 31, 2024 and year ended June 30, 2024 was as follows:

	Real Estate Loans
December 31, 2024	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for credit losses:
Beginning Balances	$2,346	$1,088	$130	$175	$103	$165	$548	$19	$4,574
Charge-Offs	-	-	-	-	-	-	-	(1)	(1)
Recoveries	351	-	-	1	-	2	-	-	354
Current Recovery	(245)	97	(26)	(9)	(33)	32	6		(178)
Ending Balances	$2,452	$1,185	$104	$167	$70	$199	$554	$18	$4,749

	Real Estate Loans
June 30, 2024	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for credit losses:
Beginning Balances	$1,900	$1,673	$228	$274	$254	$251	$588	$5	$5,173
Impact of ASU 2016-13	688	(119)	(139)	(85)	(44)	30	24	4	359
Charge-Offs	(946)	-	-	(7)	-	-	(41)	(17)	(1,011)
Recoveries	4	-	-	1	-	7	-	1	13
Current Provision	700	(466)	41	(8)	(107)	(123)	(23)	26	40
Ending Balances	$2,346	$1,088	$130	$175	$103	$165	$548	$19	$4,574

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)
The Company held loans that were individually evaluated for credit losses at December 31, 2024 and June 30, 2024 for which the repayment, on the basis of our assessment at the reporting date, is expected to be provided substantially through the operation or sale of the collateral.  The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date.  The following describes the types of collateral that secure collateral dependent loans:

●	One-to four-family first mortgages are primarily secured by first liens on residential real estate.

●	Commercial real estate loans are primarily secured by office and industrial buildings, warehouses, retail shopping facilities and various special purpose properties, including self-storage facilities, hotels and restaurants.

●	Multi-family loans are primarily secured by residential property that include five or more housing units.

●	Construction and land loans are primarily secured by residential and commercial properties, which are under construction and/or redevelopment, and by raw land.

●	Home equity loans and lines are primarily secured by first and junior liens on residential real estate.

●	Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.

●	Consumer loans considered collateral dependent are primarily secured by titled vehicles.

The following tables present loans individually evaluated for impairment, segregated by class of loans, as of December 31, 2024 and June 30, 2024:

December 31, 2024	Loan Balance	Specific Allocations
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$3,208	$286
Commercial	1,167	186
Land	122	5
Equity and Second Mortgage	59	3
Equity Lines of Credit	243	18
Commercial Loans	60	2
Consumer Loans	63	-

Total	$4,922	$500

June 30, 2024	Loan Balance	Specific Allocations
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,693	$77
Commercial	122	5
Land	145	5
Home Equity Loans and Lines of Credit	283	3
Commercial Loans	74	2
Consumer Loans	72	4

Total	$3,389	$96

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status. As of December 31, 2024, there were no residential loans in the process of foreclosure.

As of December 31, 2024, there were no loans whose terms were modified for borrowers who may be experiencing financial difficulties.

At December 31, 2024 and June 30, 2024, accrued interest receivable on loans was $1.8 million and included within accrued interest receivable on the consolidated balance sheets.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Deposits

Deposits at December 31, 2024 and June 30, 2024 consist of the following classifications:

	December 31, 2024	June 30, 2024
	(In Thousands)
Non-Interest Bearing	$128,439	$130,334
NOW Accounts	67,409	66,613
Money Markets	73,281	85,525
Passbook Savings	93,299	76,643
	362,428	359,115

Certificates of Deposit	184,116	214,892

Total Deposits	$546,544	$574,007

5.  Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three and six months ended December 31, 2024 and 2023 were calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(In Thousands, Except Per Share Data)

Net income	$1,020	$1,003	$1,961	$2,223

Weighted average shares outstanding – basic	3,059	3,040	3,063	3,033
Effect of dilutive common stock equivalents	16	45	15	64
Adjusted weighted average shares outstanding – diluted	3,075	3,085	3,078	3,097

Basic earnings per share	$0.33	$0.33	$0.64	$0.73
Diluted earnings per share	$0.33	$0.33	$0.64	$0.72

For the three months ended December 31, 2024 and 2023, there were weighted average outstanding options to purchase 317,700 and 364,916 shares, respectively, at a weighted average exercise price of $11.85 and $11.65 per share, respectively, and for the six months ended December 31, 2024 and 2023, there were weighted average outstanding options to purchase 317,776 and 364,916 shares, respectively, at a weighted average exercise price of $11.85 and $11.65 per share, respectively.  For the quarter ended December 31, 2024 and 2023, 15,917 options and 45,265 options, respectively, were included in the computation of diluted earnings per share. For the six month period ended December 31, 2024 and 2023, 14,705 options and 63,205 options, respectively, were included in the computation of diluted earnings per share.

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(In Thousands)

Average common shares issued	6,125	6,125	6,125	6,125
Average unearned ESOP shares	(73)	(96)	(76)	(100)
Average Company stock purchased	(2,993)	(2,989)	(2,986)	(2,992)

Weighted average shares outstanding	3,059	3,040	3,063	3,033

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Stock-Based Compensation

Stock Incentive Plans

On November 12, 2014, the shareholders of the Company approved the adoption of the Company’s 2014 Stock Incentive Plan (the “2014 Stock Incentive Plan”) for the benefit of employees and non-employee directors as an incentive to contribute to the success of the Company and reward employees for outstanding performance and the attainment of targeted goals. The 2014 Stock Incentive Plan covers a total of 300,000 shares (as adjusted), of which no more than 74,000 shares (as adjusted), or 25% of the plan, may be share rewards. The balance of the plan is reserved for stock option awards which would total 225,000 stock options (as adjusted), assuming all the share awards are issued. All incentive stock options granted under the 2014 Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code. The 2014 Stock Incentive Plan terminated on August 13, 2024, however, the 163,600 outstanding options as of December 31, 2024 will remain in effect for the remainder of their original ten year term.

On November 13, 2019, the shareholders of the Company approved the adoption of the Company’s 2019 Stock Incentive Plan (the “2019 Stock Incentive Plan,” together with the 2014 Stock Incentive Plan, the “Stock Incentive Plans”) which provides for a total of 250,000 shares (as adjusted) reserved for future issuance as stock awards or stock options. No more than 62,500 shares (as adjusted), or 25%, may be granted as stock awards. The balance of the plan is reserved for stock option awards. The Stock Incentive Plans costs are recognized over the five year vesting period. As of December 31, 2024, there are no plan share awards and 800 stock options available for future grants under the 2019 Stock Incentive Plan.

For the three months ended December 31, 2024 and 2023, compensation expense charged to operations under the Stock Incentive Plans was $62,000 and $30,000, respectively. Compensation expense pertaining to the Stock Incentive Plans was $114,000 and $82,000, respectively, for the six months ended December 31, 2024 and 2023.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amounts of $4.2 million and $4.3 million at December 31, 2024 and June 30, 2024, respectively.

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

At December 31, 2024 and June 30, 2024, the carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2024		June 30, 2024
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$19,540	$19,540	$34,948	$34,948
Securities Available-for-Sale	29,607	29,607	27,037	27,037
Securities to be Held-to-Maturity	64,431	52,451	67,302	54,450
Other Securities	1,651	1,651	1,614	1,614
Loans Held-for-Sale	216	216	1,733	1,733
Loans Receivable	458,693	429,841	470,852	437,845

Financial Liabilities
Deposits	$546,544	$545,473	$574,007	$572,159
Other Borrowings	4,000	4,000	7,000	7,000

Off-Balance Sheet Items
Mortgage Loan Commitments	$12,585	$12,585	$14,748	$14,748

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
(Unaudited)
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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the six months ended December 31, 2024.

Fair values of assets and liabilities measured on a recurring basis at December 31, 2024 and June 30, 2024 are as follows:

	Fair Value Measurements
December 31, 2024	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$-	$7,146	$-	$7,146
FNMA	-	18,768	-	18,768
GNMA	-	3,326	-	3,326
Municipal Bonds	-	367	-	367

Total	$-	$29,607	$-	$29,607

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.          Fair Value Disclosures (continued)
	Fair Value Measurements
June 30, 2024	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$-	$5,950	$-	$5,950
FNMA	-	15,474	-	15,474
GNMA	-	3,247	-	3,247
US Treasury Notes	-	2,000	-	2,000
Municipal Bonds	-	366	-	366

Total	$-	$27,037	$-	$27,037

Fair values of assets and liabilities measured on a non-recurring basis at December 31, 2024 and June 30, 2024 are as follows:

	Fair Value Measurements
December 31, 2024	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans,
Net of Allowance	$-	$-	$3,571	$3,571

Other Real Estate Owned,
Net of Allowance	$-	$-	$-	$-

Total	$-	$-	$3,571	$3,571

	Fair Value Measurements
June 30, 2024	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans,
Net of Allowance	$-	$-	$1,970	$1,970

Other Real Estate Owned,
Net of Allowance	$-	$-	$418	$418

Total	$-	$-	$2,388	$2,388

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.           Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches with terms extending through 2058. Substantially all of the Company’s leases are classified as operating leases. Right-of-use (“ROU”) assets and corresponding lease liabilities are recognized on the consolidated statements of condition under other assets and other accrued expenses and liabilities, respectively.

At December 31, 2024 and June 30, 2024, the carrying amounts of the ROU assets and corresponding lease liabilities were as follows:

(In Thousands)		December 31, 2024	June 30, 2024
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other Assets	$807	$818
Total Lease Right-of-Use Assets		$807	$818

Lease Liabilities
Operating lease liabilities	Other Accrued Expenses and Liabilities	$859	$861
Total Lease Liabilities		$859	$861

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

	December 31, 2024	June 30, 2024
Weighted-average remaining lease term
Operating leases	33.8 years	34.4 years

Weighted-average discount rate
Operating leases	3.00%	3.00%

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

There were no changes made to the Company's internal control over financial reporting that occurred during the six months ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
Discussion of Financial Condition Changes from June 30, 2024 to December 31, 2024

General

At December 31, 2024, the Company reported total assets of $607.8 million, a decrease of $29.7 million, or 4.7%, compared to total assets of $637.5 million at June 30, 2024. The decrease in assets was comprised of decreases in cash and cash equivalents of $15.4 million, or 44.1%, from $34.9 million at June 30, 2024 to $19.5 million at December 31, 2024, net loans receivable of $12.2 million, or 2.6%, from $470.9 million at June 30, 2024 to $458.7 million at December 31, 2024, loans-held-for-sale of $1.5 million, or 87.5%, from $1.7 million at June 30, 2024 to $216,000 at December 31, 2024, premises and equipment of $459,000, or 2.5%, from $18.3 million at June 30, 2024 to $17.8 million at December 31, 2024,  real estate owned of $418,000, or 100.0% from $418,000 at June 30, 2024 to none at December 31, 2024, investment securities of $264,000, or 0.3%, from $96.0 million at June 30, 2024 to $95.7 million at December 31, 2024, and core deposit intangible of $146,000, or 12.2%, from $1.2 million at June 30, 2024 to $1.1 million at December 31, 2024, partially offset by increases in deferred tax asset of $357,000, or 30.2%, from $1.2 million at June 30, 2024 to $1.5 million at December 31, 2024, other assets of $195,000, or 14.4%, from $1.3 million at June 30, 2024 to $1.5 million at December 31, 2024, bank owned life insurance of $58,000, or 0.9%, from $6.81 million at June 30, 2024 to $6.87 million at December 31, 2024, and accrued interest receivable of $12,000, or 0.7%, from $1.78 million at June 30, 2024 to $1.79 million at December 31, 2024.

Cash and Cash Equivalents

Cash and cash equivalents decreased $15.4 million, or 44.1%, from $34.9 million at June 30, 2024 to $19.5 million at December 31, 2024. The decrease in cash and cash equivalents was primarily due to a reduction in total deposits.

Loans Receivable, Net

Loans receivable, net, decreased by $12.2 million, or 2.6%, to $458.7 million at December 31, 2024 compared to $470.9 million at June 30, 2024.  The decrease in loans receivable, net was primarily due to decreases in commercial real estate loans of $9.6 million, multi-family residential loans of $7.4 million, construction loans of $5.2 million, and land loans of $476,000, partially offset by increases in commercial non-real estate loans of $7.3 million, equity line-of-credit loans of $2.5 million, one-to-four family residential loans of $546,000, consumer loans of $198,000, and equity and second mortgage loans of $11,000.

Loans Held-for-Sale

Loans held-for-sale decreased $1.5 million, from $1.7 million at June 30, 2024 to $216,000 at December 31, 2024.  The decrease in loans held-for-sale was due to the majority of originated loans being sold prior to December 31, 2024.

Investment Securities

Investment securities amounted to $95.7 million at December 31, 2024 compared to $96.0 million at June 30, 2024, a decrease of $264,000, or 0.3%.  The decrease in investment securities was primarily due to $6.4 million in principal repayments on mortgage backed securities, and a $657,000 increase in securities sold, partially offset by security purchases of $6.7 million.

Premises and Equipment, Net

Premises and equipment, net decreased $459,000, or 2.5%, to $17.8 million at December 31, 2024 compared to $18.3 million at June 30, 2024.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
Discussion of Financial Condition Changes from June 30, 2024 to December 31, 2024 (continued)

Asset Quality

At December 31, 2024, the Company had $1.8 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $1.9 million on non-performing assets at June 30, 2024, consisting of five one-to-four family residential loans, five home equity loans, two commercial non-real estate loans, and one commercial real-estate loan at December 31, 2024, compared to five one-to-four family residential loans, four home equity loans, three commercial non-real estate loans, and three single-family residences in other real estate owned at June 30, 2024.  At December 31, 2024 the Company had eight one-to-four family residential loans, five home equity loans, five commercial non-real-estate loans, two commercial real-estate loans, and one consumer loan classified as substandard, compared to six one-to-four family residential loans, five commercial non-real-estate loans, four home equity loans and one consumer loan classified as substandard at June 30, 2024.  There were no loans classified as doubtful at December 31, 2024 or June 30, 2024.

Total Liabilities

Total liabilities decreased $30.9 million, or 5.3%, from $584.7 million at June 30, 2024 to $553.8 million at December 31, 2024. The decrease in liabilities was comprised of decreases in total deposits of $27.5 million, or 4.8%, from $574.0 million at June 30, 2024 to $546.5 million at December 31, 2024, other borrowings of $3.0 million, or 42.9%, from $7.0 million at June 30, 2024 to $4.0 million at December 31, 2024, advances from borrowers for taxes and insurance of $252,000, or 48.4%, from $521,000 at June 30, 2024 to $269,000 at December 31, 2024, and other accrued expenses and liabilities of $164,000, or 5.2%, from $3.2 million at June 30, 2024 to $3.0 million at December 31, 2024. The decrease in deposits resulted from decreases in certificates of deposit of $30.8 million, or 14.3%, from $214.9 million at June 30, 2024 to $184.1 million at December 31, 2024, money market deposits of $12.2 million, or 14.3%, from $85.5 million at June 30, 2024 to $73.3 million at December 31, 2024, and non-interest deposits of $1.9 million, or 1.5%, from $130.3 million at June 30, 2024 to $128.4 million at December 31, 2024, partially offset by increases in savings deposits of $16.7 million, or 21.7%, from $76.6 million at June 30, 2024 to $93.3 million at December 31, 2024, and NOW accounts of $796,000, or 1.2%, from $66.6 million at June 30, 2024 to $67.4 million at December 31, 2024. The Company had no balances in brokered deposits at December 31, 2024 or June 30, 2024.

Shareholders’ Equity

Shareholders’ equity increased $1.1 million, or 2.1%, from $52.8 million at June 30, 2024 to $53.9 million at December 31, 2024. The increase in shareholders’ equity was comprised of net income for the six-month period of $2.0 million, the vesting of restricted stock awards, stock options, and the release of employee stock ownership plan shares totaling $311,000, and proceeds from the issuance of common stock from the exercise of stock options of $19,000, partially offset by an increase in the Company’s accumulated other comprehensive loss of $10,000, dividends paid totaling $816,000, and stock repurchases of $335,000.

Regulatory Capital

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency (“OCC”).  At December 31, 2024, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements. At December 31, 2024, Home Federal Bank exceeded each of its regulatory capital requirements with common equity tier 1, tier 1 capital, total capital, leverage, and tangible capital ratios of 13.23%, 13.23%, 14.37%, 8.94%, and 8.94%, respectively.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
Comparison of Operating Results for the Three and Six Months Ended December 31, 2024 and 2023

General

The increase in net income for the three months ended December 31, 2024, as compared to the same period in 2023 resulted primarily from a decrease of $413,000, or 9.7%, in non-interest expense and an increase of $351,000, or 256.2%, in non-interest income, partially offset by an increase of $383,000, or 195.4%, in provision for income taxes, a decrease of $303,000, or 6.2%, in net interest income, and an increase of $61,000, or 381.3%, in the provision for credit losses. The decrease in net interest income for the three months ended December 31, 2024, as compared to the same period in 2023, was primarily due to a decrease of $422,000, or 5.2%, in total interest income, partially offset by a decrease of $119,000, or 3.7%, in total interest expense.  The Company’s average interest rate spread was 2.40% for the three months ended December 31, 2024, compared to 2.45% for the three months ended December 31, 2023. The Company’s net interest margin was 3.12% for the three months ended December 31, 2024, compared to 3.14% for the three months ended December 31, 2023.

The decrease in net income for the six months ended December 31, 2024, as compared to the same period in 2023 resulted primarily from a decrease of $1.2 million, or 11.4%, in net interest income and an increase of $71,000, or 62.3%, in provision for income taxes, partially offset by a decrease of $591,000, or 7.0%, in non-interest expense, an increase of $216,000, or 37.8%, in non-interest income, and an increase of $162,000 in the recovery of credit losses. The decrease in net interest income for the six months ended December 31, 2024, as compared to the same period in 2023, was primarily due to a decrease of $755,000, or 4.7%, in total interest income and an increase of $405,000, or 6.8%, in total interest expense.  The Company’s average interest rate spread was 2.32% for the six months ended December 31, 2024 compared to 2.60% for the six months ended December 31, 2023. The Company’s net interest margin was 3.06% for the six months ended December 31, 2024 compared to 3.26% for the six months ended December 31, 2023.

Provision for Credit Losses

The $45,000 provision and $178,000 recovery in the provision for credit losses for the three and six months ended December 31, 2024, respectively, was due to a slight increase in loans receivable, net, for the quarter and an overall decrease in loans receivable, net for the six months.

Non-interest Income

The $351,000 increase in non-interest income for the three months ended December 31, 2024, compared to the prior year quarterly period, was primarily due to a decrease of $369,000 in loss on sale of real estate, an increase of $62,000 in other non-interest income, and an increase of $2,000 in income on bank owned life insurance, partially offset by a decrease of $71,000 in gain on sale of loans, an increase of $6,000 in loss on sale of securities, and a decrease of $5,000 in service charges on deposit accounts. The $216,000 increase in non-interest income for the six months ended December 31, 2024 compared to the prior year six-month period was primarily due to a decrease of $149,000 in loss on sale of real estate, an increase of $88,000 in other non-interest income, and an increase of $4,000 in income from bank owned life insurance, partially offset by a decrease of $14,000 in gain on sale of loans, an increase of $6,000 in loss on sale of securities, and a decrease of $5,000 in service charges on deposit accounts.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
Comparison of Operating Results for the Three and Six Months Ended December 31, 2024 and 2023 (continued)

Non-interest Expense

The $413,000 decrease in non-interest expense for the three months ended December 31, 2024, compared to the same period in 2023, is primarily attributable to decreases of $163,000 in franchise and bank shares tax expense, $132,000 in other non-interest expense, $99,000 in compensation and benefits expense, $80,000 in audit and examination fees, $53,000 in professional fees, $38,000 in advertising expense, $33,000 in deposit insurance premium expense, $13,000 in amortization of core deposit intangible expense, $7,000 in occupancy and equipment expense, and $2,000 in loan and collection expense. The decreases were partially offset by an increase of $207,000 in data processing expense. The $591,000 decrease in non-interest expense for the six months ended December 31, 2024, compared to the same six-month period in 2023, is primarily attributable to decreases of $153,000 in compensation and benefits expense, $151,000 in franchise and bank shares tax expense, $124,000 in advertising expense, $105,000 in other non-interest expense, $96,000 in professional fees, $50,000 in audit and examination fees, $34,000 in loan and collection expense, $34,000 in deposit insurance premium expense, and $33,000 in amortization of core deposit intangible expense. The decreases were partially offset by increases of $180,000 in data processing expense and $9,000 in occupancy and equipment expense.

Income Taxes

There was an income tax expense of $187,000 and $185,000 for the three and six months ended December 31, 2024, respectively, resulting in an effective tax rate of 15.5% and 8.6%. There was an income tax benefit of $196,000 and an income tax expense of $114,000 for the three and six months ended December 31, 2023, respectively.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
Comparison of Operating Results for the Three and Six Months Ended December 31, 2024 and 2023 (continued)

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

	Three Months Ended December 31,
	2024			2023
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$457,553	$6,791	5.89%	$507,844	$7,397	5.78%
Investment securities	96,715	533	2.19	109,485	670	2.43
Interest-earning deposits	29,653	334	4.47	1,751	13	2.95
Total interest-earning assets	$583,921	7,658	5.20%	619,080	8,080	5.18%
Non-interest-earning assets	38,947			41,169
Total assets	$622,868			$660,249
Interest-bearing liabilities:
Savings accounts	$90,696	390	1.71%	$73,228	74	0.40%
NOW accounts	70,685	224	1.26	65,252	70	0.43
Money market accounts	79,365	443	2.21	95,763	601	2.49
Certificate accounts	188,929	1,921	4.03	212,792	2,151	4.01
Total interest-bearing deposits	429,675	2,978	2.75	447,035	2,896	2.57
Other Borrowings	4,489	81	7.16	9,202	199	8.58
FHLB advances	-	-	-	5,379	78	5.75
Total interest-bearing liabilities	$434,164	3,059	2.80%	$461,616	3,173	2.73%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	131,671			143,054
Other liabilities	4,889			4,656
Total liabilities	570,724			609,326
Total Shareholders’ Equity(1)	52,144			50,924

Total liabilities and shareholders’ equity	$622,868			$660,250

Net interest-earning assets	$149,757			$157,464

Net interest income; average interest rate spread(2)		$4,599	2.41%		$4,907	2.45%
Net interest margin(3)			3.12%			3.14%
Average interest-earning assets to average interest-bearing liabilities			134.49%			134.11%

(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
Comparison of Operating Results for the Three and Six Months Ended December 31, 2024 and 2023 (continued)

	Six Months Ended December 31,
	2024			2023
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$461,531	$13,686	5.88%	$503,043	$14,671	5.79%
Investment securities	96,732	1,043	2.14	111,535	1,382	2.46
Interest-earning deposits	27,635	670	4.81	5,843	101	3.43
Total interest-earning assets	$585,898	15,399	5.21%	$620,421	16,154	5.16%
Non-interest-earning assets	39,788			40,941
Total assets	$625,686			$661,362
Interest-bearing liabilities:
Savings accounts	$86,626	726	1.66%	$75,900	149	0.39%
NOW accounts	71,736	425	1.18	66,639	137	0.41
Money market accounts	77,290	892	2.29	102,327	1,222	2.37
Certificate accounts	196,443	4,132	4.17	203,779	3,986	3.88
Total interest-bearing deposits	432,095	6,175	2.83	448,645	5,494	2.43
Other bank borrowings	5,239	198	7.50	8,928	381	8.47
FHLB advances	-	-	-	3,259	93	5.66
Total interest-bearing liabilities	$437,334	6,373	2.89%	460,832	5,968	2.57%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	131,541			144,950
Other liabilities	4,939			4,530
Total liabilities	573,814			610,312
Total Shareholders’ Equity(1)	51,872			51,052

Total liabilities and equity	$625,686			$661,364

Net interest-earning assets	$148,564			$159,590

Net interest income; average interest rate spread(2)		$9,026	2.32%		$10,186	2.60%
Net interest margin(3)			3.06%			3.26%
Average interest-earning assets to average interest-bearing liabilities			133.97%			134.63%

(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
Liquidity and Capital Resources

The Bank maintains levels of liquid assets deemed adequate by management. The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings, and to fund loan commitments. The Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

The Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, the Bank invests excess funds in short-term interest-earning accounts and other assets which provide liquidity to meet lending requirements. The Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $12.8 million at December 31, 2024.

A significant portion of the Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents. The Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.  If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At December 31, 2024, The Bank had no advances from the Federal Home Loan Bank of Dallas and had $66.2 million in additional borrowing capacity.  Additionally, at December 31, 2024, the Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $20.4 million. There were no amounts purchased under this agreement as of December 31, 2024. In addition, the Company had available an $11.0 million line of credit agreement at December 31, 2024 with First National Bankers Bank. At December 31, 2024, there was a $4.0 million balance in the credit line.

At December 31, 2024, the Bank had outstanding loan commitments of $35.5 million to originate loans and commitments under unused lines of credit of $12.6  million. At December 31, 2024, certificates of deposit scheduled to mature in less than one year totaled $171.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  The Bank intends to utilize its high levels of liquidity to fund its lending activities. If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale, as needed.

At December 31, 2024, the Bank exceeded each of its regulatory capital requirements with tangible common equity tier 1, tier 1 capital, total capital, leverage, and tangible capital ratios of 13.23%, 13.23%, 14.37%, 8.94%, and 8.94%, respectively.

Off-Balance Sheet Arrangements

At December 31, 2024, the Company did not have any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.

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

The Company’s repurchases of its common stock made during the quarter ended December 31, 2024 are set forth in the table below, including stock-for-stock option exercises.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 – October 31, 2024	-	$-	-	8,535
November 1, 2024 – November 30, 2024	2,204	12.57	2,204	106,331
December 1, 2024 – December 31, 2024	10,000	12.55	10,000	96,331
Total	12,204	$12.55	12,204	96,331

Notes to this table:
(a)
On March 7, 2024, the Company announced that its Board of Directors approved the twelfth stock repurchase program for the repurchase of up to 60,000 shares. The twelfth stock repurchase program was completed on December 30, 2024.

(b)
On November 1, 2024, the Company announced that its Board of Directors approved the thirteenth stock repurchase program for the repurchase of up to 100,000 shares. The thirteenth stock repurchase program does not have an expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
ITEM 6.	EXHIBITS

No.	Description
10.1	Home Federal Bank Loan Officer Incentive Plan for K. Matthew Sawrie(1)
10.2	Amended and Restated Transition Agreement between Home Federal Bank and Adalberto Cantu, Jr. dated January 8, 2025(2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Certification Pursuant to 18 U.S.C Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024 (File No. 001-35019).
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2025 (File No. 001-35019).

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: February 12, 2025	By:	/s/ Brad Ezernack
Brad Ezernack
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)