Form 10-Q
period 2025-03-31
Home Federal Bancorp, Inc. of Louisiana
filed 2025-05-13
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)
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

Shares of common stock, par value $0.01 per share, outstanding as of May 12, 2025: The registrant had 3,122,764 shares of common stock outstanding.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED BALANCE SHEETS (In thousands except share and per share data)

	March 31, 2025	June 30, 2024
	(Unaudited)
ASSETS

Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $22,197 and $25,505 at March 31, 2025 and June 30, 2024, Respectively)	$30,439	$34,948
Securities Available-for-Sale (amortized cost March 31, 2025: $34,751; June 30, 2024: $30,347, Respectively)	32,149	27,037
Securities Held-to-Maturity (fair value March 31, 2025: $52,428; June 30, 2024: $54,450, Respectively)	63,066	67,302
Other Securities	636	1,614
Loans Held-for-Sale	999	1,733
Loans Receivable, Net of Allowance for Credit Losses (March 31, 2025: $4,632; June 30, 2024: $4,574, Respectively)	458,301	470,852
Accrued Interest Receivable	1,802	1,775
Premises and Equipment, Net	17,567	18,303
Bank Owned Life Insurance	6,897	6,810
Goodwill	2,990	2,990
Core Deposit Intangible	983	1,199
Deferred Tax Asset	1,367	1,181
Real Estate Owned	900	418
Other Assets	1,528	1,350

Total Assets	$619,624	$637,512

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$129,799	$130,334
Interest-bearing	426,964	443,673
Total Deposits	556,763	574,007
Advances from Borrowers for Taxes and Insurance	384	521
Other Borrowings	4,000	7,000
Other Accrued Expenses and Liabilities	3,758	3,181

Total Liabilities	564,905	584,709

STOCKHOLDERS’ EQUITY

Preferred Stock - $0.01 Par Value; 10,000,000 Shares Authorized: None Issued and Outstanding	-	-
Common Stock - $0.01 Par Value; 40,000,000 Shares Authorized: 3,118,764 and 3,142,168 Shares Issued and Outstanding at March 31, 2025 and June 30, 2024, Respectively	32	32
Additional Paid-in Capital	42,055	41,739
Unearned ESOP Stock	(336)	(408)
Retained Earnings	15,024	14,055
Accumulated Other Comprehensive Loss	(2,056)	(2,615)

Total Stockholders’ Equity	54,719	52,803

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$619,624	$637,512

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)
	Three Months Ended March 31,		Nine months ended March 31,
	2025	2024	2025	2024
Interest income
Loans, including fees	$6,740	$7,281	$20,426	$21,952
Investment securities	83	124	213	573
Mortgage-backed securities	493	451	1,406	1,384
Other interest-earning assets	109	34	779	135
Total interest income	7,425	7,890	22,824	24,044

Interest expense
Deposits	2,675	3,194	8,851	8,688
Federal Home Loan Bank borrowings	-	87	-	180
Other bank borrowings	76	205	274	586
Total interest expense	2,751	3,486	9,125	9,454
Net interest income	4,674	4,404	13,699	14,590

Provision for (recovery of) credit losses	6	11	(172)	(5)
Net interest income after provision for credit losses	4,668	4,393	13,871	14,595

Non-interest income
Gain on sale of loans	80	69	181	184
Loss on sale of real estate	-	-	(266)	(415)
Gain(Loss) on sale of securities	-	26	(6)	26
Income on Bank-Owned Life Insurance	29	28	87	82
Service charges on deposit accounts	382	363	1,165	1,151
Other income	47	20	165	50
Total non-interest income	538	506	1,326	1,078

Non-interest expense
Compensation and benefits	2,136	2,453	6,667	7,137
Occupancy and equipment	610	533	1,711	1,625
Data processing	553	139	1,107	513
Audit and examination fees	150	83	473	456
Franchise and bank shares tax	135	168	304	488
Advertising	22	77	123	302
Professional fees	145	96	396	443
Loan and collection	46	31	104	123
Amortization Core Deposit Intangible	70	79	216	258
Deposit insurance premium	102	90	267	289
Other expenses	282	242	729	794
Total non-interest expense	4,251	3,991	12,097	12,428

Income before income taxes	955	908	3,100	3,245
Provision for income tax expense	207	176	392	290

NET INCOME	$748	$732	$2,708	$2,955

EARNINGS PER SHARE
Basic	$0.24	$0.24	$0.88	$0.97
Diluted	$0.24	$0.24	$0.88	$0.95

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)

Net Income	$748	$732	$2,708	$2,955

Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	715	(608)	702	65
Less: reclassification adjustments for securities gains (losses) realized in net income	(6)	26	(6)	26
Income tax effect	(152)	133	(149)	(8)
Total Other Comprehensive Income (Loss), Net of Tax	569	(501)	559	31
Total Comprehensive Income	$1,317	$231	$3,267	$2,986

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(In Thousands)
	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(Unaudited)

BALANCE – December 31, 2023	$31	$41,224	$(466)	$13,927	$(2,122)	$52,594

Net Income	-	-	-	732	-	732

ESOP Compensation Earned	-	50	29	-	-	79

Dividends Paid	-	-	-	(393)	-	(393)

Stock Options Vested	-	23	-	-	-	23

Company Stock Purchased	-	-	-	(9)	-	(9)

Share Awards Earned	-	5	-	-	-	5

Common Stock Issuance for Stock Option Exercises	1	19	-	-	-	20

Other Comprehensive Loss, Unrealized Loss on Debt Securities, Net of Tax	-	-	-	-	(501)	(501)

BALANCE – March 31, 2024	$32	$41,321	$(437)	$14,257	$(2,623)	$52,550

BALANCE – December 31, 2024	$32	$42,010	$(350)	$14,866	$(2,625)	$53,933

Net Income	-	-	-	748	-	748

ESOP Compensation Earned	-	23	14	-	-	37

Dividends Paid	-	-	-	(408)	-	(408)

Stock Options Vested	-	22	-	-	-	22

Company Stock Purchased	-	-	-	(182)	-	(182)

Other Comprehensive Income, Unrealized Gain on Debt Securities, Net of Tax	-	-	-	-	569	569

BALANCE – March 31, 2025	$32	$42,055	$(336)	$15,024	$(2,056)	$54,719

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED MARCH 31, 2025 AND 2024
(In Thousands)
	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(Unaudited)

BALANCE – June 30, 2023	$31	$40,981	$(523)	$12,707	$(2,654)	$50,542

Cumulative Effect of Change in Accounting Principle – ASU 2016-13	-	-	-	(189)	-	(189)

Net Income	-	-	-	2,955	-	2,955

ESOP Compensation Earned	-	157	86	-	-	243

Dividends Paid	-	-	-	(1,177)	-	(1,177)

Stock Options Vested	-	46	-	-	-	46

Company Stock Purchased	-	-	-	(39)	-	(39)

Share Awards Earned	-	118	-	-	-	118

Common Stock Issuance for Stock Option Exercises	1	19	-	-	-	20

Other Comprehensive Income, Unrealized Gain on Debt Securities, Net of Tax	-	-	-	-	31	31

BALANCE – March 31, 2024	$32	$41,321	$(437)	$14,257	$(2,623)	$52,550

BALANCE – June 30, 2024	$32	$41,739	$(408)	$14,055	$(2,615)	$52,803

Net Income	-	-	-	2,708	-	2,708

ESOP Compensation Earned	-	108	72	-	-	180

Dividends Paid	-	-	-	(1,223)	-	(1,223)

Stock Options Vested	-	77	-	-	-	77

Company Stock Purchased	-	-	-	(516)	-	(516)

Share Awards Earned	-	112	-	-	-	112

Common Stock Issuance for Stock Option Exercises	-	19	-	-	-	19

Other Comprehensive Income, Unrealized Gain on Debt Securities, Net of Tax	-	-	-	-	559	559

BALANCE – March 31, 2025	$32	$42,055	$(336)	$15,024	$(2,056)	$54,719

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Nine Months Ended
	March 31,
	2025	2024
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,708	$2,955
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Gain on Sale of Loans	(181)	(184)
Loss (Gain) on Sale of Investments	6	(26)
Net Amortization and Accretion on Securities	(104)	(246)
Amortization of Deferred Loan Fees	(55)	(95)
Amortization of Purchased Loans	(210)	(666)
Recovery of Loan Losses	(172)	(5)
Depreciation of Premises and Equipment	744	712
Loss on Sale of Real Estate	266	415
ESOP Compensation Expense	180	243
Stock Option Expense	189	46
Deferred Income Tax Benefit	(335)	(28)
Share Awards Expense	-	118
Increase in Cash Surrender Value on Bank Owned Life Insurance	(87)	(82)
Amortization of Core Deposit Intangible	216	258
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(9,771)	(10,640)
Loans Held-for-Sale – Sale and Principal Repayments	10,686	8,924
Accrued Interest Receivable	(27)	(142)
Other Operating Assets	(178)	132
Other Operating Liabilities	577	(1,229)

Net Cash Provided by Operating Activities	4,452	460

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net	12,018	(9,710)
Deferred Loan Fees Collected	70	48
Acquisition of Premises and Equipment	(36)	(2,312)
Proceeds from Sale of Premises and Equipment	28	-
Proceeds from Sale of Real Estate	199	456
Improvements to Real Estate Owned Prior to Disposition	(47)	(38)
Changes in FHLB Stock	978	(52)
Activity in Available-for-Sale Securities:
Principal Payments on Securities	6,131	9,388
Purchase of Mortgage-Backed Securities	(11,070)	(2,667)
Proceeds from Sales of Mortgage-Backed Securities	157	3,388
Proceeds from Sales of US Treasury Notes	494	-
Activity in Held-to-Maturity Securities:
Principal Payments on Mortgage-Backed Securities	4,218	4,157

Net Cash Provided by Investing Activities	13,140	2,658

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands)

	Nine months Ended
	March 31,
	2025	2024
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits	$(17,244)	$(18,480)
Proceeds from Advances from Federal Home Loan Bank	-	792,700
Repayments of Advances from Federal Home Loan Bank	-	(792,700)
Dividends Paid	(1,223)	(1,177)
Company Stock Purchased	(516)	(39)
Net Decrease in Advances from Borrowers for Taxes and Insurance	(137)	(138)
Proceeds from Other Bank Borrowings	-	2,700
Repayments of Other Bank Borrowings	(3,000)	(2,750)
Proceeds from Stock Options Exercised	19	20

Net Cash Used in Financing Activities	(22,101)	(19,864)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,509)	(16,746)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$34,948	$24,765

CASH AND CASH EQUIVALENTS - END OF PERIOD	$30,439	$8,019

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$9,037	$9,379
Income Taxes Paid	425	680
Market Value Adjustment for Gain on Securities Available-for-Sale	708	65
Transfer from Loans to Other Real Estate Owned	900	465

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (“Home Federal Bank” or the “Bank”). These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended March 31, 2025 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2025. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended June 30, 2024 (the “Company’s 2024 Form 10-K”).

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the statement of financial condition date for potential recognition in the consolidated financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the statement of financial condition date are recognized in the consolidated financial statements as of March 31, 2025.  In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred through the date these consolidated financial statements were issued.

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

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the public stock holding company for Home Federal Bank located in Shreveport, Louisiana. The Bank is a federally chartered stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency. The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank’s customers by ten full-service banking offices and home office, located in Caddo, Bossier and Webster Parishes, Louisiana. The area served by the Bank is primarily the Shreveport-Bossier City-Minden combined statistical area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of March 31, 2025, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

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

The Company held no trading securities as of March 31, 2025 and June 30, 2024.

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

Off Balance Sheet Credit Exposures. The ACL for off balance sheet credit exposures is recorded in other liabilities on the Consolidated Balance Sheet. This ACL represents management’s estimate of expected losses in its unfunded loan commitments and other off balance sheet credit exposures, such as letters of credit and credit recourse on sold residential mortgage loans. The allowance for credit losses specific to unfunded commitments is determined by estimating future draws and applying the expected loss rates on those draws. Future draws are based on historical averages of utilization rates (i.e., the likelihood of draws taken). The ACL for off balance sheet credit exposures is increased or decreased by charges or reductions to expense, through the provision for credit losses. In addition to the ACL on loans held for investment, CECL requires a balance sheet liability for unfunded commitments, which is recognized if both of the following conditions are met: (1) the Company has a present contractual obligation to extend credit; and (2) the obligation is not unconditionally cancellable by the Company. Based on the language within the standard loan documents prepared for each HFB commitment, all unfunded commitments are considered unconditionally cancellable and thus no CECL ACL is allocated for the quarter, or nine months ended.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.          Summary of Accounting Policies (continued)
Earnings per Share

Earnings per share are computed based upon the weighted average number of common shares outstanding during the period. The Company’s basic and diluted earnings per share were $0.88, for the nine months ended March 31, 2025 compared to basic and diluted earnings per share of $0.97 and $0.95, respectively, for the nine months ended March 31, 2024. The Company’s basic and diluted earnings per share were $0.24, for the three months ended March 31, 2025, and for the three months ended March 31, 2024.

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

Critical Accounting Policies

There were no changes made to the Company’s internal control over financial reporting that occurred during the nine months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          Summary of Accounting Policies (continued)
Recent Accounting Pronouncements

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016, the FASB issued ASU 2016-13 which requires earlier measurement of credit losses and enhances disclosures. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The Company formed a cross-functional working group, who have worked through an implementation plan which includes assessment, review and documentation of various aspects of the implementation plan. After significant evaluation of approved methodologies, the Company determined to utilize a third-party vendor model, in which a weighted average remaining maturity methodology was appropriate for the size and complexity of the Company. ASU 2016-13 is effective for the Company for annual and interim periods beginning on July 1, 2023. The Company adopted ASU 2016-13 in the first quarter of fiscal 2024. The adoption of the ASU 2016-13 resulted in an increase in the allowance for credit losses as a result of changing from an incurred loss model, which encompasses allowances for current known and inherent losses within the portfolio, to an expected loss model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Upon adoption on July 1, 2023, the Company recorded an increase in the allowance for credit losses of $359,000 and decrease to retained earnings of $189,000. Subsequent to the adoption of ASU 2016-13, acquired loans are segregated between those purchased with credit deterioration (“PCD”) and those that are not (“non-PCD”). Loans considered PCD include those individual credit deterioration (“PCD”) and those that are not (“non-PCD”). Loans considered PCD include those individual loans (or groups of loans with similar risk characteristics) that as of the date of acquisition are assessed as having experienced a more-than-insignificant deterioration in credit quality since origination. The assessment of what is more-than-insignificant credit deterioration since origination considers information including, but not limited to, financial assets that are delinquent, on nonaccrual and/or otherwise adversely risk rated as of the acquisition date, those that have been downgraded since origination, and those for which, after origination, credit spreads have widened beyond the threshold specified in policy. The Company bifurcates the fair value discount between the credit and noncredit components and records an allowance for credit losses for PCD loans by adding the credit portion of the fair value discount to the initial amortized cost basis and increasing the allowance for credit losses at the date of acquisition. Any noncredit discount or premium resulting from acquiring loans with credit deterioration is allocated to each individual asset. All non-PCD loans acquired are recorded at the estimated fair value of the loan at acquisition, with the estimated allowance for credit loss recorded as a provision for credit losses through earnings in the period in which the acquisition has occurred. The noncredit discount or premium for PCD loans and full discount for non-PCD loans will be accreted to interest income using the interest method based on the effective interest rate at the acquisition date. Under the transition provisions of ASU 2016-13, the Company classified all purchased credit impaired loans (“PCI”) previously accounted for under Financial Accounting Standard Subtopic 310-30 to be classified as PCD, without reassessing whether the financial assets meet the criteria of PCD as of the date of adoption. The application of these provisions resulted in an adjustment to the amortized cost basis of the financial asset to reflect the addition of the allowance for credit losses at the date of adoption. The Company elected not to maintain pools of loans accounted for under Subtopic 310-30 at adoption. The Company was also not required to reassess whether modifications to individual acquired financial assets accounted for in pools were troubled debt restructurings as of the date of adoption. The noncredit discount, after the adjustment for the allowance for credit losses, is accreted to interest income using the interest method based on the effective interest rate determined at the adoption date.

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

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.          Securities

The amortized cost and fair value of securities with gross unrealized gains and losses follows:

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
		(In Thousands)
Mortgage-Backed Securities
FHLMC Mortgage-Backed Certificates	$8,614	$6	$644	$7,976
FNMA Mortgage-Backed Certificates	19,812	3	1,331	18,484
GNMA Mortgage-Backed Certificates	5,960	26	663	5,323

Total Mortgage-Backed Securities	34,386	35	2,638	31,783

Municipals	365	1	-	366

Total Securities Available-for-Sale	$34,751	$36	$2,638	$32,149

Securities Held-to-Maturity

Mortgage-Backed Securities
FHLMC Mortgage-Backed Certificates	$25,816	$-	$4,529	$21,287
FNMA Mortgage-Backed Certificates	35,392	-	5,994	29,398
GNMA Mortgage-Backed Certificates	592	-	58	534

Total Mortgage-Backed Securities	61,800	-	10,581	51,219

Municipals	1,266	-	57	1,209

Total Securities Held-to-Maturity	$63,066	$-	$10,638	$52,428

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Mortgage Backed Securities
FHLMC Mortgage-Backed Certificates	$6,681	$1	$732	$5,950
FNMA Mortgage-Backed Certificates	17,227	-	1,753	15,474
GNMA Mortgage-Backed Certificates	4,074	-	827	3,247

Total Mortgage-Backed Securities	27,982	1	3,312	24,671

US Treasury Securities	2,000	-	-	2,000
Municipal Bonds	365	1	-	366

Total Securities Available-for-Sale	$30,347	$2	$3,312	$27,037

Securities Held-to-Maturity

Mortgage-Backed Securities
FHLMC Mortgage-Backed Certificates	$27,604	$-	$5,572	$22,032
FNMA Mortgage-Backed Certificates	37,807	-	7,146	30,661
GNMA Mortgage-Backed Certificates	606	-	69	537

Total Mortgage-Backed Securities	66,017	-	12,787	53,230

Municipals	1,285	-	65	1,220

Total Securities Held-to-Maturity	$67,302	$-	$12,852	$54,450

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.          Securities (continued)
The amortized cost and fair value of securities by contractual maturity at March 31, 2025 follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In Thousands)

Mortgage-Backed Securities
One through Five Years	$9	$9	$-	$-
After Five through Ten Years	8,331	7,783	438	422
Over Ten Years	26,046	23,991	61,362	50,797
	34,386	31,783	61,800	51,219

Municipals
Within One Year or Less	$365	$366	$207	$204
Over Ten Years	-	-	1,059	1,005
	365	366	1,266	1,209
Total	$34,751	$32,149	$63,066	$52,428

The amortized cost and fair value of securities by contractual maturity at June 30, 2024, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In Thousands)

Mortgage-Backed Securities
One through Five Years	$4	$4	$-	$-
After Five through Ten Years	2,237	2,148	525	495
Over Ten Years	25,741	22,519	65,492	52,735
	27,982	24,671	66,017	53,230

US Treasury Securities
Within One Year or Less	2,000	2,000	-	-
	2,000	2,000	-	-

Municipals
One through Five Years	365	366	213	205
Over Ten Years	-	-	1,072	1,015
	365	366	1,285	1,220

Total	$30,347	$27,037	$67,302	$54,450

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.          Securities (continued)
The following tables show information pertaining to gross unrealized losses on securities available-for-sale and held-to-maturity at March 31, 2025 and June 30, 2024 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	March 31, 2025
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$207	$7,793	$2,431	$18,413

Total Securities Available-for-Sale	$207	$7,793	$2,431	$18,413

	March 31, 2025
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Held-to-Maturity

Mortgage-Backed Securities	$-	$-	$10,581	$51,219

Municipals	-	-	57	1,209

Total Securities Held-to-Maturity	$-	$-	$10,638	$52,428

The number of debt securities in an unrealized loss position was 55 at March 31, 2025.

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

The unrealized losses on the Company’s investment in mortgage-backed securities at March 31, 2025 and June 30, 2024 were caused by interest rate changes. The contractual cash flows of these investments are guaranteed by agencies of the U.S. Government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not have an allowance for credit losses for these investments at March 31, 2025.

At March 31, 2025, securities with a carrying value of $362,000 were pledged to secure public deposits and securities and mortgage loans with a carrying value of $125.0 million were pledged to secure FHLB advances.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Loans Receivable

Loans receivable are summarized as follows:

	March 31, 2025	June 30, 2024
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$177,144	$178,347
Commercial	136,527	143,460
Multi-Family Residential	32,325	37,092
Land	30,747	30,737
Construction	6,844	15,704
Equity and Second Mortgage	2,643	2,634
Equity Lines of Credit	19,860	17,046

Total Mortgage Loans	406,090	425,020

Commercial Loans	55,780	49,256
Consumer Loans
Loans on Savings Accounts	451	393
Other Consumer Loans	724	855

Total Consumer Other Loans	1,175	1,248
Total Loans	463,045	475,524

Less: Allowance for Credit Losses	(4,632)	(4,574)
Unamortized Loan Fees	(112)	(98)
	(4,744)	(4,672)

Net Loans Receivable	$458,301	$470,852

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

The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, as of March 31, 2025:

	Term Loans Amortized Cost by Origination Year
As of March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Lines	Total
	(In Thousands)
One-to-four family residential
Risk rating
Pass	$7,208	$21,468	$42,159	$37,597	$31,107	$32,066	$-	$171,605
Pass watch	260	1,120	754	184	264	612	-	3,194
Special mention	-	-	-	252	545	542	-	1,339
Substandard	-	41	567	-	337	61	-	1,006
Total one-to-four family residential	$7,468	$22,629	$43,480	$38,033	$32,253	$33,281	$-	$177,144
Current period gross charge-offs	$-	$-	$34	$-	$-	$-	$-	$34

Commercial
Risk rating
Pass	$10,513	$14,141	$18,672	$33,785	$38,623	$17,078	$-	$132,812
Pass watch	-	2,546	98	-	-	114	-	2,758
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	20	937	-	-	957
Total commercial	$10,513	$16,687	$18,770	$33,805	$39,560	$17,192	$-	$136,527
Current period gross charge-offs	$-	$-	$-	$-	$90	$-	$-	$90

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)
	Term Loans Amortized Cost by Origination Year
As of March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Lines	Total
	(In Thousands)
Multi-family residential
Risk rating
Pass	$506	$5,651	$1,994	$5,932	$956	$16,079	$-	$31,118
Pass watch	1,207	-	-	-	-	-	-	1,207
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total multi-family residential	$1,713	$5,651	$1,994	$5,932	$956	$16,079	$-	$32,325
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Land
Risk rating
Pass	$2,890	$15,378	$3,548	$4,280	$3,631	$1,005	$-	$30,732
Pass watch	-	-	-	-		15	-	15
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total land	$2,890	$15,378	$3,548	$4,280	$3,631	$1,020	$-	$30,747
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk rating
Pass	$1,026	$4,987	$831	$-	$-	$-	$-	$6,844
Pass watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction	$1,026	$4,987	$831	$-	$-	$-	$-	$6,844
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Equity loans and lines of credit
Risk rating
Pass	$46	$592	$640	$648	$99	$406	$19,545	$21,976
Pass watch	-	-	11	-	-	-	-	11
Special mention	-	-	-	-	-	-	73	73
Substandard	-	-	142	-	7	52	242	443
Total home equity and lines of credit	$46	$592	$793	$648	$106	$458	$19,860	$22,503
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial loans
Risk rating
Pass	$4,325	$22,240	$10,655	$5,083	$3,802	$5,032	$-	$51,137
Pass watch	24	748	-	29	-	-	-	801
Special mention	-	2,511	978	-	232	-	-	3,721
Substandard	-	-	76	27	23	(5)	-	121
Total commercial loans	$4,349	$25,499	$11,709	$5,139	$4,057	$5,027	$-	$55,780
Current period gross charge-offs	$-	$-	$-	$2	$-	$-	$-	$2

Consumer loans
Risk rating
Pass	$85	$439	$365	$102	$6	$118	$-	$1,115
Pass watch	-	1	-	-	-	-	-	1
Special mention	-	30	-	-	-	-	-	30
Substandard	-	-	29	-	-	-	-	29
Total consumer loans	$85	$470	$394	$102	$6	$118	$-	$1,175
Current period gross charge-offs	$-	$1	$-	$-	$-	$-	$-	$1

Total
Risk rating
Pass	$26,599	$84,896	$78,864	$87,427	$78,224	$71,784	$19,545	$447,339
Pass watch	1,491	4,415	863	213	264	741	-	7,987
Special mention	-	2,541	978	252	777	542	73	5,163
Substandard	-	41	814	47	1,304	108	242	2,556
Total	$28,090	$91,893	$81,519	$87,939	$80,569	$73,175	$19,860	$463,045
Current period gross charge-offs	$-	$1	$34	$2	$90	$-	$-	$127

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

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)
The following tables present an aging analysis of past due loans, segregated by class of loans, as of  March 31, 2025 and June 30, 2024:

March 31, 2025	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,638	$557	$682	$2,877	$174,267	$177,144	$-
Commercial	-	-	956	956	135,571	136,527	-
Multi-Family Residential	-	-	-	-	32,325	32,325	-
Land	7	-	-	7	30,740	30,747	-
Construction	-	-	-	-	6,844	6,844	-
Equity and Second Mortgage	-	-	201	201	2,442	2,643	-
Equity Lines of Credit	-	-	242	242	19,618	19,860	-
Commercial Loans	4	740	50	794	54,986	55,780	-
Consumer Loans	30	-	18	48	1,127	1,175	-

Total	$1,679	$1,297	$2,149	$5,125	$457,920	$463,045	$-

June 30, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$599	$720	$1,189	$2,508	$175,839	$178,347	$116
Commercial	-	-	-	-	143,460	143,460	-
Multi-Family Residential	-	-	-	-	37,092	37,092	-
Land	-	-	-	-	30,737	30,737	-
Construction	-	-	-	-	15,704	15,704	-
Equity and Second Mortgage	-	-	15	15	2,619	2,634	-
Equity Lines of Credit	57	-	225	282	16,764	17,046	-
Commercial Loans	-	-	90	90	49,166	49,256	-
Consumer Loans	5	-	-	5	1,243	1,248	-

Total	$661	$720	$1,519	$2,900	$472,624	$475,524	$116

There was no interest income recognized on non-accrual loans during the nine months ended March 31, 2025 or the year ended June 30, 2024. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the nine months ended March 31, 2025 and the year ended June 30, 2024 was approximately $133,000 and $96,000, respectively.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)
The change in the allowance for credit losses by loan portfolio class and recorded investment in loans for the nine months ended March 31, 2025 and year ended June 30, 2024 was as follows:

	Real Estate Loans
March 31, 2025	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for credit losses:
Beginning Balances	$2,346	$1,088	$130	$175	$103	$165	$548	$19	$4,574
Charge-Offs	(34)	(90)	-	-	-	-	(2)	(1)	(127)
Recoveries	351	-	-	2	-	4	-	-	357
Current Recovery	(248)	113	(17)	(7)	(58)	29	2	14	(172)
Ending Balances	$2,415	$1,111	$113	$170	$45	$198	$548	$32	$4,632

	Real Estate Loans
June 30, 2024	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for credit losses:
Beginning Balances	$1,900	$1,673	$228	$274	$254	$251	$588	$5	$5,173
Impact of ASU 2016-13	688	(119)	(139)	(85)	(44)	30	24	4	359
Charge-Offs	(946)	-	-	(7)	-	-	(41)	(17)	(1,011)
Recoveries	4	-	-	1	-	7	-	1	13
Current Provision	700	(466)	41	(8)	(107)	(123)	(23)	26	40
Ending Balances	$2,346	$1,088	$130	$175	$103	$165	$548	$19	$4,574

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)
The Company held loans that were individually evaluated for credit losses at March 31, 2025 and June 30, 2024 for which the repayment, on the basis of our assessment at the reporting date, is expected to be provided substantially through the operation or sale of the collateral.  The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date.  The following describes the types of collateral that secure collateral dependent loans:

●	One-to four-family first mortgages are primarily secured by first liens on residential real estate.

●	Commercial real estate loans are primarily secured by office and industrial buildings, warehouses, retail shopping facilities and various special purpose properties, including self-storage facilities, hotels and restaurants.

●	Multi-family loans are primarily secured by residential property that include five or more housing units.

●	Construction and land loans are primarily secured by residential and commercial properties, which are under construction and/or redevelopment, and by raw land.

●	Home equity loans and lines are primarily secured by first and junior liens on residential real estate.

●	Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.

●	Consumer loans considered collateral dependent are primarily secured by titled vehicles.

The following tables present loans individually evaluated for impairment, segregated by class of loans, as of March 31, 2025 and June 30, 2024:

March 31, 2025	Loan Balance	Specific Allocations
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,370	$279
Commercial	1,070	91
Land	118	4
Equity and Second Mortgage	201	3
Equity Lines of Credit	242	17
Commercial Loans	53	2
Consumer Loans	40	19

Total	$4,094	$415

June 30, 2024	Loan Balance	Specific Allocations
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,693	$77
Commercial	122	5
Land	145	5
Home Equity Loans and Lines of Credit	283	3
Commercial Loans	74	2
Consumer Loans	72	4

Total	$3,389	$96

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status. As of March 31, 2025, there were no residential loans in the process of foreclosure.

As of March 31, 2025, there were no loans whose terms were modified for borrowers who may be experiencing financial difficulties.

At March 31, 2025 and June 30, 2024, accrued interest receivable on loans was $1.8 million, and included within accrued interest receivable on the consolidated balance sheets.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Deposits

Deposits at March 31, 2025 and June 30, 2024 consist of the following classifications:

	March 31, 2025	June 30, 2024
	(In Thousands)
Non-Interest Bearing	$129,799	$130,334
NOW Accounts	68,701	66,613
Money Markets	79,869	85,525
Passbook Savings	95,965	76,643
	374,334	359,115

Certificates of Deposit	182,429	214,892

Total Deposits	$556,763	$574,007

5.          Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three and nine months ended March 31, 2025 and 2024 were calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(In Thousands, Except Per Share Data)
Net income	$748	$732	$2,708	$2,955

Weighted average shares outstanding – basic	3,062	3,047	3,063	3,040
Effect of dilutive common stock equivalents	26	44	18	56
Adjusted weighted average shares outstanding – diluted	3,088	3,091	3,081	3,096

Basic earnings per share	$0.24	$0.24	$0.88	$0.97
Diluted earnings per share	$0.24	$0.24	$0.88	$0.95

For the three months ended March 31, 2025 and 2024, there were weighted average outstanding options to purchase 317,700 and 364,037 shares, respectively, at a weighted average exercise price of $11.85 and $11.66 per share, respectively, and for the nine months ended March 31, 2025 and 2024, there were weighted average outstanding options to purchase 317,751 and 364,625 shares, respectively, at a weighted average exercise price of $11.84 and $11.66 per share, respectively.  For the quarter ended March 31, 2025 and 2024, 25,696 options and 43,676 options, respectively, were included in the computation of diluted earnings per share. For the nine month period ended March 31, 2025 and 2024, 18,722 options and 55,910 options, respectively, were included in the computation of diluted earnings per share.

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended March 31,		Nine months Ended March 31,
	2025	2024	2025	2024
	(In Thousands)
Average common shares issued	6,125	6,124	6,125	6,124
Average unearned ESOP shares	(69)	(94)	(74)	(96)
Average Company stock purchased	(2,994)	(2,983)	(2,988)	(2,988)

Weighted average shares outstanding	3,062	3,047	3,063	3,040

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.          Stock-Based Compensation

Stock Incentive Plans

On November 12, 2014, the shareholders of the Company approved the adoption of the Company’s 2014 Stock Incentive Plan (the “2014 Stock Incentive Plan”) for the benefit of employees and non-employee directors as an incentive to contribute to the success of the Company and reward employees for outstanding performance and the attainment of targeted goals. The 2014 Stock Incentive Plan covers a total of 300,000 shares (as adjusted), of which no more than 74,000 shares (as adjusted), or 25% of the plan, may be share rewards. The balance of the plan is reserved for stock option awards which would total 225,000 stock options (as adjusted), assuming all the share awards are issued. All incentive stock options granted under the 2014 Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code. The 2014 Stock Incentive Plan terminated on August 13, 2024, however, the 163,600 outstanding options as of March 31, 2025 will remain in effect for the remainder of their original ten year term.

On November 13, 2019, the shareholders of the Company approved the adoption of the Company’s 2019 Stock Incentive Plan (the “2019 Stock Incentive Plan,” together with the 2014 Stock Incentive Plan, the “Stock Incentive Plans”) which provides for a total of 250,000 shares (as adjusted) reserved for future issuance as stock awards or stock options. No more than 62,500 shares (as adjusted), or 25%, may be granted as stock awards. The balance of the plan is reserved for stock option awards. The Stock Incentive Plans costs are recognized over the five year vesting period. As of March 31, 2025, there are no plan share awards and 800 stock options available for future grants under the 2019 Stock Incentive Plan.

For the three months ended March 31, 2025 and 2024, compensation expense charged to operations under the Stock Incentive Plans was $54,000 and $51,000, respectively. Compensation expense pertaining to the Stock Incentive Plans was $168,000 and $134,000, respectively, for the nine months ended March 31, 2025 and 2024.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Related Party Transactions

Certain directors and executive officers were indebted to the Bank in the approximate aggregate amounts of $4.2 million and $4.3 million at March 31, 2025 and June 30, 2024, respectively.

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

At March 31, 2025 and June 30, 2024, the carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	March 31, 2025		June 30, 2024
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$30,439	$30,439	$34,948	$34,948
Securities Available-for-Sale	32,149	32,149	27,037	27,037
Securities to be Held-to-Maturity	63,066	52,428	67,302	54,450
Other Securities	636	636	1,614	1,614
Loans Held-for-Sale	999	999	1,733	1,733
Loans Receivable	458,301	428,649	470,852	437,845

Financial Liabilities
Deposits	$556,763	$555,544	$574,007	$572,159
Other Borrowings	4,000	4,000	7,000	7,000

Off-Balance Sheet Items
Mortgage Loan Commitments	$11,916	$11,916	$14,748	$14,748

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the nine months ended March 31, 2025.

Fair values of assets and liabilities measured on a recurring basis at March 31, 2025 and June 30, 2024 are as follows:

	Fair Value Measurements
March 31, 2025	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$-	$7,976	$-	$7,976
FNMA	-	18,484	-	18,484
GNMA	-	5,323	-	5,323
Municipal Bonds	-	366	-	366

Total	$-	$32,149	$-	$32,149

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.          Fair Value Disclosures (continued)
	Fair Value Measurements
June 30, 2024	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$-	$5,950	$-	$5,950
FNMA	-	15,474	-	15,474
GNMA	-	3,247	-	3,247
US Treasury Notes	-	2,000	-	2,000
Municipal Bonds	-	366	-	366

Total	$-	$27,037	$-	$27,037

Fair values of assets and liabilities measured on a non-recurring basis at March 31, 2025 and June 30, 2024 are as follows:

	Fair Value Measurements
March 31, 2025	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans,
Net of Allowance	$-	$-	$2,767	$2,767

Other Real Estate Owned,
Net of Allowance	$-	$-	$900	$900

Total	$-	$-	$3,667	$3,667

	Fair Value Measurements
June 30, 2024	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans,
Net of Allowance	$-	$-	$1,970	$1,970

Other Real Estate Owned,
Net of Allowance	$-	$-	$418	$418

Total	$-	$-	$2,388	$2,388

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

At March 31, 2025 and June 30, 2024, the carrying amounts of the ROU assets and corresponding lease liabilities were as follows:

(In Thousands)		March 31, 2025	June 30, 2024
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other Assets	$803	$818
Total Lease Right-of-Use Assets		$803	$818

Lease Liabilities
Operating lease liabilities	Other Accrued Expenses and Liabilities	$857	$861
Total Lease Liabilities		$857	$861

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

	March 31, 2025	June 30, 2024
Weighted-average remaining lease term
Operating leases	33.6 years	34.4 years

Weighted-average discount rate
Operating leases	3.00%	3.00%

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

There were no changes made to the Company's internal control over financial reporting that occurred during the nine months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Discussion of Financial Condition Changes from June 30, 2024 to March 31, 2025

General

At March 31, 2025, the Company reported total assets of $619.6 million, a decrease of $17.9 million, or 2.8%, compared to total assets of $637.5 million at June 30, 2024. The decrease in assets was comprised of decreases in net loans receivable of $12.6 million, or 2.7%, from $470.9 million at June 30, 2024 to $458.3 million at March 31, 2025, cash and cash equivalents of $4.5 million, or 12.9%, from $34.9 million at June 30, 2024 to $30.4 million at March 31, 2025, premises and equipment of $736,000, or 4.0%, from $18.3 million at June 30, 2024 to $17.6 million at March 31, 2025,  loans-held-for-sale of $734,000, or 42.4%, from $1.7 million at June 30, 2024 to $999,000 at March 31, 2025, core deposit intangible of $216,000, or 18.0%, from $1.2 million at June 30, 2024 to $983,000 at March 31, 2025, investment securities of $102,000, or 0.1%, from $96.0 million at June 30, 2024 to $95.9 million at March 31, 2025, and partially offset by increases in real estate owned of $482,000, or 115.3% from $418,000 at June 30, 2024 to $900,000 at March 31, 2025, deferred tax asset of $186,000, or 15.7%, from $1.2 million at June 30, 2024 to $1.4 million at March 31, 2025, other assets of $178,000, or 13.2%, from $1.3 million at June 30, 2024 to $1.5 million at March 31, 2025, bank owned life insurance of $87,000, or 1.3%, from $6.8 million at June 30, 2024 to $6.9 million at March 31, 2025, and accrued interest receivable of $27,000, or 1.5%, from $1.78 million at June 30, 2024 to $1.8 million at March 31, 2025.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Discussion of Financial Condition Changes from June 30, 2024 to March 31, 2025 (continued)

Cash and Cash Equivalents

Cash and cash equivalents decreased $4.5 million, or 12.9%, from $34.9 million at June 30, 2024 to $30.4 million at March 31, 2025. The decrease in cash and cash equivalents was primarily due to a reduction in total deposits.

Loans Receivable, Net

Loans receivable, net, decreased by $12.6 million, or 2.7%, to $458.3 million at March 31, 2025 compared to $470.9 million at June 30, 2024.  The decrease in loans receivable, net was primarily due to decreases in construction loans of $8.9 million, commercial real estate loans of $6.9 million, multi-family residential loans of $4.8 million, one-to-four family residential loans of $1.2 million, and other consumer loans of $131,000, partially offset by increases in  commercial non-real estate loans of $6.5 million, equity line-of-credit loans of $2.8 million, loans on savings accounts of $58,000, land loans of $10,000, and equity and second mortgage loans of $9,000.

Loans Held-for-Sale

Loans held-for-sale decreased $734,000, from $1.7 million at June 30, 2024 to $999,000 at March 31, 2025.  The decrease in loans held-for-sale was due to the majority of originated loans being sold prior to March 31, 2025.

Investment Securities

Investment securities amounted to $95.9 million at March 31, 2025 compared to $96.0 million at June 30, 2024, a decrease of $102,000, or 0.1%.  The decrease in investment securities was primarily due to $10.4 million in principal repayments on mortgage backed securities, and a $651,000 increase in securities sold, partially offset by security purchases of $11.1 million.

Premises and Equipment, Net

Premises and equipment, net decreased $736,000, or 4.0%, to $17.6 million at March 31, 2025 compared to $18.3 million at June 30, 2024.

Asset Quality

At March 31, 2025, the Company had $3.0 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $1.9 million of non-performing assets at June 30, 2024, consisting of six one-to-four family residential loans, six home equity loans, two commercial non-real estate loans, two commercial real-estate loans, one consumer loan, and one single-family residence in other real estate owned at March 31, 2025, compared to five one-to-four family residential loans, four home equity loans, three commercial non-real estate loans, and three single-family residences in other real estate owned at June 30, 2024.  At March 31, 2025 the Company had nine one-to-four family residential loans, six home equity loans, five commercial non-real-estate loans, two commercial real-estate loans, and two consumer loans classified as substandard, compared to six one-to-four family residential loans, five commercial non-real-estate loans, four home equity loans and one consumer loan classified as substandard at June 30, 2024.  There were no loans classified as doubtful at March 31, 2025 or June 30, 2024.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Discussion of Financial Condition Changes from June 30, 2024 to March 31, 2025 (continued)

Total Liabilities

Total liabilities decreased $19.8 million, or 3.4%, from $584.7 million at June 30, 2024 to $564.9 million at March 31, 2025. The decrease in liabilities was comprised of decreases in total deposits of $17.2 million, or 3.0%, from $574.0 million at June 30, 2024 to $556.8 million at March 31, 2025, other borrowings of $3.0 million, or 42.9%, from $7.0 million at June 30, 2024 to $4.0 million at March 31, 2025, advances from borrowers for taxes and insurance of $137,000, or 26.3%, from $521,000 at June 30, 2024 to $384,000 at March 31, 2025, and partially offset by an increase in other accrued expenses and liabilities of $577,000, or 18.1%, from $3.2 million at June 30, 2024 to $3.8 million at March 31, 2025. The decrease in deposits resulted from decreases in certificates of deposit of $32.5 million, or 15.1%, from $214.9 million at June 30, 2024 to $182.4 million at March 31, 2025, money market deposits of $5.7 million, or 6.6%, from $85.5 million at June 30, 2024 to $79.9 million at March 31, 2025, and non-interest bearing deposits of $535,000, or 0.4%, from $130.3 million at June 30, 2024 to $129.8 million at March 31, 2025, partially offset by increases in savings deposits of $19.3 million, or 25.2%, from $76.6 million at June 30, 2024 to $96.0 million at March 31, 2025, and NOW accounts of $2.1 million, or 3.1%, from $66.6 million at June 30, 2024 to $68.7 million at March 31, 2025. The Company had no balances in brokered deposits at March 31, 2025 or June 30, 2024.

Stockholders’ Equity

Stockholders’ equity increased $1.9 million, or 3.6%, from $52.8 million at June 30, 2024 to $54.7 million at March 31, 2025. The increase in stockholders’ equity was comprised of net income for the nine-month period of $2.7 million, a decrease in the Company’s accumulated other comprehensive loss of $559,000, the vesting of share awards, stock options, and the release of employee stock ownership plan shares totaling $369,000, and proceeds from the issuance of common stock from the exercise of stock options of $19,000, partially offset by dividends paid totaling $1.2 million, and stock repurchases of $516,000.

Regulatory Capital

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency (“OCC”).  At March 31, 2025, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements. At March 31, 2025, Home Federal Bank exceeded each of its regulatory capital requirements with common equity tier 1, tier 1 capital, total capital, leverage, and tangible capital ratios of 13.42%, 13.42%, 14.53%, 9.24%, and 9.24%, respectively.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2025 and 2024

General

The increase in net income for the three months ended March 31, 2025, as compared to the same period in 2024, resulted primarily from an increase of $270,000, or 6.1%, in net interest income, an increase of $32,000, or 6.3%, in non-interest income, and a decrease of $5,000, or 45.5%, in the provision for credit losses, partially offset by an increase of $260,000, or 6.5%, in non-interest expense and an increase of $31,000, or 17.6%, in the provision for income taxes. The increase in net interest income for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to a decrease of $735,000, or 21.1%, in total interest expense, partially offset by a decrease of $465,000, or 5.9%, in total interest income.  The Company’s average interest rate spread was 2.66% for the three months ended March 31, 2025, compared to 2.16% for the three months ended March 31, 2024. The Company’s net interest margin was 3.33% for the three months ended March 31, 2025, compared to 2.89% for the three months ended March 31, 2024.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Comparison of Operating Results for the Three and Nine Months Ended March 31, 2025 and 2024 (continued)

The decrease in net income for the nine months ended March 31, 2025, as compared to the same period in 2024, resulted primarily from a decrease of $891,000, or 6.1%, in net interest income and an increase of $102,000, or 35.2%, in the provision for income taxes, partially offset by a decrease of $331,000, or 2.7%, in non-interest expense, an increase of $248,000, or 23.0%, in non-interest income, and an increase of $167,000 in the recovery of credit losses. The decrease in net interest income for the nine months ended March 31, 2025, as compared to the same period in 2024, was primarily due to a decrease of $1.2 million, or 5.1%, in total interest income, partially offset by a decrease of $329,000, or 3.5%, in total interest expense.  The Company’s average interest rate spread was 2.44% for the nine months ended March 31, 2025, compared to 2.46% for the nine months ended March 31, 2024. The Company’s net interest margin was 3.14% for the nine months ended March 31, 2025, and the nine months ended March 31, 2024.

Provision for Credit Losses

The $6,000 provision and $172,000 recovery in the provision for credit losses for the three and nine months ended March 31, 2025, respectively, was due to a slight increase in loans receivable, net, for the quarter and an overall decrease in loans receivable, net for the nine months.

Non-interest Income

The $32,000 increase in non-interest income for the three months ended March 31, 2025, compared to the prior year quarterly period, was primarily due to an increase of $27,000 in other non-interest income, an increase of $19,000 in service charges on deposit accounts, an increase of $11,000 in gain on sale of loans, and an increase of $1,000 in income on bank owned life insurance, partially offset by a decrease of $26,000 in gain on sale of securities. The $248,000 increase in non-interest income for the nine months ended March 31, 2025 compared to the prior year nine-month period was primarily due to a decrease of $149,000 in loss on sale of real estate, an increase of $115,000 in other non-interest income, an increase of $14,000 in service charges on deposit accounts, and an increase of $5,000 in income from bank owned life insurance, partially offset by an increase of $32,000 in loss on sale of securities, and a decrease of $3,000 in gain on sale of loans.

Non-interest Expense

The $260,000 increase in non-interest expense for the three months ended March 31, 2025, compared to the same period in 2024, is primarily attributable to increases of $414,000 in data processing expense, $77,000 in occupancy and equipment expense, $67,000 in audit and examination fees, $49,000 in professional fees, $40,000 in other non-interest expense, $15,000 in loan and collection expense, and $12,000 in deposit insurance premium expense. The increases were partially offset by decreases of $317,000 in compensation and benefits expense, $55,000 in advertising expense, $33,000 in franchise and bank shares tax expense, and $9,000 in amortization of core deposit intangible expense. The $331,000 decrease in non-interest expense for the nine months ended March 31, 2025, compared to the same nine-month period in 2024, is primarily attributable to decreases of $470,000 in compensation and benefits expense, $184,000 in franchise and bank shares tax expense, $179,000 in advertising expense, $65,000 in other non-interest expense, $47,000 in professional fees, $42,000 in amortization of core deposit intangible expense, $22,000 in deposit insurance premium expense, and $19,000 in loan and collection expense. The decreases were partially offset by increases of $594,000 in data processing expense, $86,000 in occupancy and equipment expense, and $17,000 in audit and examination fees. The increase in data processing expense resulted from a billing discrepancy with our core processor, which had failed to issue invoices for certain services dating back to December 2022. Upon discovery of the issue, we negotiated a discounted settlement to resolve the outstanding invoices.

Income Taxes

There was an income tax expense of $207,000 and $392,000 for the three and nine months ended March 31, 2025, respectively, resulting in an effective tax rate of 21.7% and 12.6%. There was an income tax expense of $176,000 and $290,000 for the three and nine months ended March 31, 2024, respectively, resulting in an effective tax rate of 19.4% and 8.9%.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Comparison of Operating Results for the Three and Nine Months Ended March 31, 2025 and 2024 (continued)

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

	Three Months Ended March 31,
	2025			2024
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$459,828	$6,740	5.94%	$504,918	$7,281	5.80%
Investment securities	95,706	576	2.44	104,646	575	2.21
Interest-earning deposits	14,513	109	3.05	3,607	34	3.79
Total interest-earning assets	570,047	7,425	5.28%	613,171	7,890	5.18%
Non-interest-earning assets	40,361			40,349
Total assets	$610,408			$653,520
Interest-bearing liabilities:
Savings accounts	$94,375	408	1.75%	$69,178	107	0.62%
NOW accounts	69,562	198	1.15	68,170	98	0.58
Money market accounts	75,882	376	2.01	89,313	578	2.60
Certificate accounts	182,721	1,693	3.76	222,534	2,411	4.36
Total interest-bearing deposits	422,540	2,675	2.57	449,195	3,194	2.86
Other Borrowings	4,000	76	7.71	9,448	205	8.73
FHLB advances	-	-	-	5,956	87	5.87
Total interest-bearing liabilities	$426,540	2,751	2.62%	$464,599	3,486	3.02%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	125,438			132,649
Other liabilities	4,120			3,911
Total liabilities	556,098			601,159
Total Stockholders’ Equity(1)	54,310			52,361

Total liabilities and stockholders’ equity	$610,408			$653,520

Net interest-earning assets	$143,507			$148,572

Net interest income; average interest rate spread(2)		$4,674	2.66%		$4,404	2.16%
Net interest margin(3)			3.33%			2.89%
Average interest-earning assets to average interest-bearing liabilities			113.64%			131.98%

(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Comparison of Operating Results for the Three and Nine Months Ended March 31, 2025 and 2024 (continued)

	Nine Months Ended March 31,
	2025			2024
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$460,972	$20,426	5.90%	$503,664	$21,952	5.80%
Investment securities	96,395	1,619	2.24	109,255	1,957	2.38
Interest-earning deposits	23,326	779	4.45	5,060	135	3.55
Total interest-earning assets	580,693	22,824	5.24%	617,979	24,044	5.18%
Non-interest-earning assets	39,974			40,788
Total assets	$620,667			$658,767
Interest-bearing liabilities:
Savings accounts	$89,171	1,134	1.69%	$73,676	257	0.46%
NOW accounts	71,022	623	1.17	67,145	235	0.47
Money market accounts	76,828	1,269	2.20	98,021	1,800	2.44
Certificate accounts	191,936	5,825	4.04	209,985	6,396	4.05
Total interest-bearing deposits	428,957	8,851	2.75	448,827	8,688	2.58
Other bank borrowings	4,832	274	7.55	9,100	586	8.57
FHLB advances	-	-	-	4,151	180	5.77
Total interest-bearing liabilities	$433,789	9,125	2.80%	$462,078	9,454	2.72%
Non-interest-bearing liabilities:
Non-interest bearing demand accounts	129,536			140,869
Other liabilities	4,670			4,335
Total liabilities	567,995			607,282
Total Stockholders’ Equity(1)	52,672			51,485

Total liabilities and equity	$620,667			$658,767

Net interest-earning assets	$146,904			$155,901

Net interest income; average interest rate spread(2)		$13,699	2.44%		$14,590	2.46%
Net interest margin(3)			3.14%			3.14%
Average interest-earning assets to average interest-bearing liabilities			133.87%			133.74%

(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Liquidity and Capital Resources

The Bank maintains levels of liquid assets deemed adequate by management. The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings, and to fund loan commitments. The Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

The Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, the Bank invests excess funds in short-term interest-earning accounts and other assets which provide liquidity to meet lending requirements. The Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $21.1 million at March 31, 2025.

A significant portion of the Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents. The Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.  If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At March 31, 2025, The Bank had no advances from the Federal Home Loan Bank of Dallas and had $54.8 million in borrowing capacity.  Additionally, at March 31, 2025, the Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $20.4 million. There were no amounts purchased under this agreement as of March 31, 2025.

At March 31, 2025, the Bank had outstanding loan commitments of $50.2 million to originate loans and commitments under unused lines of credit of $11.9  million. At March 31, 2025, certificates of deposit scheduled to mature in less than one year totaled $174.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment.  The Bank intends to utilize its high levels of liquidity to fund its lending activities. If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale, as needed.

At March 31, 2025, the Bank exceeded each of its regulatory capital requirements with tangible common equity tier 1, tier 1 capital, total capital, leverage, and tangible capital ratios of 13.42%, 13.42%, 14.53%, 9.24%, and 9.24%, respectively.

Off-Balance Sheet Arrangements

At March 31, 2025, the Company did not have any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.

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

The Company’s repurchases of its common stock made during the quarter ended March 31, 2025 are set forth in the table below, including stock-for-stock option exercises.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(a)
January 1, 2025 – January 31, 2025	-	$-	-	96,331
February 1, 2025 – February 28, 2025	5,000	13.25	5,000	91,331
March 1, 2025 – March 31, 2025	9,000	12.85	9,000	82,331
Total	14,000	$12.99	14,000	82,331

Notes to this table:
(a)
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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: May 13, 2025	By:	/s/ Brad Ezernack
Brad Ezernack
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and
accounting officer)