Form 10-K
period 2025-06-30
Home Federal Bancorp, Inc. of Louisiana
filed 2025-09-26
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.        ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate value of the 2,159,282 shares of Common Stock of the Registrant issued and outstanding on December 31, 2024, which excludes an aggregate of 973,482 shares held by all directors and executive officers of the Registrant, the Registrant’s Employee Stock Ownership Plan (“ESOP”) and Employees’ Savings and Profit Sharing Plan (“401(k) Plan”) as a group was $27.1  million.  This figure is based on the closing sales price of $12.55 per share of the Registrant’s Common Stock on December 31, 2024, the last business day of the Registrant’s second fiscal quarter.  Although directors and executive officers, the ESOP and 401(k) Plan were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of September 22, 2025: 3,058,169
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 14.

Home Federal Bancorp Inc. of Louisiana
Form 10-K
For the Year Ended June 30, 2025

ii

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

As of June 30, 2025, Home Federal Bancorp’s only business activities are to hold all of the outstanding common stock of Home Federal Bank. Home Federal Bancorp is authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies, which may include the issuance of additional shares of common stock to raise capital or to support mergers or acquisitions and borrowing funds for reinvestment in Home Federal Bank.

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

Lending Activities

General.  At June 30, 2025, our net loan portfolio amounted to $461.0 million, representing approximately 75.64% of total assets at that date. Historically, our principal lending activity was the origination of one-to-four family residential loans. At June 30, 2025, one-to-four family residential loans amounted to $175.0 million, or 37.59% of the total loan portfolio. We have sold a substantial amount of our fixed-rate conforming one-to-four family residential loans to correspondent banks. Commercial real estate loans amounted to $138.9 million, or 29.84% of the total loan portfolio, at June 30, 2025.

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

A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower, if the loans are fully secured by readily marketable securities. In addition, upon application, the Office of the Comptroller of the Currency permits a savings institution to lend up to an additional 15% of unimpaired capital and surplus to one borrower to develop domestic residential housing units. At June 30, 2025, our regulatory limit on loans to one borrower was $9.6 million, and the five largest loans or groups of loans to one borrower, including related entities, aggregated $5.6 million, $5.4 million, $5.2 million, $5.2 million, and $4.9 million. Each of our five largest loans or groups of loans was originated with strong guarantor support to known borrowers in our market area and was performing in accordance with its terms at June 30, 2025.

Loans to or guaranteed by general obligations of a state or political subdivision are not subject to the foregoing lending limits.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	June 30,
	2025		2024
		Percent		Percent
		of Total		of Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family residential(1)	$174,978	37.59%	$178,347	37.51%
Commercial – real estate secured:
Owner occupied	85,761	18.82	97,571	20.52
Non-owner occupied	53,159	11.42	45,889	9.65
Total commercial-real estate secured	138,920	29.84	143,460	30.17
Multi-family residential	32,283	6.93	37,092	7.80
Land	30,054	6.45	30,737	6.46
Construction	11,226	2.41	15,704	3.30
Home equity loans and second mortgage loans	2,520	0.54	2,634	0.56
Equity lines of credit	20,354	4.37	17,046	3.58
Total real estate loans	410,335	88.13	425,020	89.38
Commercial business	54,138	11.63	49,256	10.36
Consumer non-real estate loans:
Savings accounts	381	0.08	393	0.08
Consumer loans	739	0.16	855	0.18
Total non-real estate loans	55,258	11.87	50,504	10.62
Total loans	465,593	100.00%	475,524	100.00%
Less:
Allowance for credit losses	(4,484)		(4,574)
Deferred loan fees	(105)		(98)
Net loans receivable (1)	$461,004		$470,852

(1)	Does not include loans held-for-sale amounting to $1.5 million and $1.7 million at June 30, 2025 and 2024, respectively.

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

In recent periods, we have originated and sold a substantial amount of our fixed-rate conforming mortgages to correspondent banks. For the year ended June 30, 2025, we originated $43.2 million of one-to-four family residential loans and sold $18.3 million of such loans. Our residential loan originations primarily consist of conventional, rural development, FHA, and VA loans.

The following table shows total loans originated, sold, and repaid during the periods indicated.

	Year Ended June 30,
	2025		2024
	(In thousands)
Loan originations:
One-to-four family residential		$43,174	$49,685
Commercial — real estate secured:
Owner occupied		18,505	13,060
Non-owner occupied		5,897	10,069
Multi-family residential		23	4,289
Commercial business		61,830	72,577
Land		7,748	19,564
Construction		5,796	23,256
Home equity loans and lines of credit and other consumer		13,457	17,538
Total loan originations		156,430	210,038
Loans purchased		16,047	395
Total loan originations and loans purchased		172,477	210,433
Loans Sold		(18,312)	(15,982)
Loan principal repayments		(163,590)	(211,072)
Total loan originations and purchases, net of loans sold and principal repayments		(9,425)	(16,621)
(Decrease) increase due to other items, net(1)		(616)	(291)
Less: (Decrease) increase in loans held for sale
Net (decrease) increase in loan portfolio(2)	$	$ (10,041)	$(16,912)

(1)	Other items consist of deferred loan fees, the allowance for credit losses, loans transferred to other real estate owned, and mark to market amortization for purchased loans.
(2)	Includes net change of loans held for sale

Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, we concentrate our lending activity in our primary market area in Caddo, Bossier and Webster Parishes, Louisiana and the surrounding area. Subject to our loans-to-one borrower limitation, we are permitted to invest without limitation in residential mortgage loans and up to 400% of our capital in loans secured by non-residential or commercial real estate. We also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, we may invest up to 10% of our total assets in secured and unsecured loans for commercial, corporate, business, or agricultural purposes. At June 30, 2025, we were within each of the above lending limits.

During fiscal 2025 and 2024, we sold $18.3 million and $16.0 million of loans, respectively. We recognized gain on sale of loans of $384,000 and $265,000 during fiscal 2025 and 2024, respectively. Loans were sold during these periods primarily to other financial institutions. Such loans were sold against forward sales commitments with servicing released and without recourse after a certain period of time, typically 90 days. The loans sold primarily consisted of long-term, fixed rate residential real estate loans. We will continue to sell loans in the future to the extent we believe the interest rate environment is unfavorable and interest rate risk is unacceptable.

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of June 30, 2025, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	One-to- Four Family Residential	Commercial Real Estate Secured	Multi Family Residential	Commercial Business	Land	Construction	Home Equity Loans and Lines of Credit and Other Consumer	Total
	(In thousands)
Amounts due after June 30, 2025 in:
One year or less	$15,027	$16,918	$7,265	$14,738	$16,605	$5,045	$4,309	$79,907
After one year through two years	18,825	21,699	7,158	2,646	4,060	4,551	5,710	64,649
After two years through three years	27,259	23,571	462	8,220	2,115	130	1,993	63,750
After three years through five years	21,467	44,754	2,473	18,895	5,888	1,500	232	95,209
After five years through ten years	7,779	29,174	2,637	7,909	653	-	1,551	49,703
After ten years through fifteen years	9,040	1,159	11,161	1,730	86	-	10,036	33,212
After fifteen years	75,581	1,645	1,127	-	647	-	163	79,163

Total	$174,978	$138,920	$32,283	$54,138	$30,054	$11,226	$23,994	$465,593

The following table sets forth the dollar amount of all loans at June 30, 2025, before net items, due after June 30, 2026, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed-Rate	Adjustable-Rate	Total
		(In thousands)
One-to-four family residential	$103,697	$56,254	$159,951
Commercial — real estate secured	116,162	5,840	122,002
Multi-family residential	25,008	10	25,018
Commercial business	37,287	2,113	39,400
Land	9,289	4,160	13,449
Construction	6,026	155	6,181
Home equity loans and lines of credit and other consumer	7,421	12,264	19,685

Total	$304,890	$80,796	$385,686

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

One-to-Four Family Residential Real Estate Loans.  As of June 30, 2025, one-to-four family residential loans were $175.0 million, or 37.59%, of the total loan portfolio, before net items.

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

At June 30, 2025, $118.7 million, or 67.85%, of our one-to-four family residential mortgage loans were fixed-rate loans. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Our fixed-rate loans generally are originated under terms, conditions, and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation and other investors in the secondary mortgage market. Consistent with our asset/liability management, we have sold a significant portion of our long-term, fixed rate loans.  Servicing is released on all loans sold.

Although we offer adjustable rate loans, substantially all of the single-family loan originations over the last few years have consisted of fixed-rate loans due to the low interest rate environment. The adjustable-rate loans held in portfolio typically have interest rates which adjust on an annual basis. These loans generally have an annual cap of 1% on any increase or decrease and a cap of 6% above or below the initial rate over the life of the loan. Such loans are underwritten based on the initial rate plus 2%. At June 30, 2025, $56.3 million, or 32.15%, of our one-to-four family residential mortgage loans were adjustable rate loans.

Commercial Real Estate Secured Loans.  As of June 30, 2025, loans secured by commercial real estate were $138.9 million, or 29.84% of the total loan portfolio, before net items.  Of those loans, $85.8 million, or 61.73%, were owner occupied. It is the current policy of Home Federal Bank to lend in a first lien position on real property occupied as a commercial business property. Home Federal Bank offers fixed and variable rate commercial real estate loans. Home Federal Bank’s commercial real estate loans are limited to a maximum of 85% of the appraised value and have terms up to 15 years, however, the terms are generally no more than five years with amortization periods of 20 years or less. It is our policy that commercial real estate secured lines of credit are limited to a maximum of 85% of the appraised value of the property and shall not exceed three to five year amortizations.

Multi-Family Residential Loans.  As of June 30, 2025, multi-family residential loans were $32.3 million, or 6.93%, of the total loan portfolio, before net items. Our multi-family residential loan portfolio includes income producing properties of five or more units and low income housing developments. We obtain personal guarantees on all properties other than those of the public housing authority for which they are not permitted.

Commercial Business Loans.  As of June 30, 2025, non-real estate secured commercial loans were $54.1 million, or 11.63%, of the total loan portfolio, before net items. The business lending products we offer include lines of credit, inventory financing, and equipment loans. Commercial business loans and lines of credit carry more credit risk than other types of commercial loans. We attempt to limit such risk by making loans predominantly to small- and mid-sized businesses located within our market area and having the loans personally guaranteed by the principals involved. We have established underwriting standards in regard to business loans which set forth the criteria for sources of repayment, borrower’s capacity to repay, specific financial and collateral margins, and financial enhancements such as guarantees. The primary source of repayment is cash flow from the business and the general financial strength of the borrower.

Land Loans.  As of June 30, 2025, land loans were $30.1 million, or 6.45%, of the total loan portfolio, before net items. Land loans include land which has been acquired for the purpose of development and unimproved land. Our loan policy provides for loan-to-value ratios of 50% for unimproved land loans. Land loans are originated with fixed rates and terms up to five years with longer amortizations. Although land loans generally are considered to have greater credit risk than certain other types of loans, we expect to mitigate such risk by requiring personal guarantees and identifying other secondary sources of repayment for the land loan other than the sale of the collateral. It is our practice to only originate a limited amount of loans for speculative development to borrowers with whom our lenders have a prior relationship.

Construction Loans.  As of June 30, 2025, construction loans were $11.2 million, or 2.41%, of the total loan portfolio, before net items. These included loans for the construction of residential and commercial property. Our residential construction loans typically have terms of six to twelve months with a takeout letter from Home Federal for the permanent mortgage. Our commercial construction loans include owner occupied commercial properties, pre-sold property, and speculative office property. As of June 30, 2025, we held $940,000 of speculative construction loans.

Home Equity and Second Mortgage Loans.  As of June 30, 2025, home equity and second mortgage loans were $2.5 million, or 0.54%, of the total loan portfolio, before net items. These loans are secured by the underlying equity in the borrower’s residence. We do not require that we hold the first mortgage on the properties that secure the second mortgage loans. The amount of our second mortgage loans generally cannot exceed a loan-to-value ratio of 90% after taking into consideration the first mortgage loan. These loans are typically three-to-five year balloon loans with fixed rates and terms that will not exceed 10 years and contain an on-demand clause that allows us to call the loan in at any time.

Equity Lines of Credit.  As of June 30, 2025, lines of credit secured by a borrower’s equity in real estate were $20.4 million, or 4.37%, of the total loan portfolio, before net items. The unused portion of equity lines was $13.1  million at June 30, 2025.  The rates and terms of such lines of credit depend on the history and income of the borrower, purpose of the loan, and collateral. Lines of credit will not exceed 90% of the value of the equity in the collateral.

Consumer Non-Real Estate Loans.  We are authorized to make loans for a wide variety of personal or consumer purposes. We originate consumer loans primarily in order to accommodate our customers. The consumer loans at June 30, 2025 consist of loans secured by deposit accounts with us, automobile loans, overdraft, and other unsecured loans.

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

We offer loans secured by deposit accounts held with us. These loans amounted to $381,000, or 0.08% of the total loan portfolio, before net items, at June 30, 2025. Such loans are originated for up to 100% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2%. These loans typically are payable on demand with a maturity date of one year.

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

Asset Quality

General.  During fiscal 2025 our annual review commenced in August 2024 and was completed in October 2024. Our next annual review is tentatively scheduled for January 2026. The scope of the services provided included testing of credit underwriting, adherence to our loan policies, as well as regulatory policies, and recommendations regarding reserve allocations. We expect these reviews will be done roughly every twelve to eighteen months.

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

Real estate and other assets we acquire as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold.  At June 30, 2025, we had $970,000 in other real estate owned consisting of one single family residence compared to $418,000 of real estate owned at June 30, 2024 consisting of two single family residences.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	June 30,
	2025				2024
	30 – 89 Days Overdue		90 or More Days Overdue		30 – 89 Days Overdue		90 or More Days Overdue
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Dollars in thousands)
One-to-four family residential	9	$1,027	6	$963	7	$1,319	4	$1,189
Commercial – real estate secured	1	99	2	967	-	-	-	-
Multi-family residential	-	-	-	-	-	-	-	-
Commercial business	1	8	3	38	-	-	2	90
Land	1	17	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Home equity loans and lines of credit and other consumer	2	77	2	367	3	62	3	240

Total delinquent loans	14	$1,228	13	$2,335	10	$1,381	9	$1,519

Delinquent loans to total net loans		0.27%		0.51%		0.29%		0.32%
Delinquent loans to total loans		0.26%		0.50%		0.29%		0.32%

Non-Performing Assets.  The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and real estate owned) at the dates indicated.

	June 30,
	2025	2024
	(Dollars in thousands)
Non-accruing loans:
One-to-four family residential	$711	$1,073
Commercial — real estate secured	967	-
Multi-family residential	-	-
Commercial business	38	90
Land	-	-
Construction	-	-
Home equity loans and lines of credit and other consumer	367	240
Total non-accruing loans	2,083	1,403
Accruing loans 90 days or more past due:
One-to-four family residential	252	116
Commercial — real estate secured	-	-
Multi-family residential	-	-
Commercial business	-	-
Land	-	-
Construction	-	-
Home equity loans and lines of credit and other consumer	-	-
Total non-performing loans(1)	2,335	1,519
Real estate owned, net	970	418
Total non-performing assets	$3,305	$1,937

Troubled debt restructurings and modified loans to borrowers experiencing financial difficulty(2)	10	10
Total non-performing assets and troubled debt restructurings and modified loans to borrowers experiencing financial difficulty	$3,315	$1,947

Total non-performing loans as a percent of loans, net	0.51%	0.32%
Total non-performing assets as a percent of total assets	0.54%	0.30%
Total non-performing assets and troubled debt restructurings and modified loans to borrowers experiencing financial difficulty as a percentage of total assets	0.54%	0.31%

(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
(2)	Troubled debt restructurings and modified loans to borrowers experiencing financial difficulty are not included in non-accruing loans and accruing loans 90 days or more past due.

At June 30, 2025, the Company had $3.3 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $1.9 million of non-performing assets at June 30, 2024, consisting of six one-to-four family residential loans, two home equity loans, three commercial non-real estate loans, two commercial real-estate loans and one single-family residence in other real estate owned at June 30, 2025, compared to five one-to-four family residential loans, four home equity loans, three commercial non-real estate loans, and two single-family residences in other real estate owned at June 30, 2024.

Classified Assets.  Federal regulations require that each insured savings institution classify its assets on a regular basis and the amount of its valuation allowance is subject to review by Federal bank regulators. There are three classifications for problem assets: “substandard”, “doubtful”, and “loss”. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss, if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a higher possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful, or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset, or portion thereof, is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution’s classifications and amounts reserved. At June 30, 2025, we had $4.5 million in classified assets.  At June 30, 2025 the Company had eight one-to-four family residential loans, two home equity loans, five commercial non-real-estate loans, two commercial real-estate loans, and one consumer loan classified as substandard. There were no loans classified as doubtful or loss at June 30, 2025. There were four one-to-four family residential mortgage loans, eleven commercial non-real estate loans, one home equity loan, and one consumer loan designated as special mention at June 30, 2025.

Allowance for Credit Losses.  At June 30, 2025, our allowance for credit losses amounted to $4.5 million. The Company has elected to exclude accrued interest receivable from the measurement of its allowance for credit losses. When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income. The allowance for credit losses for loans is an estimate of the expected losses to be realized over the life of the loans in the portfolio. Management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. Adjustments to historical loss information are made to incorporate our reasonable and supportable forecast of future losses at the portfolio segment level, as well as any necessary qualitative adjustments, including, but not limited to, changes in current and expected future economic conditions, changes in industry experience and industry loan concentrations, changes in the volume and severity of nonperforming assets, changes in lending policies and personnel and changes in the competitive and regulatory environment of the banking industry. Loans that do not share similar risk characteristics are individually evaluated and are excluded from the pooled loan analysis.

While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

The following table shows changes in our allowance for credit losses during the periods presented.  We had $323,000 and $1.0 million of loan charge-offs during fiscal 2025 and 2024, respectively.  Bad debt recoveries amounted to $359,000 and $13,000 during fiscal 2025 and 2024, respectively.

	June 30,
	2025	2024
	(Dollars in thousands)
Total loans outstanding at end of period (1)	$465,593	$475,524
Average loans outstanding (2)	460,356	499,237
Allowance for credit losses, beginning of period	4,574	5,173
Impact of ASU 2016-13	-	359
Provision for (recovery of) credit losses	(126)	40
Recoveries	359	13
Charge-offs	(323)	(1,011)
Allowance for credit losses, end of period	$4,484	$4,574

Allowance for credit losses as a percent of non-performing loans	191.99%	300.72%
Allowance for credit losses as a percent of loans receivable	0.96%	0.96%

(1)	Does not include loans held for sale.
(2)	Includes loans held for sale.

The following table shows how our allowance for credit losses is allocated by type of loan at each of the dates indicated.

	June 30,
	2025		2024
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in thousands)
One-to-four family residential	$2,202	49.10%	$2,346	51.29%
Commercial – real estate secured	1,202	26.81	1,088	23.79
Multi-family residential	113	2.52	130	2.84
Land	165	3.68	175	3.83
Construction	74	1.65	103	2.25
Home Equity Loans and Lines of Credit	182	4.06	165	3.61
Commercial business	538	12.00	548	11.98
Consumer	8	0.18	19	0.41
Total	$4,484	100.00%	$4,574	100.00%

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

The following table sets forth certain information relating to our investment securities portfolio at the dates indicated.

	June 30,
	2025		2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Held-to-Maturity:
Mortgage-backed securities	$60,075	$49,935	$66,017	$53,230
Municipals	1,259	1,204	1,285	1,220
Total Securities Held-to-Maturity	61,334	51,139	67,302	54,450

Securities Available-for-Sale:
Mortgage-backed securities	36,330	33,881	27,982	24,671
Municipals	365	365	365	366
US Treasury Securities	-	-	2,000	2,000
Total Securities Available for sale…	36,695	34,246	30,347	27,037

Equity Securities
FNBB stock	250	250	250	250
FHLB stock	400	400	1,364	1,364
	650	650	1,614	1,614

Total Investment Securities	$98,679	$86,035	$99,263	$83,101

The following table sets forth the amount of investment securities which contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2025. The amounts reflect the fair value of our securities at June 30, 2025.

	Amounts at June 30, 2025 which Mature in
	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
	(Dollars in thousands)
Bonds and other debt securities:
Mortgage-backed securities	$-	-%	$8	5.73%	$8,762	1.83%	$75,046	1.84%
Municipals	567	5.35	-	-	1,002	0.51	-	-
Equity securities(1):
FNBB stock	-	-	-	-	-	-	250	0.01
FHLB stock	-	-	-	-	-	-	400	0.03
Total investment securities	$567	5.35%	$8	5.73%	$9,764	2.34%	$75,696	1.87%

(1)	None of the listed equity securities has a stated maturity.

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

The following table sets forth the composition of our mortgage-backed securities portfolio at fair value at each of the dates indicated. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2025  and 2024.

	June 30,
	2025	2024
	(In thousands)
Fixed rate:
GNMA	$5,326	$2,813
FHLMC	31,257	27,979
FNMA	46,538	46,135
Total fixed rate	83,121	76,927
Adjustable rate:
GNMA	692	971
FHLMC	3	3
FNMA	-	-
Total adjustable-rate	695	974
Total mortgage-backed securities	$83,816	$77,901

Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at June 30, 2025 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2025.

	Amounts at June 30, 2025 Which Mature in
	One Year or Less	Weighted Average Yield	Over One through Five Years	Weighted Average Yield	Over Five Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
	(In thousands)
Fixed rate:
GNMA	$-	-%	$2	2.61%	$-	-%	$5,324	0.15%
FHLMC	-	-	3	3.97	1,428	0.37	29,826	0.67
FNMA	-	-	-	-	7,327	1.66	39,211	1.01
Total fixed-rate	-	-%	5	6.58%	8,755	2.03%	74,361	1.83%

Adjustable rate:
GNMA	$-	-%	$-	-%	$7	5.63%	$685	4.68%
FHLMC	-	-	3	4.29	-	-	-	-
FNMA	-	-	-	-	-	-	-	-
Total adjustable rate	-	-%	3	4.29%		5.63%	685	4.68%

Total	$-	-%	$8	5.73%	$8.762	2.04%	$75,046	1.86%

The following table sets forth the purchases, sales, and principal repayments of our mortgage-backed securities during the periods indicated.

	At or For the Year Ended June 30,
	2025	2024
	(Dollars in thousands)
Mortgage-backed securities at beginning of period	$94,000	$103,631
Purchases	12,695	-
Repayments	(10,348)	(9,702)
Sales	(157)	-
Amortizations of premiums and discounts, net	215	71

Mortgage-backed securities at end of period	$96,405	$94,000

Weighted average yield at end of period	1.85%	1.80%

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

Deposits.  We attract deposits principally from residents of Louisiana and particularly from Caddo, Webster, and Bossier Parishes. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate. At June 30, 2025 and 2024, we had no balances in brokered deposits.

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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	June 30,
	2025		2024
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(Dollars in thousands)
Certificate accounts:
0.00% - 0.99%	$9,207	1.69%	$13,964	2.43%
1.00% - 1.99%	6	-	1,323	0.23
2.00% - 2.99%	22,739	4.16	698	0.12
3.00% - 3.99%	84,775	15.52	2,137	0.37
4.00% - 4.99%	64,248	11.76	146,242	25.48
5.00% - 5.99%	6,382	1.17	50,528	8.81

Total certificate accounts	187,357	34.30	214,892	37.44

Transaction accounts:
Savings accounts	95,627	17.50	76,643	13.35
Non-interest-bearing demand accounts	122,416	22.41	130,334	22.71
NOW accounts	67,119	12.29	66,613	11.60
Money market	73,771	13.50	85,525	14.90

Total transaction accounts	358,933	65.70	359,115	62.56

Total deposits	$546,290	100.00%	$574,007	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended June 30,
	2025			2024
			Average			Average
	Average	Interest	Rate	Average	Interest	Rate
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)
Savings accounts	$90,458	$1,544	1.71%	$74,135	$479	0.65%
NOW accounts	70,375	821	1.17	67,224	355	0.53
Money market	76,494	1,656	2.16	93,178	2,296	2.46
Certificates of deposit	189,204	7,420	3.92	213,661	8,868	4.15
Total interest-bearing deposits	426,531	11,441	2.68%	448,198	11,998	2.68%
Non-Interest bearing demand accounts	$128,336	$-	-%	$139,330	$-	-%
Total deposits	$554,867	$11,441	2.68%	$587,528	$11,998	2.68%

The following table shows our deposit flows during the periods indicated.

	Year Ended June 30,
	2025	2024
	(In thousands)
Net deposits (withdrawals)	$(38,817)	$(35,365)
Interest credited	11,100	12,011
Total (decrease) increase in deposits	$(27,717)	$(23,354)

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at June 30, 2025.

	Balance at June 30, 2025
	Maturing in the 12 Months Ending June 30,
Certificates of Deposit	2026	2027	2028	Thereafter	Total
	(In thousands)
0.00% - 0.99%	$3,583	$3,174	$594	$1,856	$9,207
1.00% - 1.99%	-	6	-	-	6
2.00% - 2.99%	20,871	1,867	-	1	22,739
3.00% - 3.99%	78,691	5,834	250	-	84,775
4.00% - 4.99%	63,101	741	194	212	64,248
5.00% - 5.99%	6,382	-	-	-	6,382
Total certificate accounts	$172,628	$11,622	$1,038	$2,069	$187,357

The following table shows the maturities of our certificates of deposit in excess of the FDIC insurance limit (generally, $250,000) at June 30, 2025 by time remaining to maturity.

		Weighted
	Amount	Average Rate
	(Dollars in thousands)
September 30, 2025	$10,311	3.21%
December 31, 2025	24,502	3.87
March 31, 2026	8,339	3.70
June 30, 2026	4,344	2.80
After June 30, 2026	2,873	2.27
Total certificates of deposit with balances in excess of $250,000	$50,369	3.53%

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

As of June 30, 2025, we were permitted to borrow up to an aggregate total of $56.4 million from the Federal Home Loan Bank of Dallas. We had no Federal Home Loan Bank advances outstanding at June 30, 2025 or June 30, 2024.  Additionally, at June 30, 2025, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $20.4 million.  There were no amounts purchased under this agreement as of June 30, 2025.  At June 30, 2025, Home Federal Bancorp had a $4.0 million outstanding loan with First National Bankers Bank, which matures on February 5, 2034. The loan is secured by Home Federal Bank’s common stock and bears interest at the Prime Rate, which is subject to change when adjustments are made to Wall Street Journal Prime.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended June 30,
	2025	2024
	(Dollars in thousands)
FHLB advances:
Average balance outstanding	$14	$3,119
Maximum amount outstanding at any month-end during the period	-	14,100
Balance outstanding at end of period	-	-
Average interest rate during the period	4.65%	5.77%
Weighted average interest rate at end of period	-%	-%

At June 30, 2025, we had no outstanding advances from the Federal Home Bank of Dallas.

Subsidiaries

At June 30, 2025, the Company had one subsidiary, Home Federal Bank.  The Bank’s only subsidiary at such date was Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

Employees

Home Federal Bank had 67 full-time employees and 9 part-time employees at June 30, 2025. None of these employees are covered by a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.

REGULATION

Regulation of Home Federal Bancorp

Home Federal Bancorp, a Louisiana corporation, is a registered savings and loan holding company within the meaning of Section 10 of the Home Owners’ Loan Act and is subject to regulation, examination and supervision by the Federal Reserve Board, as well as certain reporting requirements. In addition, the Federal Reserve Board has enforcement authority over Home Federal Bancorp and its non-savings institution subsidiaries which also permits the Federal Reserve Board to restrict or prohibit activities that are determined to present a serious risk to Home Federal Bank.

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

 In evaluating applications by savings and loan holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community, competitive factors, and other factors. The Federal Reserve Board has long set forth in its regulations its “source of strength” policy, which requires bank holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.  This policy now also applies to savings and loan holding companies.

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

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that is applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also provides for regulatory consultation prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of Home Federal Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

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

Volcker Rule Regulations. Regulations have been adopted by the federal banking agencies to implement the provisions of the Dodd-Frank Act, commonly referred to as the Volcker Rule. The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. However, federal regulations exclude from the Volcker Rule restrictions community banks with $10 billion or less in total consolidated assets and total trading assets and liabilities of five percent or less of total consolidated assets. Home Federal Bancorp qualifies for the exclusion from the Volcker Rule restrictions.

Regulation of Home Federal Bank

General. Home Federal Bank is subject to the regulation of the Office of the Comptroller of the Currency, as its primary federal regulator, the Federal Deposit Insurance Corporation, as the insurer of its deposit accounts, and, to a limited extent, the Federal Reserve Board.

Insurance of Accounts. The deposits of Home Federal Bank are insured up to $250,000 per separately insured deposit ownership right or category by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation and are backed by the full faith and credit of the U.S. Government. As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of and to require reporting by insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions after giving the Office of the Comptroller of the Currency an opportunity to take such action. The Federal Deposit Insurance Corporation assesses deposit insurance premiums on each insured institution.  Under the Federal Deposit Insurance Corporation’s risk-based assessment system, institutions deemed less risky pay lower assessments. Assessments for institutions of less than $10 billion of assets are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years.

The Dodd-Frank Act required the Federal Deposit Insurance Corporation to revise its procedures to base assessments upon each insured institution’s total assets less tangible equity instead of deposits. The current assessment range (inclusive of possible adjustments) for insured institutions of less than $10 billion of total assets is 2.5 basis points to 32 basis points. The Federal Deposit Insurance Corporation has authority to further increase insurance assessments; and therefore management cannot predict what insurance assessment rates will be in the future. A significant increase in insurance premiums may have an adverse effect on the operating expenses and results of operations of Home Federal Bank

The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository institution, including Home Federal Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order, or any condition imposed by an agreement with the Federal Deposit Insurance Corporation. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the Federal Deposit Insurance Corporation. Management is aware of no existing circumstances which would result in termination of Home Federal Bank’s deposit insurance.

Regulatory Capital Regulations. Federally insured savings institutions are required by the OCC to meet several minimum levels of capital including: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8%, and a Tier 1 capital to total assets leverage ratio of 4%. Federal savings institutions must also meet a tangible capital ratio of 1.5%.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a minimum of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

Legislation enacted in May 2018 required the federal banking agencies, including the Office of the Comptroller of the Currency, to establish for qualifying institutions with assets of less than $10 billion a “community bank leverage ratio” that ranges between 8% to 10% of consolidated assets. Institutions with capital complying with the ratio and otherwise meeting the specified requirements (including off-balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. Such institutions are also considered “well-capitalized” for prompt corrective action purposes.

The community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. Pursuant to federal legislation enacted in 2020, the community bank leverage ratio was temporarily lowered to 8% for 2020. Another rule was issued to increase the ratio to 8.5% for calendar year 2021 and to 9% thereafter. A qualifying bank may opt in and out of the community bank leverage ratio framework on its quarterly call report. A bank that ceases to meet any qualifying criteria is provided with a two-quarter grace period to comply with the community bank leverage ratio requirements or the general capital regulations by the federal regulators. As of June 30, 2025, Home Federal Bank has not opted into the alternative framework.

At June 30, 2025, Home Federal Bank exceeded each of its capital requirements with common equity tier 1, tier 1 capital, total capital, leverage, and tangible capital ratios of 13.59%, 13.59%, 14.67%, 9.40%, and 9.40%, respectively.

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

Capital Category	Total Risk-Based Capital	Tier 1 Risk-Based Capital	Common Equity Tier 1 Capital	Tier 1 Leverage Capital
Well capitalized	10% or more	8% or more	6.5% or more	5% or more
Adequately capitalized	8% or more	6% or more	4.5% or more	4% or more
Undercapitalized	Less than 8%	Less than 6%	Less than 4.5%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 4%	Less than 3%	Less than 3%

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

At June 30, 2025, Home Federal Bank was deemed a well-capitalized institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

Capital Distributions. There are various restrictions on a bank’s ability to make capital distributions, including cash dividends, payments to repurchase or otherwise acquire its shares and other distributions charged against capital. A savings institution that is the subsidiary of a savings and loan holding company, such as Home Federal Bank, must file a notice with the FRB at least 30 days before making a capital distribution and receive the FRB’s nonobjection. Home Federal Bank must also file an application or notice for prior approval with the Office of the Comptroller of the Currency if the total amount of its capital distributions (including each proposed distribution), for the applicable calendar year would exceed Home Federal Bank’s net income for that year plus its retained net income for the previous two years, if Home Federal Bank is not an “eligible savings association” as defined in Office of the Comptroller of the Currency regulations or the capital distributions would violate a prohibition contained in any statute, regulation or agreement.

Home Federal Bank may be prohibited from making capital distributions and its application or notice disapproved if (i) Home Federal Bank would be undercapitalized following the distribution; (ii)  the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

Qualified Thrift Lender Test. Like all savings institutions, federal regulations require that Home Federal Bank comply with a Qualified Thrift Lender test to avoid certain restrictions on its operations.  Under this test, Home Federal Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly basis in at least nine months of the most recent twelve-month period.  “Portfolio assets” means, in general, an institution’s total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) goodwill and other intangible assets and (c) the value of property used to conduct the institution’s business.  “Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities and consumer loans.  If Home Federal Bank fails the QTL test, it must operate under certain restrictions on its activities and may be required to convert to a national bank. At June 30, 2025, Home Federal Bank believes it meets the QTL test.

Community Reinvestment Act. Home Federal Bank is subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”), which require the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by Home Federal Bank, including low and moderate income neighborhoods. The regulatory agency’s assessment of Home Federal Bank’s record is made available to the public. Further, a bank’s CRA performance must be considered in connection with a bank’s application to, among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. An unsatisfactory rating may be the basis for denial of certain applications. Home Federal Bank received a “satisfactory” rating during its most recent CRA examination.

On October 24, 2023, the Office of the Comptroller of the Currency and the other federal banking agencies issued a final rule to strengthen and modernize the CRA regulations. On July 16, 2025, the banking regulators including the OCC issued a joint notice of proposed rulemaking to rescind the 2023 CRA final rule and replace it with the 1995/2021 regulation.  The OCC continues to assess a bank’s CRA performance under the OCC’s 1995/2021 CRA regulation and is not applying any provisions of the 2023 Final Rule.

Limitations on Transactions with Affiliates. Home Federal Bank’s authority to engage in transactions with its “affiliates” is limited by federal regulations and by Sections 23A and 23B of the Federal Reserve Act.  In general, these transactions must be on terms which are as favorable to Home Federal Bank as comparable transactions with non-affiliates.  Additionally, certain types of these transactions are restricted to an aggregate percentage of Home Federal Bank’s capital.  Collateral in specified amounts must usually be provided by affiliates to receive loans from Home Federal Bank.  In addition, Office of Comptroller of the Currency regulations prohibit a savings bank from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate other than a subsidiary.

Home Federal Bank’s authority to extend credit to its directors, executive officers, and 10% shareholders (“insiders”), as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board.  Among other things, these provisions require that all loans or extensions of credit to insiders (a) be made on terms that are substantially the same as and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations, individually and in the aggregate, which limits are based, in part, on the amount of the Home Federal Bank’s capital.  In addition, extensions of credit in excess of certain limits must be approved by the Home Federal Bank’s Board.  At June 30, 2025, Home Federal was in compliance with the above restrictions.

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

The proposed rule would prohibit incentive-based compensation arrangements that encourage inappropriate risks by a covered institution (1) by providing an executive officer, employee, director, or principal shareholder of the covered institution with excessive compensation, fees, or benefits; or (2) that could lead to material financial loss to the covered financial institution.  The proposed rule has not yet been finalized.  No assurance can be given as to whether or when this proposal will be adopted in final form or its impact on Home Federal Bank.

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

On July 26, 2023, the Securities and Exchange Commission issued a final rule that requires registrants, such as Home Federal Bancorp, to (i) report material cybersecurity incidents on Form 8-K, (ii) include updated disclosure in Forms 10-K and 10-Q of previously disclosed cybersecurity incidents and disclose previously undisclosed individually immaterial incidents when a determination is made that they have become material on an aggregated basis, (iii) disclose cybersecurity policies and procedures and governance practices, including at the board and management levels in Form 10-K, and (iv) disclose the board of directors’ cybersecurity expertise.  An Item 1.05 Form 8-K will generally be due four business days after a registrant determines that a cybersecurity incident is material. See Item 1C. Cybersecurity for annual disclosures herein.

Federal Home Loan Bank System. Home Federal Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 11 regional Federal Home Loan Banks that administer a home financing credit function primarily for its members. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. The Federal Home Loan Bank of Dallas is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At June 30, 2025, Home Federal Bank had no advances from the Federal Home Loan Bank and $56.4 million available on its credit line with the Federal Home Loan Bank.

As a member, Home Federal Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas. At June 30, 2025, Home Federal Bank had $400,000 in Federal Home Loan Bank stock, which was in compliance with the applicable requirement.

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to zero percent effective May 26, 2020 to support lending to households and businesses. The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve Bank. As of June 30, 2025, the reserve ratio requirement remained at zero percent and Home Federal Bank was not required to maintain any reserve balance.

TAXATION

Federal Taxation

General.  Home Federal Bancorp and Home Federal Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal and state income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. Our tax returns have not been audited during the past five years.

Method of Accounting.  For federal income tax purposes, Home Federal Bank reports income and expenses on the accrual method of accounting and used a June 30 tax year in 2025 for filing its federal income tax return.

Taxable Distributions and Recapture.  Prior to the Small Business Job Protection Act of 1996, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Home Federal Bank failed to meet certain thrift asset and definitional tests. The federal legislation eliminated these savings association related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should Home Federal Bank make certain non-dividend distributions or cease to maintain a bank charter.

At June 30, 2025, the total federal pre-1988 reserve was approximately $3.3 million. The reserve reflects the cumulative effects of federal tax deductions by Home Federal Bank for which no federal income tax provisions have been made.

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

State and Local Taxation

Home Federal Bancorp is subject to the Louisiana Corporation Income Tax based on our Louisiana taxable income. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, “Louisiana taxable income” means net income which is earned by us within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction. In addition, Home Federal Bank is subject to the Louisiana Shares Tax which is imposed on the assessed value of a company’s retained earnings and capital stock accounts. The formula for deriving the assessed value is to calculate 15% of the sum of:

(a) 20% of Home Federal Bank’s capitalized earnings, plus

(b) 80% of Home Federal Bank’s taxable stockholders’ equity, minus

(c) 50% of Home Federal Bank’s real and personal property assessment.

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

Item 2. Properties

We currently conduct business from our home office located in Shreveport, Louisiana and six full-service banking offices located in Shreveport, Louisiana, two full-service banking offices located in Bossier City, Louisiana, one full-service banking office located in Minden, Louisiana and one full-service banking office located in Benton, Louisiana. The following table sets forth certain information, as of June 30, 2025, relating to Home Federal Bank’s offices, and one property acquired for potential future administrative offices which is presently vacant.

Description/Address	Leased/Owned		Net Book Value of Property	Amount of Deposits
	(Dollars in thousands)
Building (Home Office) 222 Florida Street, Shreveport, LA	Owned		$1,592	$-
Building/ATM (Market Street Branch) 624 Market Street, Shreveport, LA	Owned		595	76,643
Building/ATM (Youree Drive Branch) 6363 Youree Drive, Shreveport, LA	Owned	(1)	568	147,647
Building/ATM (Southern Hills Branch) 9449 Mansfield Road, Shreveport, LA	Owned		1,645	61,390
Building/ATM (Viking Drive Branch) 2555 Viking Drive, Bossier City, LA	Owned		1,548	50,483
Building/ATM (Stockwell Branch) 7964 E. Texas Street, Bossier City, LA	Owned		1,412	29,346
Building/ATM (Northwood Branch) 5841 North Market Street, Shreveport, LA	Owned		1,520	22,788
Building/ATM (Pierremont Road Branch) 925 Pierremont Road, Shreveport, LA	Owned		1,884	46,195
Building (2) 614 Market Street, Shreveport, LA	Owned	(2)	313	-
Building/ATM (Huntington Branch) 6903 Pines Road, Shreveport, LA	Owned		1,753	12,379
Building/ATM (Minden Branch) 412 Homer Road, Minden, LA	Owned		1,807	20,380
Building/ATM (Benton Branch) 104 Sibley Street, Benton, LA	Owned		$738	$79,039

(1)	The building is owned but the land is subject to an operating lease with a ten-year term expiring March 15, 2028.
(2)	The building is vacant and available to serve as potential future administrative offices and storage.

Item 3. Legal Proceedings

Home Federal Bancorp and Home Federal Bank are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)          Home Federal Bancorp’s common stock is traded on the Nasdaq Capital Market under the symbol “HFBL.”  At September 22, 2025, Home Federal Bancorp had 173 shareholders of record.  The number of shareholders does not reflect the number of persons or entities who may hold stock in nominee or “street” name through brokerage firms or others.

(b)          Not applicable.

(c)          Purchases of Equity Securities.

The Company’s repurchases of its common stock during the quarter ended June 30, 2025, including stock-for-stock option exercises are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2025 – April 30, 2025	28,500	$13.28	28,500	53,831
May 1, 2025– May 31, 2025	-		-	53,831
June 1, 2025– June 30, 2025	13,500	13.16	13,500	40,331
Total	42,000	$13.24	42,000	40,331

Notes to this table:
(a)
On November 1, 2024, the Company announced that its Board of Directors approved the thirteenth stock repurchase program for the repurchase of up to 100,000 shares. The thirteenth stock repurchase program does not have an expiration date.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our profitability depends primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, investment securities, and interest-earning deposits in other institutions, and interest expense on interest-bearing deposits and borrowings from the Federal Home Loan Bank of Dallas. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. Our profitability also depends, to a lesser extent, on non-interest income, provision for loan losses, non-interest expenses, and federal income taxes. Home Federal Bancorp, Inc. of Louisiana had net income of $3.9 million in fiscal 2025 compared to net income of $3.6 million in fiscal 2024.

Our business consists primarily of originating single-family real estate loans secured by property in our market area and to a lesser extent, commercial real estate loans, commercial business loans, and real estate secured lines of credit which typically have higher rates and shorter terms than single-family loans. Although our loans are primarily funded by the acquisition of deposits and it is our policy to require commercial customers to have a deposit relationship with us, which primarily consists of NOW accounts or non-interest checking accounts.  Due to the continued low interest rate environment, we have sold a substantial amount of our fixed rate single-family residential loan originations in recent periods.  Because of an increase in the weighted-average yield on our interest-earning assets, together with a decrease in our rate on total interest bearing liabilities, our average interest rate spread increased from 2.38% to 2.55% during fiscal 2025 compared to 2024, and our net interest income decreased $280,000 to $18.8 million for fiscal 2025 as compared to $19.0 million for fiscal 2024, primarily due to a $37.1 million decrease in average balance of interest earning assets. We expect to continue to emphasize commercial lending in the future in order to improve the yield on our portfolio.

Home Federal Bancorp’s operations and profitability are subject to changes in interest rates, applicable statutes and regulations, and general economic conditions, as well as other factors beyond our control.

Business Strategy

Our business strategy is focused on operating a growing and profitable community-oriented financial institution. Our current business strategy includes:

•
Continuing to Grow and Diversify Our Loan Portfolio. We intend to grow and continue to diversify our loan portfolio by, among other things, emphasizing the origination of commercial real estate and business loans.  At June 30, 2025, our commercial real estate loans amounted to $138.9 million, or 29.8% of the total loan portfolio.  Our commercial business loans amounted to $54.1 million, or 11.6% of the total loan portfolio. Commercial real estate, commercial business, construction and development, and consumer loans all typically have higher yields and are more interest sensitive than long-term single-family residential mortgage loans.

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

•
Maintain Our Asset Quality.  At June 30, 2025, our non-performing assets totaled $3.3 million, or 0.54% of total assets. We had $970,000 in other real estate owned at June 30, 2025. We intend to continue to stress maintaining high asset quality, even as we continue to grow our institution and diversify our loan portfolio.

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

Selected Financial and Other Data

Set forth below is selected consolidated financial and other data of Home Federal Bancorp. The information at or for the years ended June 30, 2025 and 2024 is derived in part from the audited financial statements that appear in this Form 10-K.

	At June 30,
	2025	2024
	(In thousands)
Selected Financial and Other Data:
Total assets	$609,492	$637,512
Cash and cash equivalents	17,347	34,948
Securities available for sale	34,246	27,037
Securities held to maturity	61,334	67,302
Loans held-for-sale	1,540	1,733
Loans receivable, net	461,004	470,852
Deposits	546,290	574,007
Other Borrowings	4,000	7,000
Total Stockholders’ equity	55,205	52,803

	As of or for the Year Ended June 30,
	2025	2024
	(Dollars in thousands, except per share amounts)
Selected Operating Data:
Total interest income	$30,462	$31,864
Total interest expense	11,791	12,913
Net interest income	18,671	18,951
Provision for (recovery of) loan losses	(126)	40
Net interest income after provision for loan losses	18,797	18,911
Total non-interest income	2,005	1,584
Total non-interest expense	16,148	16,426
Income before income tax expense	4,654	4,069
Income tax expense	766	476
Net income	$3,888	$3,593
Earnings per share of common stock:
Basic	$1.27	$1.18
Diluted	$1.26	$1.17

	As of or for the Year Ended June 30,
	2025	2024

Selected Operating Ratios(1):
Average yield on interest-earning assets	5.28%	5.19%
Average rate on interest-bearing liabilities	2.73	2.81
Average interest rate spread(2)	2.55	2.38
Net interest margin(2)	3.23	3.08
Average interest-earning assets to average interest-bearing liabilities	133.86	133.54
Net interest income after provision for loan losses to non-interest expense	116.40	115.13
Total non-interest expense to average assets	2.62	2.51
Efficiency ratio(3)	78.11	79.99
Return on average assets	0.63	0.55
Return on average equity	7.31	7.01
Average equity to average assets	8.62	7.83
Dividend payout ratio(4)	41.90	43.66

Selected Financial and Other Data (Continued)	As of or for the Year Ended June 30,
	2025	2024
Selected Quality Ratios(5):
Non-performing loans as a percent of loans receivable, net	0.51%	0.32%
Non-performing assets as a percent of total assets	0.54	0.30
Allowance for credit losses as a percent of total loans receivable	0.96	0.96
Net charge-offs to average loans receivable	(0.01)	0.20
Allowance for credit losses as a percent of non-performing loans	191.99	300.72

Bank Capital Ratios(5):
Common Equity Tier 1	13.59%	13.29%
Tier 1 Capital	13.59	13.29
Total Capital	14.67	14.35
Leverage	9.40	8.99
Tangible Capital	9.40	8.99

Other Data:
Offices (branch and home)	11	11
Employees (full-time)	67	78

(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.
(2)
Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	Non-GAAP: The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Reflects dividends paid during the fiscal year divided by net income.
(5)	Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable.

Changes in Financial Condition

Total assets decreased $28.0 million, or 4.4%, from $637.5 million at June 30, 2024 to $609.5 million at June 30, 2025. The decrease in assets was comprised of decreases in cash and cash equivalents of $17.6 million, or 50.4%, from $34.9 million at June 30, 2024 to $17.3 million at June 30, 2025, net loans receivable of $9.9 million, or 2.1%, from $470.9 million at June 30, 2024 to $461.0 million at June 30, 2025, premises and equipment of $1.0 million, or 5.7%, from $18.3 million at June 30, 2024 to $17.3 million at June 30, 2025,  core deposit intangible of $284,000, or 23.7%, from $1.2 million at June 30, 2024 to $915,000 at June 30, 2025, loans-held-for-sale of $193,000, or 11.1%, from $1.7 million at June 30, 2024 to $1.5 at June 30, 2025, other assets of $45,000, or 3.3%, from $1.35 million at June 30, 2024 to $1.31 million at June 30, 2025, and deferred tax asset of $18,000, or 1.5%, from $1.18 million at June 30, 2024 to $1.16 million at June 30, 2025, partially offset by increases in real estate owned of $552,000, or 132.1% from $418,000 at June 30, 2024 to $970,000 at June 30, 2025, investment securities of $277,000, or 0.3%, from $96.0 million at June 30, 2024 to $96.2 million at June 30, 2025, bank owned life insurance of $116,000, or 1.7%, from $6.8 million at June 30, 2024 to $6.9 million at June 30, 2025, and accrued interest receivable of $61,000, or 3.4%, from $1.78 million at June 30, 2024 to $1.84 million at June 30, 2025.

Loans receivable, net decreased $9.9 million, or 2.1%, from $470.9 million at June 30, 2024 to $461.0 million at June 30, 2025. In recent periods we diversified the loan products we offer and increased our efforts to originate higher yielding commercial real estate loans and lines of credit and commercial business loans which were deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans. As of June 30, 2025, Home Federal Bank had $138.9 million of commercial real estate loans, 29.8% of the total loan portfolio, and $54.1 million of commercial business loans, 11.6% of the total loan portfolio. Although commercial loans are generally considered to have greater credit risk than other certain types of loans, we attempt to mitigate such risk by originating such loans in our market area to known borrowers.

Securities available-for-sale increased $7.2 million, or 26.7%, from $27.0 million at June 30, 2024 to $34.2 million at June 30, 2025. This increase resulted primarily from purchases of $12.7 million in securities, partially offset by principal repayments of $5.9 million. Securities held-to-maturity decreased $6.0 million, or 8.9%, from $67.3 million at June 30, 2024 to $61.3 million at June 30, 2025.  This decrease was primarily due to principal repayments of $6.0 million.

Total liabilities decreased $30.4 million, or 5.2%, from $584.7 million at June 30, 2024 to $554.3 million at June 30, 2025. The decrease in liabilities was comprised of decreases in total deposits of $27.7 million, or 4.8%, from $574.0 million at June 30, 2024 to $546.3 million at June 30, 2025, and other borrowings of $3.0 million, or 42.9%, from $7.0 million at June 30, 2024 to $4.0 million at June 30, 2025, partially offset by an increase in other accrued expenses and liabilities of $273,000, or 8.6%, from $3.2 million at June 30, 2024 to $3.5 million at June 30, 2025, and advances from borrowers for taxes and insurance of $22,000, or 4.2%, from $521,000 at June 30, 2024 to $543,000 at June 30, 2025. The decrease in deposits resulted from decreases in certificates of deposit of $27.5 million, or 12.8%, from $214.9 million at June 30, 2024 to $187.4 million at June 30, 2025, money market deposits of $11.7 million, or 13.7%, from $85.5 million at June 30, 2024 to $73.8 million at June 30, 2025, and non-interest deposits of $7.9 million, or 6.1%, from $130.3 million at June 30, 2024 to $122.4 million at June 30, 2025, partially offset by increases in savings deposits of $19.0 million, or 24.8%, from $76.6 million at June 30, 2024 to $95.6 million at June 30, 2025, and NOW accounts of $506,000, or 0.8%, from $66.6 million at June 30, 2024 to $67.1 million at June 30, 2025. The Company had no balances in brokered deposits at June 30, 2025 or June 30, 2024.

Stockholders’ equity increased $2.4 million, or 4.5%, from $52.8 million at June 30, 2024 to $55.2 million at June 30, 2025. The increase in stockholders’ equity was comprised of net income for the year ended June 30, 2025 of $3.9 million, a decrease in the Company’s accumulated other comprehensive loss of $681,000, the vesting of restricted stock awards, stock options, and the release of employee stock ownership plan shares totaling $424,000, and proceeds from the issuance of common stock from the exercise of stock options of $111,000, partially offset by dividends paid totaling $1.6 million, and stock repurchases of $1.1 million.

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

	June 30,
	2025			2024
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$460,356	$27,346	5.94%	$499,237	$29,016	5.81%
Investment securities	96,178	2,266	2.36	106,526	2,477	2.33
Interest-earning deposits	20,647	850	4.12	8,550	371	4.34
Total interest-earning assets	577,181	30,462	5.28%	614,313	31,864	5.19%

Non-interest-earning assets	40,105			40,597

Total assets	$617,286			$654,910
Interest-bearing liabilities:
Savings accounts	90,458	1,544	1.71%	74,135	479	0.65%
NOW accounts	70,375	821	1.17	67,224	355	0.53
Money market accounts	76,494	1,656	2.16	93,178	2,296	2.46
Certificates of deposit accounts	189,204	7,420	3.92	213,661	8,868	4.15
Total interest-bearing deposits	426,531	11,441	2.68	448,198	11,998	2.68
FHLB advances	14	-	4.65	3,119	180	5.77
Other bank borrowings	4,650	350	7.53	8,700	735	8.45
Total interest-bearing liabilities	431,195	11,791	2.73%	460,017	12,913	2.81%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	128,336			139,330
Other liabilities	4,538			4,289
Total liabilities	564,069			603,636
Total stockholders’ equity(2)	53,217			51,274

Total liabilities and equity	$617,286			$654,910
Net interest-earning assets	$145,986			$154,296

Net interest income; average interest rate spread(3)		$18,671	2.55%		$18,951	2.38%

Net interest margin(4)			3.23%			3.08%

Average interest-earning assets to average interest-bearing liabilities			133.86%			133.54%

(1)	Includes loans held for sale.
(2)	Includes retained earnings and accumulated other comprehensive loss.
(3)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by net average interest-earning assets.

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

	2025 vs. 2024			2024 vs. 2023
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(In thousands)
Interest income:
Investment securities	$30	$(241)	$(211)	$404	$(132)	$272
Loans receivable, net	590	(2,260)	(1,670)	2,555	3,009	5,564
Interest-earning deposits	(46)	525	479	(8)	(595)	(603)

Total interest-earning assets	574	(1,976)	(1,402)	2,951	2,282	5,233

Interest expense:
Savings accounts	960	105	1,065	260	(93)	167
NOW accounts	449	17	466	180	11	191
Money market accounts	(229)	(411)	(640)	1,350	(132)	1,218
Certificate accounts	(433)	(1,015)	(1,448)	3,868	2,048	5,916

Total deposits	747	(1,304)	(557)	5,658	1,834	7,492
FHLB advances and other borrowings	(44)	(521)	(565)	129	213	342
Total interest-bearing liabilities	703	(1,825)	(1,122)	5,787	2,047	7,834

Increase (Decrease) in net interest income	$(129)	$(151)	$(280)	$(2,836)	$235	$(2,601)

Comparison of Operating Results for the Years Ended June 30, 2025 and 2024

General. The increase in net income for the year ended June 30, 2025, as compared to the year ended June 30, 2024, resulted primarily from an increase of $421,000, or 26.6%, in non-interest income, a decrease of $278,000, or 1.7%, in non-interest expense, and an increase of $166,000 in the recovery of credit losses, partially offset by an increase of $290,000, or 60.9%, in the provision for income taxes and a decrease of $280,000, or 1.5%, in net interest income. The decrease in net interest income for the year ended June 30, 2025, as compared to the year ended June 30, 2024, was primarily due to a decrease of $1.4 million, or 4.4%, in total interest income, partially offset by a decrease of $1.1 million, or 8.7%, in total interest expense.  The Company’s average interest rate spread was 2.55% for the year ended June 30, 2025, compared to 2.38% for the year ended June 30, 2024. The Company’s net interest margin was 3.23% for the year ended June 30, 2025, compared to 3.08% for the year ended June 30, 2024.

Net Interest Income.  Net interest income amounted to $18.7 million for fiscal year 2025, a decrease of $280,000, or 1.5%, compared to $19.0 million for fiscal year 2024. The decrease primarily resulted from a decrease in total interest income of $1.4 million, partially offset by a decrease in total interest expense of $1.1 million.

The average interest rate spread increased from 2.38% for fiscal 2024 to 2.55% for fiscal 2025, while the average balance of interest-earning assets decreased from $614.3 million to $577.2 million during the same periods. The percentage of average interest-earning assets to average interest-bearing liabilities increased to 133.86% for fiscal 2025 compared to 133.54% for fiscal 2024. The average rate paid on certificates of deposit decreased from 4.15% for fiscal 2024 to 3.92% for fiscal 2025. Net interest margin increased to 3.23% for fiscal 2025 compared to 3.08% for fiscal 2024.

Interest income decreased $1.4 million, or 4.4%, to $30.5 million for fiscal 2025 compared to $31.9 million for fiscal 2024, primarily due to a decrease in interest income from loans of $1.7 million, and a decrease of $326,000 in interest income from investment securities. The average yield of the loan portfolio increased by 13 basis points during fiscal 2025 mainly due to a higher interest rate environment.

Interest expense decreased $1.1 million, or 8.7%, to $11.8 million for fiscal 2025 compared to $12.9 million for fiscal 2024, primarily as a result of decreases in the average rate paid on money market accounts and certificates of deposit.

Provision for Credit Losses.  As of June 30, 2025, the allowance for credit losses was $4.5 million, and the ratio of allowance for credit losses to gross loans was 0.96%.  As of June 30, 2024, the allowance for credit losses was $4.6 million, and the ratio of allowance for credit losses to gross loans was 0.96%.

At June 30, 2025, the Company had $3.3 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $1.9 million of non-performing assets at June 30, 2024, consisting of six one-to-four family residential loans, two home equity loans, three commercial non-real estate loans, two commercial real-estate loans, and one single-family residence in other real estate owned at June 30, 2025, compared to five one-to-four family residential loans, four home equity loans, three commercial non-real estate loans, and three single-family residences in other real estate owned at June 30, 2024.  At June 30, 2025 the Company had eight one-to-four family residential loans, two home equity loans, five commercial non-real-estate loans, two commercial real-estate loans, and one consumer loan classified as substandard, compared to six one-to-four family residential loans, five commercial non-real-estate loans, four home equity loans and one consumer loan classified as substandard at June 30, 2024.  There were no loans classified as doubtful at June 30, 2025 or June 30, 2024.

Non-Interest Income.  The $421,000 increase in non-interest income for the year ended June 30, 2025 compared to the prior year was primarily due to a decrease of $150,000 in loss on sale of real estate, an increase of $134,000 in other non-interest income, an increase of $119,000 in gain on sale of loans, an increase of $44,000 in service charges on deposit accounts, and an increase of $6,000 in income from bank owned life insurance, partially offset by an increase of $32,000 in loss on sale of securities.

Non-Interest Expense.  The $278,000 decrease in non-interest expense for the year ended June 30, 2025, compared to the year ended June 30, 2024, is primarily attributable to decreases of $584,000 in compensation and benefits expense, $217,000 in franchise and bank shares tax expense, $215,000 in advertising expense, $68,000 in other non-interest expense, $62,000 in professional fees, $49,000 in amortization of core deposit intangible expense, $46,000 in deposit insurance premium expense, and $21,000 in loan and collection expense. The decreases were partially offset by increases of $784,000 in data processing expense, $152,000 in occupancy and equipment expense, and $48,000 in audit and examination fees. The increase in data processing expense resulted from a billing discrepancy with our core processor, which had failed to issue invoices for certain services dating back to December 2022. Upon discovery of the issue, we negotiated a discounted settlement to resolve the outstanding invoices, which resulted in the increase for the year ended June 30, 2025.

Provision for Income Tax Expense.  The provision for income taxes amounted to $766,000 and $476,000  for the fiscal years ended June 30, 2025 and 2024, respectively. Our effective tax rate was 16.5% for fiscal 2025 and 11.7% for fiscal 2024.

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

We have maintained a significant portfolio of available-for-sale securities during the past few years in order to better position the Company for a rising interest rate environment in the long term.  At June 30, 2025 and 2024, securities available-for-sale amounted to $34.2 million and $27.0 million, respectively, or 5.62% and 4.24%, respectively, of total assets at such dates.

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

Net Portfolio Value.  Our interest rate sensitivity is monitored by management through the use of a model which internally generates estimates of the change in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of June 30, 2025:

Change in Interest Rates in	Net Portfolio Value			NPV as % of Portfolio Value of Assets
Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
300	$71,719	$(6,457)	(8.26)%	13.47%	(0.18)%
200	75,195	(2,981)	(3.81)	13.77	0.12
100	77,742	(434)	(0.56)	13.90	0.25
Static	78,176	-	-	13.65	-
(100)	78,709	533	0.68	13.44	(0.21)
(200)	79,170	994	1.27	13.21	(0.44)

Qualitative Analysis.  Our ability to maintain a positive “spread” between the interest earned on assets and the interest paid on deposits and borrowings is affected by changes in interest rates. Our fixed-rate loans generally are profitable, if interest rates are stable or declining since these loans have yields that exceed our cost of funds. If interest rates increase, however, we would have to pay more on our deposits and new borrowings, which would adversely affect our interest rate spread. In order to counter the potential effects of dramatic increases in market rates of interest, we have underwritten our mortgage loans to allow for their sale in the secondary market. Total loan originations amounted to $156.4 million for fiscal 2025 and $210.0 million for fiscal 2024, while loans sold amounted to $18.3 million and $16.0 million during the same respective periods. We have invested excess funds from loan payments and prepayments and loan sales in investment securities classified as available-for-sale. As a result, Home Federal Bancorp is not as susceptible to rising interest rates as it would be if its interest-earning assets were primarily comprised of long-term fixed rate mortgage loans. With respect to its floating or adjustable rate loans, Home Federal Bancorp writes interest rate floors and caps into such loan documents. Interest rate floors limit our interest rate risk by limiting potential decreases in the interest yield on an adjustable rate loan to a certain level. As a result, we receive a minimum yield even if rates decline farther, and the interest rate on the particular loan would otherwise adjust to a lower amount. Conversely, interest rate ceilings limit the amount by which the yield on an adjustable rate loan may increase to no more than six percentage points over the rate at the time of origination. Finally, we intend to place a greater emphasis on shorter-term consumer loans and commercial business loans in the future.

Liquidity and Capital Resources

Home Federal Bancorp maintains levels of liquid assets deemed adequate by management. Our liquidity ratio averaged 19.6% for the quarter ended June 30, 2025. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings, and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Our deposit accounts with the Federal Home Loan Bank of Dallas amounted to $9.1 million and $185,000 at June 30, 2025 and 2024, respectively.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents. Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts. If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Dallas, which provide an additional source of funds. At June 30, 2025, we had no advances from the Federal Home Loan Bank of Dallas and had $56.4 million in additional borrowing capacity.  Additionally, at June 30, 2025, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank, whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $20.4 million. There were no amounts purchased under this agreement as of June 30, 2025.  At June 30, 2025, Home Federal Bancorp had a $4.0 million outstanding loan with First National Bankers Bank, which matures on February 5, 2034.

At June 30, 2025, the Company had outstanding loan commitments of $50.5 million to originate loans and commitments under unused lines of credit of $13.1 million. At June 30, 2025, certificates of deposit scheduled to mature in one year or less totaled $172.6 million, or 92.14% of total certificates of deposit. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment. We intend to utilize our high levels of liquidity to fund our lending activities. If additional funds are required to fund lending activities, we intend to sell our securities classified as available-for-sale, as needed.

At June 30, 2025, Home Federal Bank exceeded each of its capital requirements with common equity tier 1, tier 1 capital, total capital, leverage, and tangible capital ratios of 13.59%, 13.59%, 14.67%, 9.40%, and 9.40%, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules, and have not had any such arrangements during the two years ended June 30, 2025.  See Notes 9 and 14 to the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Home Federal Bancorp, Inc. of Louisiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Home Federal Bancorp, Inc. of Louisiana (the “Company”) as of June 30, 2025 and 2024, and the related statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans

As described in Notes 1 and 3 to the financial statements, the Company’s allowance for credit losses on loans (“allowance”) was $4.5 million on loans of $465.6 million as of June 30, 2025.  As described in Note 1, the Company adopted ASC Topic 326, Financial Instruments – Credit Losses, effective July 1, 2023.  The Company’s method of estimating the allowance includes the use of historic loss rates that are adjusted for reasonable and supportable forecasts, as well as other qualitative adjustments.

The Company measures the allowance on a pool basis when the loans share similar risk characteristics. Loans that do not share risk characteristics are evaluated on an individual basis. For loans evaluated on a pool basis, the allowance for credit loss consists of both quantitative and qualitative components.  The quantitative component consists of calculating a historical loss rate on each loan pool using internal historical data and applying the loss rates for each respective pool over the expected remaining life of the pooled loans.  In addition to the quantitative component, each loan pool includes a qualitative component which aggregates management’s assessment of available information relevant to collectability that is not captured in the quantitative loss estimation process based on the current and expected environment, using reasonable forecasted data. Factors considered by management in developing its qualitative estimates include changes in policies and procedures, the portfolio mix, lending management, problem loan trends, loan review system, changes in economic conditions and collateral values.  These estimates involve large amounts of data in tabulating loss and prepayment rates and require complex calculations as well as management judgment in the selection of appropriate inputs.

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

•	Evaluated the classifications of loans by pools, the estimated life of each pool, and the accuracy of historical loss data used in the allowance calculation.
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
September 25, 2025

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Consolidated Balance Sheets
June 30, 2025 and 2024

	June 30,
	2025	2024
	(In thousands except share and per share data)
ASSETS

Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $10,380 and $25,505 at June 30, 2025 and June 30, 2024, respectively)	$17,347	$34,948
Securities Available-for-Sale (amortized cost June 30, 2025: $36,695; June 30, 2024: $30,347, respectively)	34,246	27,037
Securities Held-to-Maturity (fair value June 30, 2025: $51,139; June 30, 2024: $54,450, respectively)	61,334	67,302
Other Securities	650	1,614
Loans Held-for-Sale	1,540	1,733
Loans Receivable, Net of Allowance for Credit Losses (June 30, 2025: $4,484; June 30, 2024: $4,574, respectively)	461,004	470,852
Accrued Interest Receivable	1,836	1,775
Premises and Equipment, Net	17,266	18,303
Bank Owned Life Insurance	6,926	6,810
Goodwill	2,990	2,990
Core Deposit Intangible	915	1,199
Deferred Tax Asset	1,163	1,181
Real Estate Owned	970	418
Other Assets	1,305	1,350

Total Assets	$609,492	$637,512

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$122,416	$130,334
Interest-bearing	423,874	443,673
Total Deposits	546,290	574,007
Advances from Borrowers for Taxes and Insurance	543	521
Other Borrowings	4,000	7,000
Other Accrued Expenses and Liabilities	3,454	3,181

Total Liabilities	554,287	584,709

STOCKHOLDERS’ EQUITY

Preferred Stock - $0.01 Par Value; 10,000,000 Shares Authorized; None Issued and Outstanding	-	-
Common Stock - $0.01 Par Value; 40,000,000 Shares Authorized: 3,084,764 and 3,142,168 Shares Issued and Outstanding at June 30, 2025 and June 30, 2024, respectively	32	32
Additional Paid-in Capital	42,187	41,739
Unearned ESOP Stock	(321)	(408)
Retained Earnings	15,241	14,055
Accumulated Other Comprehensive Loss	(1,934)	(2,615)

Total Stockholders’ Equity	55,205	52,803

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$609,492	$637,512

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Consolidated Statements of Operations
For the Years Ended June 30, 2025 and 2024

	For the Years Ended June 30,
	2025	2024
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$27,346	$29,016
Investment securities	325	651
Mortgage-backed securities	1,941	1,826
Other interest-earning assets	850	371
Total interest income	30,462	31,864

INTEREST EXPENSE
Deposits	11,441	11,998
Federal Home Loan Bank borrowings	-	180
Other bank borrowings	350	735
Total interest expense	11,791	12,913
Net interest income	18,671	18,951

PROVISION FOR (RECOVERY OF) CREDIT LOSSES	(126)	40
Net interest income after provision for credit losses	18,797	18,911

NON-INTEREST INCOME
Gain on sale of loans	384	265
Loss on sale of real estate	(265)	(415)
(Loss) Gain on sale of securities	(6)	26
Income on bank owned life insurance	116	110
Service charges on deposit accounts	1,568	1,524
Other income	208	74

Total non-interest income	2,005	1,584

NON-INTEREST EXPENSE
Compensation and benefits	8,940	9,524
Occupancy and equipment	2,354	2,202
Data processing	1,439	655
Audit and examination fees	597	549
Franchise and bank shares tax	439	656
Advertising	145	360
Professional fees	495	557
Loan and collection	134	155
Amortization core deposit intangible	284	334
Deposit insurance premium	347	393
Other expenses	974	1,041
Total non-interest expense	16,148	16,426

Income before income taxes	4,654	4,069
PROVISION FOR INCOME TAX EXPENSE	766	476

NET INCOME	$3,888	$3,593

EARNINGS PER SHARE
Basic	$1.27	$1.18
Diluted	$1.26	$1.17

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
For the Years Ended June 30, 2025 and 2024

	For the Years Ended June 30,
	2025	2024
	(In Thousands)

Net Income	$3,888	$3,593

Other Comprehensive Income, Net of Tax
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	856	75
Less: reclassification adjustments for securities gains (losses) realized in net income	(6)	26
Income Tax Effect	(181)	(10)
Total Other Comprehensive Income, Net of Tax	681	39

Total Comprehensive Income	$4,569	$3,632

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended June 30, 2025 and 2024

	Common Stock	Additional Paid-In Capital	Unearned ESOP Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In Thousands)
BALANCE - June 30, 2023	$31	$40,981	$(523)	$12,707	$(2,654)	$50,542

Net Income	-	-	-	3,593	-	3,593

ESOP Compensation Earned	-	198	115	-	-	313

Dividends Paid	-	-	-	(1,569)	-	(1,569)

Stock Options Vested	-	69	-	-	-	69

Cumulative Effect of Change in Accounting Principle – ASU 2016-13	-	-	-	(189)	-	(189)

Stock Options Exercised	-	373	-	-	-	373

Company Stock Purchased	-	-	-	(487)	-	(487)

Share Awards Earned	-	118	-	-	-	118

Common Stock Issuance for Stock Option Exercises	1	-	-	-	-	1

Other Comprehensive Loss, Unrealized Gain on Debt Securities, Net of Tax	-	-	-	-	39	39

BALANCE - June 30, 2024	$32	$41,739	$(408)	$14,055	$(2,615)	$52,803

Net Income	-	-	-	3,888	-	3,888

ESOP Compensation Earned	-	131	87	-	-	218

Dividends Paid	-	-	-	(1,629)	-	(1,629)

Stock Options Vested	-	94	-	-	-	94

Company Stock Purchased	-	-	-	(1,073)	-	(1,073)

Share Awards Earned	-	112	-	-	-	112

Common Stock Issuance for Stock Option Exercises	-	111	-	-	-	111

Other Comprehensive Loss, Unrealized Gain on Debt Securities, Net of Tax	-	-	-	-	681	681

BALANCE – June 30, 2025	$32	$42,187	$(321)	$15,241	$(1,934)	$55,205

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Years Ended June 30, 2025 and 2024
	For the Years Ended June 30,
	2025	2024
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,888	$3,593
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
Loss on Sale of Loans	(384)	(265)
Gain on Sale of Investments	6	(26)
Net Amortization and Accretion on Securities	(189)	(258)
Amortization of Deferred Loan Fees	(71)	(113)
Amortization of Purchased Loans	(263)	(756)
Provision (Recovery) for Credit Loss	(126)	40
Depreciation of Premises and Equipment	1,083	944
Loss on Sale of Real Estate and Fixed Assets	265	415
ESOP Compensation Expense	218	313
Stock Option Expense	94	69
Deferred Income Tax (Benefit) Expense	(163)	122
Share Awards Expense	112	118
Increase in Cash Surrender Value on Bank Owned Life Insurance	(116)	(110)
Amortization Core Deposit Intangible	284	334
Changes in Assets and Liabilities:
Origination of Loans Held-for-Sale	(18,119)	(17,712)
Sale and Principal Repayments on Loans Held-for-Sale	18,696	16,248
Accrued Interest Receivable	(61)	15
Other Operating Assets	45	74
Other Operating Liabilities	273	(727)

Net Cash Provided by Operating Activities	5,472	2,318

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net	9,268	18,350
Deferred Loan Fees Collected	78	48
Acquisition of Premises and Equipment	(46)	(2,686)
Proceeds from Sale of Real Estate	262	456
Improvements to Real Estate Owned Prior to Disposition	(117)	(38)
Changes in FHLB Stock	964	(70)
Activity in Available-for-Sale Securities:
Principal Payments on Securities	5,900	12,148
Purchase of Mortgage-Backed Securities	(12,695)	(2,667)
Proceeds from Sales of Mortgage-Backed Securities	157	3,389
Proceeds from Sales of US Treasury Notes	494	-
Activity in Held-to-Maturity Securities:
Principal Payments on Mortgage-Backed Securities	5,948	5,554

Net Cash Provided by Investing Activities	10,213	34,484

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Consolidated Statements of Cash Flows (Continued)
For the Years Ended June 30, 2025 and 2024

	For the Years Ended June 30,
	2025	2024
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits	$(27,717)	$(23,354)
Proceeds from Advances from Federal Home Loan Bank	-	792,701
Repayments of Advances from Federal Home Loan Bank	-	(792,701)
Dividends Paid	(1,629)	(1,569)
Company Stock Purchased	(1,073)	(487)
Net Increase (Decrease) in Advances from Borrowers for Taxes and Insurance	22	(33)
Proceeds from Other Bank Borrowings	-	2,700
Repayment of Other Bank Borrowings	(3,000)	(4,250)
Proceeds from Stock Options Exercised	111	374

Net Cash Used in Financing Activities	(33,286)	(26,619)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,601)	10,183

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	34,948	24,765

CASH AND CASH EQUIVALENTS, END OF YEAR	$17,347	$34,948

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	11,752	12,913
Income Taxes Paid	685	680
Market Value Adjustment for Unrealized Gain (Loss) on Debt Securities Available For Sale	862	49
Transfer from Loans to Other Real Estate	961	883

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

Nature of Operations
The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana, a Louisiana chartered corporation (the “Company” or “Home Federal Bancorp”) and its wholly owned subsidiary, Home Federal Bank, a federally chartered stock savings bank (the “Bank”), along with its wholly owned subsidiary, Metro Financial Services, Inc.
The Bank is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency (the OCC).  The Bank provides financial services to individuals, corporate entities, and other organizations through the origination of loans and the acceptance of deposits in the form of savings, certificates of deposit, and demand deposit accounts.  Services are provided by ten branch offices, six of which are located in Shreveport, Louisiana, two in Bossier City, one in Minden, Louisiana and one in Benton, Louisiana. The Bank’s home office is located in Shreveport, Louisiana.

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

Segment Reporting
The Company determined that all of its banking operations serve a similar customer base, offer similar products and services, and are managed through similar processes. Therefore, the Company’s banking operations are aggregated into one reportable operating segment, which generates income principally from interest on loans and, to a lesser extent, securities investments, as well as from fees charged in connection with various loan and deposit services. The Chief Operating Decision Maker (“CODM”), is the President and Chief Executive Officer, who for the purposes of assessing performance, making operating decisions, and allocating Company resources, regularly reviews net income as reported in the accompanying consolidated statements of income. The level of disaggregation and amounts of significant segment income and expenses that are regularly provided to the CODM are the same as those presented in the accompanying consolidated statements of income. Likewise, the measure of segment assets is reported on the accompanying consolidated balance sheets as total assets.

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

At June 30, 2025 and 2024, cash and cash equivalents consisted of the following:

	2025	2024
	(In Thousands)
Cash on Hand	$2,070	$1,920
Demand Deposits at Other Institutions	14,127	13,328
Federal Funds Sold	1,150	19,700

Total	$17,347	$34,948

Securities
Securities are being accounted for in accordance with FASB ASC 320, Investments, which requires the classification of securities into one of three categories: Trading, Available-for-Sale, or Held-to-Maturity.  Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates this classification periodically.

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

The Company held no trading securities as of June 30, 2025 and 2024.

Purchase premiums and discounts are recognized in interest income using the interest method over the term of the securities. Securities are periodically reviewed for impairment. For debt securities in an unrealized loss position, the Company evaluates  the securities to determine whether the decline in the fair value below amortized cost basis (impairment) is due to credit or non-credit related factors.  Any impairment of available for sale investments that is not credit related is recognized in other comprehensive income, net of applicable taxes.  For available for sale investments, credit related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. For held to maturity investments, credit related impairment is recognized as an ACL on the balance sheet, for the entire amount of credit loss, with a corresponding adjustment to earnings.   Both the ACL and the adjustment to net income may be reversed if conditions change.  However, if the Company intends to sell an impaired available for sale security, or more likely than not will be required to sell such security before recovering the amortized cost basis, the entire impairment amount must be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis.  Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in such situation.  Accrued interest receivable is excluded from the estimate of credit losses.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Notes to Consolidated Financial Statements
Note 1.	Summary of Significant Accounting Policies (Continued)

Securities (Continued)
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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

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

Off Balance Sheet Credit Exposures. The ACL for off balance sheet credit exposures is recorded in other liabilities on the Consolidated Balance Sheet. This ACL represents management’s estimate of expected losses in its unfunded loan commitments and other off balance sheet credit exposures, such as letters of credit and credit recourse on sold residential mortgage loans. The allowance for credit losses specific to unfunded commitments is determined by estimating future draws and applying the expected loss rates on those draws. Future draws are based on historical averages of utilization rates (i.e., the likelihood of draws taken). The ACL for off balance sheet credit exposures is increased or decreased by charges or reductions to expense, through the provision for credit losses. In addition to the ACL on loans held for investment, CECL requires a balance sheet liability for unfunded commitments, which is recognized if both of the following conditions are met: (1) the Company has a present contractual obligation to extend credit; and (2) the obligation is not unconditionally cancellable by the Company. Based on the language within the standard loan documents prepared for each HFB commitment, all unfunded commitments are considered unconditionally cancellable and thus no CECL ACL is allocated.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. If, as a result of impairment testing, the fair value of goodwill is lower than its carrying amount, goodwill must be written down to its implied fair value. Goodwill impairment was neither indicated nor recorded during the years ended June 30, 2025 or 2024.

Core Deposit Intangible

Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in business combinations. The accumulated amortization of the Core deposit intangible is $793,000, and the carrying value as of June 30, 2025 was $915,000, to be expensed over 91 months. The Company’s policy is to amortize these intangibles on an accelerated basis over their estimated useful life, which the estimated useful lives are periodically reviewed for reasonableness. Core deposit intangibles are tested for impairment if events and circumstances indicate the carrying amount of the asset may not be recoverable from future cash flows.

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

Non-Direct Response Advertising
The Company expenses all advertising costs, except for direct-response advertising, as incurred.  Non-direct response advertising costs were $145,000 and $360,000 for the years ended June 30, 2025 and 2024, respectively.

In the event the Company incurs expense for material direct-response advertising, it will be amortized over the estimated benefit period.  Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits.  For the years ended June 30, 2025 and 2024, the Company did not incur any amount of direct-response advertising.

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

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	2025	2024
	(In Thousands)
Net Unrealized Loss on Debt Securities Available-for-Sale	$(2,449)	$(3,310)
Tax Effect	515	695

Net-of-Tax Amount	$(1,934)	$(2,615)

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

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

Recent Accounting Pronouncements (Continued)
FASB ASC Topic 280 “Segment Reporting: Improvements to Reportable Segments Disclosures” Update No. 2023-07 (“ASU 2023-07”). ASU 2023-07 became effective for the Company for the fiscal year ended June 30, 2025 and will be applied in interim periods beginning after June 30, 2025. ASU 2023-07 requires public entities to disclose the title and position of the entity’s CODM and an explanation of how the CODM utilizes the reported measures of profit or loss to assess segment performance and allocate resources, significant segment expenses, an amount and description for other segment items, and, on an interim basis, certain segment related disclosures that previously were required only on an annual basis. ASU 2023-07 also clarifies that entities with a single reportable segment are subject to both new and existing segment reporting requirements and that an entity is permitted to disclose multiple measures of segment profit or loss, provided that certain criteria are met. The adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Notes to Consolidated Financial Statements
Note 2.	Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses at June 30, 2025, follows:

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$11,038	$20	$627	$10,431
FNMA Mortgage-Backed Certificates	19,180	9	1,228	17,961
GNMA Mortgage-Backed Certificates	6,112	47	670	5,489

Total Debt Securities	36,330	76	2,525	33,881

Municipal Bonds	365	-	-	365

Total Securities Available-for-Sale	$36,695	$76	$2,525	$34,246

Securities Held-to-Maturity

Debt Securities
FHLMC Mortgage-Backed Certificates	$25,201	$-	$4,372	$20,829
FNMA Mortgage-Backed Certificates	34,286	-	5,709	28,577
GNMA Mortgage-Backed Certificates	588	-	59	529

Total Debt Securities	60,075	-	10,140	49,935

Municipals	1,259	-	55	1,204

Total Securities Held-to-Maturity	$61,334	$-	$10,195	$51,139

The amortized cost and fair value of securities by contractual maturity at June 30, 2025, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Debt Securities
One through Five Years	$8	$8	$-	$-
After Five through Ten Years	8,842	8,379	394	383
Over Ten Years	27,480	25,494	59,681	49,552
	36,330	33,881	60,075	49,935

Municipals
Within One Year or Less	365	365	205	202
After Five through Ten Years	-	-	1,054	1,002
	365	365	1,259	1,204

Total	$36,695	$34,246	$61,334	$51,139

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Notes to Consolidated Financial Statements
Note 2.	Securities (Continued)

The amortized cost and fair value of securities, with gross unrealized gains and losses at June 30, 2024, follows:

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$6,681	$1	$732	$5,950
FNMA Mortgage-Backed Certificates	17,227	-	1,753	15,474
GNMA Mortgage-Backed Certificates	4,074	-	827	3,247

Total Debt Securities	27,982	1	3,312	24,671

US Treasury Securities	2,000	-	-	2,000
Municipal Bonds	365	1	-	366

Total Securities Available-for-Sale	$30,347	$2	$3,312	$27,037

Securities Held-to-Maturity

Debt Securities
FHLMC Mortgage-Backed Certificates	$27,604	$-	$5,572	$22,032
FNMA Mortgage-Backed Certificates	37,807	-	7,146	30,661
GNMA Mortgage-Backed Certificates	606	-	69	537

Total Debt Securities	66,017	-	12,787	53,230

Municipals	1,285	-	65	1,220

Total Securities Held-to-Maturity	$67,302	$-	$12,852	$54,450

The amortized cost and fair value of securities by contractual maturity at June 30, 2024, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Debt Securities
Within One Year or Less	$-	$-	$-	$-
One through Five Years	4	4	-	-
After Five through Ten Years	2,237	2,148	525	495
Over Ten Years	25,741	22,519	65,492	52,735
	27,982	24,671	66,017	53,230

US Treasury Securities
Within One Year or Less	2,000	2,000	-	-
One through Five Years	2,000	2,000	-	-

Municipals
Within One Year or Less	365	366	213	205
Over Ten Years	-	-	1,072	1,015
	365	366	1,285	1,220

Total	$30,347	$27,037	$67,302	$54,450

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Notes to Consolidated Financial Statements
Note 2.	Securities (Continued)

Information pertaining to securities with gross unrealized losses at June 30, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2025
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$226	$8,499	$2,299	$17,879

Total Securities Available-for-Sale	$226	$8,499	$2,299	$17,879

	June 30, 2025
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Held-to-Maturity

Mortgage-Backed Securities	$-	$-	$10,140	$49,935
Municipals	-	-	55	1,204

Total Securities Held-to-Maturity	$-	$-	$10,195	$51,139

Information pertaining to securities with gross unrealized losses at June 30, 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2024
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$-	$-	$3,312	$24,332

Total Securities Available-for-Sale	$-	$-	$3,312	$24,332

	June 30, 2024
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Held-to-Maturity

Mortgage-Backed Securities	$-	$-	$12,787	$53,230
Municipals	-	-	65	1,220

Total Securities Held-to-Maturity	$-	$-	$12,852	$54,450

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Notes to Consolidated Financial Statements
Note 2.	Securities (Continued)

At June 30, 2025, the Company’s security portfolio consisted of 74 securities, 53 of which were in an unrealized loss position. At June 30, 2024, the Company’s security portfolio consisted of 78 securities, 59 of which were in an unrealized loss position. The unrealized losses on the Company’s investment in mortgage-backed securities at June 30, 2025 and 2024 were caused by interest rate changes.  The contractual cash flows of these investments are guaranteed by agencies of the U.S. government.  Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2025.

At June 30, 2025 and 2024, securities with a carrying value of $24.5 million and $1.4 million, respectively, were pledged to secure certain deposits, borrowings, and other liabilities.

Note 3.	Loans Receivable

Loans receivable at June 30, 2025 and 2024, are summarized as follows:

	2025	2024
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$174,978	$178,347
Commercial	138,920	143,460
Multi-Family Residential	32,283	37,092
Land	30,054	30,737
Construction	11,226	15,704
Equity and Second Mortgage	2,520	2,634
Equity Lines of Credit	20,354	17,046

Total Mortgage Loans	410,335	425,020

Commercial Loans	54,138	49,256
Consumer Loans
Loans on Savings Accounts	381	393
Other Consumer Loans	739	855

Total Consumer Other Loans	1,120	1,248
Total Loans	465,593	475,524

Less: Allowance for Credit Losses	(4,484)	(4,574)
Unamortized Loan Fees	(105)	(98)

Net Loans Receivable	$461,004	$470,852

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Notes to Consolidated Financial Statements
Note 3.	Loans Receivable (Continued)
Credit Quality Indicators (Continued)
The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, as of June 30, 2025:

	Term Loans Amortized Cost by Origination Year
As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Lines	Total
	(In Thousands)
One-to-four family residential
Risk rating
Pass	$12,456	$20,344	$40,116	$35,296	$30,282	$28,952	$-	$167,446
Pass and Watch	1,072	1,358	1,088	1,379	257	629	-	5,783
Special mention	-	40	-	-	379	314	-	733
Substandard	-	-	268	252	496	-	-	1,016
Total one-to-four family residential	$13,528	$21,742	$41,472	$36,927	$31,414	$29,895	$-	$174,978
Current period gross charge-offs	$-	$-	$34	$-	$-	$-	$-	$34

Commercial
Risk rating
Pass	$21,880	$12,736	$17,394	$32,791	$36,221	$13,823	$-	$134,845
Pass and Watch	114	2,488	98	408	-	-	-	3,108
Substandard	-	-	-	19	948	-	-	967
Total commercial	$21,994	$15,224	$17,492	$33,218	$37,169	$13,823	$-	$138,920
Current period gross charge-offs	$-	$-	$154	$-	$90	$-	$-	$244

Multi-family residential
Risk rating
Pass	$498	$6,854	$1,969	$4,871	$942	$15,942	$-	$31,076
Pass and Watch	1,207	-	-	-	-	-	-	1,207
Total multi-family residential	$1,705	$6,854	$1,969	$4,871	$942	$15,942	$-	$32,283
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Land
Risk rating
Pass	$8,405	$8,380	$3,044	$3,262	$3,505	$994	$-	$27,590
Pass and Watch	79	2,376	-	-	9	-	-	2,464
Total land	$8,484	$10,756	$3,044	$3,262	$3,514	$994	$-	$30,054
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk rating
Pass	$7,192	$3,054	$-	$-	$-	$-	$-	$10,246
Pass and Watch	-	980	-	-	-	-	-	980
Total construction	$7,192	$4,034	$-	$-	$-	$-	$-	$11,226
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Equity loans and lines of credit
Risk rating
Pass	$46	$582	$629	$639	$96	$376	$19,823	$22,191
Pass and Watch	-	-	10	-	-	-	234	244
Special mention	-	-	-	-	-	-	72	72
Substandard	-	-	142	-	-	-	225	367
Total home equity and lines of credit	$46	$582	$781	$639	$96	$376	$20,354	$22,874
Current period gross charge-offs	$-	$-	$-	$-	$7	$17	$-	$24

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Notes to Consolidated Financial Statements
Note 3.	Loans Receivable (Continued)

Credit Quality Indicators (Continued)
The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, as of June 30, 2025:

	Term Loans Amortized Cost by Origination Year
As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Lines	Total
	(In Thousands)
Commercial loans
Risk rating
Pass	$6,742	$21,685	$9,317	$4,100	$2,973	$4,756	$-	$49,573
Pass and Watch	762	8	70	70	-	-	-	910
Special mention	2,318	179	917	-	128	-	-	3,542
Substandard	-	-	75	25	13	-	-	113
Total commercial loans	$9,822	$21,872	$10,379	$4,195	$3,114	$4,756	$-	$54,138
Current period gross charge-offs	$-	$-	$-	$2	$-	$-	$-	$2

Consumer loans
Risk rating
Pass	$285	$328	$280	$87	$1	$101	$-	$1,082
Special mention	-	29	-	-	-	-	-	29
Substandard	-	-	9	-	-	-	-	9
Total consumer loans	$285	$357	$289	$87	$1	$101	$-	$1,120
Current period gross charge-offs	$-	$1	$18	$-	$-	$-	$-	$19

Total
Pass	$57,504	$73,963	$72,749	$81,046	$74,020	$64,944	$19,823	$444,049
Pass and Watch	3,234	7,210	1,266	1,857	266	629	234	14,696
Special mention	2,318	248	917	-	507	314	72	4,376
Substandard	-	-	494	296	1,457	-	225	2,472
Total	$63,056	$81,421	$75,426	$83,199	$76,250	$65,887	$20,354	$465,593
Current period gross charge-offs	$-	$1	$206	$2	$97	$17	$-	$323

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Notes to Consolidated Financial Statements
Note 3.	Loans Receivable (Continued)

Credit Quality Indicators (Continued)
The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, as of June 30, 2024:

	Term Loans Amortized Cost by Origination Year
As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Lines	Total
	(In Thousands)
One-to-four family residential
Risk rating
Pass	$9,120	$48,035	$43,055	$36,495	$21,911	$17,047	$-	$175,663
Special mention	-	385	-	363	-	450	-	1,198
Substandard	-	1,224	123	-	-	139	-	1,486
Total one-to-four family residential	$9,120	$49,644	$43,178	$36,858	$21,911	$17,636	$-	$178,347
Current period gross charge-offs	$-	$-	$483	$-	$463	$-	$-	$946

Commercial
Risk rating
Pass	$10,011	$28,924	$38,897	$43,251	$20,118	$1,825	$-	$143,026
Special mention	-	324	110	-	-	-	-	434
Substandard	-	-	-	-	-	-	-	-
Total commercial	$10,011	$29,248	$39,007	$43,251	$20,118	$1,825	$-	$143,460
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family residential
Risk rating
Pass	$3,300	$3,265	$10,232	$2,216	$6,972	$11,107	$-	$37,092
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total multi-family residential	$3,300	$3,265	$10,232	$2,216	$6,972	$11,107	$-	$37,092
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Land
Risk rating
Pass	$8,615	$7,493	$7,054	$6,175	$1,010	$317	$-	$30,664
Special mention	-	73	-	-	-	-	-	73
Substandard	-	-	-	-	-	-	-	-
Total land	$8,615	$7,566	$7,054	$6,175	$1,010	$317	$-	$30,737
Current period gross charge-offs	$-	$-	$7	$-	$-	$-	$-	$7

Construction
Risk rating
Pass	$3,758	$9,801	$2,145	$-	$-	$-	$-	$15,704
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction	$3,758	$9,801	$2,145	$-	$-	$-	$-	$15,704
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Equity loans and lines of credit
Risk rating
Pass	$436	$1,017	$550	$106	$379	$89	$16,821	$19,398
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	7	50	-	225	282
Total home equity and lines of credit	$436	$1,017	$550	$113	$429	$89	$17,046	$19,680
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 3.	Loans Receivable (Continued)

Credit Quality Indicators (Continued)
The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, as of June 30, 2024:

	Term Loans Amortized Cost by Origination Year
As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Lines	Total
	(In Thousands)
Commercial loans
Risk rating
Pass	$8,840	$19,521	$8,507	$5,864	$4,345	$1,891	$-	$48,968
Special mention	-	109	33	-	-	-	-	142
Substandard	-	78	32	36	-	-	-	146
Total commercial loans	$8,840	$19,708	$8,572	$5,900	$4,345	$1,891	$-	$49,256
Current period gross charge-offs	$-	$1	$40	$-	$-	$-	$-	$41

Consumer loans
Risk rating
Pass	$237	$518	$222	$17	$216	$22	$-	$1,232
Special mention	-	-	-	-	-	-	-	-
Substandard	-	16	-	-	-	-	-	16
Total consumer loans	$237	$534	$222	$17	$216	$22	$-	$1,248
Current period gross charge-offs	$-	$6	$3	$3	$-	$5	$-	$17

Total
Pass	$44,317	$118,574	$110,662	$94,124	$54,951	$32,298	$16,821	$471,747
Special mention	-	891	143	363	-	450	-	1,847
Substandard	-	1,318	155	43	50	139	225	1,930
Total	$44,317	$120,783	$110,960	$94,530	$55,001	$32,887	$17,046	$475,524
Current period gross charge-offs	$-	$7	$533	$3	$463	$5	$-	$1,011

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 3.	Loans Receivable (Continued)

Credit Quality Indicators (Continued)
The following tables present an aging analysis of past due loans, segregated by class of loans, as of June 30, 2025 and 2024:

June 30, 2025	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$174	$853	$963	$1,990	$172,988	$174,978	$252
Commercial	99	-	967	1,066	137,854	138,920	-
Multi-Family Residential	-	-	-	-	32,283	32,283	-
Land	17	-	-	17	30,037	30,054	-
Construction	-	-	-	-	11,226	11,226	-
Equity and Second Mortgage	-	-	142	142	2,378	2,520	-
Equity Lines of Credit	48	-	225	273	20,081	20,354	-
Commercial Loans	8	-	38	46	54,092	54,138	-
Consumer Loans	29	-	-	29	1,091	1,120	-

Total	$375	$853	$2,335	$3,563	$462,030	$465,593	$252

June 30, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
				(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$599	$720	$1,189	$2,508	$175,839	$178,347	$116
Commercial	-	-	-	-	143,460	143,460	-
Multi-Family Residential	-	-	-	-	37,092	37,092	-
Land	-	-	-	-	30,737	30,737	-
Construction	-	-	-	-	15,704	15,704	-
Equity and Second Mortgage	-	-	15	15	2,619	2,634	-
Equity Lines of Credit	57	-	225	282	16,764	17,046	-
Commercial Loans	-	-	90	90	49,166	49,256	-
Consumer Loans	5	-	-	5	1,243	1,248	-

Total	$661	$720	$1,519	$2,900	$472,624	$475,524	$116

There was no interest income recognized on non-accrual loans during the years ended June 30, 2025 or June 30, 2024. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the years ended June 30, 2025 or June 30, 2024 was approximately $113,000 and $96,000, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 3.	Loans Receivable (Continued)

Credit Quality Indicators (Continued)
The change in the allowance for credit losses by loan portfolio class and recorded investment in loans for the year ended June 30, 2025 and 2024 was as follows:

	Real Estate Loans
June 30, 2025	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for credit losses:
Beginning Balances	$2,346	$1,088	$130	$175	$103	$165	$548	$19	$4,574
Charge-Offs	(34)	(244)	-	-	-	(24)	(2)	(19)	(323)
Recoveries	351	-	-	1	-	5	2	-	359
Current Provision	(461)	358	(17)	(11)	(29)	36	(10)	8	(126)
Ending Balances	$2,202	$1,202	$113	$165	$74	$182	$538	$8	$4,484

	Real Estate Loans
June 30, 2024	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balances	$1,900	$1,673	$228	$274	$254	$251	$588	$5	$5,173
Impact of ASU 2016-13	688	(119)	(139)	(85)	(44)	30	24	4	359
Charge-Offs	(946)	-	-	(7)	-	-	(41)	(17)	(1,011)
Recoveries	4	-	-	1	-	7	-	1	13
Current Provision	700	(466)	41	(8)	(107)	(123)	(23)	26	40
Ending Balances	$2,346	$1,088	$130	$175	$103	$165	$548	$19	$4,574

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 3.	Loans Receivable (Continued)

Credit Quality Indicators (Continued)
The Company held loans that were individually evaluated for credit losses at June 30, 2025 and June 30, 2024 for which the repayment, on the basis of our assessment at the reporting date, is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty.  The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date.  The following describes the types of collateral that secure collateral dependent loans:

●	One-to four-family first mortgages are primarily secured by first liens on residential real estate.

●	Commercial real estate loans are primarily secured by office and industrial buildings, warehouses, retail shopping facilities and various special purpose properties, including self-storage facilities, hotels and restaurants.

●	Multi-family loans are primarily secured by residential property that include five or more housing units.

●	Construction and land loans are primarily secured by residential and commercial properties, which are under construction and/or redevelopment, and by raw land.

●	Home equity loans and lines are primarily secured by first and junior liens on residential real estate.

●	Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.

●	Consumer loans considered collateral dependent are primarily secured by titled vehicles.

The following table presents loans individually evaluated, segregated by class of loans, as of June 30, 2025 and 2024:

	2025		2024
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,234	$97	$2,693	$77
Commercial	1,081	102	122	5
Land	115	4	145	5
Home Equity Loans and Lines of Credit	367	0	283	3
Commercial Loans	45	2	74	2
Consumer Loans	15	1	72	4

Total	$3,857	$206	$3,389	$96

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status. As of June 30, 2025, there were no residential loans in the process of foreclosure.
Note 4.	Accrued Interest Receivable

Accrued interest receivable at June 30, 2025 and 2024 consisted of the following:

	2025	2024
	(In Thousands)
Accrued Interest on:
Mortgage Loans	$406	$366
Other Loans	1,218	1,224
Investments	5	2
U.S. Treasury Notes	-	7
Municipals	56	36
Mortgage-Backed Securities	151	140

Total	$1,836	$1,775

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 5.	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	2025	2024
	(In Thousands)

Land	$4,720	$4,720
Land Improvements	842	-
Buildings	16,706	15,066
Equipment	3,329	3,153
Construction in Progress	-	2,726
Leasehold Improvements	321	230
	25,918	25,895
Accumulated Depreciation	(8,652)	(7,592)

Total	$17,266	$18,303

Depreciation expense charged against operations for the years ended June 30, 2025 and 2024 was $1.1 million and $944,000, respectively.

Note 6.	Deposits

Deposits at June 30, 2025 and 2024 are summarized as follows:

	Weighted	Weighted
	Average	Average
	Rate at	Rate at	2025		2024
	6/30/2025	6/30/2024	Amount	Percent	Amount	Percent
			(Dollars in Thousands)

Non-Interest Bearing	0.00%	0.00%	$122,416	22.41%	$130,334	22.71%
NOW Accounts	1.15%	0.66%	67,119	12.29%	66,613	11.60%
Money Market	2.03%	2.57%	73,771	13.50%	85,525	14.90%
Savings Accounts	1.76%	1.35%	95,627	17.50%	76,643	13.35%
			358,933	65.70%	359,115	62.56%

Certificates of Deposit	3.50%	4.37%	187,357	34.30%	214,892	37.44%

Total Deposits			$546,290	100.00%	$574,007	100.00%

The composition of certificates of deposit accounts by interest rate is as follows:

	2025		2024
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

0.00% to 0.99%	$9,207	4.91%	$13,964	6.50%
1.00% to 1.99%	6	0.00%	1,323	0.62%
2.00% to 2.99%	22,739	12.14%	698	0.33%
3.00% to 3.99%	84,775	45.25%	2,137	0.99%
4.00% to 4.99%	64,248	34.29%	146,242	68.05%
5.00% to 5.99%	6,382	3.41%	50,528	23.51%

Total Certificate Accounts	$187,357	100.00%	$214,892	100.00%

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 6.	Deposits (Continued)

Maturities of certificates of deposit accounts at June 30, 2025 are scheduled as follows:

Year Ending June 30,	Amount	Percent	Weighted Average Rate
	(Dollars in Thousands)

2026	$172,628	92.14%	3.32%
2027	11,622	6.20%	0.16%
2028	1,038	0.56%	0.01%
2029	1,070	0.57%	0.01%
2030	999	0.53%	0.00%
Total	$187,357	100.00%	3.50%

Interest expense on deposits for the years ended June 30, 2025 and 2024 was as follows:

	2025	2024
	(In Thousands)

NOW and Money Market	$2,477	$2,651
Savings	1,544	479
Certificates of Deposit	7,420	8,868

Total	$11,441	$11,998

The aggregate amount of time deposits in denominations of $250,000 or more at June 30, 2025 and 2024 was $55.6 million and $64.2 million, respectively. At June 30, 2025 and 2024, the Bank had no brokered certificates of deposits.

Note 7.	Advances from Federal Home Loan Bank of Dallas

Pursuant to collateral agreements with the Federal Home Loan Bank of Dallas (FHLB), advances are secured by a blanket floating lien on certain loans.  Total interest expense recognized amounted to none and $180,000 for fiscal years 2025 and 2024, respectively.

At June 30, 2025 and 2024 there were no advances from the FHLB.

Note 8.	Other Borrowings

At June 30, 2025, Home Federal Bancorp had a $4.0 million outstanding loan with First National Bankers Bank, which matures on February 5, 2034. The loan is secured by Home Federal Bank’s common stock and bears interest at the Prime Rate, which is subject to change when adjustments are made to Wall Street Journal Prime. Interest expense amounted to $350,000 and $731,000 for the years ended June 30, 2025 and 2024, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 9.	Commitments

Lease Commitments
The Bank leases property for two branch facilities.

Future minimum rental payments resulting from the non-cancelable term of these leases are as follows (in thousands):

Year Ending June 30,	Amount

2026	$60
2027	36
2028	31
2029	34
2030	36
Thereafter	1,260
Total	$1,457
Less Imputed Interest	(601)
Present Value of Lease Liabilities	856

Total rent expense paid under the terms of these leases for the years ended June 30, 2025 and 2024 amounted to $60,000, for both years.

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

	June 30, 2025	June 30, 2024
Weighted-average remaining lease term
Operating lease	33.4 years	34.4 years
Weighted-average discount rate
Operating leases	3.00%	3.00%

The following table represents the consolidated statements of condition classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) on the consolidated statements of condition.

(In Thousands)		June 30, 2025	June 30, 2024
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other Assets	$799	$818
Total Lease Right-of-Use Assets		$799	$818

Lease Liabilities
Operating lease liabilities	Other Accrued Expenses and Liabilities	$856	$861
Total Lease Liabilities		$856	$861

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 9.	Commitments (Continued)

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

The future minimum commitments for the on-line processing services are as follows (in thousands):

Year Ending June 30,	Amount
(In Thousands)

2026	$741
2027	679
Total	$1,420

Employment Contracts
The Company and the Bank have employment contracts with a certain key employee.  These contracts provide for compensation and termination benefits.  The future minimum commitments for the employment contracts are as follows (in thousands):

Year Ending June 30,	Amount
(In Thousands)

2026	$194
2027	194
2028	194

Total	$582

Letters of Credit
At June 30, 2025, the Company had secured letters of credit in the aggregate amount of $44.9 million outstanding with the Federal Home Loan Bank, and $44.9 million expiring within one year.  These letters of credit were issued to secure public body deposits.  There were no outstanding borrowings associated with these letters of credit at June 30, 2025.

Note 10.	Income Taxes

The Company and its subsidiary file consolidated federal income tax returns.  The current provision for federal and state income taxes is calculated on pretax accounting income adjusted by items considered to be permanent differences between book and taxable income.  Income tax expense for the years ended June 30, 2025 and 2024 is summarized as follows:

	2025	2024
	(In Thousands)

Current	$929	$354
Deferred	(163)	122

Total	$766	$476

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 10.	Income Taxes (Continued)

The effective federal income tax rate for the years ended June 30, 2025 and 2024 was 16.5% and 11.7%, respectively.  Reconciliations of income tax expense at the statutory rate to the Company’s effective rates are as follows:

	2025	2024
	(In Thousands)

Computed at Expected Statutory Rate	$977	$854
Non-Taxable Income	(44)	(43)
Equity Compensation	-	6
Other	(167)	(341)

Provision for Income Tax Expense	$766	$476

At June 30, 2025 and 2024, temporary differences between the financial statement carrying amount and tax bases of assets that gave rise to deferred tax recognition were related to the effect of loan bad debt deduction differences for tax and book purposes, deferred stock option compensation, and supplemental employee retirement benefits.  The deferred tax expense or benefit related to securities available-for-sale has no effect on the Company’s income tax provision since it is charged or credited to the Company’s other comprehensive income or loss equity component.

The net deferred income tax asset and liability consisted of the following components at June 30, 2025 and 2024:

	2025	2024
	(In Thousands)

Deferred Tax Assets

Stock Option and SERP Compensation	345	343
Market Value Adjustment to Available-for-Sale Securities	514	695
Loans Receivable – Bad Debt Loss Allowance	942	961
Lease Liability	180	181

Total Deferred Tax Assets	$1,981	$2,180

Deferred Tax Liabilities

Tax over Book Accumulated Depreciation	516	464
Purchase Accounting	103	107
ROU Asset	168	171
Other Liability	31	257

Total Deferred Tax Liabilities	818	999
Net Deferred Tax Asset	$1,163	$1,181

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 10.	Income Taxes (Continued)

Included in retained earnings at June 30, 2025 and 2024 is approximately $3.3 million for which no deferred Federal income tax liability has been recorded. This amount consists of the total amount of bad debt reserves deducted for income tax reporting purposes prior to January 1, 1988. Under current tax law, these pre-1988 bad debt reserves are subject to recapture into taxable income if the Bank were to (a) make certain “non-dividend distributions,” which include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation or (b) cease to maintain a bank or thrift charter. The unrecorded deferred tax liability was approximately $693,000 at June 30, 2025 and 2024.

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

Effective November 15, 2004, the Bank adopted the Home Federal Bank Employees’ Savings and Profit Sharing Plan and Trust.  This plan complies with the requirements of Section 401(k) of the Internal Revenue Code.  Those eligible for this defined contribution plan must have completed twelve months of full time service and attained age 21.  For calendar 2025, participating employees may make elective salary reduction contributions of up to $23,500 of their eligible compensation.  The Bank will contribute a basic “safe harbor” contribution of 3% of participant plan salary and will match 100% of the first 4% of plan salary elective deferrals.  The Bank is also permitted to make discretionary contributions to be allocated to participant accounts.  Pension costs, including administrative fees, attributable to the Bank’s 401(k) safe harbor plan for the years ended June 30, 2025 and 2024 were $261,000 and $224,000, respectively.

During fiscal year 2011, the Company established a Survivor Benefit Plan for the benefit of selected executives.  The purpose of the plan is to provide benefits to designated beneficiaries, if a participant dies while employed by the Company.  The plan is considered an unfunded plan for tax and ERISA purposes, and all obligations arising under the plan are payable from the general assets of the Company.  At June 30, 2025 and 2024, there were no obligations requiring accrual for this plan.

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

For the years ended June 30, 2025 and 2024, the Company recorded compensation expense totaling $47,609 and $45,954, respectively, to accrue the benefits required by the Supplemental Executive Retirement Agreement.

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

The ESOP purchased the statutory limit of eight percent of the shares sold in our initial public offering completed on January 18, 2005, excluding shares issued to Home Federal Mutual Holding Company of Louisiana.  This purchase was facilitated by a loan from the Company to the ESOP in the amount of $1.1 million.  The corresponding note is being repaid in 80 quarterly debt service payments of $23,000 on the last business day of each quarter, beginning March 31, 2005, at the rate of 5.25%, with the final payment for the quarter ended March 31, 2025.

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

As compensation expense is incurred, the unearned ESOP shares account is reduced based on the original cost of the stock.  The difference between the cost and the average market price of shares released for allocation is applied to additional paid-in capital.  ESOP compensation expense for the years ended June 30, 2025 and 2024, was approximately $218,000 and $313,000, respectively.

The ESOP shares as of June 30, 2025 and 2024, were as follows:

	2025	2024
Allocated and Committed to be Released
Shares, Beginning of Year	310,239	283,793
Shares Allocated and Committed to be Released
During the Year	16,859	22,046
Shares Distributed During the Year	(3,385)	-
Shares Purchased During the Year	29,179	4,400
Unallocated and Unreleased Shares, as of Year End	64,194	81,053

Total ESOP Shares	417,086	391,292

Fair Value of Unreleased Shares (In Thousands)	$873	$930

Stock Price	$13.60	$11.47

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 13.	Stock-Based Compensation

Stock Incentive Plans
On November 12, 2014, the stockholders of the Company approved the adoption of the Company’s 2014 Stock Incentive Plan (the 2014 Stock Incentive Plan) for the benefit of employees and non-employee directors as an incentive to contribute to the success of the Company and to reward employees for outstanding performance and the attainment of targeted goals.  The 2014 Stock Incentive Plan covers a total of 300,000 shares (as adjusted), of which no more than 75,000 shares (as adjusted), or 25% of the plan, may be share awards.  The balance of the plan is reserved for stock option awards which would total 225,000 (as adjusted) stock options assuming all the stock awards are issued. All incentive stock options granted under the 2014 Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  On January 31, 2024, the Company granted a total of 4,000 stock options to a key employee vesting ratably over three years commencing February 1, 2024. On July 24, 2024, the Company granted a total of 1,600 plan share awards and 23,000 stock options to directors, officers and key employees vesting ratably over five years. The 2014 Stock Incentive Plan cost is recognized over the five year vesting period. The 2014 Stock Incentive Plan terminated on August 13, 2024, however, the 1,600 plan share awards and 155,600 outstanding options as of June 30, 2025 will remain in effect for the remainder of their five-year vesting and original ten year terms, respectively.

On November 13, 2019, the stockholders of the Company approved the adoption of the Company’s 2019 Stock Incentive Plan (the 2019 Stock Incentive Plan, together with the 2014 Stock Incentive Plan, the “Stock Incentive Plans”) which provides for a total of 250,000 shares (as adjusted) reserved for future issuance as stock awards or stock options. No more than 62,500 (as adjusted) shares, or 25%, may be granted as stock awards.  The balance of the plan is reserved for stock option awards.  On November 11, 2020, the Company granted a total of 62,500 (as adjusted) plan stock awards and 187,500 (as adjusted) stock options to directors, officers and other key employees vesting ratably over five years, with the final vesting November 11, 2025. On July 24, 2024, the Company granted 1,600 stock options to a key employee vesting ratably over five years. The Stock Incentive Plans costs are recognized over the five year vesting period.  As of June 30, 2025, there are 800 stock options available for future grant under the 2019 Stock Incentive Plan.

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

Stock Awards
Following is a summary of the status of the stock awards outstanding under the Stock Incentive Plans during the fiscal years ended June 30, 2025 and 2024 (split adjusted):

	Awarded Shares
	2025	2024

Balance - Beginning of Year	25,000	37,900
Granted	1,600	-
Forfeited	-	-
Earned and Issued	(13,300)	(12,900)

Balance - End of Year	13,300	25,000

Compensation expense pertaining to the share awards under the Stock Incentive Plans was approximately $112,000 and $118,000 for the years ended June 30, 2025 and 2024, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 13.	Stock-Based Compensation (Continued)

Stock Options
Following is a summary of the status of the options outstanding during the fiscal years ended June 30, 2025 and 2024 (split adjusted):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Shares	Price	Term	Value
Outstanding at June 30, 2024	319,700	$11.83	4.30	$115,197
Granted	24,600	11.79
Exercised	(10,000)	11.09
Forfeited	(800)	11.86

Outstanding at June 30, 2025	333,500	$11.85	3.82	$583,818

Options Exercisable at June 30, 2025	274,467	$11.84	3.14	$481,818

Outstanding at June 30, 2023	364,916	$11.64	4.81	$874,321
Granted	4,000	13.69
Exercised	(39,616)	9.46
Forfeited	(9,600)	15.31

Outstanding at June 30, 2024	319,700	$11.83	4.30	$115,197

Options Exercisable at June 30, 2024	242,834	$11.80	3.62	$(80,340)

The fair value of each option granted is estimated on the grant date using the Black-Scholes model.  The following assumptions were made in estimating fair value.

	2014/2019 Stock	2014 Stock	2019 Stock
	Incentive Plan	Incentive Plan	Incentive Plan
	July 24, 2024	January 31, 2024	November 11, 2020
Dividend Yield	4.41%	3.65%	2.78%
Expected Term	10 years	10 years	10 years
Risk-Free Interest Rate	4.28%	3.99%	0.98%
Expected Life	10 years	10 years	10 years
Expected Volatility (1)	35.51%	36.58%	25.56%

(1) Weekly volatility is annualized by multiplying by the square root of 52.

A summary of the status of the Company’s nonvested options as of June 30, 2025 and changes during the year ended June 30, 2025 is as follows (split adjusted):

		Weighted
	Number of	Average
	Shares	Exercise Price
Nonvested at June 30, 2024	76,066	$11.92
Vested	(41,633)	11.92
Granted	24,600	11.79
Forfeited	-	-
Nonvested at June 30, 2025	59,033	$11.87

For the years ended June 30, 2025 and 2024, compensation expense charged to operations for stock options granted under the Stock Incentive Plans was $94,000 and $69,000, respectively.

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

No material gains or losses are anticipated as a result of these transactions.

At June 30, 2025 and 2024, the following financial instruments were outstanding:

	Contract Amount
	2025	2024
	(In Thousands)
Commitments to Extend Credit	$63,611	$53,116
Standby Letters of Credit	1,438	1,189
	$65,049	$54,305

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

Interest Rate Floors and Caps
The Bank writes interest rate floors and caps into its variable rate mortgage loan contracts and loan servicing agreements in an attempt to manage its interest rate exposure.  Such floors and caps enable customers to transfer, modify, or reduce their interest rate risk, which, in turn, creates an off-balance sheet market risk to the Bank.  At June 30, 2025, the Bank’s loan portfolio contained approximately $91.3 million of loans in which the loan contracts or servicing agreements possessed interest rate floors and caps.

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

An analysis of the activity in loans made to such borrowers (both direct and indirect), including lines of credit, is summarized as follows for the years ended June 30, 2025 and 2024:

	2025	2024
	(In Thousands)

Balance – Beginning of Year	$4,300	$4,398
Additions	674	1,124
Principal Payments	(591)	(1,222)

Balance – End of Year	$4,383	$4,300

Deposits from related parties held by the Bank at June 30, 2025 and 2024 amounted to $3.3 million and $3.7 million, respectively.

Note 16.	Regulatory Matters

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

The Bank is required to maintain minimum capital ratios under OCC regulatory guidelines in order to ensure capital adequacy.  Management believes, as of June 30, 2025 and 2024, that the Bank met all OCC capital adequacy requirements to which it is subject.

As of June 30, 2025, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum capital ratios, which are different than those required to meet OCC capital adequacy requirements.

There are no conditions or events since that notification that management believes may have changed the Bank’s category.  The Bank was also classified as well capitalized at June 30, 2024.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 16.	Regulatory Matters (Continued)

The Bank’s actual and required capital amounts and ratios for OCC regulatory capital adequacy purposes are presented below as of June 30, 2025 and 2024:

				Required for Capital
		Actual		Adequacy Purposes
		Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
June 30, 2025
Common Equity Tier 1	(1)	56,720	13.59%	18,809	4.50%
Tier 1 Capital	(1)	56,720	13.59%	25,079	6.00%
Total Capital	(1)	61,204	14.67%	33,439	8.00%
Leverage	(2)	56,720	9.40%	24,129	4.00%
Tangible Capital	(2)	56,720	9.40%	9,048	1.50%

June 30, 2024
Common Equity Tier 1	(1)	57,738	13.29%	19,546	4.50%
Tier 1 Capital	(1)	57,738	13.29%	26,061	6.00%
Total Capital	(1)	62,312	14.35%	34,748	8.00%
Leverage	(2)	57,738	8.99%	25,683	4.00%
Tangible Capital	(2)	57,738	8.99%	9,631	1.50%
_________________________
(1) Amounts and Ratios to Total Risk-Weighted Assets
(2) Amounts and Ratios to Adjusted Average Total Consolidated Assets

The Bank’s actual and required capital amounts and ratios to be well capitalized under prompt corrective action provisions are presented below as of June 30, 2025 and 2024:

				Required to be
		Actual		Well Capitalized
		Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
June 30, 2025
Common Equity Tier 1	(1)	56,720	13.59%	27,169	6.50%
Tier 1 Capital	(1)	56,720	13.59%	33,439	8.00%
Total Capital	(1)	61,204	14.67%	41,799	10.00%
Leverage	(2)	56,720	9.40%	30,161	5.00%

June 30, 2024
Common Equity Tier 1	(1)	57,738	13.29%	28,233	6.50%
Tier 1 Capital	(1)	57,738	13.29%	34,748	8.00%
Total Capital	(1)	62,312	14.35%	43,435	10.00%
Leverage	(2)	57,738	8.99%	32,104	5.00%
__________________________
(1) Amounts and Ratios to Total Risk-Weighted Assets
(2) Amounts and Ratios to Adjusted Average Total Consolidated Assets

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 16.	Regulatory Matters (Continued)

The actual and required capital amounts and ratios applicable to the Bank for the years ended June 30, 2025 and 2024 are presented in the following tables, including a reconciliation of capital under generally accepted accounting principles to such amounts reported for regulatory purposes (Non-GAAP):

				Minimum for Capital
	Actual			Adequacy Purposes
June 30, 2025	Ratio		Amount	Ratio	Amount
	(Dollars in Thousands)

Total Equity			$57,914
Investments in and Advances to Nonincludable Subsidiaries			(118)
Unrealized Gains on Securities Available-for-Sale			2,785
Goodwill			(2,990)
Intangible Assets			(871)
Common Equity Tier 1 Capital	13.59%	(1)	56,720	4.50%	$18,809
Tier 1 Capital	13.59%	(1)	56,720	6.00%	25,079
Leverage	9.40%	(2)	56,720	4.00%	24,129
Tangible Capital	9.40%	(2)	56,720	1.50%	9,048
Allowance for Credit Losses			4,484
Total Capital	14.67%	(1)	61,204	8.00%	33,439

Risk-Weighted Assets			417,287
Adjusted Average Total Consolidated Assets			603,223

				Minimum for Capital
	Actual			Adequacy Purposes
June 30, 2024	Ratio		Amount	Ratio	Amount
	(Dollars in Thousands)

Total Equity			$59,025
Investments in and Advances to Nonincludable Subsidiaries			(118)
Unrealized Gains on Securities Available-for-Sale			2,615
Goodwill			(2,670)
Intangible Assets			(1,114)
Common Equity Tier 1 Capital	13.29%	(1)	57,738	4.50%	$19,546
Tier 1 Capital	13.29%	(1)	57,738	6.00%	26,061
Leverage	8.99%	(2)	57,738	4.00%	25,683
Tangible Capital	8.99%	(2)	57,738	1.50%	9,631
Allowance for Credit Losses			4,574
Total Capital	14.35%	(1)	62,312	8.00%	34,748

Risk-Weighted Assets			434,351
Adjusted Average Total Consolidated Assets			642,073
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
For the years ended June 30, 2025 and 2024, the Bank paid a total of $6.5 million and $4.5 million, respectively, in cash dividends to the Company.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 18.	Fair Value Disclosures (Continued)

At June 30, 2025 and 2024, the carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	June 30, 2025
	Carrying	Estimated
	Value	Fair Value	Level 1	Level 2	Level 3
			(In Thousands)
Financial Assets
Cash and Cash Equivalents	$17,347	$17,347	$17,347	$-	$-
Debt Securities Available-for-Sale	34,246	34,246	-	34,246	-
Securities Held-to-Maturity	61,334	51,139	-	51,139	-
Other Securities	650	650	-	-	650
Loans Held-for-Sale	1,540	1,540	-	1,540	-
Loans Receivable, Net	461,004	440,812	-	-	440,812

Financial Liabilities
Deposits	$546,290	$544,944	$-	$544,944	$-
Other Borrowings	4,000	4,000	-	4,000	-

	June 30, 2024
	Carrying	Estimated
	Value	Fair Value	Level 1	Level 2	Level 3
			(In Thousands)
Financial Assets
Cash and Cash Equivalents	$34,948	$34,948	$34,948	$-	$-
Debt Securities Available-for-Sale	27,037	27,037	-	27,037	-
Securities Held-to-Maturity	67,302	54,450	-	54,450	-
Other Securities	1,614	1,614	-	-	1,614
Loans Held-for-Sale	1,733	1,733	-	1,733	-
Loans Receivable, Net	470,852	437,845	-	-	437,845

Financial Liabilities
Deposits	$574,007	$572,159	$-	$572,159	$-
Other Borrowings	7,000	7,000	-	7,000	-

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the year ended June 30, 2025.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 18.	Fair Value Disclosures (Continued)

Fair values of assets and liabilities measured on a recurring basis at June 30, 2025 and 2024 are as follows:

	Fair Value Measurements
June 30, 2025	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$-	$10,431	$-	$10,431
FNMA	-	17,961	-	17,961
GNMA	-	5,489	-	5,489
Municipal Bonds	-	365	-	365

Total	$-	$34,246	$-	$34,246

	Fair Value Measurements
June 30, 2024	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$-	$5,950	$-	$5,950
FNMA	-	15,474	-	15,474
GNMA	-	3,247	-	3,247
US Treasury Notes	-	2,000	-	2,000
Municipal Bonds	-	366	-	366

Total	$-	$27,037	$-	$27,037

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 18.	Fair Value Disclosures (Continued)

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at June 30, 2025 or 2024.

The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis at June 30, 2025 and 2024.

	Fair Value Measurements
June 30, 2025	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans,
Net of Allowance	$-	$-	$2,502	$2,502

Other Real Estate Owned,
Net of Allowance	$-	$-	$970	$970

Total	$-	$-	$3,472	$3,472

	Fair Value Measurements
June 30, 2024	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans,
Net of Allowance	$-	$-	$1,970	$1,970

Other Real Estate Owned,
Net of Allowance	$-	$-	$418	$418

Total	$-	$-	$2,388	$2,388
Note 19.	Earnings Per Common Share

The following table presents the components of average outstanding common shares for the years ended June 30, 2025 and 2024.

	2025	2024

Average Common Shares Issued	3,127,141	3,137,181
Average Unearned ESOP Shares	(72,887)	(93,100)

Weighted Average Number of Common
Shares Used in Basic EPS	3,054,254	3,044,081

Effect of Dilutive Securities
Stock Options	24,113	38,479

Weighted Average Number of Common
Shares and Dilutive Potential Common
Shares Used in Dilutive EPS	3,078,367	3,082,560

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in GAAP.  For the years ended June 30, 2025 and 2024, there were outstanding options to purchase 333,500 and 319,700 shares, respectively, at a weighted average share price of $11.85 per share for 2025 and $11.83 per share for 2024.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 20.	Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company has determined there have been no subsequent events that have occurred after June 30, 2025, through the date of the financial statements, that would require disclosure.

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

All of the Company’s revenue from contracts with customers in-scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment. The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended June 30, 2025 and 2024:

	At or For the Year Ended June 30,
	2025	2024
	(In Thousands)
Noninterest Income
In-scope of Topic 606:
Debit card interchange fees	$644	$619
ATM surcharge income	105	98
Service fees on deposit accounts	819	807
Loss on sale of real estate	(265)	(415)
Noninterest Income (in-scope of Topic 606)	1,303	1,109
Noninterest Income (out-of-scope of Topic 606)	702	475
Total Noninterest Income	$2,005	$1,584

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

Financial information pertaining only to Home Federal Bancorp, Inc. of Louisiana as of June 30, 2025 and 2024 is as follows:

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Balance Sheets
June 30, 2025 and 2024

	June 30,
	2025	2024
	(In Thousands)
Assets
Cash and Cash Equivalents	$1,473	$666
Investment in Subsidiary	57,819	58,883
Other Assets	14	394

Total Assets	$59,306	$59,943

Liabilities and Stockholders’ Equity
Borrowings	$4,000	$7,000
Other Liabilities	101	140
Stockholders’ Equity	55,205	52,803

Total Liabilities and Stockholders’ Equity	$59,306	$59,943

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Statements of Operations
For the Years Ended June 30, 2025 and 2024

	For the Years Ended June 30,
	2025	2024
	(In Thousands)

Equity in Undistributed Earnings of Subsidiary	$4,755	$4,542
Interest Income	4	1

Total Income	4,759	4,543

Operating Expenses	752	711
Interest Expense	350	731

Total Expense	1,102	1,442

Income Before Income Tax Benefit	3,657	3,101

Income Tax Benefit	(231)	(303)

Net Income	$3,888	$3,404

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 22.	Parent Company Financial Statements (Continued)

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Statements of Cash Flows
For the Years Ended June 30, 2025 and 2024

	For the Years Ended June 30,
	2025	2024
	(In Thousands)
Operating Activities
Net Income	$3,888	$3,404
Adjustments to Reconcile Net Income to Net
Cash Used in Operating Activities
Equity in Undistributed Earnings of Subsidiary	(4,755)	(4,542)
Decrease (Increase) in Other Assets	380	(89)
Decrease in Other Liabilities	(39)	(118)

Net Cash Used in Operating Activities	(526)	(1,345)

Financing Activities
Distribution from Subsidiary	6,500	4,500
Proceeds from Stock Options Exercised	111	374
Repayment of Borrowings	(3,000)	(1,550)
Proceeds Received from Subsidiary on Stock Compensation Programs	424	500
Company Stock Purchased	(1,073)	(487)
Dividends Paid	(1,629)	(1,569)

Net Cash Provided by Financing Activities	1,333	1,768

Increase in Cash and Cash Equivalents	807	423
Cash and Cash Equivalents, Beginning of Year	666	243

Cash and Cash Equivalents, End of Year	$1,473	$666

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2025.

(c)
No change in the Company’s internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

During the three months and year ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required herein is incorporated by reference from the sections captioned “Information with Respect to Nominees for Director, Continuing Directors, and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Delinquent Section 16(a) Reports” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2025 (“Proxy Statement”).

Code of Ethics. Home Federal Bancorp has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer, as well as directors, other officers, and employees of Home Federal Bancorp and Home Federal Bank. A copy of the Code of Ethics may be obtained without charge upon request made to Brad Ezernack, Home Federal Bank, 222 Florida Street, Shreveport, Louisiana 71105.

The Company has adopted insider trading policies and procedures (the “Insider Trading Policy”) with respect to the purchase, sale and/or other dispositions of the Company’s securities. The information required herein with respect to the Company’s Insider Trading Policy is incorporated by reference from the information contained in the section captioned “Insider Trading Policy” in the Proxy Statement. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

Item 11. Executive Compensation

The information required herein is incorporated by reference from the section captioned “Management Compensation” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management. The information required herein is incorporated by reference from the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2025.

Equity Compensation Plan Information. The following table provides information as of June 30, 2025 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2014 and 2019 Stock Incentive Plans, both of which were approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	346,800	$11.85	800
Equity compensation plans not approved by security holders	-	-	-

Total	346,800	$11.85	800

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required herein is incorporated by reference from the section captioned “Indebtedness of Management and Related Party Transactions” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2025.

Item 14. Principal Accountant Fees and Services

The information required herein is incorporated by reference from the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2025.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) The following documents are filed as part of this report and are incorporated herein by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm (Carr, Riggs & Ingram LLC, PCAOB Firm ID 213)
Consolidated Balance Sheets as of June 30, 2025 and 2024
Consolidated Statements of Operations for the Years Ended June 30, 2025 and 2024
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2025 and 2024
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2025 and 2024
Consolidated Statements of Cash Flows for the Years Ended June 30, 2025 and 2024
Notes to Consolidated Financial Statements

The following exhibits are filed as part of the Form 10-K, and this list includes the Exhibit Index:

No.	Description	Location
3.1	Articles of Incorporation of Home Federal Bancorp, Inc. of Louisiana	(1)
3.2	Bylaws of Home Federal Bancorp, Inc. of Louisiana	(1)
4.1	Form of Stock Certificate of Home Federal Bancorp, Inc. of Louisiana	(1)
4.2	Description of Securities	(2)
10.1	Amended and Restated Employment Agreement between Home Federal Bank and James R. Barlow, dated as of December 27, 2012*	(3)
10.2	Employment Agreement between Home Federal Bancorp, Inc. of Louisiana and James R. Barlow, dated as of December 27, 2012*	(3)
10.3	Amended and Restated Transition Agreement between Home Federal bank and Adalberto Cantu, Jr. dated January 8, 2025	(4)
10.4	Home Federal Bancorp. Inc. of Louisiana 2014 Stock Incentive Plan*	(5)
10.5	Supplemental Executive Retirement Agreement between Home Federal Bank and James R. Barlow, dated as of December 13, 2017*	(6)
10.6	Home Federal Bancorp, Inc. of Louisiana 2019 Stock Incentive Plan*	(7)
19.1	Insider Trading Policy	Filed Herewith
23.0	Consent of Carr, Riggs & Ingram, LLC	Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	Filed Herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed Herewith
32.0	Section 1350 Certifications	Filed Herewith
97.0	Home Federal Bancorp, Inc. of Louisiana Compensation Recovery Policy	(8)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.	Filed Herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed Herewith

*	Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on September 3, 2010 (File No. 333-169230).
(2)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K filed with the SEC on September 29, 2020 (File No. 001-35019).
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2012 (File No. 001-35019).
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2025 (File No. 001-35019).
(5)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on November 12, 2014 (File No. 001-35019).
(6)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2017 (File No. 001-35019).
(7)
Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on November 13, 2019 filed with the SEC on October 9, 2019 (File No. 001-35019).

(8)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2024 (File No. 001-35019).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: September 26, 2025	By:	/s/James R. Barlow
James R. Barlow
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James R. Barlow
James R. Barlow	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	September 26, 2025
/s/ Brad Ezernack
Brad Ezernack	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 26, 2025

/s/ Scott D. Lawrence
Scott D. Lawrence	Director	September 26, 2025

/s/ Mark M. Harrison
Mark M. Harrison	Director	September 26, 2025

/s/ Thomas Steen Trawick, Jr.
Thomas Steen Trawick, Jr.	Director	September 26, 2025

/s/ Timothy W. Wilhite, Esq.
Timothy W. Wilhite, Esq.	Director	September 26, 2025