Form 10-Q
period 2025-09-30
Home Federal Bancorp, Inc. of Louisiana
filed 2025-11-10
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

(318) 222-1145
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $0.01 per share)	HFBL	Nasdaq Stock Market, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

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

Shares of common stock, par value $0.01 per share, outstanding as of November 6, 2025: The registrant had 3,088,261 shares of common stock outstanding.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)

	September 30, 2025	June 30, 2025
	(Unaudited)
ASSETS

Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $16,563 and $10,380 at September 30, 2025 and June 30, 2025, Respectively)	$26,492	$17,347
Securities Available-for-Sale (amortized cost September 30, 2025: $39,277; June 30, 2025: $36,695, Respectively)	37,329	34,246
Securities Held-to-Maturity (fair value September 30, 2025: $50,841; June 30, 2025: $51,139, Respectively)	59,794	61,334
Other Securities	654	650
Loans Held-for-Sale	1,316	1,540
Loans Receivable, Net of Allowance for Credit Losses (September 30, 2025: $4,387; June 30, 2025: $4,484, Respectively)	464,356	461,004
Accrued Interest Receivable	1,854	1,836
Premises and Equipment, Net	17,008	17,266
Bank Owned Life Insurance	6,954	6,926
Goodwill	2,990	2,990
Core Deposit Intangible	848	915
Deferred Tax Asset	1,043	1,163
Real Estate Owned	783	970
Other Assets	1,209	1,305

Total Assets	$622,630	$609,492

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$127,441	$122,416
Interest-bearing	429,747	423,874
Total Deposits	557,188	546,290
Advances from Borrowers for Taxes and Insurance	787	543
Other Borrowings	4,000	4,000
Other Accrued Expenses and Liabilities	4,064	3,454

Total Liabilities	566,039	554,287

STOCKHOLDERS’ EQUITY

Preferred Stock - $0.01 Par Value; 10,000,000 Shares Authorized: None Issued and Outstanding	-	-
Common Stock - $0.01 Par Value; 40,000,000 Shares Authorized: 3,066,369 and 3,084,764 Shares Issued and Outstanding at September 30, 2025 and June 30, 2025, Respectively	32	32
Additional Paid-in Capital	42,259	42,187
Unearned ESOP Stock	(307)	(321)
Retained Earnings	16,146	15,241
Accumulated Other Comprehensive Loss	(1,539)	(1,934)

Total Stockholders’ Equity	56,591	55,205

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$622,630	$609,492

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months Ended
	September 30,
	2025	2024
INTEREST INCOME
Loans, including fees	$7,271	$6,895
Investment securities	13	67
Mortgage-backed securities	542	443
Other interest-earning assets	184	336
Total interest income	8,010	7,741

INTEREST EXPENSE
Deposits	2,673	3,197
Other bank borrowings	76	117
Total interest expense	2,749	3,314
Net interest income	5,261	4,427

PROVISION FOR (RECOVERY OF) CREDIT LOSSES	43	(223)
Net interest income after provision for credit losses	5,218	4,650

NON-INTEREST INCOME
Gain on sale of loans	146	96
Loss on sale of real estate	-	(254)
Income on bank owned life insurance	28	28
Service charges on deposit accounts	423	391
Other income	53	39

Total non-interest income	650	300

NON-INTEREST EXPENSE
Compensation and benefits	2,150	2,302
Occupancy and equipment	568	564
Data processing	336	219
Audit and examination fees	69	132
Franchise and bank shares tax	135	168
Advertising	29	57
Professional fees	85	117
Loan and collection	42	28
Amortization core deposit intangible	67	74
Deposit insurance premium	93	90
Other expenses	277	260
Total non-interest expense	3,851	4,011

Income before income taxes	2,017	939
PROVISION FOR INCOME TAX EXPENSE (BENEFIT)	418	(2)

NET INCOME	$1,599	$941

EARNINGS PER SHARE
Basic	$0.53	$0.31
Diluted	$0.52	$0.31

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	For the Three Months Ended September 30,
	2025	2024
	(Unaudited)

Net Income	$1,599	$941

Other Comprehensive Income, Net of Tax
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	501	1,268
Income tax effect	(106)	(266)
Total Other Comprehensive Income, Net of Tax	395	1,002

Total Comprehensive Income	$1,994	$1,943

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(In Thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(Unaudited)
BALANCE – June 30, 2024	$32	$41,739	$(408)	$14,055	$(2,615)	$52,803

ESOP Compensation Earned	-	40	29	-	-	69
Stock Options Exercised	-	19	-	-	-	19
Dividends Paid	-	-	-	(409)	-	(409)
Stock Options Vested	-	24	-	-	-	24
Company Stock Purchased	-	-	-	(182)	-	(182)
Net Income	-	-	-	941	-	941
Other Comprehensive Loss, Unrealized Gain on Debt Securities, Net of Tax	-	-	-	-	1,002	1,002

BALANCE – September 30, 2024	$32	$41,822	$(379)	$14,405	$(1,613)	$54,267

BALANCE – June 30, 2025	$32	$42,187	$(321)	$15,241	$(1,934)	$55,205

ESOP Compensation Earned	-	26	14	-	-	40
Stock Options Exercised	-	23	-	-	-	23
Dividends Paid	-	-	-	(415)	-	(415)
Stock Options Vested	-	23	-	-	-	23
Company Stock Purchased	-	-	-	(279)	-	(279)
Net Income	-	-	-	1,599	-	1,599
Other Comprehensive Loss, Unrealized Gain on Debt Securities, Net of Tax	-	-	-	-	395	395

BALANCE – September 30, 2025	$32	$42,259	$(307)	$16,146	$(1,539)	$56,591

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended September 30,
	2025	2024
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,599	$941
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
Gain on Sale of Loans	(146)	(96)
Net Amortization and Accretion on Securities	(81)	417
Amortization of Deferred Loan Fees	(13)	(15)
Amortization of Purchased Loans	(66)	(75)
Provision for (Recovery of) Loan Losses	43	(223)
Depreciation of Premises and Equipment	266	222
Loss on Sales of Real Estate	-	254
ESOP Compensation Expense	40	69
Stock Option Expense	23	24
Deferred Income Tax Expense (Benefit)	14	(295)
Increase in Cash Surrender Value on Bank Owned Life Insurance	(28)	(29)
Amortization Core Deposit Intangible	67	74
Changes in Assets and Liabilities:
Origination and Purchase of Loans Held-for-Sale	(6,399)	(6,152)
Sale and Principal Repayments on Loans Held-for-Sale	6,769	5,713
Accrued Interest Receivable	(18)	14
Other Operating Assets	96	(224)
Other Operating Liabilities	610	252

Net Cash Provided by Operating Activities	2,776	871

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net	(4,117)	17,122
Deferred Loan Fees Collected	2	4
Acquisition of Premises and Equipment	(8)	(12)
Proceeds from Sale of Premises and Equipment	-	28
Proceeds from Sale of Real Estate	996	70
Improvements to Real Estate Owned Prior to Disposition	(10)	(28)
Changes in Federal Home Loan Bank Stock	(4)	(19)
Activity in Available-for-Sale Securities:
Principal Payments on Securities	1,891	1,977
Purchase of Mortgage-Backed Securities	(4,386)	(4,016)
Activity in Held-to-Maturity Securities:
Principal Payments on Mortgage-Backed Securities	1,534	1,495

Net Cash (Used in) Provided by Investing Activities	(4,102)	16,621

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands)

	Three Months Ended
	September 30,
	2025	2024
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	$10,898	$(9,447)
Dividends Paid	(415)	(409)
Company Stock Purchased	(279)	(182)
Net Increase in Advances from Borrowers for Taxes and Insurance	244	123
Repayments of Other Bank Borrowings	-	(1,500)
Proceeds from Stock Options Exercised	23	19

Net Cash Provided by (Used in) Financing Activities	10,471	(11,396)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,145	6,096

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$17,347	$34,948

CASH AND CASH EQUIVALENTS - END OF PERIOD	$26,492	$41,044

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$2,694	$3,291
Transfer from Loans to Other Real Estate Owned	799	-
Income Taxes Paid	140	-

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (“Home Federal Bank” or the “Bank”).  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 2025 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2026. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended June 30, 2025 (the "Company's 2025 Form 10-K").

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the statement of financial condition date for potential recognition in the consolidated financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the statement of financial condition date are recognized in the consolidated financial statements as of September 30, 2025.  In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred through the date these consolidated financial statements were issued.

Segment Reporting

The Company determined that all of its banking operations serve a similar customer base, offer similar products and services, and are managed through similar processes. Therefore, the Company’s banking operations are aggregated into one reportable operating segment, which generates income principally from interest on loans and, to a lesser extent, securities investments, as well as from fees charged in connection with various loan and deposit services. The Chief Operating Decision Maker (“CODM”), is the President and Chief Executive Officer, who for the purposes of assessing performance, making operating decisions, and allocating Company resources, regularly reviews net income as reported in the accompanying consolidated statements of operations. The level of disaggregation and amounts of significant segment income and expenses that are regularly provided to the CODM are the same as those presented in the accompanying consolidated statements of operations. Likewise, the measure of segment assets is reported on the accompanying consolidated balance sheets as total assets.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for credit losses.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.          Summary of Accounting Policies (continued)

Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana.  The Bank is a federally chartered stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank’s customers by ten full-service banking offices and home office, located in Caddo, Bossier and Webster Parishes, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City-Minden combined statistical area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of September 30, 2025, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

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

The Company held no trading securities as of September 30, 2025 and June 30, 2025.

Purchase premiums and discounts are recognized in interest income using the interest method over the term of the securities. Securities are periodically reviewed for impairment. For debt securities in an unrealized loss position, the Company evaluates  the securities to determine whether the decline is in the fair value below amortized cost basis (impairment) is due to credit or non-credit related factors.  Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes.  For available for sale investments, credit related impairment is recognized as an allowance for credit losses (“ACL”) on the balance sheet, limited to the amount by which the amortized cost basis exceeds to the fair value, with a corresponding adjustment to earnings. For held to maturity investments, credit related impairment is recognized as an ACL on the balance sheet, for the entire amount of credit loss, with a corresponding adjustment to earnings.   Both the ACL and the adjustment to net income may be reversed if conditions change.  However, if the Company intends to sell an impaired available for sale security, or more likely than not will be required to sell such security before recovering the amortized cost basis, the entire impairment amount must be recognized in earnings with a corresponding adjustment to the security's amortized cost basis.  Because the security's amortized cost basis is adjusted to fair value, there is no ACL is such situation.  Accrued interest is receivable is excluded from the estimate of credit losses.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.          Summary of Accounting Policies (continued)

Securities (continued)

In evaluating securities in unrealized loss positions, for impairment and the criteria regarding intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by federal governments or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial conditions, among other factors.

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

Loans Receivable

Loans receivable are stated as unpaid principal balances less ACL and unamortized deferred loan fees.  Net nonrefundable fees (loan origination fees, commitment fees, discount points) and costs associated with lending activities are being deferred and subsequently amortized into income as an adjustment of yield on the related interest earning assets using the interest method.  Interest income on contractual loans receivable is recognized on the accrual method.  Unearned discount on property improvement and automobile loans is deferred and amortized on the interest method over the life of the loan.

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

Off Balance Sheet Credit Exposures. The ACL for off balance sheet credit exposures is recorded in other liabilities on the Consolidated Balance Sheet. This ACL represents management’s estimate of expected losses in its unfunded loan commitments and other off balance sheet credit exposures, such as letters of credit and credit recourse on sold residential mortgage loans. The allowance for credit losses specific to unfunded commitments is determined by estimating future draws and applying the expected loss rates on those draws. Future draws are based on historical averages of utilization rates (i.e., the likelihood of draws taken). The ACL for off balance sheet credit exposures is increased or decreased by charges or reductions to expense, through the provision for credit losses. In addition to the ACL on loans held for investment, CECL requires a balance sheet liability for unfunded commitments, which is recognized if both of the following conditions are met: (1) the Company has a present contractual obligation to extend credit; and (2) the obligation is not unconditionally cancellable by the Company. Based on the language within the standard loan documents prepared for each Home Federal Bank commitment, all unfunded commitments are considered unconditionally cancellable and thus no CECL ACL is allocated.

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Bank has entered into commitments to extend credit.  Such financial instruments are recorded when they are funded.

Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held-for-sale and carried at the lower of cost or current fair value minus estimated costs to sell as of the date of foreclosure.  Cost is defined as the lower of the fair value of the property or the recorded investment in the loan.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.

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

Stock-Based Compensation

GAAP requires all share-based payments to employees, including grants of employee stock options and share awards, to be recognized as expense in the consolidated statements of income based on their fair values.  The amount of compensation is measured at the fair value of the options or share awards when granted, and this cost is expensed over the required service period, which is normally the vesting period of the options or share awards.

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

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.          Securities

The amortized cost and fair value of securities with gross unrealized gains and losses follows:

	September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
		(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$12,246	$40	$525	$11,761
FNMA Mortgage-Backed Certificates	20,573	76	1,005	19,644
GNMA Mortgage-Backed Certificates	6,458	73	607	5,924

Total Debt Securities	39,277	189	2,137	37,329

Total Securities Available-for-Sale	$39,277	$189	$2,137	$37,329

Securities Held-to-Maturity

Debt Securities
FHLMC Mortgage-Backed Certificates	$24,525	$-	$3,779	$20,746
FNMA Mortgage-Backed Certificates	33,433	-	5,073	28,360
GNMA Mortgage-Backed Certificates	583	-	54	529

Total Debt Securities	58,541	-	8,906	49,635

Municipal Bonds	1,253	-	47	1,206

Total Securities Held-to-Maturity	$59,794	$-	$8,953	$50,841

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.          Securities (continued)

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$11,038	$20	$627	$10,431
FNMA Mortgage-Backed Certificates	19,180	9	1,228	17,961
GNMA Mortgage-Backed Certificates	6,112	47	670	5,489

Total Debt Securities	36,330	76	2,525	33,881

Municipal Bonds	365	-	-	365

Total Securities Available-for-Sale	$36,695	$76	$2,525	$34,246

Securities Held-to-Maturity

Debt Securities
FHLMC Mortgage-Backed Certificates	$25,201	$-	$4,372	$20,829
FNMA Mortgage-Backed Certificates	34,286	-	5,709	28,577
GNMA Mortgage-Backed Certificates	588	-	59	529

Total Debt Securities	60,075	-	10,140	49,935

Municipal Bonds	1,259	-	55	1,204

Total Securities Held-to-Maturity	$61,334	$-	$10,195	$51,139

The amortized cost and fair value of securities by contractual maturity at September 30, 2025 follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Debt Securities
One through Five Years	$894	$876	$-	$-
After Five through Ten Years	7,442	7,059	374	367
Over Ten Years	30,941	29,394	58,167	49,268
	39,277	37,329	58,541	49,635

Municipal Bonds
Within One Year or Less	$-	$-	$204	$202
After Five through Ten Years	-	-	1,049	1,004
	-	-	1,253	1,206

Total	$39,277	$37,329	$59,794	$50,841

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

Municipal Bonds
Within One Year or Less	365	365	205	202
After Five through Ten Years	-	-	1,054	1,002
	365	365	1,259	1,204

Total	$36,695	$34,246	$61,334	$51,139

The following tables show information pertaining to gross unrealized losses on securities available-for-sale and held-to-maturity at September 30, 2025 and June 30, 2025 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	September 30, 2025
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available-for-Sale

Mortgage-Backed Securities	$34	$2,329	$2,103	$22,975

Total Securities Available-for-Sale	$34	$2,329	$2,103	$22,975

	September 30, 2025
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Held-to-Maturity

Mortgage-Backed Securities	$-	$-	$8,906	$49,635
Municipals	-	-	47	1,206

Total Securities Held-to-Maturity	$-	$-	$8,953	$50,841

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

At September 30, 2025, the Company’s security portfolio consisted of 80 securities, 50 of which were in an unrealized loss position. At June 30, 2025, the Company’s security portfolio consisted of 74 securities, 53 of which were in an unrealized loss position. The unrealized losses on the Company’s investment in mortgage-backed securities at September 30, 2025 and June 30, 2025 were caused by interest rate changes. The contractual cash flows of these investments are guaranteed by agencies of the U.S. government.  Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2025.

At September 30, 2025 and June 30, 2025, securities with a carrying value of $23.921 million and $24.517 million, respectively, were pledged to secure certain deposits, borrowings, and other liabilities.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.          Loans Receivable

Loans receivable are summarized as follows:

	September 30, 2025	June 30, 2025
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$171,553	$174,978
Commercial	140,019	138,920
Multi-Family Residential	33,472	32,283
Land	42,291	30,054
Construction	5,056	11,226
Equity and Second Mortgage	2,736	2,520
Equity Lines of Credit	20,494	20,354

Total Mortgage Loans	415,621	410,335

Commercial Loans	52,314	54,138
Consumer Loans
Loans on Savings Accounts	529	381
Other Consumer Loans	373	739

Total Consumer Other Loans	902	1,120
Total Loans	468,837	465,593

Less: Allowance for Credit Losses	(4,387)	(4,484)
Unamortized Loan Fees	(94)	(105)

Net Loans Receivable	$464,356	$461,004

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

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, as of September 30, 2025:

	Term Loans Amortized Cost by Origination Year						Revolving
As of September 30, 2025	2025	2024	2023	2022	2021	Prior	Lines	Total
	(In Thousands)
One-to-four family residential
Risk rating
Pass	$16,220	$19,409	$38,942	$33,496	$29,612	$26,688	$-	$164,367
Pass watch	1,613	1,375	517	1,136	254	482	-	5,377
Special mention	-	39	-	-	377	251	-	667
Substandard	-	-	322	241	500	79	-	1,142
Total one-to-four family residential	$17,833	$20,823	$39,781	$34,873	$30,743	$27,500	$-	$171,553
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial
Risk rating
Pass	$32,364	$11,752	$14,423	$30,276	$35,295	$12,920	$-	$137,030
Pass watch	2,389	81	99	403	-	-	-	2,972
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	17	-	-	-	17
Total commercial	$34,753	$11,833	$14,522	$30,696	$35,295	$12,920	$-	$140,019
Current period gross charge-offs	$-	$-	$-	$-	$145	$-	$-	$145

Multi-family residential
Risk rating
Pass	$4,796	$3,934	$121	$4,858	$928	$15,806	$-	$30,443
Pass watch	1,207	-	1,822	-	-	-	-	3,029
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total multi-family residential	$6,003	$3,934	$1,943	$4,858	$928	$15,806	$-	$33,472
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Land
Risk rating
Pass	$16,429	$13,450	$3,105	$2,549	$3,535	$955	$-	$40,023
Pass watch	255	1,981	-	-	8	-	-	2,244
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	24	-	-	-	24
Total land	$16,684	$15,431	$3,105	$2,573	$3,543	$955	$-	$42,291
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

	Term Loans Amortized Cost by Origination Year
As of September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Lines	Total
	(In Thousands)

Construction
Risk rating
Pass	$1,793	$2,518	$-	$-	$-	$-	$-	$4,311
Pass watch	-	745	-	-	-	-	-	745
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction	$1,793	$3,263	$-	$-	$-	$-	$-	$5,056
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Equity loans and lines of credit
Risk rating
Pass	$350	$571	$483	$630	$94	$359	$20,197	$22,684
Pass watch	-	-	10	-	-	-	-	10
Special mention	-	-	-	-	-	-	72	72
Substandard	-	-	239	-	-	-	225	464
Total home equity and lines of credit	$350	$571	$732	$630	$94	$359	$20,494	$23,230
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial loans
Risk rating
Pass	$11,635	$19,210	$7,031	$3,641	$2,610	$4,121	$-	$48,248
Pass watch	759	8	63	52	-	-	-	882
Special mention	2,401	169	577	-	-	-	-	3,147
Substandard	-	-	-	23	14	-	-	37
Total commercial loans	$14,795	$19,387	$7,671	$3,716	$2,624	$4,121	$-	$52,314
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans
Risk rating
Pass	$245	$288	$108	$76	$1	$149	$-	$867
Pass watch	-	-	-	-	-	-	-	-
Special mention	-	28	-	-	-	-	-	28
Substandard	-	-	7	-	-	-	-	7
Total consumer loans	$245	$316	$115	$76	$1	$149	$-	$902
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk rating
Pass	$83,832	$71,132	$64,213	$75,526	$72,075	$60,998	$20,197	$447,973
Pass watch	6,223	4,190	2,511	1,591	262	482	-	15,259
Special mention	2,401	236	577	-	377	251	72	3,914
Substandard	-	-	568	305	514	79	225	1,691
Total	$92,456	$75,558	$67,869	$77,422	$73,228	$61,810	$20,494	$468,837
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$145

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, as of June 30, 2025:

	Term Loans Amortized Cost by Origination Year
As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Lines	Total
	(In Thousands)
One-to-four family residential
Risk rating
Pass	$12,456	$20,344	$40,116	$35,296	$30,282	$28,952	$-	$167,446
Pass and Watch	1,072	1,358	1,088	1,379	257	629		5,783
Special mention	-	40	-	-	379	314	-	733
Substandard	-	-	268	252	496	-	-	1,016
Total one-to-four family residential	$13,528	$21,742	$41,472	$36,927	$31,414	$29,895	$-	$174,978
Current period gross charge-offs	$-	$-	$34	$-	$-	$-	$-	$34

Commercial
Risk rating
Pass	$21,880	$12,736	$17,394	$32,791	$36,221	$13,823	$-	$134,845
Pass and Watch	114	2,488	98	408	-	-	-	3,108
Substandard	-	-	-	19	948	-	-	967
Total commercial	$21,994	$15,224	$17,492	$33,218	$37,169	$13,823	$-	$138,920
Current period gross charge-offs	$-	$-	$154	$-	$90	$-	$-	$244

Multi-family residential
Risk rating
Pass	$498	$6,854	$1,969	$4,871	$942	$15,942	$-	$31,076
Pass and Watch	1,207	-	-	-	-	-	-	1,207
Total multi-family residential	$1,705	$6,854	$1,969	$4,871	$942	$15,942	$-	$32,283
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Land
Risk rating
Pass	$8,405	$8,380	$3,044	$3,262	$3,505	$994	$-	$27,590
Pass and Watch	79	2,376	-	-	9	-	-	2,464
Total land	$8,484	$10,756	$3,044	$3,262	$3,514	$994	$-	$30,054
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk rating
Pass	$7,192	$3,054	$-	$-	$-	$-	$-	$10,246
Pass and Watch	-	980	-	-	-	-	-	980
Total construction	$7,192	$4,034	$-	$-	$-	$-	$-	$11,226
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Equity loans and lines of credit
Risk rating
Pass	$46	$582	$629	$639	$96	$376	$19,823	$22,191
Pass and Watch	-	-	10	-	-	-	234	244
Special mention	-	-	-	-	-	-	72	72
Substandard	-	-	142	-	-	-	225	367
Total home equity and lines of credit	$46	$582	$781	$639	$96	$376	$20,354	$22,874
Current period gross charge-offs	$-	$-	$-	$-	$7	$17	$-	$24

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

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The following tables present an aging analysis of past due loans, segregated by class of loans, as of September 30, 2025 and June 30, 2025:

September 30, 2025	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$226	$375	$932	$1,533	$170,020	$171,553	$364
Commercial	99	-	-	99	139,920	140,019	-
Multi-Family Residential	-	-	-	-	33,472	33,472	-
Land	-	142	24	166	42,125	42,291	-
Construction	-	-	-	-	5,056	5,056	-
Equity and Second Mortgage	-	-	239	239	2,497	2,736	-
Equity Lines of Credit	-	-	225	225	20,269	20,494	-
Commercial Loans	15	-	23	38	52,276	52,314	-
Consumer Loans	3	29	-	32	870	902	-

Total	$343	$546	$1,443	$2,332	$466,505	$468,837	$364

June 30, 2025	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$174	$853	$963	$1,990	$172,988	$174,978	$252
Commercial	99	-	967	1,066	137,854	138,920	-
Multi-Family Residential	-	-	-	-	32,283	32,283	-
Land	17	-	-	17	30,037	30,054	-
Construction	-	-	-	-	11,226	11,226	-
Equity and Second Mortgage	-	-	142	142	2,378	2,520	-
Equity Lines of Credit	48	-	225	273	20,081	20,354	-
Commercial Loans	8	-	38	46	54,092	54,138	-
Consumer Loans	29	-	-	29	1,091	1,120	-

Total	$375	$853	$2,335	$3,563	$462,030	$465,593	$252

There was no interest income recognized on non-accrual loans during the three months ended September 30, 2025 or the year ended June 30, 2025. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the three months ended September 30, 2025 and the year ended June 30, 2025 was approximately $36,000 and $113,000, respectively.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The change in the allowance for credit losses by loan portfolio class and recorded investment in loans for the three months ended September 30, 2025 and year ended June 30, 2025 was as follows:

	Real Estate Loans
September 30, 2025	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for credit losses:
Beginning Balances	$2,202	$1,202	$113	$165	$74	$182	$538	$8	$4,484
Charge-Offs	-	(145)	-	-	-	-	-	-	(145)
Recoveries	-	1	-	1	-	2	1	-	5
Current Provision	(96)	59	4	124	(39)	23	(44)	12	43
Ending Balances	$2,106	$1,117	$117	$290	$35	$207	$495	$20	$4,387

	Real Estate Loans
June 30, 2025	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
				(In Thousands)
Allowance for credit losses:
Beginning Balances	$2,346	$1,088	$130	$175	$103	$165	$548	$19	$4,574
Charge-Offs	(34)	(244)	-	-	-	(24)	(2)	(19)	(323)
Recoveries	351	-	-	1	-	5	2	-	359
Current Provision	(461)	358	(17)	(11)	(29)	36	(10)	8	(126)
Ending Balances	$2,202	$1,202	$113	$165	$74	$182	$538	$8	$4,484

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.          Loans Receivable (continued)

Credit Quality Indicators (continued)

The Company held loans that were individually evaluated for credit losses at September 30, 2025 and June 30, 2025 for which the repayment, on the basis of our assessment at the reporting date, is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty.  The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date.  The following describes the types of collateral that secure collateral dependent loans:

•	One-to four-family first mortgages are primarily secured by first liens on residential real estate.
•
Commercial real estate loans are primarily secured by office and industrial buildings, warehouses, retail shopping facilities and various special purpose properties, including self-storage facilities, hotels and restaurants.

•	Multi-family loans are primarily secured by residential property that include five or more housing units.
•	Construction and land loans are primarily secured by residential and commercial properties, which are under construction and/or redevelopment, and by raw land.
•	Home equity loans and lines are primarily secured by first and junior liens on residential real estate.
•	Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.
•	Consumer loans considered collateral dependent are primarily secured by titled vehicles.

The following table presents loans individually evaluated for impairment, segregated by class of loans, as of September 30, 2025 and June 30, 2025:

	September 30, 2025		June 30, 2025
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,107	$113	$2,234	$97
Commercial	17	-	1,081	102
Land	109	15	115	4
Home Equity Loans and Lines of Credit	464	-	367	-
Commercial Loans	44	2	45	2
Consumer Loans	12	1	15	1

Total	$2,753	$131	$3,857	$206

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status. As of September 30, 2025, there were no residential loans in the process of foreclosure.

As of September 30, 2025, there were no loans whose terms were modified for borrowers who may be experiencing financial difficulties.

At September 30, 2025 and June 30, 2025, accrued interest receivable on loans was $1.673 million and $1.624 million, respectively, and included within accrued interest receivable on the consolidated balance sheets.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.          Deposits

Deposits at September 30, 2025 and June 30, 2025 consist of the following classifications:

	September 30, 2025	June 30, 2025
	(In Thousands)
Non-Interest Bearing	$127,441	$122,416
NOW Accounts	68,789	67,119
Money Markets	68,923	73,771
Passbook Savings	91,761	95,627
	356,914	358,933

Certificates of Deposit	200,274	187,357

Total Deposits	$557,188	$546,290

5.          Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three months ended September 30, 2025 and 2024 were calculated as follows:

	Three Months Ended September 30,
	2025	2024
	(In Thousands, Except Per Share Data)

Net income	$1,599	$941

Weighted average shares outstanding – basic	3,008	3,058
Effect of dilutive common stock equivalents	40	14
Adjusted weighted average shares outstanding – diluted	3,048	3,072

Basic earnings per share	$0.53	$0.31
Diluted earnings per share	$0.52	$0.31

For the three months ended September 30, 2025 and 2024, there were outstanding options to purchase 331,500 and 317,852 shares, respectively, at a weighted average exercise price of $11.85 and $11.85 per share, respectively. For the quarter ended September 30, 2025 and 2024, 40,255 options and 13,430 options, respectively, were included in the computation of diluted earnings per share.

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended September 30,
	2025	2024
	(In Thousands)

Average common shares issued	6,125	6,125
Average unearned ESOP shares	(63)	(79)
Average Company stock purchased	(3,054)	(2,988)

Weighted average shares outstanding	3,008	3,058

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.          Stock-Based Compensation

Stock Incentive Plans

On November 12, 2014, the stockholders of the Company approved the adoption of the Company’s 2014 Stock Incentive Plan (the 2014 Stock Incentive Plan) for the benefit of employees and non-employee directors as an incentive to contribute to the success of the Company and to reward employees for outstanding performance and the attainment of targeted goals.  The 2014 Stock Incentive Plan covers a total of 300,000 shares (as adjusted), of which no more than 75,000 shares (as adjusted), or 25% of the plan, may be share awards.  The balance of the plan is reserved for stock option awards which would total 225,000 (as adjusted) stock options assuming all the stock awards are issued. All incentive stock options granted under the 2014 Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  On January 31, 2024, the Company granted a total of 4,000 stock options to a key employee vesting ratably over three years commencing February 1, 2024. On July 24, 2024, the Company granted a total of 1,600 plan share awards and 23,000 stock options to directors, officers and key employees vesting ratably over five years. The 2014 Stock Incentive Plan cost is recognized over the five year vesting period. The 2014 Stock Incentive Plan terminated on August 13, 2024, however, the 1,280 plan share awards and 153,600 outstanding options as of September 30, 2025 will remain in effect for the remainder of their five-year vesting and original ten year terms, respectively. A total of 117,600 stock options granted on October 26, 2015, that were due to expire on October 26, 2025, was exercised in October, 2025.

On November 13, 2019, the stockholders of the Company approved the adoption of the Company’s 2019 Stock Incentive Plan (the “2019 Stock Incentive Plan,” together with the 2014 Stock Incentive Plan, the “Stock Incentive Plans”) which provides for a total of 250,000 shares (as adjusted) reserved for future issuance as stock awards or stock options. No more than 62,500 shares (as adjusted), or 25%, may be granted as stock awards.  The balance of the plan is reserved for stock option awards. The Stock Incentive Plans costs are recognized over the five year vesting period.  As of September 30, 2025, there are no plan share awards and 800 stock options available for future grants under the 2019 Stock Incentive Plan.

For the three months ended September 30, 2025 and 2024, compensation expense charged to operations for stock options granted under the Stock Incentive Plans was $23,000 and $26,000, respectively.

7.          Related Party Transactions

In the ordinary course of business, the Bank makes loans to its directors and officers.  These loans are made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and do not involve more than normal credit risk or present other unfavorable features. Certain directors and executive officers were indebted to the Bank in the approximate aggregate amount of $4.443 million and $4.383 million at September 30, 2025 and June 30, 2025.

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

Other Real Estate Owned
Other real estate owned, which is obtained through the foreclosure process, is valued utilizing the appraised collateral value. Collateral values are estimated using level II inputs based on observable market data or Level III inputs based on customizing discounting criteria.

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

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.          Fair Value Disclosures (continued)

At September 30, 2025 and June 30, 2025, the carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2025
	Carrying	Estimated
	Value	Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$26,492	$26,492	$26,492	$-	$-
Debt Securities Available-for-Sale	37,329	37,329	-	37,329	-
Securities Held-to-Maturity	59,794	50,841	-	50,841	-
Other Securities	654	654	-	-	654
Loans Held-for-Sale	1,316	1,316	-	1,316	-
Loans Receivable, Net	464,356	443,460	-	-	443,460

Financial Liabilities
Deposits	$557,188	$556,019	$-	$556,019	$-
Other Borrowings	4,000	4,000	-	4,000	-

	June 30, 2025
	Carrying	Estimated
	Value	Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$17,347	$17,347	$17,347	$-	$-
Debt Securities Available-for-Sale	34,246	34,246	-	34,246	-
Securities Held-to-Maturity	61,334	51,139	-	51,139	-
Other Securities	650	650	-	-	650
Loans Held-for-Sale	1,540	1,540	-	1,540	-
Loans Receivable, Net	461,004	440,812	-	-	440,812

Financial Liabilities
Deposits	$546,290	$544,944	$-	$544,944	$-
Other Borrowings	4,000	4,000	-	4,000	-

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

Fair values of assets and liabilities measured on a recurring basis at September 30, 2025 and June 30 2025 are as follows:

	Fair Value Measurements
September 30, 2025	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$-	$11,761	$-	$11,761
FNMA	-	19,644	-	19,644
GNMA	-	5,924	-	5,924

Total	$-	$37,329	$-	$37,329

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.          Fair Value Disclosures (continued)

	Fair Value Measurements
June 30, 2025	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$-	$10,431	$-	$10,431
FNMA	-	17,961	-	17,961
GNMA	-	5,489	-	5,489
Municipal Bonds	-	365	-	365

Total	$-	$34,246	$-	$34,246

Fair values of assets and liabilities measured on a non-recurring basis at September 30, 2025 and June 30, 2025 are as follows:

	Fair Value Measurements
September 30, 2025	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans,
Net of Allowance	$-	$-	$1,516	$1,516

Other Real Estate Owned,
Net of Allowance	$-	$-	$783	$783

Total	$-	$-	$2,299	$2,299

	Fair Value Measurements
June 30, 2025	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans,
Net of Allowance	$-	$-	$2,502	$2,502

Other Real Estate Owned,
Net of Allowance	$-	$-	$970	$970

Total	$-	$-	$3,472	$3,472

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

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.          Leases (continued)

At September 30, 2025 and June 30 2025, the carrying amounts of the ROU assets and corresponding lease liabilities were as follows:

(In Thousands)		September 30, 2025	June 30, 2025
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other Assets	$795	$799
Total Lease Right-of-Use Assets		$795	$799

Lease Liabilities
Operating lease liabilities	Other Accrued Expenses and Liabilities	$855	$856
Total Lease Liabilities		$855	$856

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

	September 30, 2025	June 30, 2025
Weighted-average remaining lease term
Operating leases	33.1 years	33.4 years

Weighted-average discount rate
Operating leases	3.00%	3.00%

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

There were no changes made to the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Discussion of Financial Condition Changes from June 30, 2025 to September 30, 2025

General

At September 30, 2025, the Company reported total assets of $622.630 million, an increase of $13.138 million, or 2.2%, compared to total assets of $609.492 million at June 30, 2025. The increase in assets resulted from increases in cash and cash equivalents of $9.145 million, or 52.7%, from 17.347 million at June 30, 2025 to $26.492 million at September 30, 2025, net loans receivable of $3.352 million, or 0.7%, from $461.004 million at June 30, 2025 to $464.356 million at September 30, 2025, investment securities of $1.547 million, or 1.6%, from $96.230 million at June 30, 2025 to $97.777 million at September 30, 2025, bank owned life insurance of $28,000, or 0.4%, from $6.926 million at June 30, 2025 to $6.954 million at September 30, 2025, and accrued interest receivable of $18,000, or 1.0%, from $1.836 million at June 30, 2025 to $1.854 million at September 30, 2025, partially offset by decreases in premises and equipment, net, of $258,000, or 1.5%, from $17.266 million at June 30, 2025 to $17.008 million at September 30, 2025, loans-held-for-sale of $224,000, or 14.5%, from $1.540 million at June 30, 2025 to $1.316 million at September 30, 2025, real estate owned of $187,000, or 19.3% from $970,000 at June 30, 2025 to $783,000 at September 30, 2025, deferred tax asset of $120,000, or 10.3%, from $1.163 million at June 30, 2025 to $1.043 million at September 30, 2025, other assets of $96,000, or 7.4%, from $1.305 million at June 30, 2025 to $1.209 million at September 30, 2025, and core deposit intangible of $67,000, or 7.3%, from $915,000 at June 30, 2025 to $848,000 at September 30, 2025.

Cash and Cash Equivalents

Cash and cash equivalents increased $9.145 million, or 52.7%, from $17.347 million at June 30, 2025 to $26.492 million at September 30, 2025. The increase in cash and cash equivalents was primarily due to increases in deposits.

Loans Receivable, Net

Loans receivable, net, increased by $3.352 million, or 0.7%, to $464.356 million at September 30, 2025 compared to $461.004 million at June 30, 2025.  The increase in loans receivable, net was primarily due to increases in land loans of $12.237 million, multi-family residential loans of $1.189 million, commercial real estate loans of $1.099 million, equity and second mortgage loans of $216,000, and equity line-of-credit loans of $140,000, partially offset by decreases in construction loans of $6.170 million, one-to-four-family residential loans of $3.425 million, commercial non-real estate loans of $1.824 million, and consumer loans of $218,000.

Loans Held-for-Sale

Loans held-for-sale decreased $224,000, from $1.540 million at June 30, 2025 to $1.316 million at September 30, 2025.

Investment Securities

Investment securities amounted to $97.777 million at September 30, 2025, compared to $96.230 million at June 30, 2025, an increase of $1.547 million, or 1.6%.  The increase in investment securities was primarily due to security purchases of $4.386 million and a $501,000 decrease in market value losses on available-for-sale securities, partially offset by $3.425 million principal repayments on mortgage backed securities.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Discussion of Financial Condition Changes from June 30, 2025 to September 30, 2025 (continued)

Premises and Equipment, Net

Premises and equipment, net decreased $258,000, or 1.5%, to $17.008 million at September 30, 2025 compared to $17.266 million at June 30, 2025.

Asset Quality

At September 30, 2025, the Company had $2.225 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $3.305 million of non-performing assets at June 30, 2025, consisting of seven one-to-four family residential loans, three home equity loans, one commercial non-real estate loan, one land loan, and one single-family residence in other real estate owned at September 30, 2025, compared to six one-to-four family residential loans, two home equity loans, three commercial non-real estate loans, two commercial real estate loans and one single-family residences in other real estate owned at June 30, 2025.  At September 30, 2025 the Company had ten one-to-four family residential loans, three home equity loans, three commercial non-real estate loans, one commercial real estate loans, one land loan and one consumer loan classified as substandard, compared to eight one-to-four family residential loans, five commercial non-real estate loans, two home equity loans, two commercial real estate loans and one consumer loan classified as substandard at June 30, 2025.  There were no loans classified as doubtful at September 30, 2025 or June 30, 2025.

Total Liabilities

Total liabilities increased $11.752 million, or 2.1%, from $554.287 million at June 30, 2025 to $566.039 million at September 30, 2025. The increase in liabilities resulted from increases in total deposits of $10.898 million, or 2.0%, from $546.290 million at June 30, 2025 to $557.188 million at September 30, 2025, other accrued expenses and liabilities of $610,000, or 17.7%, from $3.454 million at June 30, 2025 to $4.064 million at September 30, 2025, and advances from borrowers for taxes and insurance of $244,000, or 44.9%, from $543,000 at June 30, 2025 to $787,000 at September 30, 2025. The increase in deposits resulted from increases in certificates of deposit of $12.917 million, or 6.9%, from $187.357 million at June 30, 2025 to $200.274 million at September 30, 2025, non-interest deposits of $5.025 million, or 4.1%, from $122.416 million at June 30, 2025 to $127.441 million at September 30, 2025, and NOW accounts of $1.670 million, or 2.5%, from $67.119 million at June 30, 2025 to $68.789 million at September 30, 2025, partially offset by decreases in money market deposits of $4.848 million, or 6.6%, from $73.771 million at June 30, 2025 to $68.923 million at September 30, 2025, and savings deposits of $3.866 million, or 4.0%, from $95.627 million at June 30, 2025 to $91.761 million at September 30, 2025. The Company had no balances in brokered deposits at September 30, 2025 or June 30, 2025.

Stockholders’ Equity

Stockholders’ equity increased $1.386 million, or 2.5%, from $55.205 million at June 30, 2025 to $56.591 million at September 30, 2025. The increase in stockholders’ equity resulted from net income for the quarter ended September 30, 2025 of $1.599 million, a decrease in the Company’s accumulated other comprehensive loss of $395,000, the vesting of restricted stock awards, stock options, and the release of employee stock ownership plan shares totaling $63,000, and proceeds from the issuance of common stock from the exercise of stock options of $23,000, partially offset by dividends paid totaling $415,000, and stock repurchases of $279,000.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Discussion of Financial Condition Changes from June 30, 2025 to September 30, 2025 (continued)

Regulatory Capital

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency (“OCC”).  At September 30, 2025, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements. At September 30, 2025, Home Federal Bank exceeded each of its capital requirements with common equity tier 1, tier 1 capital, total capital, leverage, and tangible capital ratios of 13.33%, 13.33%, 14.35%, 9.35%, and 9.35%, respectively.

Comparison of Operating Results for the Three Months Ended September 30, 2025 and 2024

General

The increase in net income for the three months ended September 30, 2025, as compared to the same period in 2024, resulted from an increase of $834,000, or 18.8%, in net interest income, an increase of $350,000, or 116.7%, in non-interest income, a decrease of $160,000, or 4.0%, in non-interest expense, partially offset by an increase of $420,000 in the provision for income taxes, and an increase of $266,000, or 119.3%, in the provision for credit losses.

Net Interest Income

The increase in net interest income for the three months ended September 30, 2025, as compared to the same period in 2024, resulted from a decrease of $565,000, or 17.0%, in total interest expense and an increase of $269,000, or 3.5%, in total interest income.  The Company’s average interest rate spread was 2.99% for the three months ended September 30, 2025, compared to 2.23% for the three months ended September 30, 2024. The Company’s net interest margin was 3.63% for the three months ended September 30, 2025, compared to 2.98% for the three months ended September 30, 2024.

Provision for Credit Losses

The increase in the provision for credit losses was primarily due to a $223,000 recovery for the three months ended September 30, 2024, resulting from a decrease in net loans receivable during the period.

Non-interest Income

The $350,000 increase in non-interest income for the three months ended September 30, 2025, compared to the prior year quarterly period, resulted from a decrease of $254,000 in loss on sale of real estate, an increase of $50,000 in gain on sale of loans, an increase of $32,000 in service charges on deposit accounts, and an increase of $14,000 in other non-interest income. The $254,000 loss on sale of real estate for the prior year related to a one-to-four family residence in other real estate owned that was sold during the period.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Comparison of Operating Results for the Three Months Ended September 30, 2025 and 2024 (continued)

Non-interest Expense

The $160,000 decrease in non-interest expense for the three months ended September 30, 2025, compared to the same period in 2024, resulted from decreases of $152,000 in compensation and benefits expense, $63,000 in audit and examination fees, $33,000 in franchise and bank shares tax, $32,000 in professional fees, $28,000 in advertising expense, $7,000 in amortization of core deposit intangible expense, partially offset by increases of $117,000 in data processing expense, $17,000 in other non-interest expense, $14,000 in loan and collection expense, $4,000 in occupancy and equipment expense, and $3,000 in deposit insurance premium expense.

The aggregate compensation expense recognized by the Company for its Stock Options, Share Awards and employee stock ownership plan, amounted to $96,000 and $122,000 for the three months ended September 30, 2025 and September 30, 2024, respectively.

The Louisiana bank shares tax is assessed on the Bank’s equity and earnings. For the three months ended September 30, 2025, the Company recognized franchise and bank shares tax expense of $135,000 compared to $168,000, for the same period in 2024.

Income Taxes

Income taxes amounted to $418,000 for the three months ended September 30, 2025, resulting in an effective tax rate of 20.7%. The $2,000 recovery for income taxes for the three months ended September 30, 2024, was due to an audit adjustment for the year ending June 30, 2024.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Comparison of Operating Results for the Three Months Ended September 30, 2025 and 2024 (continued)

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

	Three Months Ended September 30,
	2025			2024
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$463,931	$7,271	6.22%	$466,170	$6,895	5.87%
Investment securities	96,390	555	2.28	96,749	510	2.09
Interest-earning deposits	15,105	184	4.83	25,617	336	5.20
Total interest-earning assets	575,426	8,010	5.52%	588,536	7,741	5.22%
Non-interest-earning assets	39,797			39,968
Total assets	$615,223			$628,504
Interest-bearing liabilities:
Savings accounts	$94,102	400	1.69%	$82,556	336	1.61%
NOW accounts	65,801	188	1.13	72,787	201	1.10
Money market accounts	73,599	384	2.07	75,216	449	2.37
Certificate accounts	194,016	1,701	3.48	204,019	2,211	4.30
Total interest-bearing deposits	427,518	2,673	2.48	434,578	3,197	2.92
Other Borrowings	4,000	76	7.54	5,989	117	7.75
FHLB advances	-	-	-	-	-	-
Total interest-bearing liabilities	$431,518	2,749	2.53%	$440,567	3,314	2.98%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	123,401			131,407
Other liabilities	4,545			4,926
Total liabilities	559,464			576,900
Total Stockholders’ Equity(1)	55,759			51,604

Total liabilities and stockholders’ equity	$615,223			$628,504

Net interest-earning assets	$143,908			$147,969

Net interest income; average interest rate spread(2)		$5,261	2.99%		$4,427	2.23%
Net interest margin(3)			3.63%			2.98%
Average interest-earning assets to average interest-bearing liabilities			133.35%			133.59%

(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Liquidity and Capital Resources

The Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings, and to fund loan commitments. The Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

The Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Bank invests excess funds in short-term interest-earning accounts and other assets which provide liquidity to meet lending requirements.  The Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $13.756 million at September 30, 2025.

A significant portion of the Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents. The Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.  If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At September 30, 2025, The Bank had no advances from the Federal Home Loan Bank of Dallas and had $57.205 million in borrowing capacity.  Additionally, at September 30, 2025, the Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $19.900 million. There were no amounts purchased under this agreement as of September 30, 2025. At September 30, 2025, Home Federal Bancorp had a $4.000 million outstanding loan with First National Bankers Bank, which matures on February 5, 2034.

At September 30, 2025, the Bank had outstanding loan commitments of $55.106 million to originate loans and commitments under unused lines of credit of $14.160 million. At September 30, 2025, certificates of deposit scheduled to mature in less than one year totaled $156.356 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  The Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale, as needed.

At September 30, 2025, Home Federal Bank exceeded each of its capital requirements with common equity tier 1, tier 1 capital, total capital, leverage, and tangible capital ratios of 13.33%, 13.33%, 14.35%, 9.35%, and 9.35%, respectively.

Off-Balance Sheet Arrangements

At September 30, 2025, the Company did not have any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.

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

The table below sets forth the Company’s repurchases any of its common stock during the quarter ended September 30, 2025, including stock-for-stock option exercises.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2025 – July 31, 2025	9,115	$13.85	9,115	31,216
August 1, 2025 – August 31, 2025	11,600	13.35	11,600	19,616
September 1, 2025 – September 30, 2025	-	-	-	19,616
Total	20,715	$13.56	20,715	19,616

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: November 10, 2025	By:	/s/ Brad Ezernack
Brad Ezernack
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and
accounting officer)