Form 10-Q
period 2025-12-31
Home Federal Bancorp, Inc. of Louisiana
filed 2026-02-12
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

Shares of common stock, par value $0.01 per share, outstanding as of February 12, 2026: The registrant had 3,074,637 shares of common stock outstanding.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)

	December 31, 2025	June 30, 2025
	(Unaudited)
ASSETS

Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $12,465 and $10,380 at December 31, 2025 and June 30, 2025, Respectively)	$19,268	$17,347
Securities Available-for-Sale (amortized cost December 31, 2025: $40,197; June 30, 2025: $36,695, Respectively)	38,446	34,246
Securities Held-to-Maturity (fair value December 31, 2025: $49,671; June 30, 2025: $51,139, Respectively)	58,238	61,334
Other Securities	654	650
Loans Held-for-Sale	861	1,540
Loans Receivable, Net of Allowance for Credit Losses (December 31, 2025: $4,442; June 30, 2025: $4,484, Respectively)	471,533	461,004
Accrued Interest Receivable	1,873	1,836
Premises and Equipment, Net	16,752	17,266
Bank Owned Life Insurance	6,984	6,926
Goodwill	2,990	2,990
Core Deposit Intangible	784	915
Deferred Tax Asset	982	1,163
Real Estate Owned	809	970
Other assets	1,275	1,305

Total Assets	$621,449	$609,492

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$127,846	$122,416
Interest bearing	427,031	423,874
Total Deposits	554,877	546,290
Advances from Borrowers for Taxes and Insurance	393	543
Other Borrowings	4,000	4,000
Other Accrued Expenses and Liabilities	4,430	3,454

Total Liabilities	563,700	554,287

STOCKHOLDERS’ EQUITY

Preferred Stock - $0.01 Par Value; 10,000,000 Shares Authorized: None Issued and Outstanding	-	-
Common Stock - $0.01 Par Value; 40,000,000 Shares Authorized: 3,078,470 and 3,084,764 Shares Issued and Outstanding at December 31, 2025 and June 30, 2025 Respectively	34	32
Additional Paid-in Capital	43,978	42,187
Unearned ESOP Stock	(292)	(321)
Retained Earnings	15,412	15,241
Accumulated Other Comprehensive Loss	(1,383)	(1,934)

Total Stockholders’ Equity	57,749	55,205

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$621,449	$609,492

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans, including fees	$7,339	$6,791	$14,610	$13,686
Investment securities	9	63	22	130
Mortgage-backed securities	552	470	1,094	913
Other interest-earning assets	163	334	347	670
Total Interest Income	8,063	7,658	16,073	15,399

INTEREST EXPENSE
Deposits	2,613	2,977	5,286	6,175
Other bank borrowings	73	81	149	198
Total Interest Expense	2,686	3,058	5,435	6,373
Net Interest Income	5,377	4,600	10,638	9,026

PROVISION FOR (RECOVERY OF) CREDIT LOSSES	109	45	152	(178)
Net interest income after provision for credit losses	5,268	4,555	10,486	9,204

NON-INTEREST INCOME
Loss on sale of real estate	(8)	(12)	(8)	(266)
Gain on sale of loans	130	5	276	101
Loss on sale of securities	-	(6)	-	(6)
Income on Bank-Owned Life Insurance	30	30	58	58
Service charges on deposit accounts	436	392	859	783
Other income	50	79	103	118
Total Non-Interest Income	638	488	1,288	788

NON-INTEREST EXPENSE
Compensation and benefits	2,101	2,229	4,251	4,531
Occupancy and equipment	558	537	1,126	1,101
Data processing	318	336	654	554
Audit and examination fees	110	191	179	323
Franchise and bank shares tax	54	1	189	169
Advertising	24	44	53	101
Professional fees	150	134	235	251
Loan and collection	35	30	77	58
Amortization Core Deposit Intangible	64	72	131	146
Deposit insurance premium	84	75	177	165
Other expenses	295	187	572	447
Total Non-Interest Expense	3,793	3,836	7,644	7,846

Income Before Income Taxes	2,113	1,207	4,130	2,146
PROVISION FOR INCOME TAX EXPENSE	438	187	856	185

NET INCOME	$1,675	$1,020	$3,274	$1,961

EARNINGS PER SHARE
Basic	$0.55	$0.33	$1.09	$0.64
Diluted	$0.54	$0.33	$1.07	$0.64

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)

Net Income	$1,675	$1,020	$3,274	$1,961

Other Comprehensive Gain (Loss), Net of Tax
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	197	(1,287)	698	(19)
Less: reclassification adjustments for securities gains(losses) realized in net income	-	(6)	-	(6)
Income tax effect	(41)	269	(147)	3
Total Other Comprehensive Gain (Loss), Net of Tax	156	(1,012)	551	(10)
Total Comprehensive Income	$1,831	$8	$3,825	$1,951

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024
(In Thousands)
	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Retained Earnings	Accumulated Other Income (Loss)	Total Stockholders’ Equity
	(Unaudited)

BALANCE - September 30, 2024	$32	$41,822	$(379)	$14,405	$(1,613)	$54,267

ESOP Compensation Earned	-	46	29	-	-	75
Stock Options Exercised	-	-	-	-	-	-
Dividends Paid	-	-	-	(407)	-	(407)
Stock Options Vested	-	142	-	-	-	142
Company Stock Purchased	-	-	-	(152)	-	(152)
Net Income	-	-	-	1,020	-	1,020
Other Comprehensive Income (Loss), Unrealized Gain on Debt Securities, Net of Tax	-	-	-	-	(1,012)	(1,012)

BALANCE - December 31, 2024	$32	$42,010	$(350)	$14,866	$(2,625)	$53,933

BALANCE - September 30, 2025	$32	$42,259	$(307)	$16,146	$(1,539)	$56,591

ESOP Compensation Earned	-	32	15	-	-	47
Stock Options Exercised	2	1,564	-	-	-	1,566
Dividends Paid	-	-	-	(418)	-	(418)
Stock Options Vested	-	18	-	-	-	18
Share Awards Earned	-	105	-	-	-	105
Company Stock Purchased	-	-	-	(1,991)	-	(1,991)
Net Income	-	-	-	1,675	-	1,675
Other Comprehensive Income (Loss), Unrealized Gain on Debt Securities, Net of Tax	-	-	-	-	156	156

BALANCE - December 31, 2025	$34	$43,978	$(292)	$15,412	$(1,383)	$57,749

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024
(In Thousands)
	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Retained Earnings	Accumulated Other Income (Loss)	Total Stockholders’ Equity
	(Unaudited)

BALANCE - June 30, 2024	$32	$41,739	$(408)	$14,055	$(2,615)	$52,803

ESOP Compensation Earned	-	86	58	-	-	144
Stock Options Exercised	-	19	-	-	-	19
Dividends Paid	-	-	-	(816)	-	(816)
Stock Options Vested	-	166	-	-	-	166
Company Stock Purchased	-	-	-	(334)	-	(334)
Net Income	-	-	-	1,961	-	1,961
Other Comprehensive Income (Loss), Unrealized Gain on Debt Securities, Net of Tax	-	-	-	-	(10)	(10)

BALANCE - December 31, 2024	$32	$42,010	$(350)	$14,866	$(2,625)	$53,933

BALANCE - June 30, 2025	$32	$42,187	$(321)	$15,241	$(1,934)	$55,205

ESOP Compensation Earned	-	58	29	-	-	87
Stock Options Exercised	2	1,587	-	-	-	1,589
Dividends Paid	-	-	-	(833)	-	(833)
Stock Options Vested	-	41	-	-	-	41
Share Awards Earned	-	105	-	-	-	105
Company Stock Purchased	-	-	-	(2,270)	-	(2,270)
Net Income	-	-	-	3,274	-	3,274
Other Comprehensive Income (Loss), Unrealized Gain on Debt Securities, Net of Tax	-	-	-	-	551	551

BALANCE - December 31, 2025	$34	$43,978	$(292)	$15,412	$(1,383)	$57,749

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	December 31,
	2025	2024
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,274	$1,961
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Gain on Sale of Loans	(276)	(101)
Loss on Sale of Investments	-	6
Net Amortization and Accretion on Securities	(166)	(53)
Amortization of Deferred Loan Fees	(37)	(25)
Amortization of Purchased Loans	(110)	(154)
Provision for (Recovery of) Loan Losses	152	(178)
Depreciation of Premises and Equipment	522	449
Loss on Sales of Real Estate	8	266
ESOP Compensation Expense	87	144
Stock Option Expense	41	166
Deferred Income Tax Expense (Benefit)	34	(354)
Share Awards Expense	105	-
Increase in Cash Surrender Value on Bank Owned Life Insurance	(58)	(58)
Amortization Core Deposit Intangible	131	146
Changes in Assets and Liabilities:
Origination and Purchase of Loans Held-for-Sale	(13,524)	(6,112)
Sale and Principal Repayments on Loans Held-for-Sale	14,479	7,730
Accrued Interest Receivable	(37)	(12)
Other Operating Assets	30	(195)
Other Operating Liabilities	976	(165)

Net Cash Provided by Operating Activities	5,631	3,461

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net	(11,495)	12,494
Deferred Loan Fees Collected	42	22
Acquisition of Premises and Equipment	(8)	(18)
Proceeds from Sale of Premises and Equipment	-	28
Proceeds from Sale of Real Estate	1,106	199
Improvements to Real Estate Owned Prior to Disposition	(34)	(47)
Changes in Federal Home Loan Bank Stock	(4)	(37)
Activity in Available-for-Sale Securities:
Principal Payments on Securities	3,229	3,536
Purchase of Mortgage-Backed Securities	(6,547)	(6,708)
Proceeds from sales of Mortgage-Backed Securities	-	157
Proceeds from sales of US Treasury Notes	-	494
Activity in Held-to-Maturity Securities:
Principal Payments on Mortgage-Backed Securities	3,078	2,857

Net Cash (Used in) Provided by Investing Activities	(10,633)	12,977

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands)

	Six Months Ended
	December 31,
	2025	2024
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	$8,587	$(27,463)
Dividends Paid	(833)	(816)
Company Stock Purchased	(2,270)	(334)
Net Decrease in Advances from Borrowers for Taxes and Insurance	(150)	(252)
Repayments of Other Bank Borrowings	-	(3,000)
Proceeds from Stock Options Exercised	1,589	19

Net Cash Provided by (Used in) Financing Activities	6,923	(31,846)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,921	(15,408)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$17,347	$34,948

CASH AND CASH EQUIVALENTS - END OF PERIOD	$19,268	$19,540

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$5,423	$6,380
Market Value Adjustment for Loss on Securities Available-for-Sale	698	(13)
Transfer from Loans to Other Real Estate Owned	919	-
Income Taxes Paid	815	-

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (“Home Federal Bank” or the “Bank”). These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six month period ended December 31, 2025 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2026. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended June 30, 2025 (the “Company’s 2025 Form 10-K”).

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the statement of financial condition date for potential recognition in the consolidated financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the statement of financial condition date are recognized in the consolidated financial statements as of December 31, 2025. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred through the date these consolidated financial statements were issued.

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

Index
Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana. The Bank is a federally chartered stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency. The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank’s customers by ten full-service banking offices and home office, located in Caddo, Bossier and Webster Parishes, Louisiana. The area served by the Bank is primarily the Shreveport-Bossier City-Minden combined statistical area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of December 31, 2025, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

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

The Company held no trading securities as of December 31, 2025 and June 30, 2025.

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

Index
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

Index
The following is a summary of the Company’s internal risk rating categories:

●
Pass: Loans classified as pass are well protected by the current net worth or paying capacity of the obligor or by the fair value, less costs to acquire and sell the underlying collateral in a timely manner.

●
Pass Watch - Loans are considered marginal, meaning some weakness has been identified which could cause future impairment of repayment. However, these relationships are currently protected from any apparent loss by collateral.

●
Special Mention: Loans identified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Bank’s credit position at some future date.

●
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

●
Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

●
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

Index
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

Recent Accounting Pronouncements

FASB ASC Topic 280 “Segment Reporting: Improvements to Reportable Segments Disclosures” Update No. 2023-07 (“ASU 2023-07”). ASU 2023-07 became effective for the Company for the fiscal year ended June 30, 2025 and is being applied in interim periods beginning after June 30, 2025. ASU 2023-07 requires public entities to disclose the title and position of the entity’s CODM and an explanation of how the CODM utilizes the reported measures of profit or loss to assess segment performance and allocate resources, significant segment expenses, an amount and description for other segment items, and, on an interim basis, certain segment related disclosures that previously were required only on an annual basis. ASU 2023-07 also clarifies that entities with a single reportable segment are subject to both new and existing segment reporting requirements and that an entity is permitted to disclose multiple measures of segment profit or loss, provided that certain criteria are met. The adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements.

Index
2.	Securities

The amortized cost and fair value of securities with gross unrealized gains and losses follows:

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available for Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage -Backed Certificates	$11,862	$39	$470	$11,431
FNMA Mortgage-Backed Certificates	20,901	64	880	20,085
GNMA Mortgage-Backed Certificates	7,434	82	586	6,930

Total Debt Securities	40,197	185	1,936	38,446

Total Securities Available for Sale	$40,197	$185	$1,936	$38,446

Securities Held to Maturity

Debt Securities
FHLMC Mortgage -Backed Certificates	$23,996	$-	$3,622	$20,374
FNMA Mortgage-Backed Certificates	32,601	-	4,868	27,733
GNMA Mortgage-Backed Certificates	396	-	41	355

Total Debt Securities	56,993	-	8,531	48,462

Municipal Bonds	1,245	-	36	1,209

Total Securities Held to Maturity	$58,238	$-	$8,567	$49,671

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available for Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage -Backed Certificates	$11,038	$20	$627	$10,431
FNMA Mortgage-Backed Certificates	19,180	9	1,228	17,961
GNMA Mortgage-Backed Certificates	6,112	47	670	5,489

Total Debt Securities	36,330	76	2,525	33,881

Municipal Bonds	365	-	-	365

Total Securities Available for Sale	$36,695	$76	$2,525	$34,246

Securities Held to Maturity

Debt Securities
FHLMC Mortgage -Backed Certificates	$25,201	$-	$4,372	$20,829
FNMA Mortgage-Backed Certificates	34,286	-	5,709	28,577
GNMA Mortgage-Backed Certificates	588	-	59	529

Total Debt Securities	60,075	-	10,140	49,935

Municipal Bonds	1,259	-	55	1,204

Total Securities Held to Maturity	$61,334	$-	$10,195	$51,139

Index
The amortized cost and fair value of securities by contractual maturity at December 31, 2025 follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Debt Securities
One through Five Years	$1,063	$1,046	$-	$-
After Five through Ten Years	6,878	6,571	358	352
Over Ten Years	32,256	30,829	56,635	48,110
Total Debt Securities	40,197	38,446	56,993	48,462

Municipals
Within One Year or Less	-	-	201	201
After Five through Ten Years	-	-	1,044	1,008
Total Municipals	-	-	1,245	1,209

Total	$40,197	$38,446	$58,238	$49,671

The amortized cost and fair value of securities by contractual maturity at June 30, 2025 follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Debt Securities
One through Five Years	$8	$8	$-	$-
After Five through Ten Years	8,842	8,379	394	383
Over Ten Years	27,480	25,494	59,681	49,552
Total Debt Securities	36,330	33,881	60,075	49,935

Municipals
Within One Year or Less	365	365	205	202
After Five through Ten Years	-	-	1,054	1,002
Total Municipals	365	365	1,259	1,204

Total	$36,695	$34,246	$61,334	$51,139

Index
The following tables show information pertaining to gross unrealized losses on securities available-for-sale and held-to-maturity at December 31, 2025 and June 30, 2025 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	December 31, 2025
	Less than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available for Sale

Mortgage-Backed Securities	$73	$4,100	$1,863	$22,462

Total Securities Available for Sale	$73	$4,100	$1,863	$22,462

	December 31, 2025
	Less than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Held-To-Maturity

Mortgage-Backed Securities	$-	$-	$8,531	$48,462
Municipals	-	-	36	1,209

Total Securities Held-To-Maturity	$-	$-	$8,567	$49,671

Index
	June 30, 2025
	Less than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Available for Sale

Mortgage-Backed Securities	$226	$8,499	$2,299	$17,879

Total Securities Available for Sale	$226	$8,499	$2,299	$17,879

	June 30, 2025
	Less than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
Securities Held-To-Maturity

Mortgage-Backed Securities	$-	$-	$10,140	$49,935
Municipals	-	-	55	1,204

Total Securities Held-To-Maturity	$-	$-	$10,195	$51,139

At December 31, 2025, the Company’s security portfolio consisted of 83 securities, 54 of which were in an unrealized loss position. At June 30, 2025, the Company’s security portfolio consisted of 74 securities, 53 of which were in an unrealized loss position. The unrealized losses on the Company’s investment in mortgage-backed securities at December 31, 2025 and June 30, 2025 were caused by interest rate changes. The contractual cash flows of these investments are guaranteed by agencies of the U.S. government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2025.

At December 31, 2025 and June 30, 2025, securities with a carrying value of $23.408 million and $24.517 million, respectively, were pledged to secure certain deposits, borrowings, and other liabilities.

Index
3.	Loans Receivable

Loans receivable are summarized as follows:

	December 31, 2025	June 30, 2025
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$169,322	$174,978
Commercial	136,881	138,920
Multi-Family Residential	32,163	32,283
Land	53,818	30,054
Construction	4,435	11,226
Equity and Second Mortgage	2,923	2,520
Equity Lines of Credit	21,569	20,354

Total Mortgage Loans	421,111	410,335

Commercial Loans	54,120	54,138
Consumer Loans
Loans on Savings Accounts	533	381
Other Consumer Loans	321	739

Total Consumer Loans	854	1,120
Total Loans	476,085	465,593

Less: Allowance for Credit Losses	(4,442)	(4,484)
Unamortized Loan Fees	(110)	(105)

Net Loans Receivable	$471,533	$461,004

Index
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

Index
The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, as of December 31, 2025:

	Term Loans Amortized Cost by Origination Year						Revolving
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Lines	Total
	(In Thousands)
One-to-four family residential
Risk rating
Pass	$23,767	$17,146	$37,496	$32,297	$28,900	$23,328	$-	$162,934
Pass watch	1,505	1,341	223	1,125	252	480	-	4,926
Special mention	-	38	-	243	375	249	-	905
Substandard	-	-	72	-	485	-	-	557
Total One-to-four family residential	$25,272	$18,525	$37,791	$33,665	$30,012	$24,057	$-	$169,322
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial
Risk rating
Pass	$33,465	$11,632	$13,340	$28,603	$34,430	$12,431	$-	$133,901
Pass watch	2,386	80	99	400	-	-	-	2,965
Substandard	-	-	-	15	-	-	-	15
Total commercial	$35,851	$11,712	$13,439	$29,018	$34,430	$12,431	$-	$136,881
Current period gross charge-offs	$-	$-	$60	$-	$145	$-	$-	$205

Multi-family residential
Risk rating
Pass	$6,916	$3,910	$120	$2,447	$914	$14,850	$-	$29,157
Pass watch	1,194	-	1,812	-	-	-	-	3,006
Total multi-family residential	$8,110	$3,910	$1,932	$2,447	$914	$14,850	$-	$32,163
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Land
Risk rating
Pass	$26,633	$15,883	$2,444	$2,576	$3,398	$888	$-	$51,822
Pass watch	1,872	95	-	-	5	-	-	1,972
Substandard	-	-	-	24	-	-	-	24
Total land	$28,505	$15,978	$2,444	$2,600	$3,403	$888	$-	$53,818
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk rating
Pass	$3,955	$-	$-	$-	$-	$-	$-	$3,955
Pass watch	240	240	-	-	-	-	-	480
Total construction	$4,195	$240	$-	$-	$-	$-	$-	$4,435
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Index
	Term Loans Amortized Cost by Origination Year						Revolving
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Lines	Total
	(In Thousands)
Equity loans and lines of credit
Risk rating
Pass	$629	$560	$436	$621	$91	$344	$21,273	$23,954
Pass watch	-	-	10	-	-	-	-	10
Special mention	-	-	-	-	-	-	71	71
Substandard	-	-	232	-	-	-	225	457
Total home equity and lines of credit	$629	$560	$678	$621	$91	$344	$21,569	$24,492
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Loans
Risk rating
Pass	$19,403	$16,301	$5,599	$2,945	$2,176	$3,697	$-	$50,121
Pass watch	762	8	55	40	-	-	-	865
Special mention	2,417	145	538	-	-	-	-	3,100
Substandard	-	-	-	21	13	-	-	34
Total commercial loans	$22,582	$16,454	$6,192	$3,006	$2,189	$3,697	$-	$54,120
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer Loans
Risk rating
Pass	$291	$216	$95	$68	$-	$152	$-	$822
Special mention	-	26	-	-	-	-	-	26
Substandard	1	-	5	-	-	-	-	6
Total consumer loans	$292	$242	$100	$68	$-	$152	$-	$854
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk rating
Pass	$115,059	$65,648	$59,530	$69,557	$69,909	$55,690	$21,273	$456,666
Pass watch	7,959	1,764	2,199	1,565	257	480	-	14,224
Special mention	2,417	209	538	243	375	249	71	4,102
Substandard	1	-	309	60	498	-	225	1,093
Total	$125,436	$67,621	$62,576	$71,425	$71,039	$56,419	$21,569	$476,085
Current period gross charge-offs	$-	$-	$60	$-	$145	$-	$-	$205

Index
The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, as of June 30, 2025:

	Term Loans Amortized Cost by Origination Year						Revolving
As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Lines	Total
	(In Thousands)
One-to-four family residential
Risk rating
Pass	$12,456	$20,344	$40,116	$35,296	$30,282	$28,952	$-	$167,446
Pass watch	1,072	1,358	1,088	1,379	257	629	-	5,783
Special mention	-	40	-	-	379	314	-	733
Substandard	-	-	268	252	496	-	-	1,016
Total One-to-four family residential	$13,528	$21,742	$41,472	$36,927	$31,414	$29,895	$-	$174,978
Current period gross charge-offs	$-	$-	$34	$-	$-	$-	$-	$34

Commercial
Risk rating
Pass	$21,880	$12,736	$17,394	$32,791	$36,221	$13,823	$-	$134,845
Pass watch	114	2,488	98	408	-	-	-	3,108
Substandard	-	-	-	19	948	-	-	967
Total commercial	$21,994	$15,224	$17,492	$33,218	$37,169	$13,823	$-	$138,920
Current period gross charge-offs	$-	$-	$154	$-	$90	$-	$-	$244

Multi-family residential
Risk rating
Pass	$498	$6,854	$1,969	$4,871	$942	$15,942	$-	$31,076
Pass watch	1,207	-	-	-	-	-	-	1,207
Total multi-family residential	$1,705	$6,854	$1,969	$4,871	$942	$15,942	$-	$32,283
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Land
Risk rating
Pass	$8,405	$8,380	$3,044	$3,262	$3,505	$994	$-	$27,590
Pass watch	79	2,376	-	-	9	-	-	2,464
Total land	$8,484	$10,756	$3,044	$3,262	$3,514	$994	$-	$30,054
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk rating
Pass	$7,192	$3,054	$-	$-	$-	$-	$-	$10,246
Pass watch	-	980	-	-	-	-	-	980
Total construction	$7,192	$4,034	$-	$-	$-	$-	$-	$11,226
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Index
	Term Loans Amortized Cost by Origination Year						Revolving
As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Lines	Total
	(In Thousands)
Equity loans and lines of credit
Risk rating
Pass	$46	$582	$629	$639	$96	$376	$19,823	$22,191
Pass watch	-	-	10	-	-	-	234	244
Special mention	-	-	-	-	-	-	72	72
Substandard	-	-	142	-	-	-	225	367
Total home equity and lines of credit	$46	$582	$781	$639	$96	$376	$20,354	$22,874
Current period gross charge-offs	$-	$-	$-	$-	$7	$17	$-	$24

Commercial Loans
Risk rating
Pass	$6,742	$21,685	$9,317	$4,100	$2,973	$4,756	$-	$49,573
Pass watch	762	8	70	70	-	-	-	910
Special mention	2,318	179	917	-	128	-	-	3,542
Substandard	-	-	75	25	13	-	-	113
Total commercial loans	$9,822	$21,872	$10,379	$4,195	$3,114	$4,756	$-	$54,138
Current period gross charge-offs	$-	$-	$-	$2	$-	$-	$-	$2

Consumer Loans
Risk rating
Pass	$285	$328	$280	$87	$1	$101	$-	$1,082
Special mention	-	29	-	-	-	-	-	29
Substandard	-	-	9	-	-	-	-	9
Total consumer loans	$285	$357	$289	$87	$1	$101	$-	$1,120
Current period gross charge-offs	$-	$1	$18	$-	$-	$-	$-	$19

Total
Risk rating
Pass	$57,504	$73,963	$72,749	$81,046	$74,020	$64,944	$19,823	$444,049
Pass watch	3,234	7,210	1,266	1,857	266	629	234	14,696
Special mention	2,318	248	917	-	507	314	72	4,376
Substandard	-	-	494	296	1,457	-	225	2,472
Total	$63,056	$81,421	$75,426	$83,199	$76,250	$65,887	$20,354	$465,593
Current period gross charge-offs	$-	$1	$206	$2	$97	$17	$-	$323

Index
The following tables present an aging analysis of past due loans, segregated by class of loans, as of December 31, 2025 and June 30, 2025:

December 31, 2025	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$2,055	$469	$915	$3,439	$165,883	$169,322	$437
Commercial	-	-	-	0	136,881	136,881	-
Multi-Family Residential	-	-	-	0	32,163	32,163	-
Land	6	-	24	30	53,788	53,818	-
Construction	-	-	-	0	4,435	4,435	-
Equity and Second Mortgage	-	-	142	142	2,781	2,923	-
Equity Lines of Credit	71	-	225	296	21,273	21,569	-
Commercial Loans	29	-	21	50	54,070	54,120	-
Consumer Loans	-	27	-	27	827	854	-
Total	$2,161	$496	$1,327	$3,984	$472,101	$476,085	$437

June 30, 2025	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$174	$853	$963	$1,990	$172,988	$174,978	$252
Commercial	99	-	967	1,066	137,854	138,920	-
Multi-Family Residential	-	-	-	-	32,283	32,283	-
Land	17	-	-	17	30,037	30,054	-
Construction	-	-	-	-	11,226	11,226	-
Equity and Second Mortgage	-	-	142	142	2,378	2,520	-
Equity Lines of Credit	48	-	225	273	20,081	20,354	-
Commercial Loans	8	-	38	46	54,092	54,138	-
Consumer Loans	29	-	-	29	1,091	1,120	-
Total	$375	$853	$2,335	$3,563	$462,030	$465,593	$252

There was no interest income recognized on non-accrual loans during the six months ended December 31, 2025, or the year ended June 30, 2025. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the six months ended December 31, 2025 and the year ended June 30, 2025 was approximately $52,000 and $113,000, respectively.

Index
The change in the allowance for credit losses by loan portfolio class and recorded investment in loans for the six months ended December 31, 2025 and year ended June 30, 2025 was as follows:

	Real Estate Loans
	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balances	$2,202	$1,202	$113	$165	$74	$182	$538	$8	$4,484
Charge-Offs	-	(205)	-	-	-	-	-	-	(205)
Recoveries	-	2	-	1	-	6	1	1	11
Current Provision	(243)	236	-	210	(43)	32	(51)	11	152
Ending Balances	$1,959	$1,235	$113	$376	$31	$220	$488	$20	$4,442

	Real Estate Loans
	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balances	$2,346	$1,088	$130	$175	$103	$165	$548	$19	$4,574
Charge-Offs	(34)	(244)	-	-	-	(24)	(2)	(19)	(323)
Recoveries	351	-	-	1	-	5	2	-	359
Current Provision	(461)	358	(17)	(11)	(29)	36	(10)	8	(126)
Ending Balances	$2,202	$1,202	$113	$165	$74	$182	$538	$8	$4,484

Index
The Company held loans that were individually evaluated for credit losses at December 31, 2025 and June 30, 2025 for which the repayment, on the basis of our assessment at the reporting date, is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:

●	One-to four-family first mortgages are primarily secured by first liens on residential real estate.
●
Commercial real estate loans are primarily secured by office and industrial buildings, warehouses, retail shopping facilities and various special purpose properties, including self-storage facilities, hotels and restaurants.

●	Multi-family loans are primarily secured by residential property that include five or more housing units.
●	Construction and land loans are primarily secured by residential and commercial properties, which are under construction and/or redevelopment, and by raw land.
●	Home equity loans and lines are primarily secured by first and junior liens on residential real estate.
●	Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.
●	Consumer loans considered collateral dependent are primarily secured by titled vehicles.

The following table presents loans individually evaluated for impairment, segregated by class of loans, as of December 31, 2025 and June 30, 2025:

	December 31, 2025		June 30, 2025
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,828	$57	$2,234	$97
Commercial	15	-	1,081	102
Multi-Family Residential	-	-	-	-
Land	107	15	115	4
Construction	-	-	-	-
Home Equity Loans and Lines of Credit	458	-	367	-
Commercial Loans	40	2	45	2
Consumer Loans	10	1	15	1

Total	$2,458	$75	$3,857	$206

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status. As of December 31, 2025, there were no residential loans in the process of foreclosure.

As of December 31, 2025, there were no loans whose terms were modified for borrowers who may be experiencing financial difficulties.

At December 31, 2025 and June 30, 2025, accrued interest receivable on loans was $1.702 million and $1.624 million, respectively, and included within accrued interest receivable on the consolidated balance sheets.

Index
4.	Deposits

Deposits at December 31, 2025 and June 30, 2025 consist of the following classifications:

	December 31, 2025	June 30, 2025
	(In Thousands)

Non-Interest Bearing	$127,846	$122,416
NOW Accounts	67,749	67,119
Money Markets	66,110	73,771
Savings Accounts	94,481	95,627
	356,186	358,933

Certificates of Deposit	198,691	187,357

Total Deposits	$554,877	$546,290

5.	Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three and six months ended December 31, 2025 and 2024 were calculated as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(In Thousands, Except Per Share Data)

Net Income	$1,675	$1,020	$3,274	$1,961

Weighted average shares outstanding - basic	3,023	3,059	3,016	3,063
Effect of dilutive common stock equivalents	53	16	49	15
Adjusted weighted average shares outstanding - diluted	3,076	3,075	3,065	3,078

Basic earnings per share	$0.55	$0.33	$1.09	$0.64
Diluted earnings per share	$0.54	$0.33	$1.07	$0.64

For the three months ended December 31, 2025 and 2024, there were weighted average outstanding options to purchase 243,508 and 317,700 shares, respectively, at a weighted average exercise price of $12.19 and $11.85 per share, respectively, and for the six months ended December 31, 2025 and 2024, there were weighted average outstanding options to purchase 288,047 and 317,776 shares, respectively, at a weighted average exercise price of $12.02 and $11.85 per share, respectively.  For the quarter ended December 31, 2025 and 2024, 52,876 options and 15,917 options, respectively, were included in the computation of diluted earnings per share. For the six month period ended December 31, 2025 and 2024, 49,700 options and 14,705 options, respectively, were included in the computation of diluted earnings per share.

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(In Thousands, Except Per Share Data)

Average common shares issued	6,125	6,125	6,125	6,125
Average unearned ESOP shares	(60)	(73)	(61)	(76)
Average Company stock purchased	(3,042)	(2,993)	(3,048)	(2,986)

Weighted average shares outstanding	3,023	3,059	3,016	3,063

Index
6.	Stock-Based Compensation

Stock Incentive Plans

 On November 12, 2014, the stockholders of the Company approved the adoption of the Company’s 2014 Stock Incentive Plan (the “2014 Stock Incentive Plan”).  On January 31, 2024, the Company granted 4,000 stock options to a key employee, vesting ratably over three years commencing February 1, 2024.  On July 24, 2024, the Company granted 1,600 plan share awards and a total of 23,000 stock options to directors, officers and key employees vesting ratably over five years. The 2014 Stock Incentive Plan cost is recognized over the five-year vesting period. A total of 117,600 stock options granted on October 26, 2015, that were due to expire on October 26, 2025, were exercised in October 2025.  The 2014 Stock Incentive Plan terminated on August 13, 2024; however, the 1,280 unvested plan share awards and 36,000 outstanding options as of December 31, 2025, will remain in effect for the remainder of their five-year vesting and original ten-year terms, respectively.

On November 13, 2019, the stockholders of the Company approved the adoption of the Company’s 2019 Stock Incentive Plan (the “2019 Stock Incentive Plan”).  On July 24, 2024, the Company granted 1,600 stock options to a key employee vesting ratably over five years. The 2019 Stock Incentive Plan costs are recognized over the five-year vesting period. As of December 31, 2025, there are no plan share awards and 800 stock options available for future grant under the 2019 Stock Incentive Plan.  There were no plan share awards and 159,900 outstanding options as of December 31, 2025, under the 2019 Stock Incentive Plan.

On November 19, 2025, the stockholders of the Company approved the adoption of the Company’s 2025 Stock Incentive Plan (the “2025 Stock Incentive Plan,” together with the 2014 Stock Incentive Plan and the 2019 Stock Incentive Plan, the “Stock Incentive Plans”) which provides for a total of 125,000 shares reserved for future issuance as stock awards or stock options. No more than 31,250 shares, or 25%, may be granted as stock awards. The balance of the plan is reserved for stock option awards.  On December 18, 2025, the Company granted a total of 31,250 plan share awards and a total of 92,750 stock options to directors, officers and key employees vesting ratably over five years. The 2025 Stock Incentive Plan costs are recognized over the five-year vesting period. As of December 31, 2025, there are no plan share awards and 1,000 stock options available for future grant under the 2025 Stock Incentive Plan.

For the three months ended December 31, 2025 and 2024, compensation expense charged to operations under the Stock Incentive Plans was $32,000 and $62,000, respectively. For the six months ended December 31, 2025 and 2024, compensation expense charged to operations for stock options granted under the Stock Incentive Plans was $88,000 and $114,000, respectively.
7.	Related Party Transactions

In the ordinary course of business, the Bank makes loans to its directors and officers. These loans are made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and do not involve more than normal credit risk or present other unfavorable features. Certain directors and executive officers were indebted to the Bank in the approximate aggregate amount of $4.612 million and $4.383 million at December 31, 2025 and June 30, 2025.

Index
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

Index
At December 31, 2025 and June 30, 2025, the carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2025
	Carrying	Estimated
	Value	Fair Value	Level 1	Level 2	Level 3
	(In Thousands)

Financial Assets
Cash and Cash Equivalents	$19,268	$19,268	$19,268	$-	$-
Debt Securities Available-for-Sale	38,446	38,446	-	38,446	-
Securities Held-to-Maturity	58,238	49,671	-	49,671	-
Other Securities	654	654	-	-	654
Loans Held-for-Sale	861	861	-	861	-
Loans Receivable, Net	471,533	452,092	-	-	452,092

Financial Liabilities
Deposits	$554,877	$553,375	$-	$553,375	$-
Other Borrowings	4,000	4,000	-	4,000	-

	June 30, 2025
	Carrying	Estimated
	Value	Fair Value	Level 1	Level 2	Level 3
	(In Thousands)

Financial Assets
Cash and Cash Equivalents	$17,347	$17,347	$17,347	$-	$-
Debt Securities Available-for-Sale	34,246	34,246	-	34,246	-
Securities Held-to-Maturity	61,334	51,139	-	51,139	-
Other Securities	650	650	-	-	650
Loans Held-for-Sale	1,540	1,540	-	1,540	-
Loans Receivable, Net	461,004	440,812	-	-	440,812

Financial Liabilities
Deposits	$546,290	$544,944	$-	$544,944	$-
Other Borrowings	4,000	4,000	-	4,000	-

Index
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

The standard establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy favors the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

●	Level 1 – Fair value is based upon quoted prices unadjusted for identical assets or liabilities in active markets in which the Company can participate.

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used during the six months ended December 31, 2025.

Index
Fair values of assets and liabilities measured on a recurring basis at December 31, 2025 and June 30, 2025 are as follows:

	Fair Value Measurements
December 31, 2025	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$-	$11,431	$-	$11,431
FNMA	-	20,085	-	20,085
GNMA	-	6,930	-	6,930

Total	$-	$38,446	$-	$38,446

	Fair Value Measurements
June 30, 2025	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$-	$10,431	$-	$10,431
FNMA	-	17,961	-	17,961
GNMA	-	5,489	-	5,489
Municipal Bonds	-	365	-	365

Total	$-	$34,246	$-	$34,246

Index
Fair values of assets and liabilities measured on a non-recurring basis at December 31, 2025 and June 30, 2025 are as follows:

	Fair Value Measurements
December 31, 2025	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans	$-	$-	$1,287	$1,287
Other Real Estate Owned	-	-	809	809

Total	$-	$-	$2,096	$2,096

	Fair Value Measurements
June 30, 2025	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans	$-	$-	$2,502	$2,502
Other Real Estate Owned	-	-	970	970

Total	$-	$-	$3,472	$3,472

Index
9.	Leases

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

At December 31, 2025 and June 30, 2025, the carrying amounts of the ROU assets and corresponding lease liabilities were as follows:

(In Thousands)		December 31, 2025	June 30, 2025
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other Assets	$792	$799
Total Lease Right-of-Use Assets		$792	$799

Lease Liabilities
Operating lease liabilities	Other Accrued Expenses and Liabilities	$854	$856
Total Lease Liabilities		$854	$856

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

	December 31, 2025	June 30, 2025
Weighted-average remaining lease term
Operating leases	32.9 years	33.4 years

Weighted-average discount rate
Operating leases	3.00%	3.00%

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

There were no changes made to the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Index
Discussion of Financial Condition Changes from June 30, 2025 to December 31, 2025

General

Total assets increased $11.957 million, or 2.0%, from $609.492 million at June 30, 2025 to $621.449 million at December 31, 2025. The increase in assets resulted from increases in net loans receivable of $10.529 million, or 2.3%, from $461.004 million at June 30, 2025 to $471.533 million at December 31, 2025, cash and cash equivalents of $1.921 million, or 11.1%, from $17.347 million at June 30, 2025 to $19.268 million at December 31, 2025, investment securities of $1.108 million, or 1.2%, from $96.230 million at June 30, 2025 to $97.338 million at December 31, 2025, bank owned life insurance of $58,000, or 0.8%, from $6.926 million at June 30, 2025 to $6.984 million at December 31, 2025, and accrued interest receivable of $37,000, or 2.0%, from $1.836 million at June 30, 2025 to $1.873 million at December 31, 2025, partially offset by decreases in loans-held-for-sale of $679,000, or 44.1%, from $1.540 million at June 30, 2025 to $861,000 at December 31, 2025, premises and equipment of $514,000, or 3.0%, from $17.266 million at June 30, 2025 to $16.752 million at December 31, 2025, deferred tax asset of $181,000, or 15.6%, from $1.163 million at June 30, 2025 to $982,000 at December 31, 2025, real estate owned of $161,000, or 16.6% from $970,000 at June 30, 2025 to $809,000 at December 31, 2025, core deposit intangible of $131,000, or 14.3%, from $915,000 at June 30, 2025 to $784,000 at December 31, 2025, and other assets of $30,000, or 2.3%, from $1.305 million at June 30, 2025 to $1.275 million at December 31, 2025.

Cash and Cash Equivalents

Cash and cash equivalents increased $1.921 million, or 11.1%, from $17.347 million at June 30, 2025 to $19.268 million at December 31, 2025. The increase in cash and cash equivalents was primarily due to increases in deposits.

Loans Receivable, Net

Loans receivable, net, increased by $10.529 million, or 2.3%, to $471.533 million at December 31, 2025 compared to $461.004 million at June 30, 2025. The increase in loans receivable, net was primarily due to increases in land loans of $23.764 million, equity line-of-credit loans of $1.215 million, and equity and second mortgage loans of $403,000, partially offset by decreases in construction loans of $6.791 million, one-to-four-family residential loans of $5.656 million, commercial real estate loans of $2.039 million, consumer loans of $266,000, multi-family residential loans of $120,000, and commercial non-real estate loans of $18,000.

Loans Held-for-Sale

Loans held-for-sale decreased $679,000, from $1.540 million at June 30, 2025 to $861,000 at December 31, 2025.The decrease in loans held-for-sale is primarily due to normal timing differences in our loan origination and sale activities.

Investment Securities

Investment securities amounted to $97.338 million at December 31, 2025, compared to $96.230 million at June 30, 2025, an increase of $1.108 million, or 1.2%. The increase in investment securities was primarily due to security purchases of $6.547 million and a $698,000 decrease in market value losses on available-for-sale securities, partially offset by $6.306 million of principal repayments on mortgage backed securities.

Premises and Equipment, Net

Premises and equipment, net decreased $514,000, or 3.0%, to $16.752 million at December 31, 2025 compared to $17.266 million at June 30, 2025, due to depreciation.

Index
Asset Quality

At December 31, 2025, the Company had $2.533 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $3.305 million of non-performing assets at June 30, 2025, consisting of nine one-to-four family residential loans, three home equity loans, two commercial non-real estate loans, one commercial real estate loan, one land loan, one consumer loan, and one commercial real estate property in other real estate owned at December 31, 2025, compared to six one-to-four family residential loans, two home equity loans, three commercial non-real estate loans, two commercial real estate loans and one single-family residence in other real estate owned at June 30, 2025. At December 31, 2025 the Company had six one-to-four family residential loans, three home equity loans, two commercial non-real estate loans, two consumer loans, one commercial real estate loan, and one land loan classified as substandard, compared to eight one-to-four family residential loans, five commercial non-real estate loans, two home equity loans, two commercial real estate loans and one consumer loan classified as substandard at June 30, 2025. There were no loans classified as doubtful at December 31, 2025 or June 30, 2025.

Total Liabilities

Total liabilities increased $9.413 million, or 1.7%, from $554.287 million at June 30, 2025 to $563.700 million at December 31, 2025. The increase in liabilities resulted from increases in total deposits of $8.587 million, or 1.6%, from $546.290 million at June 30, 2025 to $554.877 million at December 31, 2025, and other accrued expenses and liabilities of $976,000, or 28.3%, from $3.454 million at June 30, 2025 to $4.430 million at December 31, 2025, partially offset by a decrease in advances from borrowers for taxes and insurance of $150,000, or 27.6%, from $543,000 at June 30, 2025 to $393,000 at December 31, 2025. The increase in deposits resulted from increases in certificates of deposit of $11.334 million, or 6.0%, from $187.357 million at June 30, 2025 to $198.691 million at December 31, 2025, non-interest deposits of $5.430 million, or 4.4%, from $122.416 million at June 30, 2025 to $127.846 million at December 31, 2025, and NOW accounts of $630,000, or 0.9%, from $67.119 million at June 30, 2025 to $67.749 million at December 31, 2025, partially offset by decreases in money market deposits of $7.661 million, or 10.4%, from $73.771 million at June 30, 2025 to $66.110 million at December 31, 2025, and savings deposits of $1.146 million, or 1.2%, from $95.627 million at June 30, 2025 to $94.481 million at December 31, 2025. The Company had no balances in brokered deposits at December 31, 2025 or June 30, 2025.

Stockholders’ Equity

Stockholders’ equity increased $2.544 million, or 4.6%, from $55.205 million at June 30, 2025 to $57.749 million at December 31, 2025. The increase in stockholders’ equity resulted from net income for the six months ended December 31, 2025 of $3.274 million, proceeds from the issuance of common stock from the exercise of stock options of $1.589 million, a decrease in the Company’s accumulated other comprehensive loss of $551,000, and the vesting of share awards, stock options, and the release of employee stock ownership plan shares totaling $233,000, partially offset by stock repurchases of $2.270 million and dividends paid totaling $833,000.

Regulatory Capital

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency (“OCC”). At December 31, 2025, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements. At December 31, 2025, Home Federal Bank exceeded each of its capital requirements with common equity tier 1, tier 1 capital, total capital, leverage, and tangible capital ratios of 13.39%, 13.39%, 14.42%, 9.36%, and 9.36%, respectively.

Index
Comparison of Operating Results for the Three and Six Months Ended December 31, 2025 and 2024

General

The increase in net income for the three months ended December 31, 2025, as compared to the same period in 2024, primarily resulted from an increase of $777,000, or 16.9%, in net interest income, an increase of $150,000, or 30.7%, in non-interest income, and a decrease of $43,000, or 1.1%, in non-interest expense, partially offset by an increase of $251,000, or 134.2%, in the provision for income taxes, and an increase of $64,000, or 142.2%, in the provision for credit losses.

The increase in net income for the six months ended December 31, 2025, as compared to the same period in 2024 resulted primarily from an increase of $1.612 million, or 17.9%, in net interest income, an increase of $500,000, or 63.5%, in non-interest income, and a decrease of $202,000, or 2.6%, in non-interest expense, partially offset by an increase of $671,000, or 362.7%, in provision for income taxes and an increase of $330,000, or 185.4%, in the provision for credit losses.

Net Interest Income

The increase in net interest income for the three months ended December 31, 2025, as compared to the same period in 2024, resulted from an increase of $405,000, or 5.3%, in total interest income and a decrease of $372,000, or 12.2%, in total interest expense. The Company’s average interest rate spread was 3.03% for the three months ended December 31, 2025, compared to 2.41% for the three months ended December 31, 2024. The Company’s net interest margin was 3.67% for the three months ended December 31, 2025, compared to 3.12% for the three months ended December 31, 2024.

The increase in net interest income for the six months ended December 31, 2025, as compared to the same period in 2024, was primarily due to a decrease of $938,000, or 14.7%, in total interest expense and an increase of $674,000, or 4.4%, in total interest income. The Company’s average interest rate spread was 3.01% for the six months ended December 31, 2025, compared to 2.32% for the six months ended December 31, 2024. The Company’s net interest margin was 3.65% for the six months ended December 31, 2025, compared to 3.06% for the six months ended December 31, 2024.

Provision for Credit Losses

The provision for credit losses for the three months ended December 31, 2025, compared to the same period in 2024, increased by $64,000 primarily due to an increase in net loans receivable. The provision for credit losses for the six months ended December 31, 2025, compared to the same period in 2024, increased by $330,000, reflecting a change from a $178,000 recovery in the prior year period to a $152,000 provision in the current period, primarily due to higher net loans receivable.

Non-interest Income

The $150,000 increase in non-interest income for the three months ended December 31, 2025, compared to the prior year quarterly period, resulted from an increase of $125,000 in gain on sale of loans, an increase of $44,000 in service charges on deposit accounts, a decrease of $6,000 in loss on sale of securities, and a decrease of $4,000 in loss on sale of real estate, partially offset by a decrease of $29,000 in other non-interest income. The $500,000 increase in non-interest income for the six months ended December 31, 2025, compared to the prior year six-month period, resulted primarily from a decrease of $258,000 in loss on sale of real estate, an increase of $175,000 in gain on sale of loans, an increase of $76,000 in service charges on deposit accounts, and a decrease of $6,000 in loss on sale of securities, partially offset by a decrease of $15,000 in other non-interest income. The $266,000 loss on sale of real estate for the prior year six-month period related to a one-to-four family residence in other real estate owned that was sold during the period.

Index
Non-interest Expense

The $43,000 decrease in non-interest expense for the three months ended December 31, 2025, compared to the same period in 2024, resulted from decreases of $128,000 in compensation and benefits expense, $81,000 in audit and examination fees, $20,000 in advertising expense, $18,000 in data processing expense, and $8,000 in amortization of core deposit intangible expense, partially offset by increases of $108,000 in other non-interest expense, $53,000 in franchise and bank shares tax, $21,000 in occupancy and equipment expense, $16,000 in professional fees, $9,000 in deposit insurance premium expense, and $5,000 in loan and collection expense. The $202,000 decrease in non-interest expense for the six months ended December 31, 2025, compared to the same six-month period in 2024, resulted from decreases of $280,000 in compensation and benefits expense, $144,000 in audit and examination fees, $48,000 in advertising expense, $16,000 in professional fees, and $15,000 in amortization of core deposit intangible expense, partially offset by increases of $125,000 in other non-interest expense, $100,000 in data processing expense, $25,000 in occupancy and equipment expense, $20,000 in franchise and bank shares tax, $19,000 in loan and collection expense, and $12,000 in deposit insurance premium expense. The increase in data processing expense resulted from a billing discrepancy with our core processor, which had failed to issue invoices for certain services dating back to December 2022. Upon discovery of the issue, we negotiated a discounted settlement to resolve the outstanding invoices, and all invoices going forward included all services. The increase in services billed resulted in the increase for the six months ended December 31, 2025.

The aggregate compensation expense recognized by the Company for its Stock Options, Share Awards and employee stock ownership plan, amounted to $170,000 and $217,000 for the three months ended December 31, 2025 and December 31, 2024, respectively. The aggregate compensation expense recognized by the Company for its Stock Options, Share Awards and employee stock ownership plan, amounted to $233,000 and $310,000 for the six months ended December 31, 2025 and December 31, 2024, respectively.

The Louisiana bank shares tax is assessed on the Bank’s equity and earnings. For the three months ended December 31, 2025, the Company recognized franchise and bank shares tax expense of $54,000 compared to $1,000, for the same period in 2024. For the six months ended December 31, 2025, the Company recognized franchise and bank shares tax expense of $189,000 compared to $169,000, for the same period in 2024.

Income Taxes

There was an income tax expense of $438,000 and $856,000 for the three and six months ended December 31, 2025, respectively, resulting in an effective tax rate of 20.7%, for both periods. There was an income tax expense of $187,000 and $185,000 for the three and six months ended December 31, 2024, respectively, resulting in an effective tax rate of 15.5% and 8.6%, respectively.

Index
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

	Three Months Ended December 31,
		2025			2024
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in Thousands)

Interest-earning assets:
Loans receivable	$469,399	$7,339	6.20%	$457,553	$6,791	5.89%
Investment securities	97,464	561	2.28	96,715	533	2.19
Interest-earning deposits	14,517	163	4.45	29,653	334	4.47
Total interest-earning assets	$581,380	$8,063	5.50%	$583,921	$7,658	5.20%
Non-interest-earning assets	39,159			38,947
Total assets	$620,539			$622,868
Interest-bearing liabilities:
Savings accounts	$92,242	$360	1.55%	$90,696	$390	1.71%
NOW accounts	65,317	185	1.12	70,685	224	1.26
Money market accounts	69,429	335	1.91	79,365	443	2.21
Certificate accounts	199,753	1,733	3.44	188,929	1,921	4.03
Total interest-bearing deposits	426,741	2,613	2.43	429,675	2,978	2.75
Other borrowings	4,002	73	7.24	4,489	81	7.16
FHLB advances	-	-	-	-	-	-
Total interest-bearing liabilities	$430,743	$2,686	2.47%	$434,164	$3,059	2.80%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	127,577			131,671
Other liabilities	4,646			4,889
Total liabilities	562,966			570,724
Total stockholders’ equity (1)	57,573			52,144

Total liabilities and stockholders’ equity	$620,539			$622,868

Net interest-earning assets	$150,637			$149,757

Net interest income; average interest rate spread(2)		$5,377	3.03%		$4,599	2.41%
Net interest margin(3)			3.67%			3.12%
Average interest-earning assets to average interest-bearing liabilities			134.97%			134.49%

(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Index
	Six Months Ended December 31,
	2025			2024
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars In Thousands)

Interest-earning assets:
Loans receivable	$466,666	$14,610	6.21%	$461,531	$13,686	5.88%
Investment securities	96,927	1,116	2.28	96,732	1,043	2.14
Interest-earning deposits	14,812	347	4.65	27,635	670	4.81
Total interest-earning assets	$578,405	$16,073	5.51%	$585,898	$15,399	5.21%
Non-interest-earning assets	39,476			39,788
Total assets	$617,881			$625,686
Interest-bearing liabilities:
Savings accounts	$93,172	$760	1.62%	$86,626	$726	1.66%
NOW accounts	65,559	373	1.13	71,736	425	1.18
Money market accounts	71,514	719	1.99	77,290	892	2.29
Certificate accounts	196,885	3,434	3.46	196,443	4,132	4.17
Total interest-bearing deposits	427,130	5,286	2.45	432,095	6,175	2.83
Other borrowings	4,001	149	7.39	5,239	198	7.50
FHLB advances	-	-	-	-	-	-
Total interest-bearing liabilities	$431,131	$5,435	2.50%	$437,334	$6,373	2.89%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	125,489			131,541
Other liabilities	4,594			4,939
Total liabilities	561,214			573,814
Total stockholders’ equity(1)	56,667			51,872

Total liabilities and stockholders’ equity	$617,881			$625,686

Net interest-earning assets	$147,274			$148,564

Net interest income; average interest rate spread(2)		$10,638	3.01%		$9,026	2.32%
Net interest margin(3)			3.65%			3.06%
Average interest-earning assets to average interest-bearing liabilities			134.16%			133.97%

(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Index
Liquidity and Capital Resources

The Bank maintains levels of liquid assets deemed adequate by management. The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings, and to fund loan commitments. The Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

The Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, the Bank invests excess funds in short-term interest-earning accounts and other assets which provide liquidity to meet lending requirements. The Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $7.105 million at December 31, 2025.

A significant portion of the Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents. The Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds. At December 31, 2025, The Bank had no advances from the Federal Home Loan Bank of Dallas and had $132.590 million in borrowing capacity. Additionally, at December 31, 2025, the Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $19.900 million. There were no amounts purchased under this agreement as of December 31, 2025. At December 31, 2025, Home Federal Bancorp had a $4.000 million outstanding loan with First National Bankers Bank, which matures on February 5, 2034.

At December 31, 2025, the Bank had outstanding loan commitments of $56.086 million to originate loans and commitments under unused lines of credit of $12.432 million. At December 31, 2025, certificates of deposit scheduled to mature in less than one year totaled $137.396 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. The Bank intends to utilize its high levels of liquidity to fund its lending activities. If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale, as needed.

At December 31, 2025, Home Federal Bank exceeded each of its capital requirements with common equity tier 1, tier 1 capital, total capital, leverage, and tangible capital ratios of 13.39%, 13.39%, 14.42%, 9.36%, and 9.36%, respectively.

Off-Balance Sheet Arrangements

At December 31, 2025, the Company did not have any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.

Index
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

(a)   Not applicable.
(b)   Not applicable.
(c)   Purchases of Equity Securities

The table below sets forth the Company’s repurchases of its common stock made during the quarter ended December 31, 2025, are set forth in the table below, including stock-for-stock option exercises.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)(b)
October 1, 2025 - October 31, 2025	95,708		14.19	11,578	108,038
November 1, 2025 - November 30, 2025	12,908		15.76	12,908	95,130
December 1, 2025 - December 31, 2025	26,583		16.10	13,421	81,709
Total	135,199	(c)	14.72	37,907	81,709

Notes to this table:

(a)
On November 1, 2024, the Company announced that its Board of Directors approved the thirteenth stock repurchase program for the repurchase of up to 100,000 shares. The thirteenth stock repurchase program was completed on November 28, 2025.

(b)
On October 15, 2025, the Company announced that its Board of Directors approved the fourteenth stock repurchase program for the repurchase of up to 100,000 shares. The fourteenth stock repurchase program does not have an expiration date.

(c)	Includes an aggregate of 97,292 shares delivered on exercise of stock options in stock-for-stock option exercises during the quarter that are not a part of the publicly announced repurchase programs.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Certification Pursuant to 18 U.S.C Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: February 12, 2026	By:	/s/ Brad Ezernack
Brad Ezernack
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)