Form 10-Q
period 2026-03-31
Home Federal Bancorp, Inc. of Louisiana
filed 2026-05-14
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Shares of common stock, par value $0.01 per share, outstanding as of May 14, 2026: The registrant had 3,053,889 shares of common stock outstanding.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share data)

	March 31, 2026	June 30, 2025
	(Unaudited)
Assets
Cash and cash equivalents (includes interest-bearing deposits with other banks of $16,518 and $10,380 at March 31, 2026 and June 30, 2025, respectively)	$28,943	$17,347
Securities available-for-sale (amortized cost March 31, 2026: $43,251; June 30, 2025: $36,695, respectively)	40,975	34,246
Securities held-to-maturity (fair value March 31, 2026: $47,726; June 30, 2025: $51,139, respectively)	56,764	61,334
Other securities	940	650
Loans held-for-sale	2,745	1,540
Loans receivable, net of allowance for credit losses (March 31, 2026: $4,750; June 30, 2025: $4,484, respectively)	478,925	461,004
Accrued interest receivable	1,922	1,836
Premises and equipment, net	16,503	17,266
Bank owned life insurance	7,012	6,926
Goodwill	2,990	2,990
Core deposit intangible	727	915
Deferred tax asset	1,126	1,163
Real estate owned	814	970
Other assets	1,263	1,305
Total assets	$641,649	$609,492

Liabilities
Deposits:
Non-interest bearing	$139,110	$122,416
Interest bearing	435,322	423,874
Total deposits	574,432	546,290
Advances from borrowers for taxes and insurance	483	543
Advances from the Federal Home Loan Bank of Dallas	2,000	-
Other borrowings	3,556	4,000
Other accrued expenses and liabilities	3,174	3,454
Total liabilities	583,645	554,287

Stockholders’ equity
Preferred stock - $0.01 par value; 10,000,000 shares authorized: none issued and outstanding	-	-
Common stock - $0.01 par value; 40,000,000 shares authorized: 3,059,889 and 3,084,764 shares issued and outstanding at March 31, 2026 and June 30, 2025, respectively	34	32
Additional paid-in capital	44,201	42,187
Unearned ESOP stock	(277)	(321)
Retained earnings	15,844	15,241
Accumulated other comprehensive loss	(1,798)	(1,934)
Total stockholders’ equity	58,004	55,205

Total liabilities and stockholders’ equity	$641,649	$609,492

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Interest income
Loans, including fees	$7,361	$6,740	$21,971	$20,426
Investment securities	8	83	30	213
Mortgage-backed securities	572	493	1,666	1,406
Other interest-earning assets	74	109	421	779
Total interest income	8,015	7,425	24,088	22,824

Interest expense
Deposits	2,533	2,675	7,819	8,851
Federal Home Loan Bank borrowings	13	-	13	-
Other bank borrowings	62	76	211	274
Total interest expense	2,608	2,751	8,043	9,125

Net interest income	5,407	4,674	16,045	13,699
Provision for (recovery of) credit losses	269	6	421	(172)
Net interest income after provision for credit losses	5,138	4,668	15,624	13,871

Non-interest income
Loss on sale of real estate	(10)	-	(18)	(266)
Gain on sale of loans	129	80	405	181
Loss on sale of securities	-	-	-	(6)
Income on bank owned life insurance	28	29	86	87
Service charges on deposit accounts	424	382	1,283	1,165
Other income	50	47	153	165
Total non-interest income	621	538	1,909	1,326

Non-interest expense
Compensation and benefits	2,161	2,136	6,412	6,667
Occupancy and equipment	607	610	1,733	1,711
Data processing	350	553	1,004	1,107
Audit and examination fees	113	150	292	473
Franchise and bank shares tax	120	135	309	304
Advertising	31	22	84	123
Professional fees	136	145	371	396
Loan and collection	35	46	112	104
Amortization of core deposit intangible	57	70	188	216
Deposit insurance premium	104	102	281	267
Other expenses	255	282	827	729
Total non-interest expense	3,969	4,251	11,613	12,097

Income before income taxes	1,790	955	5,920	3,100
Provision for income tax expense	318	207	1,174	392
Net income	$1,472	$748	$4,746	$2,708

Earnings per share
Basic	$0.49	$0.24	$1.57	$0.88
Diluted	$0.48	$0.24	$1.55	$0.88

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net income	$1,472	$748	$4,746	$2,708

Other comprehensive gain (loss), net of tax
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(525)	715	173	702
Less: reclassification adjustments for securities gains(losses) realized in net income	-	(6)	-	(6)
Income tax effect	110	(152)	(37)	(149)
Total other comprehensive gain (loss), net of tax	(415)	569	136	559

Total comprehensive income	$1,057	$1,317	$4,882	$3,267

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(Dollar amounts in thousands except per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2024	$32	$42,010	$(350)	$14,866	$(2,625)	$53,933

Net income	-	-	-	748	-	748
ESOP compensation earned	-	23	14	-	-	37
Stock options exercised	-	-	-	-	-	-
Dividends paid	-	-	-	(408)	-	(408)
Stock options vested	-	22	-	-	-	22
Company stock purchased	-	-	-	(182)	-	(182)
Other comprehensive income, unrealized gain on debt securities, net of tax	-	-	-	-	569	569

Balance at March 31, 2025	$32	$42,055	$(336)	$15,024	$(2,056)	$54,719

Balance at December 31, 2025	$34	$43,978	$(292)	$15,412	$(1,383)	$57,749

Net income	-	-	-	1,472	-	1,472
ESOP compensation earned	-	36	15	-	-	52
Stock options exercised	-	182	-	-	-	181
Dividends paid	-	-	-	(417)	-	(417)
Stock options vested	-	5	-	-	-	5
Company stock purchased	-	-	-	(623)	-	(623)
Other comprehensive loss, unrealized loss on debt securities, net of tax	-	-	-	-	(415)	(415)

Balance at March 31, 2026	$34	$44,201	$(277)	$15,844	$(1,798)	$58,004

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED MARCH 31, 2026 AND 2025
(Dollar amounts in thousands except per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at June 30, 2024	$32	$41,739	$(408)	$14,055	$(2,615)	$52,803

Net income	-	-	-	2,708	-	2,708
ESOP compensation earned	-	108	72	-	-	180
Stock options exercised	-	19	-	-	-	19
Dividends paid	-	-	-	(1,223)	-	(1,223)
Stock options vested	-	77	-	-	-	77
Company stock purchased	-	-	-	(516)	-	(516)
Other comprehensive income, unrealized gain on debt securities, net of tax	-	-	-	-	559	559
Share awards earned	-	112	-	-	-	112

Balance at March 31, 2025	$32	$42,055	$(336)	$15,024	$(2,056)	$54,719

Balance at June 30, 2025	$32	$42,187	$(321)	$15,241	$(1,934)	$55,205

Net income	-	-	-	4,746	-	4,746
ESOP compensation earned	-	94	44	-	-	138
Stock options exercised	2	1,769	-	-	-	1,771
Dividends paid	-	-	-	(1,250)	-	(1,250)
Stock options vested	-	46	-	-	-	46
Company stock purchased	-	-	-	(2,893)	-	(2,893)
Other comprehensive income, unrealized gain on debt securities, net of tax	-	-	-	-	136	136
Share awards earned	-	105	-	-	-	105

Balance at March 31, 2026	$34	$44,201	$(277)	$15,844	$(1,798)	$58,004

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands except per share data)
(Unaudited)

	Nine Months Ended
	March 31,
	2026	2025
Cash flows from operating activities
Net income	$4,746	$2,708
Adjustments to reconcile net income to net
Cash provided by operating activities
Gain on sale of loans	(405)	(181)
Loss on sale of investments	-	6
Net amortization and accretion on securities	(261)	(104)
Amortization of deferred loan fees	(61)	(55)
Amortization of purchased loans	(142)	(210)
Provision for (recovery of) credit losses	421	(172)
Depreciation of premises and equipment	774	744
Loss on sale of real estate	18	266
ESOP compensation expense	138	180
Stock option expense	46	189
Deferred income tax benefit	-	(335)
Share awards expense	105	-
Increase in cash surrender value on bank owned life insurance	(86)	(87)
Amortization of core deposit intangible	188	216
Changes in assets and liabilities:
Loans held-for-sale – originations and purchases	(19,806)	(9,771)
Loans held-for-sale – sale and principal repayments	19,006	10,686
Accrued interest receivable	(86)	(27)
Other operating assets	42	(178)
Other operating liabilities	(280)	577
Net cash from operating activities	4,357	4,452

Cash flows from investing activities
Loan originations and purchases, net	(19,124)	12,018
Deferred loan fees collected	51	70
Acquisition of premises and equipment	(11)	(36)
Proceeds from sale of premises and equipment	-	28
Proceeds from sale of real estate	1,106	199
Improvements to real estate owned prior to disposition	(34)	(47)
Changes in FHLB stock	(290)	978
Activity in available-for-sale securities:
Maturities, prepayments and calls	4,581	6,131
Purchases	(10,852)	(11,070)
Sales	-	651
Activity in held-to-maturity securities:
Maturities, prepayments and calls	4,546	4,218
Net cash from investing activities	(20,027)	13,140

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollar amounts in thousands except per share data)
(Unaudited)

	Nine Months Ended
	March 31,
	2026	2025
Cash flows from financing activities
Net increase (decrease) in deposits	$28,142	$(17,244)
Proceeds from advances from federal home loan bank	2,000	-
Dividends paid	(1,250)	(1,223)
Company stock purchased	(2,893)	(516)
Net decrease in advances from borrowers for taxes and insurance	(60)	(137)
Repayments of other bank borrowings	(444)	(3,000)
Proceeds from stock options exercised	1,771	19
Net cash from financing activities	27,266	(22,101)

Net increase (decrease) in cash and cash equivalents	11,596	(4,509)

Cash and cash equivalents - beginning of period	$17,347	$34,948

Cash and cash equivalents - end of period	$28,943	$30,439

Supplemental cash flow information
Interest paid on deposits and borrowed funds	$7,971	$9,037
Income taxes paid	1,240	425
Market value adjustment for gain on securities available-for-sale	173	708
Transfer from loans to other real estate owned	934	900

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.          Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (“Home Federal Bank” or the “Bank”). These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the Nine month period ended March 31, 2026, are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2026. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended June 30, 2025 (the “Company’s 2025 Form 10-K”).

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the statement of financial condition date for potential recognition in the consolidated financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the statement of financial condition date are recognized in the consolidated financial statements as of March 31, 2026. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred through the date these consolidated financial statements were issued.

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

Index
Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana. The Bank is a federally chartered stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency. The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank’s customers by ten full-service banking offices and home office, located in Caddo, Bossier and Webster Parishes, Louisiana. The area served by the Bank is primarily the Shreveport-Bossier City-Minden combined statistical area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of March 31, 2026, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

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

The Company held no trading securities as of March 31, 2026 and June 30, 2025.

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

Index
2.          Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at March 31, 2026 and June 30, 2025 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

March 31, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale
Mortgage-backed securities: residential	$43,251	$46	$2,322	$40,975
Total available-for-sale	$43,251	$46	$2,322	$40,975

March 31, 2026	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-maturity
Mortgage-backed securities: residential	$55,725	$-	$9,003	$46,722
State and political subdivision	1,039	-	35	1,004
Total held-to-maturity	$56,764	$-	$9,038	$47,726

June 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale
Mortgage-backed securities: residential	$36,330	$76	$2,525	$33,881
State and political subdivision	365	-	-	365
Total available-for-sale	$36,695	$76	$2,525	$34,246

June 30, 2025	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-maturity
Mortgage-backed securities: residential	$60,075	$-	$10,140	$49,935
State and political subdivision	1,259	-	55	1,204
Total held-to-maturity	$61,334	$-	$10,195	$51,139

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call of prepay obligations with or without call or prepayment penalties.

March 31, 2026	Amortized Cost	Fair Value
	(In Thousands)
Available-for-sale
One to five years	$1,482	$1,457
Five to ten years	7,907	7,524
Beyond ten years	33,862	31,994
Total available-for-sale	$43,251	$40,975

Held-to-maturity
Five to ten years	$1,381	$1,338
Beyond ten years	55,383	46,388
Total held-to-maturity	$56,764	$47,726

Index
The following tables summarize debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2026 and June 30, 2025, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
March 31, 2026	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale
Mortgage-backed securities: residential	$9,768	$185	$22,350	$2,138	$32,118	$2,322
Total available-for-sale	$9,768	$185	$22,350	$2,138	$32,118	$2,322

	Less Than 12 Months		12 Months or Longer		Total
June 30, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale
Mortgage-backed securities: residential	$8,499	$226	$17,879	$2,299	$26,378	$2,525
Total available-for-sale	$8,499	$226	$17,879	$2,299	$26,378	$2,525

At March 31, 2026, the Company’s security portfolio consisted of 89 securities, 65 of which were in an unrealized loss position. At June 30, 2025, the Company’s security portfolio consisted of 74 securities, 53 of which were in an unrealized loss position. The unrealized losses on the Company’s investment in mortgage-backed securities at March 31, 2026 and June 30, 2025 were caused by interest rate changes. The contractual cash flows of these investments are guaranteed by agencies of the U.S. government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2026.

At March 31, 2026 and June 30, 2025, securities with a carrying value of $22.895 million and $24.517 million, respectively, were pledged to secure certain deposits, borrowings, and other liabilities.

Index
3.          Loans Receivable

Loans receivable are summarized as follows:

	March 31, 2026	June 30, 2025
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$168,590	$174,978
Commercial	141,409	138,920
Multi-Family Residential	30,801	32,283
Land	55,434	30,054
Construction	6,166	11,226
Equity and Second Mortgage	2,913	2,520
Equity Lines of Credit	21,367	20,354

Total Mortgage Loans	426,680	410,335

Commercial Loans	56,355	54,138
Consumer Loans
Loans on Savings Accounts	450	381
Other Consumer Loans	285	739

Total Consumer Loans	735	1,120
Total Loans	483,770	465,593

Less: Allowance for Credit Losses	(4,750)	(4,484)
Unamortized Loan Fees	(95)	(105)

Net Loans Receivable	$478,925	$461,004

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

Index
The following tables summarize designated internal risk categories by portfolio segment and loan class, by origination year, as of March 31, 2026:

	Term Loans Amortized Cost by Origination Year						Revolving
As of March 31, 2026	2026	2025	2024	2023	2022	Prior	Lines	Total
	(In Thousands)
One-to-four family residential
Risk rating
Pass	$5,223	$17,100	$13,291	$35,439	$30,910	$58,578	$-	$160,541
Pass watch	-	73	1,539	774	837	1,727	-	4,950
Special mention	-	-	-	-	-	620	-	620
Substandard	$-	$548	$555	$70	$637	$669	$-	$2,479
Total One-to-four family residential	$5,223	$17,721	$15,385	$36,283	$32,384	$61,594	$-	$168,590
Current period gross charge-offs	-	-	-	-	-	-	-	-

Commercial
Risk rating
Pass	$7,377	$26,012	$6,220	$9,523	$21,762	$60,552	$-	$131,446
Pass watch	-	-	76	98	7,725	107	-	8,006
Special mention	-	-	-	-	-	1,942	-	1,942
Substandard	-	-	-	-	15	-	-	15
Total commercial	$7,377	$26,012	$6,296	$9,621	$29,502	$62,601	$-	$141,409
Current period gross charge-offs	$-	$-	$-	$60	$-	$145	$-	$205

Multi-family residential
Risk rating
Pass	$-	$6,936	$-	$-	$323	$16,452	$-	$23,711
Pass watch	-	-	1,116	1,801	-	4,173	-	7,090
Total multi-family residential	$-	$6,936	$1,116	$1,801	$323	$20,625	$-	$30,801
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Land
Risk rating
Pass	$3,381	$19,843	$11,531	$2,694	$3,415	$14,259	$-	$55,123
Pass watch	-	167	-	144	-	-	-	311
Total land	$3,381	$20,010	$11,531	$2,838	$3,415	$14,259	$-	$55,434
Current period gross charge-offs	$-	$-	$-	$-	$10	$-	$-	$10

Construction
Risk rating
Pass	$1,016	$4,310	$-	$840	$-	$-	$-	$6,166
Total construction	$1,016	$4,310	$-	$840	$-	$-	$-	$6,166
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Index
	Term Loans Amortized Cost by Origination Year						Revolving
As of March 31, 2026	2026	2025	2024	2023	2022	Prior	Lines	Total
	(In Thousands)
Equity loans and lines of credit
Risk rating
Pass	$110	$568	$550	$420	$610	$416	$21,071	$23,745
Pass watch	-	-	-	10	-	-	-	10
Special mention	-	-	-	-	-	-	71	71
Substandard	-	-	-	229	-	-	225	454
Total home equity and lines of credit	$110	$568	$550	$659	$610	$416	$21,367	$24,280
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Loans
Risk rating
Pass	$5,680	$10,378	$15,301	$4,463	$2,214	$14,194	$-	$52,230
Pass watch	328	17	612	119	129	-	-	1,205
Special mention	319	1,943	134	498	-	-	-	2,894
Substandard	-	-	-	-	18	8	-	26
Total commercial loans	$6,327	$12,338	$16,047	$5,080	$2,361	$14,202	$-	$56,355
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer Loans
Risk rating
Pass	$34	$199	$217	$80	$59	$117	$-	$706
Substandard	-	-	24	5	-	-	-	29
Total consumer loans	$34	$199	$241	$85	$59	$117	$-	$735
Current period gross charge-offs	$-	$1	$-	$1	$-	$-	$-	$2

Total
Risk rating
Pass	$22,821	$85,346	$47,110	$53,459	$59,293	$164,568	$21,071	$453,668
Pass watch	328	257	3,343	2,946	8,691	6,007	-	21,572
Special mention	319	1,943	134	498	-	2,562	71	5,527
Substandard	-	548	579	304	670	677	225	3,003
Total	$23,468	$88,094	$51,166	$57,207	$68,654	$173,814	$21,367	$483,770
Current period gross charge-offs	$-	$1	$-	$61	$10	$145	$-	$217

Index
The following tables summarize designated internal risk categories by portfolio segment and loan class, by origination year, as of June 30, 2025:

	Term Loans Amortized Cost by Origination Year						Revolving
As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Lines	Total
	(In Thousands)
One-to-four family residential
Risk rating
Pass	$12,456	$20,344	$40,116	$35,296	$30,282	$28,952	$-	$167,446
Pass watch	1,072	1,358	1,088	1,379	257	629	-	5,783
Special mention	-	40	-	-	379	314	-	733
Substandard	-	-	268	252	496	-	-	1,016
Total One-to-four family residential	$13,528	$21,742	$41,472	$36,927	$31,414	$29,895	$-	$174,978
Current period gross charge-offs	$-	$-	$34	$-	$-	$-	$-	$34

Commercial
Risk rating
Pass	$21,880	$12,736	$17,394	$32,791	$36,221	$13,823	$-	$134,845
Pass watch	114	2,488	98	408	-	-	-	3,108
Substandard	-	-	-	19	948	-	-	967
Total commercial	$21,994	$15,224	$17,492	$33,218	$37,169	$13,823	$-	$138,920
Current period gross charge-offs	$-	$-	$154	$-	$90	$-	$-	$244

Multi-family residential
Risk rating
Pass	$498	$6,854	$1,969	$4,871	$942	$15,942	$-	$31,076
Pass watch	1,207	-	-	-	-	-	-	1,207
Total multi-family residential	$1,705	$6,854	$1,969	$4,871	$942	$15,942	$-	$32,283
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Land
Risk rating
Pass	$8,405	$8,380	$3,044	$3,262	$3,505	$994	$-	$27,590
Pass watch	79	2,376	-	-	9	-	-	2,464
Total land	$8,484	$10,756	$3,044	$3,262	$3,514	$994	$-	$30,054
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk rating
Pass	$7,192	$3,054	$-	$-	$-	$-	$-	$10,246
Pass watch	-	980	-	-	-	-	-	980
Total construction	$7,192	$4,034	$-	$-	$-	$-	$-	$11,226
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Index
	Term Loans Amortized Cost by Origination Year						Revolving
As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Lines	Total
	(In Thousands)
Equity loans and lines of credit
Risk rating
Pass	$46	$582	$629	$639	$96	$376	$19,823	$22,191
Pass watch	-	-	10	-	-	-	234	244
Special mention	-	-	-	-	-	-	72	72
Substandard	-	-	142	-	-	-	225	367
Total home equity and lines of credit	$46	$582	$781	$639	$96	$376	$20,354	$22,874
Current period gross charge-offs	$-	$-	$-	$-	$7	$17	$-	$24

Commercial Loans
Risk rating
Pass	$6,742	$21,685	$9,317	$4,100	$2,973	$4,756	$-	$49,573
Pass watch	762	8	70	70	-	-	-	910
Special mention	2,318	179	917	-	128	-	-	3,542
Substandard	-	-	75	25	13	-	-	113
Total commercial loans	$9,822	$21,872	$10,379	$4,195	$3,114	$4,756	$-	$54,138
Current period gross charge-offs	$-	$-	$-	$2	$-	$-	$-	$2
Consumer Loans
Risk rating
Pass	$285	$328	$280	$87	$1	$101	$-	$1,082
Special mention	-	29	-	-	-	-	-	29
Substandard	-	-	9	-	-	-	-	9
Total consumer loans	$285	$357	$289	$87	$1	$101	$-	$1,120
Current period gross charge-offs	$-	$1	$18	$-	$-	$-	$-	$19
Total
Risk rating
Pass	$57,504	$73,963	$72,749	$81,046	$74,020	$64,944	$19,823	$444,049
Pass watch	3,234	7,210	1,266	1,857	266	629	234	14,696
Special mention	2,318	248	917	-	507	314	72	4,376
Substandard	-	-	494	296	1,457	-	225	2,472
Total	$63,056	$81,421	$75,426	$83,199	$76,250	$65,887	$20,354	$465,593
Current period gross charge-offs	$-	$1	$206	$2	$97	$17	$-	$323

Index
The following tables present an aging analysis of past due loans, segregated by class of loans, as of March 31, 2026 and June 30, 2025:

March 31, 2026	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$3,149	$10	$2,590	$5,749	$162,841	$168,590	$273
Commercial	-	-	-	-	141,409	141,409	-
Multi-Family Residential	-	-	-	-	30,801	30,801	-
Land	108	-	-	108	55,326	55,434	-
Construction	-	-	-	-	6,166	6,166	-
Equity and Second Mortgage	-	-	142	142	2,771	2,913	-
Equity Lines of Credit	-	-	225	225	21,142	21,367	-
Commercial Loans	95	-	18	113	56,242	56,355	-
Consumer Loans	16	24	-	40	695	735	-
Total	$3,368	$34	$2,975	$6,377	$477,393	$483,770	$273

June 30, 2025	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$174	$853	$963	$1,990	$172,988	$174,978	$252
Commercial	99	-	967	1,066	137,854	138,920	-
Multi-Family Residential	-	-	-	-	32,283	32,283	-
Land	17	-	-	17	30,037	30,054	-
Construction	-	-	-	-	11,226	11,226	-
Equity and Second Mortgage	-	-	142	142	2,378	2,520	-
Equity Lines of Credit	48	-	225	273	20,081	20,354	-
Commercial Loans	8	-	38	46	54,092	54,138	-
Consumer Loans	29	-	-	29	1,091	1,120	-
Total	$375	$853	$2,335	$3,563	$462,030	$465,593	$252

There was no interest income recognized on non-accrual loans during the Nine months ended March 31, 2026, or the year ended June 30, 2025. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the Nine months ended March 31, 2026 and the year ended June 30, 2025 was approximately $109,000 and $113,000, respectively.

Index
The change in the allowance for credit losses by loan portfolio class and recorded investment in loans for the Nine months ended March 31, 2026 and year ended June 30, 2025 was as follows:

March 31, 2026	Real Estate Loans
	1-4 Family Residential	Commercial	Multi-Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balances	$2,202	$1,202	$113	$165	$74	$182	$538	$8	$4,484
Charge-Offs	-	(205)	-	(10)	-	-	-	(2)	(217)
Recoveries	1	41	-	1	-	14	2	3	62
Current Provision	(24)	227	(5)	228	(31)	20	(23)	29	421
Ending Balances	$2,179	$1,265	$108	$384	$43	$216	$517	$38	$4,750

June 30, 2025	Real Estate Loans

	1-4 Family Residential	Commercial	Multi-Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balances	$2,346	$1,088	$130	$175	$103	$165	$548	$19	$4,574
Charge-Offs	(34)	(244)	-	-	-	(24)	(2)	(19)	(323)
Recoveries	351	-	-	1	-	5	2	-	359
Current Provision	(461)	358	(17)	(11)	(29)	36	(10)	8	(126)
Ending Balances	$2,202	$1,202	$113	$165	$74	$182	$538	$8	$4,484

Index
The Company held loans that were individually evaluated for credit losses at March 31, 2026 and June 30, 2025 for which the repayment, on the basis of our assessment at the reporting date, is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:

•	One-to-four-family first mortgages are primarily secured by first liens on residential real estate.
•
Commercial real estate loans are primarily secured by office and industrial buildings, warehouses, retail shopping facilities and various special purpose properties, including self-storage facilities, hotels and restaurants.

•	Multi-family loans are primarily secured by residential property that include five or more housing units.
•	Construction and land loans are primarily secured by residential and commercial properties, which are under construction and/or redevelopment, and by raw land.
•	Home equity loans and lines are primarily secured by first and junior liens on residential real estate.
•	Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.
•	Consumer loans considered collateral dependent are primarily secured by titled vehicles.

The following table presents loans individually evaluated for impairment, segregated by class of loans, as of March 31, 2026 and June 30, 2025:

	March 31, 2026		June 30, 2025
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$3,724	$298	$2,234	$97
Commercial	1,956	-	1,081	102
Multi-Family Residential	-	-	-	-
Land	81	3	115	4
Construction	-	-	-	-
Home Equity Loans and Lines of Credit	455	-	367	-
Commercial Loans	33	2	45	2

Consumer Loans	26	24	15	1
Total	$6,275	$327	$3,857	$206

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status. As of March 31, 2026, there were no residential loans in the process of foreclosure.

As of March 31, 2026, there were no loans whose terms were modified for borrowers who may be experiencing financial difficulties.

At March 31, 2026 and June 30, 2025, accrued interest receivable on loans was $1.737 million and $1.624 million, respectively, and included within accrued interest receivable on the consolidated balance sheets.

4.          Deposits

Deposits at March 31, 2026 and June 30, 2025 consist of the following classifications:

	March 31, 2026	June 30, 2025
	(In Thousands)

Non-interest bearing accounts	$139,110	$122,416
NOW accounts	64,439	67,119
Money market accounts	69,070	73,771
Savings accounts	92,773	95,627
Certificates of deposit	209,040	187,357
Total deposits	$574,432	$546,290

Index
5.          Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three and Nine months ended March 31, 2026 and 2025 were calculated as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
	(In Thousands, Except Per Share Data)

Net Income	$1,472	$748	$4,746	$2,708

Weighted average shares outstanding - basic	3,017	3,062	3,016	3,063
Effect of dilutive common stock equivalents	53	26	41	18
Adjusted weighted average shares outstanding - diluted	3,070	3,088	3,057	3,081

Basic earnings per share	$0.49	$0.24	$1.57	$0.88
Diluted earnings per share	$0.48	$0.24	$1.55	$0.88

For the three months ended March 31, 2026 and 2025, there were weighted average outstanding options to purchase 277,174 and 317,700 shares, respectively, at a weighted average exercise price of $13.11 and $11.85 per share, respectively, and for the Nine months ended March 31, 2026 and 2025, there were weighted average outstanding options to purchase 284,476 and 317,751 shares, respectively, at a weighted average exercise price of $12.38 and $11.84 per share, respectively.  For the quarter ended March 31, 2026 and 2025, 48,326 options and 25,696 options, respectively, were included in the computation of diluted earnings per share. For the Nine month period ended March 31, 2026 and 2025, 41,140 options and 18,722 options, respectively, were included in the computation of diluted earnings per share.

The following table presents the components of weighted average outstanding shares for purposes of calculating earnings per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
	(In Thousands, Except Per Share Data)

Average common shares issued	6,125	6,125	6,125	6,125
Average unearned ESOP shares	(57)	(69)	(60)	(74)
Average Company stock purchased	(3,051)	(2,994)	(3,049)	(2,988)

Weighted average shares outstanding	3,017	3,062	3,016	3,063

Index
6.          Stock-Based Compensation

Stock Incentive Plans

On November 12, 2014, the stockholders of the Company approved the adoption of the Company’s 2014 Stock Incentive Plan (the “2014 Stock Incentive Plan”).  On January 31, 2024, the Company granted 4,000 stock options to a key employee, vesting ratably over three years commencing February 1, 2024.  On July 24, 2024, the Company granted 1,600 plan share awards and a total of 23,000 stock options to directors, officers and key employees vesting ratably over five years. The 2014 Stock Incentive Plan cost is recognized over the five-year vesting period. A total of 117,600 stock options granted on October 26, 2015, that were due to expire on October 26, 2025, were exercised in October 2025.  The 2014 Stock Incentive Plan terminated on August 13, 2024; however, the 1,280 unvested plan share awards and 36,000 outstanding options as of March 31, 2026, will remain in effect for the remainder of their five-year vesting and original ten-year terms, respectively.

On November 13, 2019, the stockholders of the Company approved the adoption of the Company’s 2019 Stock Incentive Plan (the “2019 Stock Incentive Plan”).  On July 24, 2024, the Company granted 1,600 stock options to a key employee vesting ratably over five years. The 2019 Stock Incentive Plan costs are recognized over the five-year vesting period. As of March 31, 2026, there are no plan share awards and 800 stock options available for future grant under the 2019 Stock Incentive Plan.  There were no plan share awards and 144,704 outstanding options as of March 31, 2026, under the 2019 Stock Incentive Plan.

On November 19, 2025, the stockholders of the Company approved the adoption of the Company’s 2025 Stock Incentive Plan (the “2025 Stock Incentive Plan,” together with the 2014 Stock Incentive Plan and the 2019 Stock Incentive Plan, the “Stock Incentive Plans”) which provides for a total of 125,000 shares reserved for future issuance as stock awards or stock options. No more than 31,250 shares, or 25%, may be granted as stock awards. The balance of the plan is reserved for stock option awards.  On December 18, 2025, the Company granted a total of 31,250 plan share awards and a total of 92,750 stock options to directors, officers and key employees vesting ratably over five years. The 2025 Stock Incentive Plan costs are recognized over the five-year vesting period. As of March 31, 2026, there are no plan share awards and 1,000 stock options available for future grant under the 2025 Stock Incentive Plan.

For the three months ended March 31, 2026 and 2025, the Company recognized compensation expense of $5,000 and $54,000, respectively, related to its Stock Incentive Plans. For the nine months ended March 31, 2026 and 2025, compensation expense charged to operations for these plans was $93,000 and $168,000, respectively.

7.          Related Party Transactions

In the ordinary course of business, the Bank makes loans to its directors and officers. These loans are made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and do not involve more than normal credit risk or present other unfavorable features. Certain directors and executive officers were indebted to the Bank in the approximate aggregate amount of $4.720 million and $4.383 million at March 31, 2026 and June 30, 2025.

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

Index
At March 31, 2026 and June 30, 2025, the carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	March 31, 2026
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets
Cash and cash equivalents	$28,943	$28,943	$28,943	$-	$-
Securities available-for-sale	40,975	40,975	-	40,975	-
Securities held-to-maturity	56,764	47,726	-	47,726	-
Other securities	940	940	-	-	940
Loans held-for-sale	2,745	2,745	-	2,745	-
Loans receivable, net	478,925	460,017	-	-	460,017

Financial liabilities
Deposits	574,432	572,857	-	572,857	-
Other borrowings	3,556	3,556	-	3,556	-

	June 30, 2025
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets
Cash and cash equivalents	$17,347	$17,347	$17,347	$-	$-
Securities available-for-sale	34,246	34,246	-	34,246	-
Securities held-to-maturity	61,334	51,139	-	51,139	-
Other securities	650	650	-	-	650
Loans held-for-sale	1,540	1,540	-	1,540	-
Loans receivable, net	461,004	440,812	-	-	440,812

Financial liabilities
Deposits	546,290	544,944	-	544,944	-
Other borrowings	4,000	4,000	-	4,000	-

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used during the Nine months ended March 31, 2026.

Index
Fair values of assets and liabilities measured on a recurring basis at March 31, 2026 and June 30, 2025 are as follows:

	Fair Value Measurements
March 31, 2026	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Mortgage-backed securities: residential	$-	$40,975	$-	$40,975
Total available-for-sale	$-	$40,975	$-	$40,975

	Fair Value Measurements
June 30, 2025	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Mortgage-backed securities: residential	$-	$33,881	$-	$33,881
State and political subdivision	-	365	-	365
Total available-for-sale	$-	$34,246	$-	$34,246

Fair values of assets and liabilities measured on a non-recurring basis at March 31, 2026 and June 30, 2025 are as follows:

	Fair Value Measurements
March 31, 2026	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans	$-	$-	$2,747	$2,747
Other Real Estate Owned	-	-	814	814
Total	$-	$-	$3,561	$3,561

	Fair Value Measurements
June 30, 2025	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans	$-	$-	$2,502	$2,502
Other Real Estate Owned	-	-	970	970
Total	$-	$-	$3,472	$3,472

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

The calculated amount of the ROU assets and lease liabilities in the table below are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.

At March 31, 2026 and June 30, 2025, the carrying amounts of the ROU assets and corresponding lease liabilities were as follows:

	Location in the Consolidated Balance Sheets	March 31, 2026	June 30, 2025
Operating lease right-of-use assets	Other assets	$788	$799
Operating lease liabilities	Other liabilities	$852	$856
Weighted-average remaining lease term (in years)		32.7	33.4
Weighted-average discount rate		3.00%	3.00%

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

There were no changes made to the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Index
Discussion of Financial Condition Changes from June 30, 2025 to March 31, 2026

General

Total assets increased $32.157 million, or 5.3%, from $609.492 million at June 30, 2025 to $641.649 million at March 31, 2026. The increase in assets resulted from increases in net loans receivable of $17.921 million, or 3.9%, from $461.004 million at June 30, 2025 to $478.925 million at March 31, 2026, cash and cash equivalents of $11.596 million, or 66.8%, from $17.347 million at June 30, 2025 to $28.943 million at March 31, 2026, investment securities of $2.449 million, or 2.5%, from $96.230 million at June 30, 2025 to $98.679 million at March 31, 2026, loans-held-for-sale of $1.205 million, or 78.2%, from $1.540 million at June 30, 2025 to $2.745 million at March 31, 2026, accrued interest receivable of $86,000, or 4.7%, from $1.836 million at June 30, 2025 to $1.922 million at March 31, 2026, and bank owned life insurance of $86,000, or 1.2%, from $6.926 million at June 30, 2025 to $7.012 million at March 31, 2026, partially offset by decreases in premises and equipment of $763,000, or 4.4%, from $17.266 million at June 30, 2025 to $16.503 million at March 31, 2026, core deposit intangible of $188,000, or 20.5%, from $915,000 at June 30, 2025 to $727,000 at March 31, 2026, real estate owned of $156,000, or 16.1%, from $970,000 at June 30, 2025 to $814,000 at March 31, 2026, other assets of $42,000, or 3.2%, from $1.305 million at June 30, 2025 to $1.263 million at March 31, 2026, and deferred tax asset of $37,000, or 3.2%, from $1.163 million at June 30, 2025 to $1.126 million at March 31, 2026.

Cash and Cash Equivalents

Cash and cash equivalents increased $11.596 million, or 66.8%, from $17.347 million at June 30, 2025 to $28.943 million at March 31, 2026. The increase in cash and cash equivalents was primarily due to increases in deposits.

Loans Receivable, Net

Loans receivable, net, increased by $17.921 million, or 3.9%, to $478.925 million at March 31, 2026 compared to $461.004 million at June 30, 2025. The increase in loans receivable, net was primarily due to increases in land loans of $25.380 million, commercial real estate loans of $2.489 million, commercial non-real estate loans of $2.217 million, equity line-of-credit loans of $1.013 million, and equity and second mortgage loans of $393,000, partially offset by decreases in one-to-four-family residential loans of $6.387 million, construction loans of $5.060 million, multi-family residential loans of $1.483 million, and consumer loans of $385,000.

Loans Held-for-Sale

Loans held-for-sale increased $1.205 million, from $1.540 million at June 30, 2025 to $2.745 million at March 31, 2026.The increase in loans held-for-sale is primarily due to normal timing differences in our loan origination and sale activities.

Investment Securities

Investment securities amounted to $98.679 million at March 31, 2026, compared to $96.230 million at June 30, 2025, an increase of $2.449 million, or 2.5%. The increase in investment securities was primarily due to security purchases of $10.852 million and a $173,000 decrease in market value losses on available-for-sale securities, partially offset by $9.127 million of principal repayments on mortgage backed securities.

Premises and Equipment, Net

Premises and equipment, net decreased $763,000, or 4.4%, to $16.503 million at March 31, 2026 compared to $17.266 million at June 30, 2025, due to depreciation.

Index
Asset Quality

At March 31, 2026, the Company had $4.197 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $3.305 million of non-performing assets at June 30, 2025, consisting of eighteen one-to-four family residential loans, three home equity loans, two commercial non-real estate loans, one commercial real estate loan, one consumer loan, and one commercial real estate property in other real estate owned at March 31, 2026, compared to six one-to-four family residential loans, two home equity loans, three commercial non-real estate loans, two commercial real estate loans and one single-family residence in other real estate owned at June 30, 2025. At March 31, 2026 the Company had seventeen one-to-four family residential loans, three home equity loans, two commercial non-real estate loans, two consumer loans, and one commercial real estate loan classified as substandard, compared to eight one-to-four family residential loans, five commercial non-real estate loans, two home equity loans, two commercial real estate loans and one consumer loan classified as substandard at June 30, 2025.  There were no loans classified as doubtful at March 31, 2026 or June 30, 2025.

Total Liabilities

Total liabilities increased $29.358 million, or 5.3%, from $554.287 million at June 30, 2025 to $583.645 million at March 31, 2026. The increase in liabilities resulted from increases in total deposits of $28.142 million, or 5.2%, from $546.290 million at June 30, 2025 to $574.432 million at March 31, 2026, and advances from the Federal Home Loan Bank of Dallas of $2.000 million, from none at June 30, 2025 to $2.000 million at March 31, 2026, partially offset by decreases in other borrowings of $444,000, or 11.1%, from $4.000 million at June 30, 2025 to $3.556 million at March 31, 2026, other accrued expenses and liabilities of $280,000, or 8.1%, from $3.454 million at June 30, 2025 to $3.174 million at March 31, 2026, and advances from borrowers for taxes and insurance of $60,000, or 11.0%, from $543,000 at June 30, 2025 to $483,000 at March 31, 2026. The increase in deposits resulted from increases in certificates of deposit of $21.683 million, or 11.6%, from $187.357 million at June 30, 2025 to $209.040 million at March 31, 2026, and non-interest deposits of $16.694 million, or 13.6%, from $122.416 million at June 30, 2025 to $139.110 million at March 31, 2026, partially offset by decreases in money market deposits of $4.701 million, or 6.4%, from $73.771 million at June 30, 2025 to $69.070 million at March 31, 2026, savings deposits of $2.854 million, or 3.0%, from $95.627 million at June 30, 2025 to $92.773 million at March 31, 2026, and NOW accounts of $2.680 million, or 4.0%, from $67.119 million at June 30, 2025 to $64.439 million at March 31, 2026.

Stockholders’ Equity

Stockholders’ equity increased $2.799 million, or 5.1%, from $55.205 million at June 30, 2025 to $58.004 million at March 31, 2026. The increase in stockholders’ equity resulted from net income for the nine months ended March 31, 2026 of $4.746 million, proceeds from the issuance of common stock from the exercise of stock options of $1.769 million, a decrease in the Company’s accumulated other comprehensive loss of $136,000, and the vesting of restricted stock awards, stock options, and the release of employee stock ownership plan shares totaling $290,000, partially offset by stock repurchases of $2.892 million and dividends paid totaling $1.250 million.

Regulatory Capital

The Bank is required to meet minimum capital standards promulgated by the Office of the Comptroller of the Currency (“OCC”). At March 31, 2026, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements. At March 31, 2026, Home Federal Bank exceeded each of its capital requirements with common equity tier 1, tier 1 capital, total capital, leverage, and tangible capital ratios of 13.05%, 13.05%, 14.1%, 9.44%, and 9.44%, respectively.

Index
Comparison of Operating Results for the Three and Six Months Ended March 31, 2026 and 2025

General

The increase in net income for the three months ended March 31, 2026, as compared to the same period in 2025, resulted from an increase of $733,000, or 15.7%, in net interest income, a decrease of $282,000, or 6.6%, in non-interest expense, and an increase of $83,000, or 15.4%, in non-interest income, partially offset by an increase of $263,000, or 4,383.3%, in the provision for credit losses, and an increase of $111,000, or 53.6%, in the provision for income taxes.

The increase in net income for the nine months ended March 31, 2026, as compared to the same period in 2025 resulted primarily from an increase of $2.346 million, or 17.1%, in net interest income, an increase of $583,000, or 44.0%, in non-interest income, and a decrease of $484,000, or 4.0%, in non-interest expense, partially offset by an increase of $782,000, or 199.5%, in provision for income taxes and an increase of $593,000, or 344.8%, in the provision for credit losses.

Net Interest Income

The increase in net interest income for the three months ended March 31, 2026, as compared to the same period in 2025, resulted from an increase of $590,000, or 7.9%, in total interest income and a decrease of $143,000, or 5.2%, in total interest expense. The Company’s average interest rate spread was 3.13% for the three months ended March 31, 2026, compared to 2.66% for the three months ended March 31, 2025. The Company’s net interest margin was 3.75% for the three months ended March 31, 2026, compared to 3.33% for the three months ended March 31, 2025.

The increase in net interest income for the nine months ended March 31, 2026, as compared to the same period in 2025, was primarily due to an increase of $1.264 million, or 5.5%, in total interest income, and a decrease of $1.082 million, or 11.9%, in total interest expense. The Company’s average interest rate spread was 3.04% for the nine months ended March 31, 2026, compared to 2.44% for the nine months ended March 31, 2025. The Company’s net interest margin was 3.68% for the nine months ended March 31, 2026, compared to 3.14% for the nine months ended March 31, 2025.

Provision for Credit Losses

The provision for credit losses for the three months ended March 31, 2026, compared to the same period in 2025, increased by $263,000 primarily due to an increase in net loans receivable. The provision for credit losses for the nine months ended March 31, 2026, compared to the same period in 2025, increased by $593,000, reflecting a change from a $172,000 recovery in the prior year period to a $421,000 provision in the current period, primarily due to higher net loans receivable.

Non-interest Income

The $83,000 increase in non-interest income for the three months ended March 31, 2026, compared to the same period in 2025, resulted from an increase of $49,000 in gain on sale of loans, an increase of $42,000 in service charges on deposit accounts, and an increase of $3,000 in other non-interest income, partially offset by an increase of $10,000 in loss on sale of real estate, and a decrease of $1,000 in income on bank owned life insurance. The $583,000 increase in non-interest income for the nine months ended March 31, 2026, compared to the same period in 2025, resulted from a decrease of $248,000 in loss on sale of real estate, an increase of $224,000 in gain on sale of loans, an increase of $118,000 in service charges on deposit accounts, and a decrease of $6,000 in loss on sale of securities, partially offset by a decrease of $12,000 in other non-interest income, and a decrease of $1,000 in income on bank owned life insurance.

Index
Non-interest Expense

The $282,000 decrease in non-interest expense for the three months ended March 31, 2026, compared to the same period in 2025, resulted from decreases of $203,000 in data processing, $37,000 in audit and examination fees, $27,000 in other expenses, $15,000 in franchise and bank shares tax, $13,000 in amortization core deposit intangible, $11,000 in loan and collection, $9,000 in professional fees, and $3,000 in occupancy and equipment, partially offset by increases in $25,000 in compensation and benefits, $9,000 in advertising, and $2,000 in deposit insurance premium. The $484,000 decrease in non-interest expense for the nine months ended March 31, 2026, compared to the same period in 2025, resulted from decreases of $255,000 in compensation and benefits, $181,000 in audit and examination fees, $103,000 in data processing, $39,000 in advertising, $28,000 in amortization core deposit intangible, and $25,000 in professional fees, partially offset by increases in $98,000 in other expenses, $22,000 in occupancy and equipment, $14,000 in deposit insurance premium, $8,000 in loan and collection, and $5,000 in franchise and bank shares tax.

The aggregate compensation expense recognized by the Company for its stock options, share awards and employee stock ownership plan, amounted to $57,000 and $92,000 for the three months ended March 31, 2026 and March 31, 2025, respectively. The aggregate compensation expense recognized by the Company for its stock options, share awards and employee stock ownership plan, amounted to $231,000 and $348,000 for the nine months ended March 31, 2026 and March 31, 2025, respectively.

The Louisiana bank shares tax is assessed on the Bank’s equity and earnings. For the three months ended March 31, 2026, the Company recognized franchise and bank shares tax expense of $120,000 compared to $135,000, for the same period in 2025. For the nine months ended March 31, 2026, the Company recognized franchise and bank shares tax expense of $309,000 compared to $304,000, for the same period in 2025.

Income Taxes

There was an income tax expense of $318,000 and $1.174 million for the three and six months ended March 31, 2026, respectively, resulting in an effective tax rate of 17.77% and 19.83%, respectively. There was an income tax expense of $207,000 and $392,000 for the three and six months ended March 31, 2025, respectively, resulting in an effective tax rate of 21.7% and 12.6%, respectively.

Index
Average Balances, Net Interest Income, Yields Earned, and Rates Paid

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

	Three Months Ended March 31,
	2026			2025
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$478,937	$7,361	6.23%	$459,828	$6,740	5.94%
Investment securities	98,514	580	2.39	95,706	576	2.44
Interest-earning deposits	7,613	74	3.94	14,513	109	3.05
Total interest-earning assets	$585,064	$8,015	5.56%	$570,047	$7,425	5.28%
Non-interest-earning assets	38,833			40,361
Total assets	$623,897			$610,408
Interest-bearing liabilities:
Savings accounts	$92,604	$339	1.48%	$94,375	$408	1.75%
NOW accounts	65,736	191	1.18	69,562	198	1.15
Money market accounts	67,553	317	1.90	75,882	376	2.01
Certificate accounts	204,379	1,686	3.35	182,721	1,693	3.76
Total interest-bearing deposits	430,272	2,533	2.39	422,540	2,675	2.57
Other borrowings	3,849	62	6.53	4,000	76	7.71
FHLB advances	1,419	13	3.72	-	-	-
Total interest-bearing liabilities	$435,540	$2,608	2.43%	$426,540	$2,751	2.62%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	126,094			125,438
Other liabilities	3,643			4,120
Total liabilities	565,277			556,098
Total stockholders’ equity (1)	58,620			54,310

Total liabilities and stockholders’ equity	$623,897			$610,408

Net interest-earning assets	$149,524			$143,507

Net interest income; average interest rate spread(2)		$5,407	3.13%		$4,674	2.66%
Net interest margin(3)			3.75%			3.33%
Average interest-earning assets to average interest-bearing liabilities			134.33%			113.64%

(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Index
	Nine Months Ended March 31,
	2026			2025
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$470,696	$21,971	6.22%	$460,972	$20,426	5.90%
Investment securities	97,449	1,696	2.32	96,395	1,619	2.24
Interest-earning deposits	12,781	421	4.39	23,326	779	4.45
Total interest-earning assets	$580,926	$24,088	5.52%	$580,693	$22,824	5.24%
Non-interest-earning assets	38,931			39,974
Total assets	$619,857			$620,667
Interest-bearing liabilities:
Savings accounts	$92,985	$1,099	1.57%	$89,171	$1,134	1.69%
NOW accounts	65,617	564	1.14	71,022	623	1.17
Money market accounts	70,213	1,036	1.97	76,828	1,269	2.20
Certificate accounts	199,346	5,120	3.42	191,936	5,825	4.04
Total interest-bearing deposits	428,161	7,819	2.43	428,957	8,851	2.75
Other borrowings	3,951	211	7.11	4,832	274	7.55
FHLB advances	466	13	3.72	-	-	-
Total interest-bearing liabilities	$432,578	$8,043	2.48%	$433,789	$9,125	2.80%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	125,688			129,536
Other liabilities	4,282			4,670
Total liabilities	562,548			567,995
Total stockholders’ equity (1)	57,309			52,672

Total liabilities and stockholders’ equity	$619,857			$620,667

Net interest-earning assets	$148,348			$146,904

Net interest income; average interest rate spread(2)		$16,045	3.04%		$13,699	2.44%
Net interest margin(3)			3.68%			3.14%
Average interest-earning assets to average interest-bearing liabilities			134.29%			133.87%

(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Index
Liquidity and Capital Resources

The Bank maintains levels of liquid assets deemed adequate by management. The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings, and to fund loan commitments. The Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

The Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, the Bank invests excess funds in short-term interest-earning accounts and other assets which provide liquidity to meet lending requirements. The Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $13.255 million at March 31, 2026.

A significant portion of the Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents. The Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds. At March 31, 2026, the Bank had $2.000 million in advances from the Federal Home Loan Bank of Dallas and had $133.653 million in borrowing capacity. Additionally, at March 31, 2026, the Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $19.900 million. There were no amounts purchased under this agreement as of March 31, 2026. At March 31, 2026, Home Federal Bancorp had a $3.556 million outstanding loan with First National Bankers Bank, which matures on February 5, 2034.

At March 31, 2026, the Bank had outstanding loan commitments of $63.339 million to originate loans and commitments under unused lines of credit of $13.989 million. At March 31, 2026, certificates of deposit scheduled to mature in less than one year totaled $136.253 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. The Bank intends to utilize its high levels of liquidity to fund its lending activities. If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale, as needed.

At March 31, 2026, Home Federal Bank exceeded each of its capital requirements with common equity tier 1, tier 1 capital, total capital, leverage, and tangible capital ratios of 13.05%, 13.05%, 14.1%, 9.44%, and 9.44%, respectively.

Off-Balance Sheet Arrangements

At March 31, 2026, the Company did not have any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.

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

(a)   Not applicable.
(b)   Not applicable.
(c)   Purchases of Equity Securities

The table below sets forth the Company’s repurchases of its common stock made during the quarter ended March 31, 2026, are set forth in the table below, including stock-for-stock option exercises.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2026 - January 31, 2026	14,500	$17.84	14,500	67,209
February 1, 2026 - February 28, 2026	5,000	18.99	5,000	62,209
March 1, 2026 - March 31, 2026	14,277	18.84	14,277	47,932
Total	33,777	$18.43	33,777	47,932

Notes to this table:

(a)
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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: May 14, 2026	By:	/s/ Brad Ezernack
Brad Ezernack
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)