Form 10-K
period 2026-06-30
Home Federal Bancorp, Inc. of Louisiana
filed 2026-09-25
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _________________.

Commission File Number 001-35019

HOME FEDERAL BANCORP, INC. OF LOUISIANA

(Exact name of registrant as specified in its charter)

Louisiana	02-0815311
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

624 Market Street, Shreveport, Louisiana	71101
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:	(318) 222-1145

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $.01 per share)	HFBL	Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☒
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.        ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                              Yes ☐           No ☒
The aggregate value of the 2,098,626 shares of Common Stock of the Registrant issued and outstanding on December 31, 2025, which excludes an aggregate of 979,844 shares held by all directors and executive officers of the Registrant, the Registrant’s Employee Stock Ownership Plan (“ESOP”) and Employees’ Savings and Profit Sharing Plan (“401(k) Plan”) as a group was $37.8 million.  This figure is based on the closing sales price of $18.00 per share of the Registrant’s Common Stock on December 31, 2025, the last business day of the Registrant’s second fiscal quarter.  Although directors and executive officers, the ESOP and 401(k) Plan were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of September 21, 2026: 3,030,594

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 14.

HOME FEDERAL BANCORP INC. OF LOUISIANA
Form 10-K
For the Year Ended June 30, 2026

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

As of June 30, 2026, Home Federal Bancorp’s only business activities are to hold all of the outstanding common stock of Home Federal Bank. Home Federal Bancorp is authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies, which may include the issuance of additional shares of common stock to raise capital or to support mergers or acquisitions and borrowing funds for reinvestment in Home Federal Bank.

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

Lending Activities

General.  At June 30, 2026, our net loan portfolio amounted to $475.491 million, representing approximately 73.91% of total assets at that date. Historically, our principal lending activity was the origination of one-to-four family residential loans. At June 30, 2026, one-to-four family residential loans amounted to $164.214 million, or 34.18% of the total loan portfolio. We have sold a substantial amount of our fixed-rate conforming one-to-four family residential loans to correspondent banks. Commercial real estate loans amounted to $141.002 million, or 29.34% of the total loan portfolio, at June 30, 2026.

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

A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower, if the loans are fully secured by readily marketable securities. In addition, upon application, the Office of the Comptroller of the Currency permits a savings institution to lend up to an additional 15% of unimpaired capital and surplus to one borrower to develop domestic residential housing units. At June 30, 2026, our regulatory limit on loans to one borrower was $10.195 million, and the five largest loans or groups of loans to one borrower, including related entities, aggregated $6.751 million, $5.678 million, $5.411 million, $5.222 million, and $5.051 million. Each of our five largest loans or groups of loans was originated with strong guarantor support to known borrowers in our market area and was performing in accordance with its terms at June 30, 2026.

Loans to or guaranteed by general obligations of a state or political subdivision are not subject to the foregoing lending limits.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	June 30,
	2026		2025
	Amount	Percent of Total Loans	Amount	Percent of Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family residential(1)	$164,214	34.18%	$174,978	37.59%
Commercial – real estate secured:
Owner occupied	91,240	18.99	85,761	18.82
Non-owner occupied	49,762	10.35	53,159	11.42
Total commercial-real estate secured	141,002	29.34	138,920	29.84
Multi-family residential	30,641	6.38	32,283	6.93
Land	34,825	7.25	30,054	6.45
Construction	25,435	5.29	11,226	2.41
Home equity loans and second mortgage loans	3,177	0.66	2,520	0.54
Equity lines of credit	21,657	4.51	20,354	4.37
Total real estate loans	420,951	87.61	410,335	88.13
Commercial business	58,866	12.25	54,138	11.63
Consumer non-real estate loans:
Savings accounts	436	0.09	381	0.08
Consumer loans	247	0.05	739	0.16
Total non-real estate loans	59,549	12.39	55,258	11.87
Total loans	480,500	100.00%	465,593	100.00%
Less:
Allowance for credit losses	(4,926)		(4,484)
Deferred loan fees	(83)		(105)
Net loans receivable (1)	$475,491		$461,004

(1)	Does not include loans held-for-sale amounting to $1.654 million and $1.540 million at June 30, 2026 and 2025, respectively.

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

Our loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the value of the property that will secure the loan. All residential loans originated for sale to FNMA or other investor banks that receive an Approve-Eligible recommendation on the automated underwriting feedback certificate that is applicable for each loan type must be approved by a Bank mortgage underwriter. Loans that do not receive an Approve-Eligible recommendation must be approved by a Bank mortgage underwriter and the Senior Vice President of Mortgage Lending. In addition, all loans originated to be held on the Bank’s portfolio must be approved by a Bank mortgage underwriter and the Senior Vice President of Mortgage Lending for loans up to $500,000, and for loans up to $1.5 million by the Senior Credit Officer. Commercial real estate secured loans and lines of credit and commercial business loans up to $2.0 million must be approved by the Chief Banking Officer or Chief Executive Officer, up to $3.0 million by the Chief Banking Officer and Chief Executive Officer, and in excess of $3.0 million by the Executive Committee. In accordance with past practice, all loans are ratified by our board of directors.

In recent periods, we have originated and sold a substantial amount of our fixed-rate conforming mortgages to correspondent banks. For the year ended June 30, 2026, we originated $50.915 million of one-to-four family residential loans and sold $30.046 million of such loans. Our residential loan originations primarily consist of conventional, rural development, FHA, and VA loans.

The following table shows total loans originated, sold, and repaid during the periods indicated.

	Year Ended June 30,
	2026	2025
	(In thousands)
Loan originations:
One-to-four family residential	$50,915	$43,174
Commercial — real estate secured:
Owner occupied	19,585	18,505
Non-owner occupied	6,548	5,897
Multi-family residential	2,541	23
Commercial business	58,827	61,830
Land	17,401	7,748
Construction	14,964	5,796
Home equity loans and lines of credit and other consumer	22,605	13,457
Total loan originations	193,386	156,430
Loans purchased	18,064	16,047
Total loan originations and loans purchased	211,450	172,477
Loans sold	(30,046)	(18,312)
Loan principal repayments	(165,677)	(163,590)
Total loan originations and purchases, net of loans sold and principal repayments	15,727	(9,425)
(Decrease) increase due to other items, net(1)	(1,126)	(616)
Net increase (decrease) in loan portfolio(2)	$14,601	$(10,041)

(1)	Other items consist of deferred loan fees, the allowance for credit losses, loans transferred to other real estate owned, and mark to market amortization for purchased loans.
(2)	Includes net change of loans held for sale.

Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, we concentrate our lending activity in our primary market area in Caddo, Bossier and Webster Parishes, Louisiana and the surrounding area. Subject to our loans-to-one borrower limitation, we are permitted to invest without limitation in residential mortgage loans and up to 400% of our capital in loans secured by non-residential or commercial real estate. We also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, we may invest up to 10% of our total assets in secured and unsecured loans for commercial, corporate, business, or agricultural purposes. At June 30, 2026, we were within each of the above lending limits.

During fiscal 2026 and 2025, we sold $30.046 million and $18.312 million of loans, respectively. We recognized gain on sale of loans of $642,000 and $384,000 during fiscal 2026 and 2025, respectively. Loans were sold during these periods primarily to other financial institutions. Such loans were sold against forward sales commitments with servicing released and without recourse after a certain period of time, typically 90 days. The loans sold primarily consisted of long-term, fixed rate residential real estate loans. We will continue to sell loans in the future to the extent we believe the interest rate environment is unfavorable and interest rate risk is unacceptable.

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of June 30, 2026, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	One year or less	After one year through five years	After five years through 15 years	After 15 years
	(In thousands)
One-to-four family residential	$18,833	$57,965	$15,447	$71,969
Commercial – real estate secured	22,267	94,979	22,283	1,473
Multi-family residential	10,276	6,075	13,297	993
Commercial business	14,183	36,279	8,404	-
Land	17,920	15,214	859	832
Construction	21,730	3,705	-	-
Home equity loans and lines of credit and other consumer	8,551	3,632	12,977	357
Total	$113,760	$217,849	$73,267	$75,624

The following table sets forth the dollar amount of all loans at June 30, 2026, before net items, due after June 30, 2027, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed-Rate	Adjustable- Rate	Total
		(In thousands)
One-to-four family residential	$90,749	$54,632	$145,381
Commercial — real estate secured	113,330	5,405	118,735
Multi-family residential	20,165	200	20,365
Commercial business	39,952	4,731	44,683
Land	9,906	6,999	16,905
Construction	1,812	1,893	3,705
Home equity loans and lines of credit and other consumer	3,817	13,149	16,966

Total	$279,731	$87,009	$366,740

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

One-to-Four Family Residential Real Estate Loans.  As of June 30, 2026, one-to-four family residential loans were $164.214 million, or 34.18%, of the total loan portfolio, before net items.

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

At June 30, 2026, $108.894 million, or 66.31%, of our one-to-four family residential mortgage loans were fixed-rate loans. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Our fixed-rate loans generally are originated under terms, conditions, and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation and other investors in the secondary mortgage market. Consistent with our asset/liability management, we have sold a significant portion of our long-term, fixed rate loans.  Servicing is released on all loans sold.
Although we offer adjustable rate loans, substantially all of the single-family loan originations over the last few years have consisted of fixed-rate loans due to the low interest rate environment. The adjustable-rate loans held in portfolio typically have interest rates which adjust on an annual basis. These loans generally have an annual cap of 1% on any increase or decrease and a cap of 6% above or below the initial rate over the life of the loan. Such loans are underwritten based on the initial rate plus 2%. At June 30, 2026, $55.320 million, or 33.69%, of our one-to-four family residential mortgage loans were adjustable rate loans.

Commercial Real Estate Secured Loans.  As of June 30, 2026, loans secured by commercial real estate were $141.002 million, or 29.34% of the total loan portfolio, before net items.  Of those loans, $91.240 million, or 64.71%, were owner occupied. It is the current policy of Home Federal Bank to lend in a first lien position on real property occupied as a commercial business property. Home Federal Bank offers fixed and variable rate commercial real estate loans. Home Federal Bank’s commercial real estate loans are limited to a maximum of 85% of the appraised value and have terms up to 15 years, however, the terms are generally no more than five years with amortization periods of 20 years or less. It is our policy that commercial real estate secured lines of credit are limited to a maximum of 85% of the appraised value of the property and shall not exceed three to five year amortizations.

Multi-Family Residential Loans.  As of June 30, 2026, multi-family residential loans were $30.641 million, or 6.38%, of the total loan portfolio, before net items. Our multi-family residential loan portfolio includes income producing properties of five or more units and low income housing developments. We obtain personal guarantees on all properties other than those of the public housing authority for which they are not permitted.

Commercial Business Loans.  As of June 30, 2026, non-real estate secured commercial loans were $58.866 million, or 12.25%, of the total loan portfolio, before net items. The business lending products we offer include lines of credit, inventory financing, and equipment loans. Commercial business loans and lines of credit carry more credit risk than other types of commercial loans. We attempt to limit such risk by making loans predominantly to small- and mid-sized businesses located within our market area and having the loans personally guaranteed by the principals involved. We have established underwriting standards in regard to business loans which set forth the criteria for sources of repayment, borrower’s capacity to repay, specific financial and collateral margins, and financial enhancements such as guarantees. The primary source of repayment is cash flow from the business and the general financial strength of the borrower.

Land Loans.  As of June 30, 2026, land loans were $34.825 million, or 7.25%, of the total loan portfolio, before net items. Land loans include land which has been acquired for the purpose of development and unimproved land. Our loan policy provides for loan-to-value ratios of 50% for unimproved land loans. Land loans are originated with fixed rates and terms up to five years with longer amortizations. Although land loans generally are considered to have greater credit risk than certain other types of loans, we expect to mitigate such risk by requiring personal guarantees and identifying other secondary sources of repayment for the land loan other than the sale of the collateral. It is our practice to only originate a limited amount of loans for speculative development to borrowers with whom our lenders have a prior relationship.

Construction Loans.  As of June 30, 2026, construction loans were $25.435 million, or 5.29%, of the total loan portfolio, before net items. These included loans for the construction of residential and commercial property. Our residential construction loans typically have terms of six to twelve months with a takeout letter from Home Federal for the permanent mortgage. Our commercial construction loans include owner occupied commercial properties, pre-sold property, and speculative office property. As of June 30, 2026, we held $1.030 million of speculative construction loans.

Home Equity and Second Mortgage Loans.  As of June 30, 2026, home equity and second mortgage loans were $3.177 million, or 0.66%, of the total loan portfolio, before net items. These loans are secured by the underlying equity in the borrower’s residence. We do not require that we hold the first mortgage on the properties that secure the second mortgage loans. The amount of our second mortgage loans generally cannot exceed a loan-to-value ratio of 90% after taking into consideration the first mortgage loan. These loans are typically three-to-five year balloon loans with fixed rates and terms that will not exceed 10 years and contain an on-demand clause that allows us to call the loan in at any time.

Equity Lines of Credit.  As of June 30, 2026, lines of credit secured by a borrower’s equity in real estate were $21.657 million, or 4.51%, of the total loan portfolio, before net items. The unused portion of equity lines was $14.911 million at June 30, 2026.  The rates and terms of such lines of credit depend on the history and income of the borrower, purpose of the loan, and collateral. Lines of credit will not exceed 90% of the value of the equity in the collateral.

Consumer Non-Real Estate Loans.  We are authorized to make loans for a wide variety of personal or consumer purposes. We originate consumer loans primarily in order to accommodate our customers. The consumer loans at June 30, 2026 consist of loans secured by deposit accounts with us, automobile loans, overdraft, and other unsecured loans.

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

We offer loans secured by deposit accounts held with us. These loans amounted to $436,000, or 0.09% of the total loan portfolio, before net items, at June 30, 2026. Such loans are originated for up to 100% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2%. These loans typically are payable on demand with a maturity date of one year.

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

Asset Quality

General.  During fiscal 2026 our annual review commenced in August 2025 and was completed in October 2025. Our next annual review is tentatively scheduled for March 2027. The scope of the services provided included testing of credit underwriting, adherence to our loan policies, as well as regulatory policies, and recommendations regarding reserve allocations. We expect these reviews will be done roughly every twelve to eighteen months.

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

Real estate and other assets we acquire as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold.  At June 30, 2026, we had $613,000 in other real estate owned consisting of one commercial real estate property and two residential lots compared to $970,000 of other real estate owned at June 30, 2025 consisting of one single family residence.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	June 30,
	2026				2025
	30 – 89 Days Overdue		90 or More Days Overdue		30 – 89 Days Overdue		90 or More Days Overdue
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Dollars in thousands)
One-to-four family residential	7	$1,169	14	$2,607	9	$1,027	6	$963
Commercial – real estate secured	1	14	-	-	1	99	2	967
Commercial business	3	205	-	-	1	8	3	38
Land	-	-	-	-	1	17	-	-
Home equity loans and lines of credit and other consumer	1	15	2	367	2	77	2	367

Total delinquent loans	12	$1,403	16	$2,974	14	$1,228	13	$2,335

Delinquent loans to total net loans		0.30%		0.63%		0.27%		0.51%
Delinquent loans to total loans		0.29%		0.62%		0.26%		0.50%

Non-Performing Assets. The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and real estate owned) at the dates indicated.

	June 30,
	2026	2025
	(Dollars in thousands)
Non-accruing loans:
One-to-four family residential	$2,197	$711
Commercial — real estate secured	14	967
Commercial business	5	38
Home equity loans and lines of credit and other consumer	367	367
Total non-accruing loans	2,583	2,803
Accruing loans 90 days or more past due:
One-to-four family residential	453	252
Total non-performing loans(1)	3,036	2,335
Real estate owned, net	613	970
Total non-performing assets	$3,649	$3,305

Troubled debt restructurings and modified loans to borrowers experiencing financial difficulty(2)	10	10
Total non-performing assets and troubled debt restructurings and modified loans to borrowers experiencing financial difficulty	$3,659	$3,315

Total non-performing loans as a percent of loans, net	0.64%	0.51%
Total non-performing assets as a percent of total assets	0.57%	0.54%
Total non-performing assets and troubled debt restructurings and modified loans to borrowers experiencing financial difficulty as a percentage of total assets	0.57%	0.54%

(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
(2)	Troubled debt restructurings and modified loans to borrowers experiencing financial difficulty are not included in non-accruing loans and accruing loans 90 days or more past due.

At June 30, 2026, the Company had $3.649 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $3.305 million of non-performing assets at June 30, 2025, consisting of sixteen one-to-four family residential loans, two home equity loans, one commercial non-real estate loan, one commercial real-estate loan, one commercial real estate property in other real estate owned, and two residential lots in other real estate owned at June 30, 2026, compared to six one-to-four family residential loans, two home equity loans, three commercial non-real estate loans, two commercial real estate loans and one single-family residence in other real estate owned at June 30, 2025.

Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis and the amount of its valuation allowance is subject to review by Federal bank regulators. There are three classifications for problem assets: “substandard”, “doubtful”, and “loss”. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss, if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a higher possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful, or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset, or portion thereof, is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution’s classifications and amounts reserved. At June 30, 2026, we had $6.013 million in classified assets. At June 30, 2026 the Company had sixteen one-to-four family residential loans, two home equity loans, one commercial real estate loan, one commercial non-real estate loan, and one consumer loan classified as substandard. There were no loans classified as doubtful or loss at June 30, 2026. There were four one-to-four family residential mortgage loans, three commercial non-real estate loans, two commercial real estate loans, and two home equity loans designated as special mention at June 30, 2026.

Allowance for Credit Losses. At June 30, 2026, our allowance for credit losses amounted to $4.926 million. The Company has elected to exclude accrued interest receivable from the measurement of its allowance for credit losses. When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income. The allowance for credit losses for loans is an estimate of the expected losses to be realized over the life of the loans in the portfolio. Management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. Adjustments to historical loss information are made to incorporate our reasonable and supportable forecast of future losses at the portfolio segment level, as well as any necessary qualitative adjustments, including, but not limited to, changes in current and expected future economic conditions, changes in industry experience and industry loan concentrations, changes in the volume and severity of nonperforming assets, changes in lending policies and personnel and changes in the competitive and regulatory environment of the banking industry. Loans that do not share similar risk characteristics are individually evaluated and are excluded from the pooled loan analysis.

While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

The following table shows changes in our allowance for credit losses during the periods presented. We had $256,000 and $323,000 of loan charge-offs during fiscal 2026 and 2025, respectively. Bad debt recoveries amounted to $104,000 and $359,000 during fiscal 2026 and 2025, respectively.

	June 30,
	2026	2025
	(Dollars in thousands)
Total loans outstanding at end of period (1)	$480,500	$465,593
Average loans outstanding (2)	472,273	460,356
Allowance for credit losses, beginning of period	4,484	4,574
Provision for (recovery of) credit losses	594	(126)
Recoveries	104	359
Charge-offs	(256)	(323)
Allowance for credit losses, end of period	$4,926	$4,484

Allowance for credit losses as a percent of non-performing loans	162.25%	191.99%
Allowance for credit losses as a percent of loans receivable	1.03%	0.96%

(1)	Does not include loans held for sale.
(2)	Includes loans held for sale.

The following table shows how our allowance for credit losses is allocated by type of loan at each of the dates indicated.

	June 30,
	2026		2025
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in thousands)
One-to-four family residential	$2,349	34.18%	$2,202	37.59%
Commercial – real estate secured	1,277	29.34	1,202	29.84
Multi-family residential	108	6.38	113	6.93
Land	248	7.25	165	6.45
Construction	195	5.29	74	2.41
Home Equity Loans and Lines of Credit	190	5.17	182	4.91
Commercial business	541	12.25	538	11.63
Consumer	18	0.14	8	0.24
Total	$4,926	100.00%	$4,484	100.00%

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

The following tables set forth the amortized cost of debt securities which contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2026. Weighted average yields are calculated using the book yield of each debt security, weighted by the security’s amortized cost within the applicable security category and maturity range. Book yield reflects the amortization of premiums and accretion of discounts. Yields on tax-exempt debt securities have not been adjusted to a tax-equivalent basis.

	Amounts at June 30, 2026 which Mature in
	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
Mortgage-backed securities: residential	$-	-%	$2,426	4.08%	$11,643	3.08%	$31,436	3.67%
State and political subdivision	-	-	-	-	475	3.84	-	-
Total available-for-sale	$-	-%	$2,426	4.08%	$12,118	3.11%	$31,436	3.67%

	Amounts at June 30, 2026 which Mature in
	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
	(Dollars in thousands)
Held-to-maturity
Mortgage-backed securities: residential	$-	-%	$-	-%	$5,979	1.15%	$48,426	1.56%
State and political subdivision	-	-	-	-	1,034	2.97	-	-
Total held-to-maturity	$-	-%	$-	-%	$7,013	1.42%	$48,426	1.56%

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

Deposits. We attract deposits principally from residents of Louisiana and particularly from Caddo, Webster, and Bossier Parishes. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate. At June 30, 2026 and 2025, we had no balances in brokered deposits.

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

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) were $129.253 million and $114.722 million at June 30, 2026 and 2025, respectively.

The following table shows the portion of our certificates of deposit in excess of the FDIC insurance limit (generally, $250,000) at June 30, 2026 by time remaining to maturity.

Amount
(In thousands)
3 months or less	$2,927
Over 3 through 6 months	6,671
Over 6 through 12 months	9,027
Over 12 months	9,850
Total portion of certificates of deposit in excess of $250,000	$28,475

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

As of June 30, 2026, we were permitted to borrow up to an aggregate total of $136.376 million from the Federal Home Loan Bank of Dallas. We had no Federal Home Loan Bank advances outstanding at June 30, 2026 or June 30, 2025. Additionally, at June 30, 2026, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $19.9 million. There were no amounts purchased under this agreement as of June 30, 2026. At June 30, 2026, Home Federal Bancorp had a $3.556 million outstanding loan with First National Bankers Bank, which matures on February 5, 2034. The loan is secured by Home Federal Bank’s common stock and bears interest at the Prime Rate, which is subject to change when adjustments are made to Wall Street Journal Prime.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended June 30,
	2026	2025
	(Dollars in thousands)
FHLB advances:
Average balance outstanding	$350	$14
Maximum amount outstanding at any month-end during the period	2,000	-
Balance outstanding at end of period	-	-
Average interest rate during the period	3.71%	4.65%
Weighted average interest rate at end of period	-%	-%

At June 30, 2026, we had no outstanding advances from the Federal Home Loan Bank of Dallas.

Subsidiaries

At June 30, 2026, the Company had one subsidiary, Home Federal Bank. The Bank’s only subsidiary at such date was Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

Employees

Home Federal Bank had 72 full-time employees and 4 part-time employees at June 30, 2026. None of these employees are covered by a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.

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

Regulation of Home Federal Bank

General. Home Federal Bank is subject to the regulation of the Office of the Comptroller of the Currency, as its primary federal regulator, the Federal Deposit Insurance Corporation, as the insurer of its deposit accounts, and, to a limited extent, the Federal Reserve Board. Effective January 1, 2026, the OCC implemented a risk-based supervisory approach for community banks like Home Federal Bank that tailors examination scope and frequency to a bank’s size, complexity and risk profile and is intended to reduce supervisory burden.

Insurance of Accounts. The deposits of Home Federal Bank are insured up to $250,000 per separately insured deposit ownership right or category by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) and are backed by the full faith and credit of the U.S. Government. The FDIC has examination, reporting and enforcement authority over insured institutions and assesses deposit insurance premiums based on risk. For insured institutions with less than $10 billion in total assets, assessments are generally based on financial measures and supervisory ratings, including measures derived from statistical modeling. The FDIC may increase assessment rates, and a significant increase in deposit insurance premiums could adversely affect the Bank’s operating expenses and results of operations.

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

Regulatory Capital Regulations. Federally insured savings institutions are subject to minimum regulatory capital requirements established by the OCC.  Qualifying community banking organizations with less than $10 billion in total consolidated assets such as Home Federal Bank may elect to use the Community Bank Leverage Ratio (“CBLR”) framework in lieu of the generally applicable risk-based capital framework. Under the CBLR framework, a qualifying institution that elects the framework is required to maintain a Tier 1 leverage ratio greater than 8%, effective July 1, 2026. An institution that satisfies the applicable CBLR requirements is not required to calculate or report the generally applicable risk-based capital ratios and is considered to have met the capital requirements for the “well-capitalized” category under the prompt corrective action framework.

A qualifying community banking organization such as Home Federal Bank may elect to use or discontinue use of the CBLR framework through its quarterly Call Report. Home Federal Bank intends to opt in to the CBLR framework in its quarterly Call Report for the quarter ending September 30, 2026. An institution that elects the CBLR framework but subsequently fails to satisfy one or more of the qualifying criteria generally may continue to use the framework during a four-quarter grace period, subject to applicable requirements, including maintaining a leverage ratio greater than 7%. An institution that does not satisfy the applicable CBLR requirements following the grace period, or that otherwise ceases to qualify for the framework, must comply with the generally applicable regulatory capital requirements.

The CBLR framework provides a simplified alternative to the generally applicable risk-based capital framework. A qualifying community banking organization that elects to use the CBLR framework and satisfies its applicable requirements is not required to calculate or report the generally applicable risk-based capital ratios and is considered to have met the capital ratio requirements for the “well-capitalized” category under the prompt corrective action framework. Accordingly, the Bank’s compliance with the CBLR framework, rather than the generally applicable risk-based capital ratios and capital conservation buffer, is the primary measure of the Bank’s regulatory capital adequacy.

As of the date of this Form 10-K, Home Federal Bank’s Board of Directors and management have determined to elect to use the CBLR framework in its quarterly Call Report for the quarter ending September 30, 2026. At June 30, 2026, Home Federal Bank exceeded each of its then applicable capital requirements with common equity tier 1, tier 1 capital, total capital, leverage, and tangible capital ratios of 13.11%, 13.11%, 14.20%, 9.29%, and 9.29%, respectively. Accordingly, Home Federal Bank was considered well capitalized for purposes of the prompt corrective action regulations at such date.

Failure to maintain applicable capital requirements may result in regulatory actions by the OCC, including the issuance of a capital directive or cease and desist order, the imposition of civil money penalties, restrictions on the institution’s operations, termination of federal deposit insurance, or the appointment of a conservator or receiver.

Prompt Corrective Action

Federal banking law establishes five capital categories for insured depository institutions under the prompt corrective action framework: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution that elects to use the CBLR framework and satisfies the applicable CBLR requirements is considered to have met the capital ratio requirements for the “well-capitalized” category under the prompt corrective action framework.

At June 30, 2026, Home Federal Bank was deemed a well-capitalized institution for purposes of the prompt corrective action regulations applicable as of such date. As a result, the Bank was not subject to the restrictions applicable to institutions in the lower capital categories. See Note 16 to the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Qualified Thrift Lender Test. Like all savings institutions, federal regulations require that Home Federal Bank comply with a Qualified Thrift Lender test to avoid certain restrictions on its operations. Under this test, Home Federal Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly basis in at least nine months of the most recent twelve-month period. “Portfolio assets” means, in general, an institution’s total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) goodwill and other intangible assets and (c) the value of property used to conduct the institution’s business. “Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities and consumer loans. If Home Federal Bank fails the QTL test, it must operate under certain restrictions on its activities and may be required to convert to a national bank. At June 30, 2026, Home Federal Bank believes it meets the QTL test.

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

On October 24, 2023, the Office of the Comptroller of the Currency and the other federal banking agencies issued a final rule to strengthen and modernize the CRA regulations. The 2023 CRA final rule, however, did not take effect due to pending litigation. On July 16, 2025, the banking regulators including the OCC issued a joint notice of proposed rulemaking to rescind the 2023 CRA final rule and replace it with the 1995/2021 regulation. The OCC continues to assess a bank’s CRA performance under the OCC’s 1995/2021 CRA regulation and is not applying any provisions of the 2023 Final Rule

Limitations on Transactions with Affiliates. Home Federal Bank’s authority to engage in transactions with its “affiliates” is limited by federal regulations and by Sections 23A and 23B of the Federal Reserve Act. In general, these transactions must be on terms which are as favorable to Home Federal Bank as comparable transactions with non-affiliates. Additionally, certain types of these transactions are restricted to an aggregate percentage of Home Federal Bank’s capital. Collateral in specified amounts must usually be provided by affiliates to receive loans from Home Federal Bank. In addition, Office of Comptroller of the Currency regulations prohibit a savings bank from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate other than a subsidiary.

Home Federal Bank’s authority to extend credit to its directors, executive officers, and 10% shareholders (“insiders”), as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that all loans or extensions of credit to insiders (a) be made on terms that are substantially the same as and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations, individually and in the aggregate, which limits are based, in part, on the amount of the Home Federal Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Home Federal Bank’s Board. At June 30, 2026, Home Federal was in compliance with the above restrictions.

Incentive Compensation. Federal banking agencies have issued guidance addressing incentive compensation arrangements to promote safety and soundness and discourage excessive risk-taking. The guidance emphasizes that incentive compensation should be appropriately balanced with risk management, internal controls and effective corporate governance. Banking organizations may be subject to supervisory or enforcement actions if their compensation practices create undue risks to safety and soundness.

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

Volcker Rule Regulations. The federal banking agencies have adopted regulations implementing the Volcker Rule, which generally restricts proprietary trading and certain investments in, and relationships with, hedge funds and private equity funds. However, federal regulations exclude from the Volcker Rule restrictions community banks with $10 billion or less in total consolidated assets and total trading assets and liabilities of five percent or less of total consolidated assets. Home Federal Bank qualifies for the exclusion from the Volcker Rule restrictions.

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

Federal Home Loan Bank System. Home Federal Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 11 regional Federal Home Loan Banks that administer a home financing credit function primarily for its members. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. The Federal Home Loan Bank of Dallas is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At June 30, 2026, Home Federal Bank had no advances from the Federal Home Loan Bank and $136.376 million available on its credit line with the Federal Home Loan Bank.

As a member, Home Federal Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas. At June 30, 2026, Home Federal Bank had $705,000 in Federal Home Loan Bank stock, which was in compliance with the applicable requirement.

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to zero percent effective May 26, 2020 to support lending to households and businesses. The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve Bank. As of June 30, 2026, the reserve ratio requirement remained at zero percent and Home Federal Bank was not required to maintain any reserve balance.

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

Method of Accounting. For federal income tax purposes, Home Federal Bank reports income and expenses on the accrual method of accounting and used a June 30 tax year in 2026 for filing its federal income tax return.

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

At June 30, 2026, the total federal pre-1988 reserve was approximately $3.3 million. The reserve reflects the cumulative effects of federal tax deductions by Home Federal Bank for which no federal income tax provisions have been made.

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

State and Local Taxation

Home Federal Bancorp is subject to Louisiana corporation income tax based on its Louisiana taxable income. For taxable periods beginning on or after January 1, 2025, including our fiscal year ended June 30, 2026, Louisiana corporation income tax is imposed at a flat rate of 5.5%. For these purposes, “Louisiana taxable income” generally means net income derived from sources within the State of Louisiana, subject to the adjustments and deductions permitted under Louisiana law. In addition, Home Federal Bank is subject to the Louisiana Shares Tax which is imposed on the assessed value of a company’s retained earnings and capital stock accounts. The formula for deriving the assessed value is to calculate 15% of the sum of:

(a) 20% of Home Federal Bank’s capitalized earnings, plus

(b) 80% of Home Federal Bank’s taxable stockholders’ equity, minus

(c) 100% of Home Federal Bank’s real and personal property assessment. (1)

(1) For the 2025 property tax year, the deduction was 50% of the assessed value of such property. Effective January 1, 2026, the deduction increased to 100% for the 2026 property tax year and subsequent property tax years.

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

Item 2. Properties

We currently conduct business from our home office located in Shreveport, Louisiana and six full-service banking offices located in Shreveport, Louisiana, two full-service banking offices located in Bossier City, Louisiana, one full-service banking office located in Minden, Louisiana and one full-service banking office located in Benton, Louisiana. The following table sets forth certain information, as of June 30, 2026, relating to Home Federal Bank’s offices, and one property acquired for potential future administrative offices which is presently vacant.

Description/Address	Leased/Owned		Net Book Value of Property	Amount of Deposits
	(In thousands)
Building (Home Office) 222 Florida Street, Shreveport, LA	Owned		$1,532	$-
Building/ATM (Market Street Branch) 624 Market Street, Shreveport, LA	Owned		554	72,582
Building/ATM (Youree Drive Branch) 6363 Youree Drive, Shreveport, LA	Owned	(1)	530	150,280
Building/ATM (Southern Hills Branch) 9449 Mansfield Road, Shreveport, LA	Owned		1,552	67,200
Building/ATM (Viking Drive Branch) 2555 Viking Drive, Bossier City, LA	Owned		1,481	57,535
Building/ATM (Stockwell Branch) 7964 E. Texas Street, Bossier City, LA	Owned		1,358	35,699
Building/ATM (Northwood Branch) 5841 North Market Street, Shreveport, LA	Owned		1,463	25,052
Building/ATM (Pierremont Road Branch) 925 Pierremont Road, Shreveport, LA	Owned		1,800	45,577
Building 614 Market Street, Shreveport, LA	Owned	(2)	313	-
Building/ATM (Huntington Branch) 6903 Pines Road, Shreveport, LA	Owned		1,676	11,100
Building/ATM (Minden Branch) 412 Homer Road, Minden, LA	Owned		1,770	23,888
Building/ATM (Benton Branch) 104 Sibley Street, Benton, LA	Owned		717	90,162

(1)	The building is owned but the land is subject to an operating lease with a ten-year term expiring March 15, 2028.
(2)	The building is vacant and available to serve as potential future administrative offices and storage.

Item 3. Legal Proceedings

Home Federal Bancorp and Home Federal Bank are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)     Home Federal Bancorp’s common stock is traded on the Nasdaq Capital Market under the symbol “HFBL.” At September 25, 2026, Home Federal Bancorp had 166 shareholders of record. The number of shareholders does not reflect the number of persons or entities who may hold stock in nominee or “street” name through brokerage firms or others.

(b)     Not applicable.

(c)     Purchases of Equity Securities.

The Company’s repurchases of its common stock during the quarter ended June 30, 2026, including stock-for-stock option exercises are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2026 – April 30, 2026	11,000	$18.23	11,000	36,932
May 1, 2026– May 31, 2026	5,000	19.75	5,000	31,932
June 1, 2026– June 30, 2026	7,238	19.58	7,238	24,694
Total	23,238	$18.98	23,238	24,694

Notes to this table:
(a) On October 15, 2025, the Company announced that its Board of Directors approved the fourteenth stock repurchase program for the repurchase of up to 100,000 shares. The fourteenth stock repurchase program does not have an expiration date.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our profitability depends primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, investment securities, and interest-earning deposits in other institutions, and interest expense on interest-bearing deposits and borrowings from the Federal Home Loan Bank of Dallas. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. Our profitability also depends, to a lesser extent, on non-interest income, provision for loan losses, non-interest expenses, and federal income taxes. Home Federal Bancorp, Inc. of Louisiana had net income of $6.174 million in fiscal 2026 compared to net income of $3.888 million in fiscal 2025.

Our business consists primarily of originating single-family real estate loans secured by property in our market area and to a lesser extent, commercial real estate loans, commercial business loans, and real estate secured lines of credit which typically have higher rates and shorter terms than single-family loans. Although our loans are primarily funded by the acquisition of deposits and it is our policy to require commercial customers to have a deposit relationship with us, which primarily consists of NOW accounts or non-interest checking accounts. Due to the continued low interest rate environment, we have sold a substantial amount of our fixed rate single-family residential loan originations in recent periods. Because of an increase in the weighted-average yield on our interest-earning assets, together with a decrease in our rate on total interest bearing liabilities, our average interest rate spread increased from 2.55% to 3.07% during fiscal 2026 compared to 2025, and our net interest income increased $3.118 million to $21.789 million for fiscal 2026 as compared to $18.671 million for fiscal 2025, primarily due to a $9.218 million increase in average balance of interest earning assets. We expect to continue to emphasize commercial lending in the future in order to improve the yield on our portfolio.

Home Federal Bancorp’s operations and profitability are subject to changes in interest rates, applicable statutes and regulations, and general economic conditions, as well as other factors beyond our control.

Business Strategy

Our business strategy is focused on operating a growing and profitable community-oriented financial institution. Our current business strategy includes:

•
Continuing to Grow and Diversify Our Loan Portfolio. We intend to grow and continue to diversify our loan portfolio by, among other things, emphasizing the origination of commercial real estate and business loans.  At June 30, 2026, our commercial real estate loans amounted to $141.002 million, or 29.3% of the total loan portfolio.  Our commercial business loans amounted to $58.866 million, or 12.3% of the total loan portfolio. Commercial real estate, commercial business, construction and development, and consumer loans all typically have higher yields and are more interest sensitive than long-term single-family residential mortgage loans.

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

•
Expanding Our Franchise in our Market Area and Contiguous Communities. We would consider / entertain (not pursue) opportunities to expand our market area through acquisitions of other financial institutions and banking related businesses. We expect to focus on contiguous areas to our current locations in Caddo, Bossier and Webster Parishes.

•
Maintain Our Asset Quality. At June 30, 2026, our non-performing assets totaled $3.649 million, or 0.57% of total assets. We had $613,000 in other real estate owned at June 30, 2026. We intend to continue to stress maintaining high asset quality, even as we continue to grow our institution and diversify our loan portfolio.

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

Selected Financial and Other Data

Set forth below is selected consolidated financial and other data of Home Federal Bancorp. The information at or for the years ended June 30, 2026 and 2025 is derived in part from the audited financial statements that appear in this Form 10-K.

	At June 30,
	2026	2025
	(In thousands)
Selected Financial and Other Data:
Total assets	$643,330	$609,492
Cash and cash equivalents	34,304	17,347
Securities available for sale	43,624	34,246
Securities held to maturity	55,439	61,334
Loans held-for-sale	1,654	1,540
Loans receivable, net	475,491	461,004
Deposits	577,292	546,290
Other Borrowings	3,556	4,000
Total Stockholders’ equity	58,757	55,205

	As of or for the Year Ended June 30,
	2026	2025
	(In thousands, except per share amounts)
Selected Operating Data:
Total interest income	$32,498	$30,462
Total interest expense	10,709	11,791
Net interest income	21,789	18,671
Provision for (recovery of) loan losses	594	(126)
Net interest income after provision for loan losses	21,195	18,797
Total non-interest income	2,672	2,005
Total non-interest expense	16,082	16,148
Income before income tax expense	7,785	4,654
Income tax expense	1,611	766
Net income	$6,174	$3,888

Book value per share	$19.31	$17.90
Earnings per share of common stock:
Basic	$2.05	$1.27
Diluted	$2.02	$1.26

	As of or for the Year Ended June 30,
	2026	2025

Selected Operating Ratios(1):
Average yield on interest-earning assets	5.54%	5.28%
Average rate on interest-bearing liabilities	2.47	2.73
Average interest rate spread(2)	3.07	2.55
Net interest margin(2)	3.72	3.23
Average interest-earning assets to average interest-bearing liabilities	135.13	133.86
Net interest income after provision for loan losses to non-interest expense	131.80	116.40
Total non-interest expense to average assets	2.57	2.62
Efficiency ratio(3)	65.74	78.11
Return on average assets	0.99	0.63
Return on average equity	10.70	7.31
Average equity to average assets	9.23	8.62
Dividend payout ratio(4)	26.94	41.90

Selected Financial and Other Data (Continued)	As of or for the Year Ended June 30,
	2026	2025
Selected Quality Ratios(5):
Non-performing loans as a percent of loans receivable, net	0.64%	0.51%
Non-performing assets as a percent of total assets	0.57	0.54
Allowance for credit losses as a percent of total loans receivable	1.03	0.96
Net charge-offs to average loans receivable	0.03	(0.01)
Allowance for credit losses as a percent of non-performing loans	162.25	191.99

Bank Capital Ratios(5):
Common Equity Tier 1	13.11%	13.59%
Tier 1 Capital	13.11	13.59
Total Capital	14.20	14.67
Leverage	9.29	9.40
Tangible Capital	9.29	9.40

Other Data:
Offices (branch and home)	11	11
Employees (full-time)	74	67

(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.
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

Changes in Financial Condition

Total assets increased $33.838 million, or 5.6%, from $609.492 million at June 30, 2025 to $643.330 million at June 30, 2026. The increase in assets resulted from increases in cash and cash equivalents of $16.957 million, or 97.8%, from $17.347 million at June 30, 2025 to $34.304 million at June 30, 2026, net loans receivable of $14.487 million, or 3.1%, from $461.004 million at June 30, 2025 to $475.491 million at June 30, 2026, investment securities of $3.787 million, or 3.9%, from $96.230 million at June 30, 2025 to $100.017 million at June 30, 2026, other assets of $115,000, or 8.8%, from $1.305 million at June 30, 2025 to $1.420 million at June 30, 2026, loans-held-for-sale of $114,000, or 7.4%, from $1.540 million at June 30, 2025 to $1.654 million at June 30, 2026, bank owned life insurance of $114,000, or 1.6%, from $6.926 million at June 30, 2025 to $7.040 million at June 30, 2026, and accrued interest receivable of $59,000, or 3.2%, from $1.836 million at June 30, 2025 to $1.895 million at June 30, 2026, partially offset by decreases in premises and equipment of $1.093 million, or 6.3%, from $17.266 million at June 30, 2025 to $16.173 million at June 30, 2026, real estate owned of $357,000, or 36.8%, from $970,000 at June 30, 2025 to $613,000 at June 30, 2026, core deposit intangible of $240,000, or 26.2%, from $915,000 at June 30, 2025 to $675,000 at June 30, 2026, and deferred tax asset of $105,000, or 9.0%, from $1.163 million at June 30, 2025 to $1.058 million at June 30, 2026.

Loans receivable, net increased $14.487 million, or 3.1%, from $461.004 million at June 30, 2025 to $475.491 million at June 30, 2026. In recent periods we diversified the loan products we offer and increased our efforts to originate higher yielding commercial real estate loans and lines of credit and commercial business loans which were deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans. As of June 30, 2026, Home Federal Bank had $141.002 million of commercial real estate loans, 29.3% of the total loan portfolio, and $58.866 million of commercial business loans, 12.3% of the total loan portfolio. Although commercial loans are generally considered to have greater credit risk than other certain types of loans, we attempt to mitigate such risk by originating such loans in our market area to known borrowers.

Securities available-for-sale increased $9.378 million, or 27.4%, from $34.246 million at June 30, 2025 to $43.624 million at June 30, 2026. This increase resulted primarily from purchases of $15.169 million in securities, partially offset by principal repayments of $6.292 million. Securities held-to-maturity decreased $5.895 million, or 9.6%, from $61.334 million at June 30, 2025 to $55.439 million at June 30, 2026. This decrease was primarily due to principal repayments of $5.865 million.

Total liabilities increased $30.286 million, or 5.5%, from $554.287 million at June 30, 2025 to $584.573 million at June 30, 2026. The increase in liabilities resulted from an increase in total deposits of $31.002 million, or 5.7%, from $546.290 million at June 30, 2025 to $577.292 million at June 30, 2026, partially offset by decreases in other borrowings of $444,000, or 11.1%, from $4.000 million at June 30, 2025 to $3.556 million at June 30, 2026, other accrued expenses and liabilities of $240,000, or 6.9%, from $3.454 million at June 30, 2025 to $3.214 million at June 30, 2026, and advances from borrowers for taxes and insurance of $32,000, or 5.9%, from $543,000 at June 30, 2025 to $511,000 at June 30, 2026.   The increase in deposits resulted from increases in certificates of deposit of $34.756 million, or 18.6%, from $187.357 million at June 30, 2025 to $222.113 million at June 30, 2026, and non-interest bearing deposits of $15.643 million, or 12.8%, from $122.416 million at June 30, 2025 to $138.059 million at June 30, 2026, partially offset by decreases in money market deposits of $7.793 million, or 10.6%, from $73.771 million at June 30, 2025 to $65.978 million at June 30, 2026, NOW accounts of $7.182 million, or 10.7%, from $67.119 million at June 30, 2025 to $59.937 million at June 30, 2026, and savings deposits of $4.422 million, or 4.6%, from $95.627 million at June 30, 2025 to $91.205 million at June 30, 2026.

Stockholders’ equity increased $3.552 million, or 6.4%, from $55.205 million at June 30, 2025 to $58.757 million at June 30, 2026. The increase in stockholders’ equity resulted from net income for the year ended June 30, 2026 of $6.174 million, proceeds from the issuance of common stock from the exercise of stock options of $1.838 million, a decrease in the Company’s accumulated other comprehensive loss of $72,000, and the vesting of restricted stock awards, stock options, and the release of employee stock ownership plan shares totaling $464,000, partially offset by stock repurchases of $3.333 million and dividends paid totaling $1.663 million.

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

	June 30,
	2026			2025
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$472,273	$29,510	6.25%	$460,356	$27,346	5.94%
Investment securities	97,900	2,322	2.37	96,178	2,266	2.36
Interest-earning deposits	16,226	666	4.10	20,647	850	4.12
Total interest-earning assets	586,399	32,498	5.54%	577,181	30,462	5.28%

Non-interest-earning assets	38,823			40,105

Total assets	$625,222			$617,286
Interest-bearing liabilities:
Savings accounts	92,442	1,422	1.54%	90,458	1,544	1.71%
NOW accounts	64,807	734	1.13	70,375	821	1.17
Money market accounts	69,522	1,370	1.97	76,494	1,656	2.16
Certificates of deposit accounts	202,987	6,898	3.40	189,204	7,420	3.92
Total interest-bearing deposits	429,758	10,424	2.43	426,531	11,441	2.68
FHLB advances	350	13	3.71	14	-	4.65
Other bank borrowings	3,852	272	7.06	4,650	350	7.53
Total interest-bearing liabilities	433,960	10,709	2.47%	431,195	11,791	2.73%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	129,344			128,336
Other liabilities	4,218			4,538
Total liabilities	567,522			564,069
Total stockholders’ equity(2)	57,700			53,217

Total liabilities and equity	$625,222			$617,286
Net interest-earning assets	$152,439			$145,986

Net interest income; average interest rate spread(3)		$21,789	3.07%		$18,671	2.55%

Net interest margin(4)			3.72%			3.23%

Average interest-earning assets to average interest-bearing liabilities			135.13%			133.86%

(1)	Includes loans held for sale.
(2)	Includes retained earnings and accumulated other comprehensive loss.
(3)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by net average interest-earning assets.

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

	2026 vs. 2025			2025 vs. 2024
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(In thousands)
Interest income:
Investment securities	$15	$41	$56	$30	$(241)	$(211)
Loans receivable, net	1,456	708	2,164	590	(2,260)	(1,670)
Interest-earning deposits	(2)	(182)	(184)	(46)	525	479

Total interest-earning assets	1,469	567	2,036	574	(1,976)	(1,402)

Interest expense:
Savings accounts	(156)	34	(122)	960	105	1,065
NOW accounts	(22)	(65)	(87)	449	17	466
Money market accounts	(135)	(151)	(286)	(229)	(411)	(640)
Certificate accounts	(1,063)	541	(522)	(433)	(1,015)	(1,448)

Total deposits	(1,376)	359	(1,017)	747	(1,304)	(557)
FHLB advances and other borrowings	(5)	(60)	(65)	(44)	(521)	(565)
Total interest-bearing liabilities	(1,381)	299	(1,082)	703	(1,825)	(1,122)

Increase (Decrease) in net interest income	$2,850	$268	$3,118	$(129)	$(151)	$(280)

Comparison of Operating Results for the Years Ended June 30, 2026 and 2025

General. The increase in net income for the year ended June 30, 2026, as compared to the same period in 2025 resulted primarily from an increase of $3.118 million, or 16.7%, in net interest income, an increase of $667,000, or 33.3%, in non-interest income, and a decrease of $66,000, or 0.4%, in non-interest expense, partially offset by an increase of $845,000, or 110.3%, in provision for income taxes and an increase of $720,000, or 571.4%, in the provision for credit losses. The increase in net interest income for the year ended June 30, 2026, as compared to the same period in 2025, was primarily due to an increase of $2.036 million, or 6.7%, in total interest income, and a decrease of $1.082 million, or 9.2%, in total interest expense. The Company’s average interest rate spread was 3.07% for the year ended June 30, 2026, compared to 2.55% for the year ended June 30, 2025. The Company’s net interest margin was 3.72% for the year ended June 30, 2026, compared to 3.23% for the year ended June 30, 2025. The increase in the provision for credit losses was primarily attributable to growth in the loan portfolio and additional reserve allocations on certain existing problem loans based on updated valuation reports.

Net Interest Income. Net interest income amounted to $21.789 million for fiscal year 2026, an increase of $3.118 million, or 16.7%, compared to $18.671 million for fiscal year 2025. The increase primarily resulted from an increase in total interest income of $2.036 million and a decrease in total interest expense of $1.082 million.

The average interest rate spread increased from 2.55% for fiscal 2025 to 3.07% for fiscal 2026, while the average balance of interest-earning assets increased from $577.181 million to $586.399 million during the same periods. The percentage of average interest-earning assets to average interest-bearing liabilities increased to 135.13% for fiscal 2026 compared to 133.86% for fiscal 2025. The average rate paid on certificates of deposit decreased from 3.92% for fiscal 2025 to 3.40% for fiscal 2026. Net interest margin increased to 3.72% for fiscal 2026 compared to 3.23% for fiscal 2025.

Interest income increased $2.036 million, or 6.7%, to $32.498 million for fiscal 2026 compared to $30.462 million for fiscal 2025, primarily due to an increase in interest income from loans of $2.164 million, and an increase of $325,000 in interest income from mortgage-backed securities. The average yield of the loan portfolio increased by 31 basis points during fiscal 2026 mainly due to a higher interest rate environment.

Interest expense decreased $1.082 million, or 9.2%, to $10.709 million for fiscal 2026 compared to $11.791 million for fiscal 2025, primarily as a result of decreases in the average rate paid on money market accounts and certificates of deposit.

Provision for Credit Losses. As of June 30, 2026, the allowance for credit losses was $4.926 million, and the ratio of allowance for credit losses to gross loans was 1.03%. As of June 30, 2025, the allowance for credit losses was $4.484 million, and the ratio of allowance for credit losses to gross loans was 0.96%.

At June 30, 2026, the Company had $3.649 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $3.305 million of non-performing assets at June 30, 2025, consisting of sixteen one-to-four family residential loans, two home equity loans, one commercial non-real estate loan, one commercial real estate loan, one commercial real estate property in other real estate owned, and two residential lots in other real estate owned at June 30, 2026, compared to six one-to-four family residential loans, two home equity loans, three commercial non-real estate loans, two commercial real estate loans and one single-family residence in other real estate owned at June 30, 2025. At June 30, 2026 the Company had sixteen one-to-four family residential loans, two home equity loans, one commercial non-real estate loan, one consumer loan, and one commercial real estate loan classified as substandard, compared to eight one-to-four family residential loans, five commercial non-real estate loans, two home equity loans, two commercial real estate loans and one consumer loan classified as substandard at June 30, 2025. There were no loans classified as doubtful at June 30, 2026, or June 30, 2025.

Non-Interest Income. The $667,000 increase in non-interest income for the year ended June 30, 2026, compared to the same period in 2025, resulted from an increase of $258,000 in gain on sale of loans, a decrease of $247,000 in loss on sale of real estate, an increase of $144,000 in service charges on deposit accounts, an increase of $14,000 in other non-interest income, and a decrease of $6,000 in loss on sale of securities, partially offset by a decrease of $2,000 in income on bank owned life insurance.

Non-Interest Expense. The $66,000 decrease in non-interest expense for the year ended June 30, 2026, compared to the same period in 2025, resulted from decreases of $186,000 in audit and examination fees, $89,000 in compensation and benefits, $89,000 in data processing, $44,000 in amortization of core deposit intangible, $22,000 in advertising, $18,000 in professional fees, and $10,000 in franchise and bank shares tax, partially offset by increases of $200,000 in other real estate owned write-down expense, $105,000 in other expenses, $33,000 in deposit insurance premium, $30,000 in occupancy and equipment, and $24,000 in loan and collection. The $200,000 increase in other real estate owned write-down expense for the three months and year ended June 30, 2026, compared to the same period in 2025, related to the value of one large commercial property which was adjusted to reflect current market sentiment. No further adjustments are expected at this time.

Provision for Income Tax Expense. The provision for income taxes amounted to $1.611 million and $766,000 for the fiscal years ended June 30, 2026 and 2025, respectively. Our effective tax rate was 20.7% for fiscal 2026 and 16.5% for fiscal 2025.

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

We have maintained a significant portfolio of available-for-sale securities during the past few years in order to better position the Company for a rising interest rate environment in the long term. At June 30, 2026 and 2025, securities available-for-sale amounted to $43.624 million and $34.246 million, respectively, or 6.78% and 5.62%, respectively, of total assets at such dates.

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

Net Portfolio Value. Our interest rate sensitivity is monitored by management through the use of a model which internally generates estimates of the change in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of June 30, 2026:

Change in Interest Rates in	Net Portfolio Value			NPV as % of Portfolio Value of Assets
Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
300	$88,339	$(2,094)	(2.32)%	15.40%	0.62%
200	90,341	(92)	(0.10)	15.40	0.62
100	91,378	945	1.04	15.25	0.47
Static	90,433	-	-	14.78	-
(100)	89,848	(585)	(0.65)	14.38	(0.39)
(200)	89,090	(1,343)	(1.49)	13.97	(0.81)

Qualitative Analysis. Our ability to maintain a positive “spread” between the interest earned on assets and the interest paid on deposits and borrowings is affected by changes in interest rates. Our fixed-rate loans generally are profitable, if interest rates are stable or declining since these loans have yields that exceed our cost of funds. If interest rates increase, however, we would have to pay more on our deposits and new borrowings, which would adversely affect our interest rate spread. In order to counter the potential effects of dramatic increases in market rates of interest, we have underwritten our mortgage loans to allow for their sale in the secondary market. Total loan originations amounted to $193.386 million for fiscal 2026 and $156.430 million for fiscal 2025, while loans sold amounted to $30.046 million and $18.312 million during the same respective periods. We have invested excess funds from loan payments and prepayments and loan sales in investment securities classified as available-for-sale. As a result, Home Federal Bancorp is not as susceptible to rising interest rates as it would be if its interest-earning assets were primarily comprised of long-term fixed rate mortgage loans. With respect to its floating or adjustable rate loans, Home Federal Bancorp writes interest rate floors and caps into such loan documents. Interest rate floors limit our interest rate risk by limiting potential decreases in the interest yield on an adjustable rate loan to a certain level. As a result, we receive a minimum yield even if rates decline farther, and the interest rate on the particular loan would otherwise adjust to a lower amount. Conversely, interest rate ceilings limit the amount by which the yield on an adjustable rate loan may increase to no more than six percentage points over the rate at the time of origination. Finally, we intend to place a greater emphasis on shorter-term consumer loans and commercial business loans in the future.

Liquidity and Capital Resources

Home Federal Bancorp maintains levels of liquid assets deemed adequate by management. Our liquidity ratio averaged 22.6% for the quarter ended June 30, 2026. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings, and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Our deposit accounts with the Federal Home Loan Bank of Dallas amounted to $25.394 million and $9.124 million at June 30, 2026 and 2025, respectively.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents. Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts. If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Dallas, which provide an additional source of funds. At June 30, 2026, we had no advances from the Federal Home Loan Bank of Dallas and had $136.376 million in additional borrowing capacity. Additionally, at June 30, 2026, Home Federal Bank was a party to a Master Purchase Agreement with First National Bankers Bank, whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $19.9 million. There were no amounts purchased under this agreement as of June 30, 2026. At June 30, 2026, Home Federal Bancorp had a $3.556 million outstanding loan with First National Bankers Bank, which matures on February 5, 2034.

At June 30, 2026, the Company had outstanding loan commitments of $55.880 million to originate loans and commitments under unused lines of credit of $14.911 million. At June 30, 2026, certificates of deposit scheduled to mature in one year or less totaled $174.383 million, or 78.51% of total certificates of deposit. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal in a rising interest rate environment. We intend to utilize our high levels of liquidity to fund our lending activities. If additional funds are required to fund lending activities, we intend to sell our securities classified as available-for-sale, as needed.

At June 30, 2026, Home Federal Bank exceeded each of its capital requirements with common equity tier 1, tier 1 capital, total capital, leverage, and tangible capital ratios of 13.11%, 13.11%, 14.20%, 9.29%, and 9.29%, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules, and have not had any such arrangements during the two years ended June 30, 2026. See Notes 9 and 14 to the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Home Federal Bancorp, Inc. of Louisiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Home Federal Bancorp, Inc. of Louisiana (the “Company”) as of June 30, 2026 and 2025, and the related statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses on Loans

As described in Notes 1 and 3 to the financial statements, the Company’s allowance for credit losses on loans (“allowance”) was $4.9 million on loans of $480.5 million as of June 30, 2026.  The Company’s method of estimating the allowance includes the use of historic loss rates that are adjusted for reasonable and supportable forecasts, as well as other qualitative adjustments.

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

Birmingham, Alabama
September 24, 2026

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share data)

	June 30,
	2026	2025
Assets
Cash and cash equivalents (includes interest-bearing deposits with other banks of $28,135 and $10,380 at June 30, 2026 and June 30, 2025, respectively)	$34,304	$17,347
Securities available-for-sale (amortized cost June 30, 2026: $45,980; June 30, 2025: $36,695, respectively)	43,624	34,246
Securities held-to-maturity (fair value June 30, 2026: $46,658; June 30, 2025: $51,139, respectively)	55,439	61,334
Other securities	954	650
Loans held-for-sale	1,654	1,540
Loans receivable, net of allowance for credit losses (June 30, 2026: $4,926; June 30, 2025: $4,484, respectively)	475,491	461,004
Accrued interest receivable	1,895	1,836
Premises and equipment, net	16,173	17,266
Bank owned life insurance	7,040	6,926
Goodwill	2,990	2,990
Core deposit intangible	675	915
Deferred tax asset	1,058	1,163
Other real estate owned	613	970
Other assets	1,420	1,305
Total assets	$643,330	$609,492

Liabilities
Deposits:
Non-interest bearing	138,059	122,416
Interest bearing	439,233	423,874
Total deposits	577,292	546,290
Advances from borrowers for taxes and insurance	511	543
Other borrowings	3,556	4,000
Other accrued expenses and liabilities	3,214	3,454
Total liabilities	584,573	554,287

Stockholders’ equity
Preferred stock - $0.01 par value; 10,000,000 shares authorized: none issued and outstanding	-	-
Common stock - $0.01 par value; 40,000,000 shares authorized: 3,042,451 and 3,084,764 shares issued and outstanding at June 30, 2026 and June 30, 2025, respectively	30	32
Additional paid-in capital	44,429	42,187
Unearned ESOP stock	(263)	(321)
Retained earnings	16,423	15,241
Accumulated other comprehensive loss	(1,862)	(1,934)
Total stockholders’ equity	58,757	55,205

Total liabilities and stockholders’ equity	$643,330	$609,492

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Years ended June 30,
	2026	2025
Interest income
Loans, including fees	$29,510	$27,346
Investment securities	56	325
Mortgage-backed securities	2,266	1,941
Other interest-earning assets	666	850
Total interest income	32,498	30,462

Interest expense
Deposits	10,424	11,441
Federal Home Loan Bank borrowings	13	-
Other bank borrowings	272	350
Total interest expense	10,709	11,791

Net interest income	21,789	18,671
Provision for (recovery of) credit losses	594	(126)
Net interest income after provision for credit losses	21,195	18,797

Non-interest income
Loss on sale of real estate	(18)	(265)
Gain on sale of loans	642	384
Loss on sale of securities	-	(6)
Income on bank owned life insurance	114	116
Service charges on deposit accounts	1,712	1,568
Other income	222	208
Total non-interest income	2,672	2,005

Non-interest expense
Compensation and benefits	8,851	8,940
Occupancy and equipment	2,384	2,354
Data processing	1,350	1,439
Audit and examination fees	411	597
Franchise and bank shares tax	429	439
Advertising	123	145
Professional fees	477	495
Loan and collection	158	134
Amortization of core deposit intangible	240	284
Deposit insurance premium	380	347
Other real estate owned write-down expense	200	-
Other expenses	1,079	974
Total non-interest expense	16,082	16,148

Income before income taxes	7,785	4,654
Provision for income tax expense	1,611	766
Net income	$6,174	$3,888

Earnings per share
Basic	$2.05	$1.27
Diluted	$2.02	$1.26

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years ended June 30,
	2026	2025
Net income	$6,174	$3,888

Other comprehensive gain (loss), net of tax
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during the period	93	856
Less: reclassification adjustments for securities gains (losses) realized in net income	-	(6)
Income tax effect	(21)	(181)
Total other comprehensive gain, net of tax	72	681

Total comprehensive income	$6,246	$4,569

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2024	$32	$41,739	$(408)	$14,055	$(2,615)	$52,803

Net income	-	-	-	3,888	-	3,888
ESOP compensation earned	-	131	87	-	-	218
Stock options exercised	-	111	-	-	-	111
Dividends paid	-	-	-	(1,629)	-	(1,629)
Stock options vested	-	94	-	-	-	94
Company stock purchased	-	-	-	(1,073)	-	(1,073)
Other comprehensive income, unrealized gain on debt securities, net of tax	-	-	-	-	681	681
Share awards earned	-	112	-	-	-	112

Balance at June 30, 2025	$32	$42,187	$(321)	$15,241	$(1,934)	$55,205

Net income	-	-	-	6,174	-	6,174
ESOP compensation earned	-	136	58	-	-	194
Stock options exercised	2	1,836	-	-	-	1,838
Dividends paid	-	-	-	(1,663)	-	(1,663)
Stock options vested	-	114	-	-	-	114
Company stock purchased	(4)	-	-	(3,329)	-	(3,333)
Other comprehensive income, unrealized gain on debt securities, net of tax	-	-	-	-	72	72
Share awards earned	-	156	-	-	-	156

Balance at June 30, 2026	$30	$44,429	$(263)	$16,423	$(1,862)	$58,757

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$6,174	$3,888
Adjustments to reconcile net income to net
Cash provided by operating activities
Gain on sale of loans	(642)	(384)
Loss on sale of investments	-	6
Net amortization and accretion on securities	(378)	(189)
Amortization of deferred loan fees	(78)	(71)
Amortization of purchased loans	(178)	(263)
Provision for (recovery of) credit losses	594	(126)
Depreciation of premises and equipment	1,122	1,083
Loss on sale of real estate	18	265
ESOP compensation expense	194	218
Stock option expense	114	94
Deferred income tax expense (benefit)	84	(163)
Share awards expense	156	112
Increase in cash surrender value on bank owned life insurance	(114)	(116)
Amortization of core deposit intangible	240	284
Write-down of other real estate owned	200	-
Changes in assets and liabilities:
Loans held-for-sale – originations and purchases	(30,160)	(18,119)
Loans held-for-sale – sale and principal repayments	30,688	18,696
Accrued interest receivable	(59)	(61)
Other operating assets	(115)	45
Other operating liabilities	(240)	273
Net cash from operating activities	7,620	5,472

Cash flows from investing activities
Loan originations and purchases, net	(15,813)	9,268
Deferred loan fees collected	55	78
Acquisition of premises and equipment	(29)	(46)
Proceeds from sale of real estate	1,106	262
Improvements to real estate owned prior to disposition	(34)	(117)
Changes in FHLB stock	(304)	964
Activity in available-for-sale securities:
Maturities, prepayments and calls	6,292	5,900
Purchases	(15,169)	(12,695)
Sales	-	651
Activity in held-to-maturity securities:
Maturities, prepayments and calls	5,865	5,948
Net cash from investing activities	(18,031)	10,213

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Years ended June 30,
	2026	2025
Cash flows from financing activities
Net increase (decrease) in deposits	$31,002	$(27,717)
Proceeds from advances from federal home loan bank	2,000	-
Repayments of advances from federal home loan bank	(2,000)	-
Dividends paid	(1,663)	(1,629)
Company stock purchased	(3,333)	(1,073)
Net (decrease) increase in advances from borrowers for taxes and insurance	(32)	22
Repayments of other bank borrowings	(444)	(3,000)
Proceeds from stock options exercised	1,838	111
Net cash from financing activities	27,368	(33,286)

Net increase (decrease) in cash and cash equivalents	16,957	(17,601)

Cash and cash equivalents - beginning of period	$17,347	$34,948

Cash and cash equivalents - end of period	$34,304	$17,347

Supplemental cash flow information
Interest paid on deposits and borrowed funds	$10,685	$11,752
Income taxes paid	1,650	685
Market value adjustment for gain on securities available-for-sale	93	862
Transfer from loans to other real estate owned	934	961

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

At June 30, 2026 and 2025, cash and cash equivalents consisted of the following:

	2026	2025
	(In thousands)
Cash on Hand	$2,105	$2,070
Demand Deposits at Other Institutions	30,274	14,127
Federal Funds Sold	1,925	1,150

Total	$34,304	$17,347

Note 1. Summary of Significant Accounting Policies (Continued)

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

The Company held no trading securities as of June 30, 2026 and 2025.

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

Note 1. Summary of Significant Accounting Policies (Continued)

Acquisition Accounting
Acquisitions are accounted for under the purchase method of accounting. The acquisition method of accounting requires the Company as the acquirer to recognize the fair value of assets acquired and liabilities assumed at the acquisition date, as well as recognize goodwill. If the purchase price exceeds the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in an acquisition, goodwill is recognized. The Company records provisional amounts of fair value at the time of acquisition. The provisional fair values are subject to modification for up to one year after the acquisition.

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

Loans are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date.

When the payment of principal or interest on a loan is delinquent for more than 90 days, or earlier in some cases, the loan is placed on non-accrual status, unless the loan is in process of collection and the underlying collateral fully supports the carrying value of the loan. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the accruing status of the loan. All interest accrued but not collected for loans that are placed on non-accrual or loans charged-off is reversed against income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual basis. Loans are returned to the accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans are charged-off to the ACL to the extent management is relatively certain that principal and interest will be uncollectible. Management may elect to partially charge-off a loan to adjust the principal balance to the net realizable value of the collateral that secures the loan. When a partial charge-off is made, the remaining balance of the loan is placed on nonaccrual. Recoveries of amounts previously charged-off, if any, are credited to the ACL until the principal balance of the loan is fully recovered. Any subsequent payments are recognized as income. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

Note 1.  Summary of Significant Accounting Policies (Continued)

Allowance for Credit Losses

The inherent risks in the Company’s loan portfolio are summarized in the following table.

Loan Pool	Risk Characteristics

One-to-four family residential
Residential mortgage loans are primarily secured by one-to-four family residences. Repayment is generally dependent on the borrower’s continued employment and financial condition. Credit risk is influenced by changes in local housing values and economic conditions.

Commercial real estate
Commercial real estate loans are generally secured by owner-occupied and non-owner-occupied properties. Repayment is dependent upon the successful operation of the borrower’s business or the income-producing capacity of the underlying property. Risks include adverse economic conditions, declines in occupancy rates, reductions in rental income, and decreases in collateral values.

Multi-family residential
Multifamily residential loans are generally secured by income-producing residential properties. Repayment is largely dependent upon rental income generated by the property and the borrower’s ability to effectively manage operations. Risks associated with these loans include changes in economic conditions, occupancy rates, market rents, operating costs, and collateral values, any of which may impair the borrower’s repayment capacity.

Land and construction
Construction and land development loans involve additional risks because repayment is dependent on the successful completion and sale or leasing of the underlying project. These loans are particularly sensitive to changes in economic conditions, construction costs, demand for real estate, and project delays.

Equity loans and lines of credit
Home equity loans and lines are secured by junior liens on residential property. Repayment depends on the borrower’s financial condition and available home equity. These loans may be more vulnerable to collateral deficiencies in periods of declining home values.

Commercial
Commercial business loans are made to businesses for various purposes, including working capital, equipment purchases, and expansion. Repayment is primarily dependent on the cash flows generated by the borrower’s business. Risks include changes in economic conditions, management performance, competition, and industry-specific factors.

Consumer
Consumer loans include automobile loans, unsecured loans, and loans secured by deposit accounts. Repayment is dependent on the borrower’s personal financial condition. These loans generally involve higher default risk than residential mortgage loans because they are often secured by depreciating assets or may be unsecured.

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

Note 1. Summary of Significant Accounting Policies (Continued)

Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. If, as a result of impairment testing, the fair value of goodwill is lower than its carrying amount, goodwill must be written down to its implied fair value. Goodwill impairment was neither indicated nor recorded during the years ended June 30, 2026 or 2025.

Core Deposit Intangible
Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in business combinations. The accumulated amortization of the Core deposit intangible is $1.033 million, and the carrying value as of June 30, 2026 was $675,000, to be expensed over 79 months. The Company’s policy is to amortize these intangibles on an accelerated basis over their estimated useful life, which the estimated useful lives are periodically reviewed for reasonableness. Core deposit intangibles are tested for impairment if events and circumstances indicate the carrying amount of the asset may not be recoverable from future cash flows.

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

Earnings per Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, excluding unallocated ESOP shares. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares, including stock options and restricted stock units, had been issued. Potential common shares are excluded when their effect would be antidilutive.

Note 1. Summary of Significant Accounting Policies (Continued)

Non-Direct Response Advertising
The Company expenses all advertising costs, except for direct-response advertising, as incurred. Non-direct response advertising costs were $123,000 and $145,000 for the years ended June 30, 2026 and 2025, respectively.

In the event the Company incurs expense for material direct-response advertising, it will be amortized over the estimated benefit period. Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits. For the years ended June 30, 2026 and 2025, the Company did not incur any amount of direct-response advertising.

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

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	2026	2025
	(In thousands)
Net Unrealized Loss on Debt Securities Available-for-Sale	$(2,356)	$(2,449)
Tax Effect	494	515

Net-of-Tax Amount	$(1,862)	$(1,934)

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

Note 2. Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at June 30, 2026 and 2025 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

June 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale
Mortgage-backed securities: residential	$45,505	$22	$2,375	$43,152
State and political subdivision	475	-	3	472
Total available-for-sale	$45,980	$22	$2,378	$43,624

June 30, 2026	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
Held-to-maturity
Mortgage-backed securities: residential	$54,404	$-	$8,738	$45,666
State and political subdivision	1,035	-	43	992
Total held-to-maturity	$55,439	$-	$8,781	$46,658

June 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale
Mortgage-backed securities: residential	$36,330	$76	$2,525	$33,881
State and political subdivision	365	-	-	365
Total available-for-sale	$36,695	$76	$2,525	$34,246

June 30, 2025	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
Held-to-maturity
Mortgage-backed securities: residential	$60,075	$-	$10,140	$49,935
State and political subdivision	1,259	-	55	1,204
Total held-to-maturity	$61,334	$-	$10,195	$51,139

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2026	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale
One to five years	$2,426	$2,372
Five to ten years	12,118	11,533
Beyond ten years	31,436	29,719
Total available-for-sale	$45,980	$43,624

Held-to-maturity
Five to ten years	$7,013	$6,244
Beyond ten years	48,426	40,414
Total held-to-maturity	$55,439	$46,658

 Note 2. Securities (Continued)

The following tables summarize debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2026 and 2025, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
June 30, 2026	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale
Mortgage-backed securities: residential	16,988	277	22,301	2,098	39,289	2,375
State and political subdivision	472	3	-	-	472	3
Total available-for-sale	17,460	280	22,301	2,098	39,761	2,378

	Less Than 12 Months		12 Months or Longer		Total
June 30, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale
Mortgage-backed securities: residential	8,499	226	17,879	2,299	26,378	2,525
Total available-for-sale	8,499	226	17,879	2,299	26,378	2,525

At June 30, 2026, the Company’s security portfolio consisted of 96 securities, 82 of which were in an unrealized loss position. At June 30, 2025, the Company’s security portfolio consisted of 74 securities, 53 of which were in an unrealized loss position. The unrealized losses on the Company’s investment in mortgage-backed securities at June 30, 2026 and 2025 were caused by interest rate changes.  The contractual cash flows of these investments are guaranteed by agencies of the U.S. government.  Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2026.

At June 30, 2026 and 2025, securities with a carrying value of $22.385 million and $24.516 million, respectively, were pledged to secure certain deposits, borrowings, and other liabilities.

Note 3.  Loans Receivable

Loans receivable at June 30, 2026 and 2025, are summarized as follows:

	2026	2025
	(In thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$164,214	$174,978
Commercial	141,002	138,920
Multi-Family Residential	30,641	32,283
Land	34,825	30,054
Construction	25,435	11,226
Equity and Second Mortgage	3,177	2,520
Equity Lines of Credit	21,657	20,354

Total Mortgage Loans	420,951	410,335

Commercial Loans	58,866	54,138
Consumer Loans
Loans on Savings Accounts	436	381
Other Consumer Loans	247	739

Total Consumer Other Loans	683	1,120
Total Loans	480,500	465,593

Less: Allowance for Credit Losses	(4,926)	(4,484)
Unamortized Loan Fees	(83)	(105)

Net Loans Receivable	$475,491	$461,004

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

Note 3.  Loans Receivable (Continued)

Credit Quality Indicators (Continued)

The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, as of June 30, 2026:

	Term Loans Amortized Cost by Origination Year						Revolving Lines
As of June 30, 2026	2026	2025	2024	2023	2022	Prior		Total
	(In thousands)
One-to-four family residential
Risk rating
Pass	8,265	15,620	13,051	34,844	30,024	55,262	-	157,066
Pass watch	-	72	1,421	390	755	1,393	-	4,031
Special mention	-	-	-	-	-	841	-	841
Substandard	-	578	554	183	752	209	-	2,276
Total One-to-four family residential	8,265	16,270	15,026	35,417	31,531	57,705	-	164,214
Current period gross charge-offs	-	-	-	-	-	-	-	-

Commercial
Risk rating
Pass	12,343	24,819	5,919	9,152	21,632	59,263	-	133,128
Pass watch	-	-	74	98	5,383	103	-	5,658
Special mention	-	-	-	-	2,052	150	-	2,202
Substandard	-	-	-	-	14	-	-	14
Total commercial	12,343	24,819	5,993	9,250	29,081	59,516	-	141,002
Current period gross charge-offs	-	-	-	60	-	145	-	205

Multi-family residential
Risk rating
Pass	-	6,969	-	1,801	319	16,286	-	25,375
Pass watch	-	-	1,112	-	-	4,154	-	5,266
Total multi-family residential	-	6,969	1,112	1,801	319	20,440	-	30,641
Current period gross charge-offs	-	-	-	-	-	-	-	-

Land
Risk rating
Pass	4,415	9,846	2,308	1,737	3,331	13,031	-	34,668
Pass watch	-	157	-	-	-	-	-	157
Total land	4,415	10,003	2,308	1,737	3,331	13,031	-	34,825
Current period gross charge-offs	-	-	-	-	10	-	-	10

Construction
Risk rating
Pass	1,746	17,896	5,113	580	-	100	-	25,435
Total construction	1,746	17,896	5,113	580	-	100	-	25,435
Current period gross charge-offs	-	-	-	-	-	-	-	-

Note 3.  Loans Receivable (Continued)

Credit Quality Indicators (Continued)

The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, as of June 30, 2026:

	Term Loans Amortized Cost by Origination Year						Revolving Lines
As of June 30, 2026	2026	2025	2024	2023	2022	Prior		Total
	(In thousands)
Equity loans and lines of credit
Risk rating
Pass	444	559	538	415	599	394	21,361	24,310
Pass watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	86	-	-	71	157
Substandard	-	-	-	142	-	-	225	367
Total home equity and lines of credit	444	559	538	643	599	394	21,657	24,834
Current period gross charge-offs	-	-	-	-	-	-	-	-

Commercial Loans
Risk rating
Pass	9,235	9,460	14,841	4,410	1,906	13,516	-	53,368
Pass watch	623	1,827	1,080	1,500	317	-	-	5,347
Special mention	-	-	-	146	-	-	-	146
Substandard	-	-	-	-	-	5	-	5
Total commercial loans	9,858	11,287	15,921	6,056	2,223	13,521	-	58,866
Current period gross charge-offs	-	-	-	-	16	-	-	16

Consumer Loans
Risk rating
Pass	124	169	187	50	43	106	-	679
Substandard	-	-	-	4	-	-	-	4
Total consumer loans	124	169	187	54	43	106	-	683
Current period gross charge-offs	-	1	23	1	-	-	-	25

Total
Risk rating
Pass	36,572	85,338	41,957	52,989	57,854	157,958	21,361	454,029
Pass watch	623	2,056	3,687	1,988	6,455	5,650	-	20,459
Special mention	-	-	-	232	2,052	991	71	3,346
Substandard	-	578	554	329	766	214	225	2,666
Total	37,195	87,972	46,198	55,538	67,127	164,813	21,657	480,500
Current period gross charge-offs	-	1	23	61	26	145	-	256

Note 3.  Loans Receivable (Continued)

Credit Quality Indicators (Continued)

The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, as of June 30, 2025:

	Term Loans Amortized Cost by Origination Year						Revolving Lines
As of June 30, 2025	2025	2024	2023	2022	2021	Prior		Total
	(In thousands)
One-to-four family residential
Risk rating
Pass	12,456	20,344	40,116	35,296	30,282	28,952	-	167,446
Pass watch	1,072	1,358	1,088	1,379	257	629	-	5,783
Special mention	-	40	-	-	379	314	-	733
Substandard	-	-	268	252	496	-	-	1,016
Total One-to-four family residential	13,528	21,742	41,472	36,927	31,414	29,895	-	174,978
Current period gross charge-offs	-	-	34	-	-	-	-	34

Commercial
Risk rating
Pass	21,880	12,736	17,394	32,791	36,221	13,823	-	134,845
Pass watch	114	2,488	98	408	-	-	-	3,108
Substandard	-	-	-	19	948	-	-	967
Total commercial	21,994	15,224	17,492	33,218	37,169	13,823	-	138,920
Current period gross charge-offs	-	-	154	-	90	-	-	244

Multi-family residential
Risk rating
Pass	498	6,854	1,969	4,871	942	15,942	-	31,076
Pass watch	1,207	-	-	-	-	-	-	1,207
Total multi-family residential	1,705	6,854	1,969	4,871	942	15,942	-	32,283
Current period gross charge-offs	-	-	-	-	-	-	-	-

Land
Risk rating
Pass	8,405	8,380	3,044	3,262	3,505	994	-	27,590
Pass watch	79	2,376	-	-	9	-	-	2,464
Total land	8,484	10,756	3,044	3,262	3,514	994	-	30,054
Current period gross charge-offs	-	-	-	-	-	-	-	-

Construction
Risk rating
Pass	7,192	3,054	-	-	-	-	-	10,246
Pass watch	-	980	-	-	-	-	-	980
Total construction	7,192	4,034	-	-	-	-	-	11,226
Current period gross charge-offs	-	-	-	-	-	-	-	-

Note 3.  Loans Receivable (Continued)

Credit Quality Indicators (Continued)

The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, as of June 30, 2025:

	Term Loans Amortized Cost by Origination Year						Revolving Lines
As of June 30, 2025	2025	2024	2023	2022	2021	Prior		Total
	(In thousands)
Equity loans and lines of credit
Risk rating
Pass	46	582	629	639	96	376	19,823	22,191
Pass watch	-	-	10	-	-	-	234	244
Special mention	-	-	-	-	-	-	72	72
Substandard	-	-	142	-	-	-	225	367
Total home equity and lines of credit	46	582	781	639	96	376	20,354	22,874
Current period gross charge-offs	-	-	-	-	7	17	-	24

Commercial Loans
Risk rating
Pass	6,742	21,685	9,317	4,100	2,973	4,756	-	49,573
Pass watch	762	8	70	70	-	-	-	910
Special mention	2,318	179	917	-	128	-	-	3,542
Substandard	-	-	75	25	13	-	-	113
Total commercial loans	9,822	21,872	10,379	4,195	3,114	4,756	-	54,138
Current period gross charge-offs	-	-	-	2	-	-	-	2

Consumer Loans
Risk rating
Pass	285	328	280	87	1	101	-	1,082
Special mention	-	29	-	-	-	-	-	29
Substandard	-	-	9	-	-	-	-	9
Total consumer loans	285	357	289	87	1	101	-	1,120
Current period gross charge-offs	-	1	18	-	-	-	-	19

Total
Risk rating
Pass	57,504	73,963	72,749	81,046	74,020	64,944	19,823	444,049
Pass watch	3,234	7,210	1,266	1,857	266	629	234	14,696
Special mention	2,318	248	917	-	507	314	72	4,376
Substandard	-	-	494	296	1,457	-	225	2,472
Total	63,056	81,421	75,426	83,199	76,250	65,887	20,354	465,593
Current period gross charge-offs	-	1	206	2	97	17	-	323

Note 3.  Loans Receivable (Continued)

Credit Quality Indicators (Continued)

The following tables present an aging analysis of past due loans, segregated by class of loans, as of June 30, 2026 and 2025:

June 30, 2026	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In thousands)
Real Estate Loans:
One-to-Four Family Residential	780	389	2,607	3,776	160,438	164,214	453
Commercial	14	-	-	14	140,988	141,002	-
Multi-Family Residential	-	-	-	-	30,641	30,641	-
Land	-	-	-	-	34,825	34,825	-
Construction	-	-	-	-	25,435	25,435	-
Equity and Second Mortgage	-	-	142	142	3,035	3,177	-
Equity Lines of Credit	-	-	225	225	21,432	21,657	-
Commercial Loans	205	-	-	205	58,661	58,866	-
Consumer Loans	15	-	-	15	668	683	-
Total	1,014	389	2,974	4,377	476,123	480,500	453

June 30, 2025	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In thousands)
Real Estate Loans:
One-to-Four Family Residential	174	853	963	1,990	172,988	174,978	252
Commercial	99	-	967	1,066	137,854	138,920	-
Multi-Family Residential	-	-	-	-	32,283	32,283	-
Land	17	-	-	17	30,037	30,054	-
Construction	-	-	-	-	11,226	11,226	-
Equity and Second Mortgage	-	-	142	142	2,378	2,520	-
Equity Lines of Credit	48	-	225	273	20,081	20,354	-
Commercial Loans	8	-	38	46	54,092	54,138	-
Consumer Loans	29	-	-	29	1,091	1,120	-
Total	375	853	2,335	3,563	462,030	465,593	252

There was no interest income recognized on non-accrual loans during the years ended June 30, 2026 or June 30, 2025. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the years ended June 30, 2026 or June 30, 2025 was approximately $120,000 and $113,000, respectively.

 Note 3.  Loans Receivable (Continued)

Credit Quality Indicators (Continued)

The change in the allowance for credit losses by loan portfolio class and recorded investment in loans for the year ended June 30, 2026 and 2025 was as follows:

	Real Estate Loans
June 30, 2026	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
	(In thousands)
Allowance for credit losses:
Beginning Balances	2,202	1,202	113	165	74	182	538	8	4,484
Charge-Offs	-	(205)	-	(10)	-	-	(16)	(25)	(256)
Recoveries	6	60	-	2	-	22	2	12	104
Current Provision	141	220	(5)	91	121	(14)	17	23	594
Ending Balances	2,349	1,277	108	248	195	190	541	18	4,926

	Real Estate Loans
June 30, 2025	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
	(In thousands)
Allowance for credit losses:
Beginning Balances	2,346	1,088	130	175	103	165	548	19	4,574
Charge-Offs	(34)	(244)	-	-	-	(24)	(2)	(19)	(323)
Recoveries	351	-	-	1	-	5	2	-	359
Current Provision	(461)	358	(17)	(11)	(29)	36	(10)	8	(126)
Ending Balances	2,202	1,202	113	165	74	182	538	8	4,484

Note 3. Loans Receivable (Continued)

Credit Quality Indicators (Continued)

The Company held loans that were individually evaluated for credit losses at June 30, 2026 and June 30, 2025 for which the repayment, on the basis of our assessment at the reporting date, is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:

●	One-to-four family first mortgages are primarily secured by first liens on residential real estate.

●
Commercial real estate loans are primarily secured by office and industrial buildings, warehouses, retail shopping facilities and various special purpose properties, including self-storage facilities, hotels and restaurants.

●	Multi-family loans are primarily secured by residential property that include five or more housing units.

●	Construction and land loans are primarily secured by residential and commercial properties, which are under construction and/or redevelopment, and by raw land.

●	Home equity loans and lines are primarily secured by first and junior liens on residential real estate.

●	Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.

●	Consumer loans considered collateral dependent are primarily secured by titled vehicles.

The following table presents loans individually evaluated, segregated by class of loans, as of June 30, 2026 and 2025:

	2026		2025
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
	(In thousands)
Real Estate Loans:
One-to-Four Family Residential	$3,364	$505	$2,234	$97
Commercial	20	-	1,081	102
Land	79	3	115	4
Home Equity Loans and Lines of Credit	367	6	367	-
Commercial Loans	5	-	45	2
Consumer Loans	-	-	15	1

Total	$3,835	$514	$3,857	$206

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status. As of June 30, 2026, there were $225,000 of residential loans in the process of foreclosure.

Note 4. Accrued Interest Receivable

Accrued interest receivable at June 30, 2026 and 2025 consisted of the following:

	2026	2025
	(In thousands)
Loans	$1,713	$1,624
Investments	182	212
Total	$1,895	$1,836

Note 5. Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	2026	2025
	(In thousands)

Land	$4,720	$4,720
Land Improvements	841	842
Buildings	16,714	16,706
Equipment	3,115	3,329
Leasehold Improvements	-	321
	25,390	25,918
Accumulated Depreciation	(9,217)	(8,652)

Total	$16,173	$17,266

Depreciation expense charged against operations for the years ended June 30, 2026 and 2025 was $1.122 million and $1.083 million, respectively.

Note 6. Deposits

Deposits at June 30, 2026 and 2025 are summarized as follows:

	2026	2025
	(In thousands)

Non-Interest Bearing	$138,059	$122,416
NOW Accounts	59,937	67,119
Money Market	65,978	73,771
Savings Accounts	91,205	95,627
	355,179	358,933

Certificates of Deposit	222,113	187,357

Total Deposits	$577,292	$546,290

Maturities of certificates of deposit accounts at June 30, 2026 are scheduled as follows:

Year Ending June 30,	Amount
(In thousands)

2027	$174,383
2028	39,267
2029	6,913
2030	899
2031	651
Total	$222,113

The aggregate amount of time deposits that meet or exceed the FDIC insurance limit of $250,000 at June 30, 2026 and 2025 were $68.475 million and $55.619 million, respectively. At June 30, 2026 and 2025, the Bank had no brokered certificates of deposits.
Note 7. Advances from Federal Home Loan Bank of Dallas

Pursuant to collateral agreements with the Federal Home Loan Bank of Dallas (FHLB), advances are secured by a blanket floating lien on certain loans. Total interest expense recognized amounted to $13,000 and none for fiscal years 2026 and 2025, respectively.

At June 30, 2026 and 2025 there were no advances from the FHLB.

Note 8. Other Borrowings

At June 30, 2026, Home Federal Bancorp had a $3.556 million outstanding loan with First National Bankers Bank, which matures on February 5, 2034. The loan is secured by Home Federal Bank’s common stock and bears interest at the Prime Rate, which is subject to change when adjustments are made to Wall Street Journal Prime. Interest expense amounted to $272,000 and $350,000 for the years ended June 30, 2026 and 2025, respectively.

Note 9. Commitments

Lease Commitments
The Bank leases property for one branch facility.

Future minimum rental payments resulting from the non-cancelable term of these leases are as follows (in thousands):

Year Ending June 30,	Amount
2027	$31
2028	31
2029	34
2030	36
2031	36
Thereafter	1,224
Total	$1,392
Less Imputed Interest	(541)
Present Value of Lease Liabilities	851

Total rent expense paid under the terms of these leases amounted to $70,000 and $60,000 for the years ended June 30, 2026 and 2025 respectively.

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

	June 30, 2026	June 30, 2025
Weighted-average remaining lease term
Operating lease	32.4 years	33.4 years
Weighted-average discount rate
Operating leases	3.00%	3.00%

The following table represents the consolidated statements of condition classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) on the consolidated statements of condition.

(In thousands)		June 30, 2026	June 30, 2025
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other Assets	$784	$799
Total Lease Right-of-Use Assets		$784	$799

Lease Liabilities
Operating lease liabilities	Other Accrued Expenses and Liabilities	$851	$856
Total Lease Liabilities		$851	$856

Employment Contracts
The Company and the Bank have employment contracts with a certain key employee. These contracts provide for compensation and termination benefits. The future minimum commitments for the employment contracts are as follows (in thousands):

Year Ending June 30,	Amount
(In thousands)
2027	$194
2028	194
Total	$388

Note 9. Commitments (Continued)
Letters of Credit
At June 30, 2026, the Company had secured letters of credit in the aggregate amount of $37.347 million outstanding with the Federal Home Loan Bank of Dallas, all of which are expiring within one year. These letters of credit were issued to secure public body deposits. There were no outstanding borrowings associated with these letters of credit at June 30, 2026.

Note 10. Income Taxes

The Company and its subsidiary file consolidated federal income tax returns. The current provision for federal and state income taxes is calculated on pretax accounting income adjusted by items considered to be permanent differences between book and taxable income. Income tax expense for the years ended June 30, 2026 and 2025 is summarized as follows:

	2026	2025
	(In thousands)

Current	$1,527	$929
Deferred	84	(163)

Total	$1,611	$766

The effective federal income tax rate for the years ended June 30, 2026 and 2025 was 20.7% and 16.5%, respectively. Reconciliations of income tax expense at the statutory rate to the Company’s effective rates are as follows:

	2026	2025
	(In thousands)

Computed at Expected Statutory Rate	$1,635	$977
Non-Taxable Income	(97)	(44)
Other	73	(167)

Provision for Income Tax Expense	$1,611	$766

At June 30, 2026 and 2025, temporary differences between the financial statement carrying amount and tax bases of assets that gave rise to deferred tax recognition were related to the effect of loan bad debt deduction differences for tax and book purposes, deferred stock option compensation, and supplemental employee retirement benefits. The deferred tax expense or benefit related to securities available-for-sale has no effect on the Company’s income tax provision since it is charged or credited to the Company’s other comprehensive income or loss equity component.

The net deferred income tax asset and liability consisted of the following components at June 30, 2026 and 2025:

	2026	2025
	(In thousands)

Deferred Tax Assets

Stock Option and SERP Compensation	145	345
Market Value Adjustment to Available-for-Sale Securities	494	514
Loans Receivable – Bad Debt Loss Allowance	1,034	942
Lease Liability	179	180

Total Deferred Tax Assets	$1,852	$1,981

Deferred Tax Liabilities

Tax over Book Accumulated Depreciation	500	516
Purchase Accounting	96	103
ROU Asset	165	168
Other Liability	33	31

Total Deferred Tax Liabilities	794	818
Net Deferred Tax Asset	$1,058	$1,163

Note 10. Income Taxes (Continued)

Included in retained earnings at June 30, 2026 and 2025 is approximately $3.3 million for which no deferred Federal income tax liability has been recorded. This amount consists of the total amount of bad debt reserves deducted for income tax reporting purposes prior to January 1, 1988. Under current tax law, these pre-1988 bad debt reserves are subject to recapture into taxable income if the Bank were to (a) make certain “non-dividend distributions,” which include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation or (b) cease to maintain a bank or thrift charter. The unrecorded deferred tax liability was approximately $693,000 at June 30, 2026 and 2025.

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

Note 11. Employee Benefit Plans

Effective November 15, 2004, the Bank adopted the Home Federal Bank Employees’ Savings and Profit Sharing Plan and Trust.  This plan complies with the requirements of Section 401(k) of the Internal Revenue Code.  Those eligible for this defined contribution plan must have completed twelve months of full time service and attained age 21.  For calendar 2026, participating employees may make elective salary reduction contributions of up to $24,500 of their eligible compensation.  The Bank currently contributes a basic “safe harbor” contribution of 3% of participant plan salary and will match 100% of the first 4% of plan salary elective deferrals. Effective January 1, 2027, the Bank will make a safe harbor matching contribution equal to 100% of the first 6% of plan salary elective deferrals.  The Bank is also permitted to make discretionary contributions to be allocated to participant accounts.  Pension costs, including administrative fees, attributable to the Bank’s 401(k) safe harbor plan for the years ended June 30, 2026 and 2025 were $208,000 and $261,000, respectively.

During fiscal year 2011, the Company established a Survivor Benefit Plan for the benefit of selected executives. The purpose of the plan is to provide benefits to designated beneficiaries, if a participant dies while employed by the Company. The plan is considered an unfunded plan for tax and ERISA purposes, and all obligations arising under the plan are payable from the general assets of the Company. At June 30, 2026 and 2025, there were no obligations requiring accrual for this plan.

The Bank adopted a Supplemental Executive Retirement Agreement (the “SERP”) on December 13, 2017 for the benefit of Mr. James R. Barlow as President and Chief Executive Officer of the Company and the Bank effective as of January 1, 2018 (Effective Date). Under the terms of the original agreement, after the target retirement date of December 31, 2033, Mr. Barlow will receive annual retirement benefits of $120,000, payable in equal annual installments over ten years. In the event of a separation from service prior to December 31, 2033, other than as a result of death and without cause, Mr. Barlow would receive his accrued benefits through such date payable in a lump sum. If Mr. Barlow has a separation from service either concurrently with or within two years following a change in control, he will be credited with five additional years of service following the date of his separation from service for purposes of calculating his accrued amount. In the event of death while in active service, his designated beneficiaries would receive a lump sum payment of the full retirement benefit. In the event of death after retirement, but before all payments have been made, any remaining benefits will be paid to the designated beneficiaries until all the annual installments have been paid. The retirement benefits were originally vesting ratably at 6.25% per year for sixteen years beginning with the calendar year ending December 31, 2018. Effective July 1, 2026, the Bank amended and restated the SERP to increase the remaining vesting schedule to 10% per year beginning with calendar 2026, so that Mr. Barlow will become 100% vested in the ordinary course as of December 31, 2030 if he continues to remain employed through such date. Under the restated SERP, if Mr. Barlow becomes fully vested in his SERP benefits, he will continue to receive annual retirement benefits of $120,000, payable in equal annual installments over 10 years, following the later of December 31, 2033 or his separation from service. Under the restated SERP, if Mr. Barlow has a separation from service either concurrently with or within two years following a change in control, he will be credited with the lesser of five additional years of service following the date of his separation from service or the remaining vesting period.

For the years ended June 30, 2026 and 2025, the Company recorded compensation expense totaling $49,000 and $48,000, respectively, to accrue the benefits required by the Supplemental Executive Retirement Agreement.

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

The ESOP purchased the statutory limit of eight percent of the shares sold in our initial public offering completed on January 18, 2005, excluding shares issued to Home Federal Mutual Holding Company of Louisiana. This purchase was facilitated by a loan from the Company to the ESOP in the amount of $1.1 million. The corresponding note was repaid in 80 quarterly debt service payments of $23,000 on the last business day of each quarter, with the final payment for the quarter ended March 31, 2025.

As part of our second step conversion completed on December 22, 2010, the ESOP purchased six percent of the shares sold in the offering. This purchase was facilitated by a loan from the Company to the ESOP in the amount of $1.2 million. The corresponding note is being repaid in 80 quarterly debt service payments of $20,000 on the last business day of each quarter, beginning March 31, 2011, with an interest rate of 3.2%.

Each loan is or was secured by a pledge of the ESOP shares purchased with the applicable loan proceeds. The shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. The notes payable and the corresponding notes receivable have been eliminated in consolidation.

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

As compensation expense is incurred, the unearned ESOP shares account is reduced based on the original cost of the stock. The difference between the cost and the average market price of shares released for allocation is applied to additional paid-in capital. ESOP compensation expense for the years ended June 30, 2026 and 2025, was approximately $194,000 and $218,000, respectively.

The ESOP shares as of June 30, 2026 and 2025, were as follows:

	2026	2025
Allocated and Committed to be Released
Shares, Beginning of Year	353,802	310,239
Shares Allocated and Committed to be Released
During the Year	11,671	16,859
Shares Distributed During the Year	(8,777)	(3,385)
Shares Purchased During the Year	9,900	29,179
Unallocated and Unreleased Shares, as of Year End	52,523	64,194

Total ESOP Shares	419,119	417,086

Fair Value of Unreleased Shares (In thousands)	$1,102	$873

Stock Price	$20.99	$13.60

Note 13. Stock-Based Compensation

Stock Incentive Plans
On November 12, 2014, the stockholders of the Company approved the adoption of the Company’s 2014 Stock Incentive Plan (the 2014 Stock Incentive Plan).  The 2014 Stock Incentive Plan terminated on August 13, 2024, however, the 1,280 plan share awards and 36,000 outstanding options as of June 30, 2026 will remain in effect for the remainder of their five-year vesting and original ten-year terms, respectively.

On November 13, 2019, the stockholders of the Company approved the adoption of the Company’s 2019 Stock Incentive Plan (the 2019 Stock Incentive Plan), which provides for a total of 250,000 shares (as adjusted) reserved for future issuance as stock awards or stock options. No more than 62,500 (as adjusted) shares, or 25%, may be granted as stock awards.  The balance of the plan is reserved for stock option awards.  On November 11, 2020, the Company granted a total of 62,500 (as adjusted) plan stock awards and 187,500 (as adjusted) stock options to directors, officers and other key employees vesting ratably over five years, with the final vesting November 11, 2025. On July 24, 2024, the Company granted 1,600 stock options to a key employee vesting ratably over five years.

On November 19, 2025, the stockholders of the Company approved the Company’s 2025 Stock Incentive Plan (the 2025 Stock Incentive Plan, together with the 2014 Stock Incentive Plan and 2019 Stock Incentive Plan, the “Stock Incentive Plans”) which provides for a total of 125,000 shares reserved for future issuance as share awards or stock options. No more than 31,250 shares, or 25%, may be granted as share awards. On December 18, 2025, the Company granted a total of 31,250 share awards and 92,750 stock options to directors, officers, and other key employees vesting ratably over five years. The costs of the Stock Incentive Plans are recognized over the vesting period.  As of June 30, 2026, there are 800 stock options and 1,000 stock options available for future grant under the 2019 Stock Incentive Plan and 2025 Stock Incentive Plan, respectively, and no share awards are available under the Stock Incentive Plans.

Incentive stock options and non-qualified stock options granted under the Stock Incentive Plans become vested and exercisable at a rate determined by the Board of Directors or Compensation Committee at the date the grants are made.  No vesting shall occur after an employee’s employment or service as a director is terminated.  In the event of death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable.  The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of the grant.

Stock Awards

Following is a summary of the status of the stock awards outstanding under the Stock Incentive Plans during the fiscal years ended June 30, 2026 and 2025 (split adjusted):

	Awarded Shares
	2026	2025

Balance - Beginning of Year	13,300	25,000
Granted	31,250	1,600
Forfeited	-	-
Earned and Issued	(12,020)	(13,300)

Balance - End of Year	32,530	13,300

Compensation expense pertaining to the share awards under the Stock Incentive Plans was approximately $156,000 and $112,000 for the years ended June 30, 2026 and 2025, respectively.

Note 13. Stock-Based Compensation (Continued)

Stock Options

Following is a summary of the status of the options outstanding during the fiscal years ended June 30, 2026 and 2025 (split adjusted):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at June 30, 2025	333,500	$11.85	3.82	$583,818
Granted	92,750	15.17
Exercised	(158,596)	11.59
Forfeited	-	-

Outstanding at June 30, 2026	267,654	$13.15	6.46	$2,097,151

Options Exercisable at June 30, 2026	155,224	$12.12	4.46	$1,376,290

Outstanding at June 30, 2024	319,700	$11.83	4.30	$115,197
Granted	24,600	11.79
Exercised	(10,000)	11.09
Forfeited	(800)	11.86

Outstanding at June 30, 2025	333,500	$11.85	3.82	$583,818

Options Exercisable at June 30, 2025	274,467	$11.84	3.14	$481,818

The fair value of each option granted is estimated on the grant date using the Black-Scholes model. The following assumptions were made in estimating fair value.

	2025 Stock Incentive Plan	2014/2019 Stock Incentive Plan	2014 Stock Incentive Plan	2019 Stock Incentive Plan
	December 18, 2025	July 24, 2024	January 31, 2024	November 11, 2020
Dividend Yield	3.56%	4.41%	3.65%	2.78%
Expected Term	10 years	10 years	10 years	10 years
Risk-Free Interest Rate	4.12%	4.28%	3.99%	0.98%
Expected Life	10 years	10 years	10 years	10 years
Expected Volatility(1)	34.59%	35.51%	36.58%	25.56%

(1)	Weekly volatility is annualized by multiplying by the square root of 52.

Note 13. Stock-Based Compensation (Continued)

Stock Options (Continued)

A summary of the status of the Company’s nonvested options as of June 30, 2026 and changes during the year ended June 30, 2026 is as follows (split adjusted):

	Number of Shares	Weighted Average Exercise Price
Nonvested at June 30, 2025	59,033	$11.87
Vested	(39,353)	11.87
Granted	92,750	15.17
Forfeited	-	-
Nonvested at June 30, 2026	112,430	$14.58

For the years ended June 30, 2026 and 2025, compensation expense charged to operations for stock options granted under the Stock Incentive Plans was $114,000 and $94,000, respectively.

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

No material gains or losses are anticipated as a result of these transactions.

At June 30, 2026 and 2025, the following financial instruments were outstanding:

	Contract Amount
	2026	2025
	(In thousands)
Commitments to Extend Credit	$70,791	$63,611
Standby Letters of Credit	1,827	1,438
	$72,618	$65,049

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

Interest Rate Floors and Caps
The Bank writes interest rate floors and caps into its variable rate mortgage loan contracts and loan servicing agreements in an attempt to manage its interest rate exposure. Such floors and caps enable customers to transfer, modify, or reduce their interest rate risk, which, in turn, creates an off-balance sheet market risk to the Bank. At June 30, 2026, the Bank’s loan portfolio contained approximately $88.433 million of loans in which the loan contracts or servicing agreements possessed interest rate floors and caps.

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

An analysis of the activity in loans made to such borrowers (both direct and indirect), including lines of credit, is summarized as follows for the years ended June 30, 2026 and 2025:

	2026	2025
	(In thousands)

Balance – Beginning of Year	$4,383	$4,300
Additions	2,012	674
Principal Payments	(1,932)	(591)

Balance – End of Year	$4,463	$4,383

Deposits from related parties held by the Bank at June 30, 2026 and 2025 amounted to $3.181 million and $3.346 million, respectively.

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

The Bank is required to maintain minimum capital ratios under OCC regulatory guidelines in order to ensure capital adequacy. Management believes, as of June 30, 2026 and 2025, that the Bank met all OCC capital adequacy requirements to which it is subject.

As of June 30, 2026, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios, which are different than those required to meet OCC capital adequacy requirements.

There are no conditions or events since that notification that management believes may have changed the Bank’s category. The Bank was also classified as well capitalized at June 30, 2025.

Note 16. Regulatory Matters (Continued)

The Bank’s actual and required capital amounts and ratios for OCC regulatory capital adequacy purposes are presented below as of June 30, 2026 and 2025:

		Actual		Required for Capital Adequacy Purposes
		Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
June 30, 2026
Common Equity Tier 1	(1)	59,433	13.11%	20,400	4.50%
Tier 1 Capital	(1)	59,433	13.11%	27,200	6.00%
Total Capital	(1)	64,359	14.20%	36,267	8.00%
Leverage	(2)	59,433	9.29%	25,584	4.00%
Tangible Capital	(2)	59,433	9.29%	9,594	1.50%

June 30, 2025
Common Equity Tier 1	(1)	56,720	13.59%	18,809	4.50%
Tier 1 Capital	(1)	56,720	13.59%	25,079	6.00%
Total Capital	(1)	61,204	14.67%	33,439	8.00%
Leverage	(2)	56,720	9.40%	24,129	4.00%
Tangible Capital	(2)	56,720	9.40%	9,048	1.50%

(1) Amounts and Ratios to Total Risk-Weighted Assets
(2) Amounts and Ratios to Adjusted Average Total Consolidated Assets

The Bank’s actual and required capital amounts and ratios to be well capitalized under prompt corrective action provisions are presented below as of June 30, 2026 and 2025:

		Actual		Required to be Well Capitalized
		Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
June 30, 2026
Common Equity Tier 1	(1)	59,433	13.11%	29,467	6.50%
Tier 1 Capital	(1)	59,433	13.11%	36,267	8.00%
Total Capital	(1)	64,359	14.20%	45,333	10.00%
Leverage	(2)	59,433	9.29%	31,980	5.00%

June 30, 2025
Common Equity Tier 1	(1)	56,720	13.59%	27,169	6.50%
Tier 1 Capital	(1)	56,720	13.59%	33,439	8.00%
Total Capital	(1)	61,204	14.67%	41,799	10.00%
Leverage	(2)	56,720	9.40%	30,161	5.00%

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

For the years ended June 30, 2026 and 2025, the Bank paid a total of $4.000 million and $6.500 million, respectively, in cash dividends to the Company.

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

Note 18. Fair Value Disclosures (Continued)

At June 30, 2026 and 2025, the carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	June 30, 2026
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
			(In thousands)
Financial Assets
Cash and Cash Equivalents	$34,304	$34,304	$34,304	$-	$-
Debt Securities Available-for-Sale	43,624	43,624	-	43,624	-
Debt Securities Held-to-Maturity	55,439	46,658	-	46,658	-
Other Securities	954	954	-	-	954
Loans Held-for-Sale	1,654	1,654	-	1,654	-
Loans Receivable, Net	475,491	458,421	-	-	458,421

Financial Liabilities
Deposits	$577,292	$575,788	$-	$575,788	$-
Other Borrowings	3,556	3,556	-	3,556	-

	June 30, 2025
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
			(In thousands)
Financial Assets
Cash and Cash Equivalents	$17,347	$17,347	$17,347	$-	$-
Debt Securities Available-for-Sale	34,246	34,246	-	34,246	-
Debt Securities Held-to-Maturity	61,334	51,139	-	51,139	-
Other Securities	650	650	-	-	650
Loans Held-for-Sale	1,540	1,540	-	1,540	-
Loans Receivable, Net	461,004	440,812	-	-	440,812

Financial Liabilities
Deposits	$546,290	$544,944	$-	$544,944	$-
Other Borrowings	4,000	4,000	-	4,000	-

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used during the year ended June 30, 2026.

Note 18. Fair Value Disclosures (Continued)

Fair values of assets and liabilities measured on a recurring basis at June 30, 2026 and 2025 are as follows:

	Fair Value Measurements
June 30, 2026	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Debt securities available-for-sale
Mortgage-backed securities: residential	$-	$43,152	$-	$43,152
State and political subdivision	-	472	-	472

Total	$-	$43,624	$-	$43,624

	Fair Value Measurements
June 30, 2025	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Debt securities available-for-sale
Mortgage-backed securities: residential	$-	$33,881	$-	$33,881
State and political subdivision	-	365	-	365

Total	$-	$34,246	$-	$34,246

Note 18. Fair Value Disclosures (Continued)

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at June 30, 2026 or 2025.

The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis at June 30, 2026 and 2025.

	Fair Value Measurements
June 30, 2026	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Collateral-dependent loans	$-	$-	$2,644	$2,644

Other real estate owned, net	$-	$-	$613	$613

Total	$-	$-	$3,257	$3,257

	Fair Value Measurements
June 30, 2025	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Collateral-dependent loans	$-	$-	$2,502	$2,502

Other real estate owned, net	$-	$-	$970	$970

Total	$-	$-	$3,472	$3,472

Note 19. Earnings Per Common Share

The following table presents the components of average outstanding common shares for the years ended June 30, 2026 and 2025.

	2026	2025

Average Common Shares Issued	3,071,157	3,127,141
Average Unearned ESOP Shares	(58,357)	(72,887)

Weighted Average Number of Common
Shares Used in Basic EPS	3,012,800	3,054,254

Effect of Dilutive Securities
Stock Options	51,075	24,113

Weighted Average Number of Common
Shares and Dilutive Potential Common
Shares Used in Diluted EPS	3,063,875	3,078,367

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in GAAP. For the years ended June 30, 2026 and 2025, there were outstanding options to purchase 267,654 and 333,500 shares, respectively, at a weighted average exercise price of $12.57 per share for 2026 and $11.85 per share for 2025.

Note 20. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company has determined there have been no subsequent events that have occurred after June 30, 2026, through the date of the financial statements, that would require disclosure.

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

All of the Company’s revenue from contracts with customers in-scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment. The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended June 30, 2026 and 2025:

	For the Year Ended June 30,
	2026	2025
	(In thousands)
Noninterest Income
In-scope of Topic 606:
Debit card interchange fees	$660	$644
ATM surcharge income	100	105
Service fees on deposit accounts	952	819
Loss on sale of real estate	(18)	(265)
Noninterest Income (in-scope of Topic 606)	1,694	1,303
Noninterest Income (out-of-scope of Topic 606)	978	702
Total Noninterest Income	$2,672	$2,005

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

Note 22. Parent Company Financial Statements

Financial information pertaining only to Home Federal Bancorp, Inc. of Louisiana as of June 30, 2026 and 2025 is as follows:

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Balance Sheets
June 30, 2026 and 2025

	June 30,
	2026	2025
	(In thousands)
Assets
Cash and Cash Equivalents	$1,689	$1,473
Investment in Subsidiary	61,165	57,819
Other Assets	596	14

Total Assets	$63,450	$59,306

Liabilities and Stockholders’ Equity
Borrowings	$3,556	$4,000
Other Liabilities	1,137	101
Stockholders’ Equity	58,757	55,205

Total Liabilities and Stockholders’ Equity	$63,450	$59,306

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Statements of Operations
For the Years Ended June 30, 2026 and 2025

	For the Years Ended June 30,
	2026	2025
	(In thousands)

Equity in Undistributed Earnings of Subsidiary	$7,273	$4,755
Interest Income	5	4
Noninterest Income	5	-

Total Income	7,283	4,759

Operating Expenses	1,129	752
Interest Expense	272	350

Total Expense	1,401	1,102

Income Before Income Tax Benefit	5,882	3,657

Income Tax Benefit	(292)	(231)

Net Income	$6,174	$3,888

Note 22. Parent Company Financial Statements (Continued)

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Condensed Statements of Cash Flows
For the Years Ended June 30, 2026 and 2025

	For the Years Ended June 30,
	2026	2025
	(In thousands)
Operating Activities
Net Income	$6,174	$3,888
Adjustments to Reconcile Net Income to Net
Cash Used in Operating Activities
Equity in Undistributed Earnings of Subsidiary	(7,273)	(4,755)
(Increase) Decrease in Other Assets	(582)	380
Increase (Decrease) in Other Liabilities	1,036	(39)

Net Cash Used in Operating Activities	(645)	(526)

Financing Activities
Distribution from Subsidiary	4,000	6,500
Proceeds from Stock Options Exercised	1,838	111
Repayment of Borrowings	(444)	(3,000)
Proceeds Received from Subsidiary on Stock Compensation Programs	463	424
Company Stock Purchased	(3,333)	(1,073)
Dividends Paid	(1,663)	(1,629)

Net Cash Provided by Financing Activities	861	1,333

Increase in Cash and Cash Equivalents	216	807
Cash and Cash Equivalents, Beginning of Year	1,473	666

Cash and Cash Equivalents, End of Year	$1,689	$1,473

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2026.

(c)
No change in the Company’s internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

During the three months and year ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required herein is incorporated by reference from the sections captioned “Information with Respect to Nominees for Director, Continuing Directors, and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Delinquent Section 16(a) Reports” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2026 (“Proxy Statement”).

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

Item 11. Executive Compensation

The information required herein is incorporated by reference from the section captioned “Management Compensation” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management. The information required herein is incorporated by reference from the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2026.

Equity Compensation Plan Information. The following table provides information as of June 30, 2026 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2014, 2019, and 2025 Stock Incentive Plans, all of which were approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	300,184	$13.15	1,800
Equity compensation plans not approved by security holders	-	-	-

Total	300,184	$13.15	1,800

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required herein is incorporated by reference from the section captioned “Indebtedness of Management and Related Party Transactions” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2026.

Item 14. Principal Accountant Fees and Services

The information required herein is incorporated by reference from the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2026.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) The following documents are filed as part of this report and are incorporated herein by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm (Carr, Riggs & Ingram LLC, PCAOB Firm ID 213)
Consolidated Balance Sheets as of June 30, 2026 and 2025
Consolidated Statements of Operations for the Years Ended June 30, 2026 and 2025
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2026 and 2025
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2026 and 2025
Consolidated Statements of Cash Flows for the Years Ended June 30, 2026 and 2025
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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: September 25, 2026	By:	/s/James R. Barlow
James R. Barlow
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James R. Barlow
James R. Barlow	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	September 25, 2026
/s/ Brad Ezernack
Brad Ezernack	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 25, 2026

/s/ Scott D. Lawrence
Scott D. Lawrence	Director	September 25, 2026

/s/ Mark M. Harrison
Mark M. Harrison	Director	September 25, 2026

/s/ Thomas Steen Trawick, Jr.
Thomas Steen Trawick, Jr.	Director	September 25, 2026

/s/ Timothy W. Wilhite, Esq.
Timothy W. Wilhite, Esq.	Director	September 25, 2026