Form 10-Q
period 2026-09-30
Home Federal Bancorp, Inc. of Louisiana
filed 2026-11-12
CIK 1500375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Shares of common stock, par value $0.01 per share, outstanding as of November 12, 2026: The registrant had 2,997,518 shares of common stock outstanding.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share data)

	September 30, 2026	June 30, 2026
	(Unaudited)

Assets
Cash and cash equivalents (includes interest-bearing deposits with other banks of $30,954 and $28,135 at September 30, 2026 and June 30, 2026, respectively)	$37,560	$34,304
Securities available-for-sale (amortized cost September 30, 2026: $49,465; June 30, 2026: $45,980, respectively)	45,499	43,624
Securities held-to-maturity (fair value September 30, 2026: $43,666; June 30, 2026: $46,658, respectively)	54,063	55,439
Other securities	1,111	954
Loans held-for-sale	1,082	1,654
Loans receivable, net of allowance for credit losses (September 30, 2026: $4,902; June 30, 2026: $4,926, respectively)	484,332	475,491
Accrued interest receivable	1,909	1,895
Premises and equipment, net	16,020	16,173
Bank owned life insurance	7,068	7,040
Goodwill	2,990	2,990
Core deposit intangible	625	675
Deferred tax asset	1,490	1,058
Other real estate owned	513	613
Other assets	1,302	1,420
Total assets	$655,564	$643,330

Liabilities
Deposits:
Non-interest bearing	$140,651	$138,059
Interest bearing	434,272	439,233
Total deposits	574,923	577,292
Advances from borrowers for taxes and insurance	663	511
Advances from the Federal Home Loan Bank of Dallas	14,000	-
Other borrowings	3,556	3,556
Other accrued expenses and liabilities	3,667	3,214
Total liabilities	596,809	584,573

Stockholders’ equity
Preferred stock - $0.01 par value; 10,000,000 shares authorized: none issued and outstanding	-	-
Common stock - $0.01 par value; 40,000,000 shares authorized: 3,030,594 and 3,042,451 shares issued and outstanding at September 30, 2026 and June 30, 2026, respectively	30	30
Additional paid-in capital	44,579	44,429
Unearned ESOP stock	(248)	(263)
Retained earnings	17,527	16,423
Accumulated other comprehensive loss	(3,133)	(1,862)
Total stockholders’ equity	58,755	58,757

Total liabilities and stockholders’ equity	$655,564	$643,330

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands except per share data)
(Unaudited)

	Three Months Ended September 30,
	2026	2025
Interest income
Loans, including fees	$7,741	$7,271
Investment securities	24	13
Mortgage-backed securities	633	542
Other interest-earning assets	299	184
Total interest income	8,697	8,010

Interest expense
Deposits	2,729	2,673
Federal Home Loan Bank borrowings	2	-
Other bank borrowings	62	76
Total interest expense	2,793	2,749

Net interest income	5,904	5,261
Provision for credit losses	275	43
Net interest income after provision for credit losses	5,629	5,218

Non-interest income
Gain on sale of other real estate owned	204	-
Gain on sale of fixed assets	46	-
Gain on sale of loans	138	146
Loss on sale of securities	(52)	-
Income on bank owned life insurance	28	28
Service charges on deposit accounts	435	423
Other income	54	53
Total non-interest income	853	650

Non-interest expense
Compensation and benefits	2,288	2,150
Occupancy and equipment	522	568
Data processing	236	336
Audit and examination fees	134	69
Franchise and bank shares tax	106	135
Advertising	74	29
Professional fees	161	85
Loan and collection	38	42
Amortization of core deposit intangible	50	67
Deposit insurance premium	104	93
Other real estate owned write-down expense	100	-
Other expenses	268	277
Total non-interest expense	4,081	3,851

Income before income taxes	2,401	2,017
Provision for income tax expense	490	418
Net income	$1,911	$1,599

Earnings Per Share
Basic	$0.64	$0.53
Diluted	$0.62	$0.52

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands except per share data)
(Unaudited)

	For the Three Months Ended September 30,
	2026	2025
Net income	$1,911	$1,599

Other comprehensive gain (loss), net of tax
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(1,662)	501
Less: reclassification adjustments for securities losses realized in net income	(52)	-
Income tax effect	339	(106)
Total other comprehensive gain (loss), net of tax	(1,271)	395

Total comprehensive income	$640	$1,994

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(Dollar amounts in thousands except per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at June 30, 2025	$32	$42,187	$(321)	$15,241	$(1,934)	$55,205

Net income	-	-	-	1,599	-	1,599
ESOP compensation earned	-	26	14	-	-	40
Stock options exercised	-	23	-	-	-	23
Dividends paid	-	-	-	(415)	-	(415)
Stock options vested	-	23	-	-	-	23
Company stock purchased	-	-	-	(279)	-	(279)
Other comprehensive income, unrealized gain on debt securities, net of tax	-	-	-	-	395	395

Balance at September 30, 2025	$32	$42,259	$(307)	$16,146	$(1,539)	$56,591

Balance at June 30, 2026	$30	$44,429	$(263)	$16,423	$(1,862)	$58,757

Net income	-	-	-	1,911	-	1,911
ESOP compensation earned	-	52	15	-	-	67
Stock options exercised	-	36	-	-	-	36
Dividends paid	-	-	-	(457)	-	(457)
Stock options vested	-	26	-	-	-	26
Company stock purchased	-	4	-	(350)	-	(346)
Other comprehensive loss, unrealized loss on debt securities, net of tax	-	-	-	-	(1,271)	(1,271)
Share awards earned	-	32	-	-	-	32

Balance at September 30, 2026	$30	$44,579	$(248)	$17,527	$(3,133)	$58,755

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands except per share data)
(Unaudited)

	Three Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$1,911	$1,599
Adjustments to reconcile net income to net
Cash provided by operating activities
Gain on sale of loans	(138)	(146)
Loss on sale of investments	52	-
Net amortization and accretion on securities	(131)	(81)
Amortization of deferred loan fees	(21)	(13)
Amortization of purchased loans	(30)	(66)
Provision for credit losses	275	43
Depreciation of premises and equipment	241	266
Gain on sale of fixed assets	(46)	-
Gain on sale of other real estate owned	(204)	-
ESOP compensation expense	67	40
Stock option expense	26	23
Deferred income tax benefit	(93)	14
Share awards expense	32	-
Increase in cash surrender value on bank owned life insurance	(28)	(28)
Amortization of core deposit intangible	50	67
Write-down of other real estate owned	100	-
Changes in assets and liabilities:
Loans held-for-sale – originations and purchases	(6,075)	(6,399)
Loans held-for-sale – sale and principal repayments	6,785	6,769
Accrued interest receivable	(14)	(18)
Other operating assets	118	96
Other operating liabilities	453	610
Net cash from operating activities	3,330	2,776

Cash flows from investing activities
Loan originations and purchases, net	(10,172)	(4,117)
Deferred loan fees collected	24	2
Acquisition of premises and equipment	(99)	(8)
Proceeds from sale of premises and equipment	57	-
Proceeds from sale of other real estate owned	1,287	996
Improvements to other real estate owned prior to disposition	-	(10)
Changes in FHLB stock	(157)	(4)
Activity in available-for-sale securities:
Maturities, prepayments and calls	1,881	1,891
Purchases	(6,934)	(4,386)
Sales	1,653	-
Activity in held-to-maturity securities:
Maturities, prepayments and calls	1,370	1,534
Net cash from investing activities	(11,090)	(4,102)

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollar amounts in thousands except per share data)
(Unaudited)

	Three Months Ended September 30,
	2026	2025
Cash flows from financing activities
Net increase (decrease) in deposits	$(2,369)	$10,898
Advances from Federal Home Loan Bank	14,000	-
Dividends paid	(457)	(415)
Company stock purchased	(346)	(279)
Net increase in advances from borrowers for taxes and insurance	152	244
Proceeds from stock options exercised	36	23
Net cash from financing activities	11,016	10,471

Net increase in cash and cash equivalents	3,256	9,145

Cash and cash equivalents - beginning of period	$34,304	$17,347

Cash and cash equivalents - end of period	$37,560	$26,492

Supplemental cash flow information
Interest paid on deposits and borrowed funds	$2,712	$2,694
Income taxes paid	-	140
Transfer from loans to other real estate owned	1,083	799

See accompanying notes to consolidated financial statements.

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Summary of Accounting Policies

Basis of Presentation

These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 2026, are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2027. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended June 30, 2026 (the “Company’s 2026 Form 10-K”).

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the statement of financial condition date for potential recognition in the consolidated financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the statement of financial condition date are recognized in the consolidated financial statements as of September 30, 2026. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred through the date these consolidated financial statements were issued.

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

Index
Nature of Operations

Home Federal Bancorp, Inc. of Louisiana, a Louisiana corporation, is the fully public stock holding company for Home Federal Bank located in Shreveport, Louisiana. The Bank is a federally chartered stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency. The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Services are provided to the Bank’s customers by ten full-service banking offices and home office, located in Caddo, Bossier and Webster Parishes, Louisiana. The area served by the Bank is primarily the Shreveport-Bossier City-Minden combined statistical area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of September 30, 2026, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which previously engaged in the sale of annuity contracts and does not currently engage in a meaningful amount of business.

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

The Company held no trading securities as of September 30, 2026 and June 30, 2026.

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

When the payment of principal or interest on a loan is delinquent for more than 90 days, or earlier in some cases, the loan is placed on non-accrual status, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the accruing status of the loan. All interest accrued but not collected for loans that are placed on non-accrual or loans charged-off is reversed against income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual basis. Loans are returned to the accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Multi-family residential
Multi-family residential loans are generally secured by income-producing residential properties. Repayment is largely dependent upon rental income generated by the property and the borrower’s ability to effectively manage operations. Risks associated with these loans include changes in economic conditions, occupancy rates, market rents, operating costs, and collateral values, any of which may impair the borrower’s repayment capacity.

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

Index
Allowance for Credit Losses (Continued)

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

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at September 30, 2026 and June 30, 2026 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

September 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale
Mortgage-backed securities: residential	$48,989	$-	$3,939	$45,050
State and political subdivision	476	-	27	449
Total available-for-sale	$49,465	$-	$3,966	$45,499

September 30, 2026	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-maturity
Mortgage-backed securities: residential	$53,033	$-	$10,308	$42,725
State and political subdivision	1,030	-	89	941
Total held-to-maturity	$54,063	$-	$10,397	$43,666

June 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale
Mortgage-backed securities: residential	$45,505	$22	$2,375	$43,152
State and political subdivision	475	-	3	472
Total available-for-sale	$45,980	$22	$2,378	$43,624

June 30, 2026	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-maturity
Mortgage-backed securities: residential	$54,404	$-	$8,738	$45,666
State and political subdivision	1,035	-	43	992
Total held-to-maturity	$55,439	$-	$8,781	$46,658

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2026	Amortized Cost	Fair Value
	(In Thousands)
Available-for-sale
One to five years	$3,360	$3,199
Five to ten years	13,932	13,004
Beyond ten years	32,173	29,296
Total available-for-sale	$49,465	$45,499

Held-to-maturity
Five to ten years	$12,333	$10,521
Beyond ten years	41,730	33,145
Total held-to-maturity	$54,063	$43,666

Index
The following tables summarize debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2026 and June 30, 2026, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
September 30, 2026	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale
Mortgage-backed securities: residential	$23,342	$982	$20,855	$2,957	$44,197	$3,939
State and political subdivision	449	27	-	-	449	27
Total available-for-sale	$23,791	$1,009	$20,855	$2,957	$44,646	$3,966

	Less Than 12 Months		12 Months or Longer		Total
June 30, 2026	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale
Mortgage-backed securities: residential	$16,988	$277	$22,301	$2,098	$39,289	$2,375
State and political subdivision	472	3	-	-	472	3
Total available-for-sale	$17,460	$280	$22,301	$2,098	$39,761	$2,378

At September 30, 2026, the Company’s security portfolio consisted of 96 securities, 88 of which were in an unrealized loss position. At June 30, 2026, the Company’s security portfolio consisted of 96 securities, 82 of which were in an unrealized loss position. The unrealized losses on the Company’s investment in mortgage-backed securities at September 30, 2026 and June 30, 2026 were caused by interest rate changes. The contractual cash flows of these investments are guaranteed by agencies of the U.S. government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in fair value is attributable to interest rates rather than credit quality, the Company determined that no allowance for credit losses was required on these securities at September 30, 2026.

At September 30, 2026 and June 30, 2026, securities with a carrying value of $21.789 million and $22.385 million, respectively, were pledged to secure certain deposits, borrowings, and other liabilities.

Index
3.	Loans Receivable

Loans receivable are summarized as follows:

	September, 2026	June 30, 2026
	(In Thousands)
Loans Secured by Mortgages on Real Estate
One-to-Four Family Residential	$160,407	$164,214
Commercial	142,751	141,002
Multi-Family Residential	35,506	30,641
Land	34,154	34,825
Construction	31,117	25,435
Equity and Second Mortgage	3,074	3,177
Equity Lines of Credit	23,207	21,657

Total Mortgage Loans	430,216	420,951

Commercial Loans	57,832	58,866
Consumer Loans
Loans on Savings Accounts	1,074	436
Other Consumer Loans	198	247

Total Consumer Loans	1,272	683
Total Loans	489,320	480,500

Less: Allowance for Credit Losses	(4,902)	(4,926)
Unamortized Loan Fees	(86)	(83)

Net Loans Receivable	$484,332	$475,491

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

Index
The following tables summarize designated internal risk categories by portfolio segment and loan class, by origination year, as of September 30, 2026

	Term Loans Amortized Cost by Origination Year						Revolving Lines
As of September 30, 2026	2026	2025	2024	2023	2022	Prior		Total
	(In Thousands)
One-to-four family residential
Risk rating
Pass	$14,125	$14,232	$12,708	$34,280	$28,497	$51,560	$-	$155,402
Pass watch	-	71	806	385	509	1,407	-	3,178
Special mention	-	-	229	-	-	862	-	1,091
Substandard	$-	$-	$153	$181	$194	$208	$-	$736
Total one-to-four family residential	$14,125	$14,303	$13,896	$34,846	$29,200	$54,037	$-	$160,407
Current period gross charge-offs	-	-	-	-	-	-	-	-

Commercial
Risk rating
Pass	$18,688	$24,423	$5,845	$8,984	$20,436	$56,710	$-	$135,086
Pass watch	-	-	71	-	5,348	101	-	5,520
Special mention	-	-	-	99	2,032	-	-	2,131
Substandard	-	-	-	-	14	-	-	14
Total commercial	$18,688	$24,423	$5,916	$9,083	$27,830	$56,811	$-	$142,751
Current period gross charge-offs	$-	$435	$12	$-	$-	$-	$-	$447

Multi-family residential
Risk rating
Pass	$6,040	$7,461	$-	$-	$316	$14,659	$-	$28,476
Pass watch	-	-	1,108	1,787	-	4,135	-	7,030
Total multi-family residential	$6,040	$7,461	$1,108	$1,787	$316	$18,794	$-	$35,506
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Land
Risk rating
Pass	$5,137	$9,945	$2,111	$1,745	$3,230	$11,986	$-	$34,154
Total land	$5,137	$9,945	$2,111	$1,745	$3,230	$11,986	$-	$34,154
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk rating
Pass	$6,385	$19,036	$5,260	$-	$-	$436	$-	$31,117
Total construction	$6,385	$19,036	$5,260	$-	$-	$436	$-	$31,117
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Index
	Term Loans Amortized Cost by Origination Year						Revolving Lines
As of September 30, 2026	2026	2025	2024	2023	2022	Prior		Total
	(In Thousands)
Equity loans and lines of credit and second mortgage
Risk rating
Pass	$442	$551	$526	$357	$589	$383	$22,911	$25,759
Special mention	-	-	-	84	-	-	71	155
Substandard	-	-	-	142	-	-	225	367
Total home equity and lines of credit and second mortgage	$442	$551	$526	$583	$589	$383	$23,207	$26,281
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Loans
Risk rating
Pass	$13,763	$10,892	$14,599	$5,270	$1,544	$10,787	$-	$56,855
Pass watch	10	-	558	6	294	-	-	868
Special mention	-	-	-	105	-	-	-	105
Substandard	-	-	-	-	-	4	-	4
Total commercial loans	$13,773	$10,892	$15,157	$5,381	$1,838	$10,791	$-	$57,832
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer Loans
Risk rating
Pass	$845	$139	$138	$32	$37	$78	$-	$1,269
Substandard	-	-	-	3	-	-	-	3
Total consumer loans	$845	$139	$138	$35	$37	$78	$-	$1,272
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk rating
Pass	$65,425	$86,679	$41,187	$50,668	$54,649	$146,599	$22,911	$468,118
Pass watch	10	71	2,543	2,178	6,151	5,643	-	16,596
Special mention	-	-	229	288	2,032	862	71	3,482
Substandard	-	-	153	326	208	212	225	1,124
Total	$65,435	$86,750	$44,112	$53,460	$63,040	$153,316	$23,207	$489,320
Current period gross charge-offs	$-	$435	$12	$-	$-	$-	$-	$447

Index
The following tables summarize designated internal risk categories by portfolio segment and loan class, by origination year, as of June 30, 2026:

	Term Loans Amortized Cost by Origination Year						Revolving Lines
As of June 30, 2026	2026	2025	2024	2023	2022	Prior		Total
	(In Thousands)
One-to-four family residential
Risk rating
Pass	$8,265	$15,620	$13,051	$34,844	$30,024	$55,262	$-	$157,066
Pass watch	-	72	1,421	390	755	1,393	-	4,031
Special mention	-	-	-	-	-	841	-	841
Substandard	-	578	554	183	752	209	-	2,276
Total One-to-four family residential	$8,265	$16,270	$15,026	$35,417	$31,531	$57,705	$-	$164,214
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial
Risk rating
Pass	$12,343	$24,819	$5,919	$9,152	$21,632	$59,263	$-	$133,128
Pass watch	-	-	74	98	5,383	103	-	5,658
Special mention	-	-	-	-	2,052	150	-	2,202
Substandard	-	-	-	-	14	-	-	14
Total commercial	$12,343	$24,819	$5,993	$9,250	$29,081	$59,516	$-	$141,002
Current period gross charge-offs	$-	$-	$-	$60	$-	$145	$-	$205

Multi-family residential
Risk rating
Pass	$-	$6,969	$-	$1,801	$319	$16,286	$-	$25,375
Pass watch	-	-	1,112	-	-	4,154	-	5,266
Total multi-family residential	$-	$6,969	$1,112	$1,801	$319	$20,440	$-	$30,641
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Land
Risk rating
Pass	$4,415	$9,846	$2,308	$1,737	$3,331	$13,031	$-	$34,668
Pass watch	-	157	-	-	-	-	-	157
Total land	$4,415	$10,003	$2,308	$1,737	$3,331	$13,031	$-	$34,825
Current period gross charge-offs	$-	$-	$-	$-	$10	$-	$-	$10

Construction
Risk rating
Pass	$1,746	$17,896	$5,113	$580	$-	$100	$-	$25,435
Total construction	$1,746	$17,896	$5,113	$580	$-	$100	$-	$25,435
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Index
	Term Loans Amortized Cost by Origination Year						Revolving Lines
As of June 30, 2026	2026	2025	2024	2023	2022	Prior		Total
	(In Thousands)
Equity loans and lines of credit
Risk rating
Pass	$444	$559	$538	$415	$599	$394	$21,361	$24,310
Pass watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	86	-	-	71	157
Substandard	-	-	-	142	-	-	225	367
Total home equity and lines of credit	$444	$559	$538	$643	$599	$394	$21,657	$24,834
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Loans
Risk rating
Pass	$9,235	$9,460	$14,841	$4,410	$1,906	$13,516	$-	$53,368
Pass watch	623	1,827	1,080	1,500	317	-	-	5,347
Special mention	-	-	-	146	-	-	-	146
Substandard	-	-	-	-	-	5	-	5
Total commercial loans	$9,858	$11,287	$15,921	$6,056	$2,223	$13,521	$-	$58,866
Current period gross charge-offs	$-	$-	$-	$-	$16	$-	$-	$16

Consumer Loans
Risk rating
Pass	$124	$169	$187	$50	$43	$106	$-	$679
Substandard	-	-	-	4	-	-	-	4
Total consumer loans	$124	$169	$187	$54	$43	$106	$-	$683
Current period gross charge-offs	$-	$1	$23	$1	$-	$-	$-	$25

Total
Risk rating
Pass	$36,572	$85,338	$41,957	$52,989	$57,854	$157,958	$21,361	$454,029
Pass watch	623	2,056	3,687	1,988	6,455	5,650	-	20,459
Special mention	-	-	-	232	2,052	991	71	3,346
Substandard	-	578	554	329	766	214	225	2,666
Total	$37,195	$87,972	$46,198	$55,538	$67,127	$164,813	$21,657	$480,500
Current period gross charge-offs	$-	$1	$23	$61	$26	$145	$-	$256

Index
The following tables present an aging analysis of past due loans, segregated by class of loans, as of September 30, 2026 and June 30, 2026:

September 30, 2026	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$537	$1,713	$633	$2,883	$157,524	$160,407	$-
Commercial	99	-	14	113	142,638	142,751	-
Multi-Family Residential	-	-	-	0	35,506	35,506	-
Land	-	24	-	24	34,130	34,154	-
Construction	-	-	-	0	31,117	31,117	-
Equity and Second Mortgage	-	-	142	142	2,932	3,074	-
Equity Lines of Credit	26	-	225	251	22,956	23,207	-
Commercial Loans	24	4	-	28	57,804	57,832	-
Consumer Loans	-	-	-	0	1,272	1,272	-
Total	$686	$1,741	$1,014	$3,441	$485,879	$489,320	$-

June 30, 2026	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$780	$389	$2,607	$3,776	$160,438	$164,214	$453
Commercial	14	-	-	14	140,988	141,002	-
Multi-Family Residential	-	-	-	0	30,641	30,641	-
Land	-	-	-	0	34,825	34,825	-
Construction	-	-	-	0	25,435	25,435	-
Equity and Second Mortgage	-	-	142	142	3,035	3,177	-
Equity Lines of Credit	-	-	225	225	21,432	21,657	-
Commercial Loans	205	-	-	205	58,661	58,866	-
Consumer Loans	15	-	-	15	668	683	-
Total	$1,014	$389	$2,974	$4,377	$476,123	$480,500	$453

There was no interest income recognized on non-accrual loans during the three months ended September 30, 2026, or the year ended June 30, 2026. If the non-accrual loans had been accruing interest at their original contracted rates, gross interest income that would have been recorded for the three months ended September 30, 2026 and the year ended June 30, 2026 was approximately $23,000 and $120,000, respectively.

Index
The change in the allowance for credit losses by loan portfolio class and recorded investment in loans for the three months ended September 30, 2026 and year ended June 30, 2026 was as follows:

September 30, 2026
	Real Estate Loans
	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balances	$2,349	$1,277	$108	$248	$195	$190	$541	$18	$4,926
Charge-Offs	-	(447)	-	-	-	-	-	-	(447)
Recoveries	1	140	-	1	-	1	2	3	148
Current Provision	(544)	355	88	84	126	111	32	23	275
Ending Balances	$1,806	$1,325	$196	$333	$321	$302	$575	$44	$4,902

June 30, 2026
	Real Estate Loans
	1-4 Family Residential	Commercial	Multi- Family	Land	Construction	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balances	$2,202	$1,202	$113	$165	$74	$182	$538	$8	$4,484
Charge-Offs	-	(205)	-	(10)	-	-	(16)	(25)	(256)
Recoveries	6	60	-	2	-	22	2	12	104
Current Provision	141	220	(5)	91	121	(14)	17	23	594
Ending Balances	$2,349	$1,277	$108	$248	$195	$190	$541	$18	$4,926

Index
The Company held loans that were individually evaluated for credit losses at September 30, 2026 and June 30, 2026 for which the repayment, on the basis of our assessment at the reporting date, is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:

•	One-to-four-family first mortgages are primarily secured by first liens on residential real estate.
•
Commercial real estate loans are primarily secured by office and industrial buildings, warehouses, retail shopping facilities and various special purpose properties, including self-storage facilities, hotels and restaurants.

•	Multi-family loans are primarily secured by residential property that include five or more housing units.
•	Construction and land loans are primarily secured by residential and commercial properties, which are under construction and/or redevelopment, and by raw land.
•	Home equity loans and lines are primarily secured by first and junior liens on residential real estate.
•	Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.
•	Consumer loans considered collateral dependent are primarily secured by titled vehicles.

The following table presents loans individually evaluated for impairment, segregated by class of loans, as of September 30, 2026 and June 30, 2026:

	September 30, 2026		June 30, 2026
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$1,815	$53	$3,364	$505
Commercial	14	-	20	-
Land	77	3	79	3
Home Equity Loans and Lines of Credit	367	57	367	6
Commercial Loans	4	-	5	-

Total	$2,277	$113	$3,835	$514

The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status. As of September 30, 2026, there were $409,000 of residential loans in the process of foreclosure.

As of September 30, 2026, there were no loans whose terms were modified for borrowers who may be experiencing financial difficulties.

At September 30, 2026 and June 30, 2026, accrued interest receivable on loans was $1.711 million and $1.713 million, respectively, and included within accrued interest receivable on the consolidated balance sheets.

4.	Deposits

Deposits at September 30, 2026 and June 30, 2026 consist of the following classifications:

	September 30, 2026	June 30, 2026
	(In Thousands)

Non-interest bearing accounts	$140,651	$138,059
NOW accounts	58,057	59,937
Money market accounts	59,130	65,978
Savings accounts	89,266	91,205
Certificates of deposit	227,819	222,113
Total deposits	$574,923	$577,292

Index
5.	Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three months ended September 30, 2026 and 2025 were calculated as follows:

	Three Months Ended
	September 30,
	2026	2025
	(In Thousands, Except Per Share Data)

Net Income	$1,911	$1,599

Weighted average common shares issued and outstanding	3,035	3,071
Weighted average unearned ESOP shares	(51)	(63)
Weighted average shares outstanding - basic	2,984	3,008
Effect of dilutive common stock equivalents	84	40
Adjusted weighted average shares outstanding - diluted	$3,068	$3,048

Basic earnings per share	$0.64	$0.53
Diluted earnings per share	$0.62	$0.52

Index
6.	Stock-Based Compensation

Stock Incentive Plans

On November 12, 2014, the stockholders of the Company approved the adoption of the Company’s 2014 Stock Incentive Plan (the “2014 Stock Incentive Plan”). The 2014 Stock Incentive Plan terminated on August 13, 2024; however, the 960 unvested plan share awards and 33,000 outstanding options as of September 30, 2026, will remain in effect for the remainder of their five-year vesting and original ten-year terms, respectively.

On November 13, 2019, the stockholders of the Company approved the adoption of the Company’s 2019 Stock Incentive Plan (the “2019 Stock Incentive Plan”).  On July 24, 2024, the Company granted 1,600 stock options to a key employee vesting ratably over five years. The 2019 Stock Incentive Plan costs are recognized over the five-year vesting period. As of September 30, 2026, there are no plan share awards and 800 stock options available for future grant under the 2019 Stock Incentive Plan.  There were no plan share awards and 138,904 outstanding options as of September 30, 2026, under the 2019 Stock Incentive Plan.

On November 19, 2025, the stockholders of the Company approved the adoption of the Company’s 2025 Stock Incentive Plan (the “2025 Stock Incentive Plan,” together with the 2014 Stock Incentive Plan and the 2019 Stock Incentive Plan, the “Stock Incentive Plans”) which provides for a total of 125,000 shares reserved for future issuance as stock awards or stock options. No more than 31,250 shares, or 25%, may be granted as stock awards. The balance of the plan is reserved for stock option awards.  On December 18, 2025, the Company granted a total of 31,250 plan share awards and a total of 92,750 stock options to directors, officers and key employees vesting ratably over five years. The 2025 Stock Incentive Plan costs are recognized over the five-year vesting period. As of September 30, 2026, there are no plan share awards and 1,000 stock options available for future grant under the 2025 Stock Incentive Plan. There were 31,250 unvested plan share awards and 92,750 outstanding options as of September 30, 2026, under the 2025 Stock Incentive Plan.

For the three months ended September 30, 2026 and 2025, the Company recognized compensation expense of $58,551 and $55,648, respectively, related to its Stock Incentive Plans.

7.	Related Party Transactions

In the ordinary course of business, the Bank makes loans to its directors and officers. These loans are made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and do not involve more than normal credit risk or present other unfavorable features. Certain directors and executive officers were indebted to the Bank in the approximate aggregate amount of $4.429 million and $4.463 million at September 30, 2026 and June 30, 2026.

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

Index
At September 30, 2026 and June 30, 2026, the carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2026
	Carrying	Estimated
	Value	Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets
Cash and cash equivalents	$37,560	$37,560	$37,560	$-	$-
Securities available-for-sale	45,499	45,499	-	45,499	-
Securities held-to-maturity	54,063	43,666	-	43,666	-
Other securities	1,111	1,111	-	-	1,111
Loans held-for-sale	1,082	1,082	-	1,082	-
Loans receivable, net	484,332	469,162	-	-	469,162

Financial liabilities
Deposits	574,923	573,847	-	573,847	-
Other borrowings	3,556	3,556	-	3,556	-

	June 30, 2026
	Carrying	Estimated
	Value	Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets
Cash and cash equivalents	$34,304	$34,304	$34,304	$-	$-
Securities available-for-sale	43,624	43,624	-	43,624	-
Securities held-to-maturity	55,439	46,658	-	46,658	-
Other securities	954	954	-	-	954
Loans held-for-sale	1,654	1,654	-	1,654	-
Loans receivable, net	475,491	458,421	-	-	458,421

Financial liabilities
Deposits	577,292	575,788	-	575,788	-
Other borrowings	3,556	3,556	-	3,556	-

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used during the three months ended September 30, 2026.

Index
Fair values of assets and liabilities measured on a recurring basis at September 30, 2026 and June 30, 2026 are as follows:

	Fair Value Measurements
September 30, 2026	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Mortgage-backed securities: residential	$-	$45,050	$-	$45,050
State and political subdivision	-	449	-	449
Total available-for-sale	$-	$45,499	$-	$45,499

	Fair Value Measurements
June 30, 2026	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Available-for-Sale
Mortgage-backed securities: residential	$-	$43,152	$-	$43,152
State and political subdivision	-	472	-	472
Total available-for-sale	$-	$43,624	$-	$43,624

Fair values of assets and liabilities measured on a non-recurring basis at September 30, 2026 and June 30, 2026 are as follows:

	Fair Value Measurements
September 30, 2026	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans	$-	$-	$1,500	$1,500
Other Real Estate Owned	-	-	513	513
Total	$-	$-	$2,013	$2,013

	Fair Value Measurements
June 30, 2026	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Impaired Loans	$-	$-	$2,644	$2,644
Other Real Estate Owned	-	-	613	613
Total	$-	$-	$3,257	$3,257

Index
9.	Leases

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

At September 30, 2026 and June 30, 2026, the carrying amounts of the ROU assets and corresponding lease liabilities were as follows:

	Location in the Consolidated Balance Sheets	September 30, 2026	June 30, 2026
Operating lease right-of-use assets	Other assets	$780	$784
Operating lease liabilities	Other liabilities	$850	$851
Weighted-average remaining lease term (in years)		32.1	32.4
Weighted-average discount rate		3.00%	3.00%

Index
HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

There were no changes made to the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Index
Discussion of Financial Condition Changes from June 30, 2026 to September 30, 2026

General

Total assets increased $12.234 million, or 1.9%, from $643.330 million at June 30, 2026 to $655.564 million at September 30, 2026. The increase in assets resulted from increases in net loans receivable of $8.841 million, or 1.9%, from $475.491 million at June 30, 2026 to $484.332 million at September 30, 2026, cash and cash equivalents of $3.256 million, or 9.5%, from $34.304 million at June 30, 2026 to $37.560 million at September 30, 2026, investment securities of $656,000, or 0.7%, from $100.017 million at June 30, 2026 to $100.673 million at September 30, 2026, deferred tax asset of $432,000, or 40.8%, from $1.058 million at June 30, 2026 to $1.490 million at September 30, 2026, bank owned life insurance of $28,000, or 0.4%, from $7.040 million at June 30, 2026 to $7.068 million at September 30, 2026, and accrued interest receivable of $14,000, or 0.7%, from $1.895 million at June 30, 2026 to $1.909 million at September 30, 2026, partially offset by decreases in loans-held-for-sale of $572,000, or 34.6%, from $1.654 million at June 30, 2026 to $1.082 million at September 30, 2026, premises and equipment of $153,000, or 0.9%, from $16.173 million at June 30, 2026 to $16.020 million at September 30, 2026, other assets of $118,000, or 8.3%, from $1.420 million at June 30, 2026 to $1.302 million at September 30, 2026, other real estate owned of $100,000, or 16.3%, from $613,000 at June 30, 2026 to $513,000 at September 30, 2026, and core deposit intangible of $50,000, or 7.4%, from $675,000 at June 30, 2026 to $625,000 at September 30, 2026. The increase in deferred tax asset was primarily due to the tax effect of increased unrealized losses on available-for-sale securities.

Cash and Cash Equivalents

Cash and cash equivalents increased $3.256 million, or 9.5%, from $34.304 million at June 30, 2026 to $37.560 million at September 30, 2026.

Loans Receivable, Net

Loans receivable, net, increased by $8.841 million, or 1.9%, to $484.332 million at September 30, 2026 compared to $475.491 million at June 30, 2026. The increase in loans receivable, net was primarily due to increases in construction loans of $5.682, multi-family residential loans of $4.865 million, commercial real estate loans of $1.749 million, equity line-of-credit loans of $1.550 million, and consumer loans of $589,000, partially offset by decreases in one-to-four-family residential loans of $3.807 million, commercial non-real estate loans of $1.034 million, land loans of $671,000, and equity and second mortgage loans of $103,000.

Loans Held-for-Sale

Loans held-for-sale decreased $572,000 million, from $1.654 million at June 30, 2026 to $1.082 million at September 30, 2026. The decrease in loans held-for-sale is primarily due to normal timing differences in our loan origination and sale activities.

Investment Securities

Investment securities amounted to $100.673 million at September 30, 2026, compared to $100.017 million at June 30, 2026, an increase of $656,000, or 0.7%. The increase in investment securities was primarily due to security purchases of $6.934 million, partially offset by $3.251 million of principal repayments on mortgage backed securities, $1.653 million in proceeds from sales of mortgage backed securities, and a $1.610 million increase in market value losses on available-for-sale securities.

Premises and Equipment, Net

Premises and equipment, net decreased $153,000, or 0.9%, to $16.020 million at September 30, 2026 compared to $16.173 million at June 30, 2026, due to depreciation.

Index
Asset Quality

At September 30, 2026, the Company had $1.556 million of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due, and other real estate owned) compared to $3.649 million of non-performing assets at June 30, 2026, consisting of seven one-to-four family residential loans, two home equity loans, one commercial non-real estate loan, one commercial real estate loan, one commercial real estate property in other real estate owned, and two residential lots in other real estate owned at September 30, 2026, compared to sixteen one-to-four family residential loans, two home equity loans, one commercial non-real estate loan, one commercial real estate loan, one commercial real estate property in other real estate owned, and two residential lots in other real estate owned at June 30, 2026.  At September 30, 2026 the Company had nine one-to-four family residential loans, two home equity loans, one commercial non-real estate loan, one commercial real estate loan, and one consumer loan classified as substandard, compared to sixteen one-to-four family residential loans, two home equity loans, one commercial real estate loan, one commercial non-real estate loan, and one consumer loan classified as substandard at June 30, 2026.  There were no loans classified as doubtful at September 30, 2026 or June 30, 2026.

Total Liabilities

Total liabilities increased $12.236 million, or 2.1%, from $584.573 million at June 30, 2026 to $596.809 million at September 30, 2026. The increase in liabilities resulted from increases in advances from the Federal Home Loan Bank of Dallas of $14.000 million, from none at June 30, 2026 to $14.000 million at September 30, 2026, other accrued expenses and liabilities of $453,000, or 14.1%, from $3.214 million at June 30, 2026 to $3.667 million at September 30, 2026, and advances from borrowers for taxes and insurance of $152,000, or 29.7%, from $511,000 at June 30, 2026 to $663,000 at September 30, 2026, partially offset by a decrease in total deposits of $2.369 million, or 0.4%, from $577.292 million at June 30, 2026 to $574.923 million at September 30, 2026. The decrease in deposits resulted from decreases in money market deposits of $6.848 million, or 10.4%, from $65.978 million at June 30, 2026 to $59.130 million at September 30, 2026, savings deposits of $1.939 million, or 2.1%, from $91.205 million at June 30, 2026 to $89.266 million at September 30, 2026, and NOW accounts of $1.880 million, or 3.1%, from $59.937 million at June 30, 2026 to $58.057 million at September 30, 2026, partially offset by increases in certificates of deposit of $5.706 million, or 2.6%, from $222.113 million at June 30, 2026 to $227.819 million at September 30, 2026, and non-interest deposits of $2.592 million, or 1.9%, from $138.059 million at June 30, 2026 to $140.651 million at September 30, 2026.

Stockholders’ Equity

Stockholders’ equity decreased $2,000, from $58.757 million at June 30, 2026 to $58.755 million at September 30, 2026. The decrease in stockholders’ equity resulted from an increase in the Company’s accumulated other comprehensive loss of $1.271 million, dividends paid totaling $457,000, and stock repurchases of $346,000, partially offset by net income for the quarter ended September 30, 2026 of $1.911 million, the vesting of restricted stock awards, stock options, and the release of employee stock ownership plan shares totaling $125,000, and proceeds from the issuance of common stock from the exercise of stock options of $36,000.

Regulatory Capital

The Bank is subject to regulatory capital requirements established by the Office of the Comptroller of the Currency (“OCC”). Effective September 30, 2026, the Bank elected to utilize the Community Bank Leverage Ratio (“CBLR”) framework, which allows qualifying community banking organizations to satisfy regulatory capital requirements by maintaining a Tier 1 leverage ratio greater than 8.0%, in lieu of the generally applicable risk-based capital requirements. At September 30, 2026, the Bank’s CBLR was 9.34%, exceeding the required minimum of 8.0%. Accordingly, the Bank was considered well capitalized under the regulatory framework for prompt corrective action.

Index
Comparison of Operating Results for the Three Months Ended September 30, 2026 and 2025

General

The increase in net income for the three months ended September 30, 2026, as compared to the same period in 2025, resulted from an increase of $643,000, or 12.2%, in net interest income and an increase of $203,000, or 31.2%, in non-interest income, partially offset by an increase of $232,000, or 539.5%, in the provision for credit losses, an increase of $230,000, or 6.0%, in non-interest expense, and an increase of $72,000, or 17.2%, in the provision for income taxes.

Net Interest Income

The increase in net interest income for the three months ended September 30, 2026, as compared to the same period in 2025, resulted from an increase of $687,000, or 8.6%, in total interest income, partially offset by an increase of $44,000, or 1.6%, in total interest expense. The Company’s average interest rate spread was 3.17% for the three months ended September 30, 2026, compared to 2.99% for the three months ended September 30, 2025. The Company’s net interest margin was 3.83% for the three months ended September 30, 2026, compared to 3.63% for the three months ended September 30, 2025.

Provision for Credit Losses

The provision for credit losses for the three months ended September 30, 2026, compared to the same period in 2025, increased by $232,000 primarily due to an increase in net loans receivable.

Non-interest Income

The $203,000 increase in non-interest income for the three months ended September 30, 2026, compared to the same period in 2025, resulted from an increase of $204,000 in gain on sale of real estate, an increase of $46,000 in gain on sale of fixed assets, an increase of $12,000 in service charges on deposit accounts, and an increase of $1,000 in other non-interest income, partially offset by an increase of $52,000 in loss on sale of securities and a decrease of $8,000 in gain on sale of loans. The increase in gain on sale of real estate resulted from the bulk sale of 44 rental properties during the three months ended September 30, 2026.

Index
Non-interest Expense

The $230,000 increase in non-interest expense for the three months ended September 30, 2026, compared to the same period in 2025, resulted from increases of $138,000 in compensation and benefits, $100,000 in other real estate owned write-down expense, $76,000 in professional fees, $65,000 in audit and examination fees, $45,000 in advertising, and $11,000 in deposit insurance premium, partially offset by decreases of $100,000 in data processing, $46,000 in occupancy and equipment, $29,000 in franchise and bank shares tax, $17,000 in amortization of core deposit intangible, $9,000 in other expenses, and $4,000 in loan and collection expense. The $100,000 increase in other real estate owned write-down expense was related to the value of one large commercial property which was adjusted to reflect current market sentiment.

The aggregate compensation expense recognized by the Company for its stock options, share awards and employee stock ownership plan, amounted to $125,000 and $96,000 for the three months ended September 30, 2026 and September 30, 2025, respectively.

The Louisiana bank shares tax is assessed on the Bank’s equity and earnings. For the three months ended September 30, 2026, the Company recognized franchise and bank shares tax expense of $106,000 compared to $135,000, for the same period in 2025.

Income Taxes

There was an income tax expense of $490,000 for the three months ended September 30, 2026, resulting in an effective tax rate of 20.4%. There was an income tax expense of $418,000 for the three months ended September 30, 2025, resulting in an effective tax rate of 20.7%.

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

	Three Months Ended September 30,
	2026			2025
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
(Dollars In Thousands)
Interest-earning assets:
Loans receivable	$478,475	$7,741	6.42%	$463,931	$7,271	6.22%
Investment securities	100,539	657	2.59	96,390	555	2.28
Interest-earning deposits	31,789	299	3.73	15,105	184	4.83
Total interest-earning assets	$610,803	$8,697	5.65%	$575,426	$8,010	5.52%
Non-interest-earning assets	38,263			39,797
Total assets	$649,066			$615,223
Interest-bearing liabilities:
Savings accounts	$89,940	$324	1.43%	$94,102	$400	1.69%
NOW accounts	63,072	171	1.08	65,801	188	1.13
Money market accounts	64,103	322	1.99	73,599	384	2.07
Certificate accounts	225,093	1,912	3.37	194,016	1,701	3.48
Total interest-bearing deposits	442,208	2,729	2.45	427,518	2,673	2.48
Other borrowings	3,556	62	6.92	4,000	76	7.54
FHLB advances	152	2	5.22	-	-	-
Total interest-bearing liabilities	$445,916	$2,793	2.48%	$431,518	$2,749	2.53%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	139,158			123,401
Other liabilities	4,355			4,545
Total liabilities	589,429			559,464
Total stockholders’ equity (1)	59,637			55,759

Total liabilities and stockholders’ equity	$649,066			$615,223

Net interest-earning assets	$164,887			$143,908

Net interest income; average interest rate spread(2)		$5,904	3.17%		$5,261	2.99%
Net interest margin(3)			3.83%			3.63%
Average interest-earning assets to average interest-bearing liabilities			136.98%			133.35%

(1)	Includes retained earnings and accumulated other comprehensive loss.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Index
Liquidity and Capital Resources

The Bank maintains levels of liquid assets deemed adequate by management. The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings, and to fund loan commitments. The Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

The Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, the Bank invests excess funds in short-term interest-earning accounts and other assets which provide liquidity to meet lending requirements. The Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $28.158 million at September 30, 2026.

A significant portion of the Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents. The Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds. At September 30, 2026, the Bank had $14.000 million in advances from the Federal Home Loan Bank of Dallas and had $142.231 million in borrowing capacity. Additionally, at September 30, 2026, the Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby Home Federal Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $19.900 million. There were no amounts purchased under this agreement as of September 30, 2026. At September 30, 2026, Home Federal Bancorp had a $3.556 million outstanding loan with First National Bankers Bank, which matures on February 5, 2034.

At September 30, 2026, the Bank had outstanding loan commitments of $52.622 million to originate loans and commitments under unused lines of credit of $15.691 million. At September 30, 2026, certificates of deposit scheduled to mature in less than one year totaled $149.059 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. The Bank intends to utilize its high levels of liquidity to fund its lending activities. If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale, as needed.

Off-Balance Sheet Arrangements

At September 30, 2026, the Company did not have any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.

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

The table below sets forth the Company’s repurchases of its common stock made during the quarter ended September 30, 2026, are set forth in the table below, including stock-for-stock option exercises.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2026 - July 31, 2026	6,515	$21.95	6,515	18,179
August 1, 2026 - August 31, 2026	8,662	23.41	8,662	9,517
September 1, 2026 - September 30, 2026	-	-	-	9,517
Total	15,177	$22.78	15,177	9,517

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: November 12, 2026	By:	/s/ Brad Ezernack
Brad Ezernack
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)